Form 10-Q
period 1999-10-02
COLLECTORS UNIVERSE INC
filed 1999-12-02
CIK 1089143

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________

    COMMISSION FILE NUMBER: 0-27887


                            COLLECTORS UNIVERSE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              33-0846191
-----------------------------                             ----------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
     OF INCORPORATION)                                    IDENTIFICATION NUMBER)


                 1936 DEERE STREET, SANTA ANA, CALIFORNIA 92705
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 567-1234

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT DECEMBER 1, 1999:
-----------------------------                   --------------------------------
COMMON STOCK $.001 PAR VALUE.                               24,425,076

================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets October 2, 1999 and June 30, 1999..    3, 4

                Condensed Consolidated  Statements of Operations
                Three months ended October 2, 1999 and September 30, 1998................    5

                Condensed  Consolidated  Statements  of Cash Flows
                Three months and ended October 2, 1999 and September 30, 1998............    6

                Notes to Condensed Consolidated Financial Statements.....................    7

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...................................................    10-15

PART II. OTHER INFORMATION

        Item 5. Other  Events ...........................................................    16

        Item 6. Exhibits and Reports on Form 8-K ........................................    16

SIGNATURES ..............................................................................    17

EXHIBIT INDEX ...........................................................................    18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF OCTOBER 2, 1999 AND JUNE 30, 1999
                             (amounts in thousands)
                                   (unaudited)

                                           OCTOBER 2,      JUNE 30,
                                              1999          1999
                                           ----------      --------
ASSETS
Current assets:
  Cash and cash equivalents                 $ 2,058        $ 1,852
  Accounts receivable, net                    1,883          2,026
  Inventories, net                            3,462          3,148
  Prepaid expenses and other                    774            514
  Deferred taxes                                218            218
                                            -------        -------
    Total current assets                      8,395          7,758

Property and equipment, net                   1,476          1,201
Notes receivable from related  party            172            178
Other Assets                                    222            167
Goodwill, net                                 5,404          5,599
Deferred taxes                                  637            637
                                            -------        -------
                                            $16,306        $15,540
                                            =======        =======


See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF OCTOBER 2, 1999 AND JUNE 30, 1999
                             (amounts in thousands)
                                   (unaudited)

                                                                     OCTOBER 2,        JUNE 30,
                                                                        1999             1999
                                                                     ----------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $  1,628         $  2,430
  Accrued liabilities                                                      723              856
  Accrued compensation and benefits                                        654              524
  Deferred revenue                                                       2,897            1,616
  Income taxes payable                                                      43               16
                                                                      --------         --------
    Total current liabilities                                            5,945            5,442


Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
    no shares issued or outstanding                                         --               --
 Common stock, $.001 par value; 45,000 shares authorized;
     20,425 issued and outstanding at October 2, 1999
     and 20,282 issued and outstanding at June 30, 1999                     21               20
  Additional paid-in capital                                            11,903           11,586
  Retained earnings (deficit)                                           (1,563)          (1,508)
                                                                      --------         --------
    Total stockholders' equity                                          10,361           10,098

                                                                      --------         --------
                                                                      $ 16,306         $ 15,540
                                                                      ========         ========


See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                       ----------------------------
                                                       OCTOBER 2,     SEPTEMBER 30,
                                                          1999             1998
                                                       ----------     -------------
Net revenues                                           $  8,965         $  3,957
Cost of revenues                                          4,037            1,337
                                                       --------         --------
Gross profit                                              4,928            2,620

Operating expenses:
   Selling, general and administrative expenses           4,764            2,370
   Amortization of intangibles                              195                8
   Stock-based compensation                                  15               --
                                                       --------         --------
      Total operating expenses                            4,974            2,378

Operating income (loss)                                     (46)             242

Interest income, net                                         18                6
Minority interest                                            --              (32)
                                                       --------         --------
Income (loss) before income taxes                           (28)             216

Provision for income taxes                                   27                3
                                                       --------         --------
Net income (loss)                                      $    (55)        $    213
                                                       ========         ========

Basic and diluted income (loss) per share              $  (0.00)        $   0.01
                                                       ========         ========
Shares used in computation of basic and
   diluted earnings per share                            20,329           16,093
                                                       ========         ========

See accompanying notes to consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                   ----------------------------
                                                                    OCTOBER 2,    SEPTEMBER 30,
                                                                      1999            1998
                                                                    ----------    -------------
OPERATING ACTIVITIES:
Net income (loss)                                                   $   (55)        $   213
     Adjustments to reconcile net income (loss) to net cash
       provided from operating activities:
         Depreciation and amortization                                  329              44
         Stock-based compensation                                        15              --
     Changes in assets and liabilities:
         Accounts receivable                                            143            (520)
         Inventories                                                   (314)           (117)
         Prepaids and other assets                                     (315)           (138)
         Accounts payable and accrued liabilities                      (805)             65
         Deferred revenue                                             1,281             536
         Income taxes                                                    27              --
                                                                    -------         -------
           Net cash flows provided from operating activities            306              83

INVESTING ACTIVITIES:
     Capital expenditures                                              (408)           (169)
     Collections on note receivable                                       6               1
                                                                    -------         -------
           Net cash used in investing activities                       (402)           (168)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                            302              --
     Proceeds from sale of treasury stock                                --             116
                                                                    -------         -------
           Net cash provided from financing activities                  302             116
                                                                    -------         -------
           Net increase in cash and cash equivalents                    206              31

           Cash and cash equivalents at beginning of year             1,852             612
                                                                    -------         -------
           Cash and cash equivalents at end of period               $ 2,058         $   643
                                                                    =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                       $    --         $    --
Income taxes                                                        $    --         $    --


See accompanying notes to consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                                   (unaudited)

1.       Significant Accounting Policies

         Principles of Consolidation

         The condensed consolidated financial statement for the three-month period ended September 30, 1998 includes the accounts of our predecessor corporation, Professional Coin Grading Service, Inc. (PCGS) and its majority-owned subsidiaries, Superior Sportscard Auctions (Superior) and Internet Universe (IU), in which PCGS had a 60% and 55% ownership interest, respectively. The consolidated financial statement for the three-month period ended October 2, 1999 includes the accounts of PCGS and the accounts of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin Auctions, which were acquired on February 5, 1999. In addition, on February 5, 1999 we acquired the remaining ownership interests in Superior and IU, which resulted in the full consolidation of these entities from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Unaudited Interim Financial Information

         The interim consolidated financial statements as of October 2, 1999 have been prepared by Collectors Universe, Inc. (Collectors or the company) pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the company's Registration Statement on Form S-1 for the year ended June 30, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)
                                   (unaudited)


2.       Inventories

         Inventories consist of the following:

                                                         OCTOBER 2,     JUNE 30,
                                                           1999          1999
                                                         ----------     --------
         Coins and currency                               $1,962         $1,551
         Sportscards and sports memorabilia                  665            837
         Records                                             550            631
         Other collectibles                                  374            290
                                                          ------         ------
                                                           3,551          3,309
         Less inventory reserve                              (89)          (161)
                                                          ------         ------
         Inventories, net                                 $3,462         $3,148
                                                          ======         ======

3.       Property and Equipment

         Property and equipment consist of the following:

                                                         OCTOBER 2,     JUNE 30,
                                                           1999          1999
                                                         ----------     --------

         Coins and sportscard grading reference sets      $    40       $    40
         Computer hardware and equipment                    1,305         1,114
         Computer software                                    387           298
         Equipment                                            905           790
         Furniture and office equipment                       627           615
         Leasehold improvements                               106           106
                                                          -------       -------
                                                          $ 3,370       $ 2,963
         Less accumulated depreciation and amortization    (1,894)       (1,762)
                                                          -------       -------
         Property and equipment, net                      $ 1,476       $ 1,201
                                                          =======       =======

4.       Intangibles

         Intangibles arise from business acquisitions and consist entirely of goodwill. Goodwill was $5,404, net of accumulated amortization of $576 as of October 2, 1999. Net goodwill was $5,599 as of June 30, 1999.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)
                                   (unaudited)

5.       Net Income (Loss) Per Share

         Net income (loss) per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income (loss) per share for the three-month periods ended October 2, 1999 and September 30, 1998 is computed as follows:

                                                                      THREE MONTHS ENDED
                                                                   -------------------------
                                                                   OCTOBER 2,  SEPTEMBER 30,
                                                                      1999         1998
                                                                   ----------  -------------
         Net Income (Loss) Applicable to Common Stockholders        $    (55)     $   213
                                                                    ========      =======

         BASIC NET INCOME (LOSS) PER SHARE

         Weighted average shares outstanding used in
           computation of basic and diluted income (loss)
           per share                                                  20,329       16,093

         Net income (loss) per share, basic and diluted              $ (0.00)     $  0.01
                                                                     =======      =======

6.       Stock Compensation Expense

         Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at a price that was lower than the initial offering price.

7.       Segment Information

                                                          THREE MONTHS ENDED OCTOBER 2, 1998
                                                       -----------------------------------------
                                                       GRADING           AUCTION          TOTAL
                                                       -------           -------         -------
              Net revenues                              $5,934           $ 3,031         $ 8,965
                                                        ======           =======         =======
              Operating income (loss)                   $1,867           $(1,790)        $    77
              Unallocated operating expenses                                                (123)
                                                                                         -------
              Consolidated operating (loss)                                              $   (46)
                                                                                         =======


                                                           THREE MONTHS ENDED JUNE 30, 1998
                                                       -----------------------------------------
                                                       GRADING          AUCTION           TOTAL
                                                       -------          -------          -------
              Net revenues                              $3,480           $ 474           $ 3,957
                                                        ======           =====           =======
              Operating income (loss)                   $  964           $(392)              572
              Unallocated operating expenses                                                (330)
                                                                                         -------
              Consolidated operating income                                              $   242
                                                                                         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, any statements that we make in this Form 10Q regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

Collectors Universe provides authentication and grading services for rare coins and sportscards and authentication services for autographs. In most instances, fees for authentication and grading services are prepaid. We also conduct Internet, telephone and in-person auctions of rare coins, sportscards, sports memorabilia, rare currency, rare records and other high-end collectibles. Collectibles constituting approximately 80% of the aggregate sales prices of collectibles sold at our auctions are consigned to us by third parties and we receive commissions, usually from both sellers and buyers, when the consigned collectibles are sold. Approximately 20% of the dollar value of collectibles we sell at our auctions is comprised of collectibles that we purchase for resale at our auctions and we record the sales prices of those collectibles as revenues when they are sold.

The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of purchased collectibles, because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of purchased collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of purchased collectibles reduces our overall auction margins to a level that is below that realized for authentication and grading services. Consequently, our gross margin in future periods will depend not only upon the mix between auction revenues and grading revenues, but also upon the mix between consigned collectibles and purchased collectibles sold at our auctions.

We originally incorporated in 1986 under the name Professional Coin Grading Service, Inc., which we usually refer to as "PCGS". In February 1999 we incorporated Collectors Universe, Inc. in Delaware to become the parent holding company of PCGS and to acquire (i) the currency auction business of Lyn F. Knight Rare Coins, Inc., (ii) the coin auction business of Kingswood Coin Auctions, and (iii) the minority ownership interests in two of our majority-owned subsidiaries, Superior Sportscard Auctions and Internet Universe, thereby increasing our ownership in those two subsidiaries to 100%. The primary purpose of those acquisitions was to expand the variety of collectibles that we sell, bring us additional expertise from the former owners of these businesses, who continue to manage the acquired businesses for our Company, and add to our customer base and sources of supply. Those acquisitions were completed in a single transaction, effective as of February 5, 1999, by means of a reorganization intended to qualify for non-recognition treatment under Section 351 of the Internal Revenue Code of 1986. In the reorganization, Collectors Universe paid $2,100,000 in cash and issued to the owners of the acquired companies an aggregate of 1,689,648 shares of our common stock. In March 1999 the company sold 1,284,800 shares of our common stock in a private placement at a price of $5.00 per share. On November 5, 1999, we sold 4,000,000 shares of our common stock, at a price of $6.00 per share, in our initial public offering that was registered under the Securities Act of 1933, as amended.

Prior to the February 5, 1999, the date as of which the reorganization was consummated, and throughout the quarter ended September 30, 1998, PCGS was an "S" corporation for federal and state income tax purposes under the Internal Revenue Code and, accordingly, all federal income taxes, and substantially all state income taxes, were payable by our stockholders. The provision made for income taxes in the quarter ended September 30, 1998 is the result of a 1.5% California franchise tax assessed on S corporations. The "S" election terminated as a result of the consummation of the reorganization. As a result, from and after February 5, 1999, and including the quarter ended October 2, 1999, the Company is subject to federal and state income taxation at applicable corporate rates.

RESULTS OF OPERATIONS

Net Revenues
                                                 THREE MONTHS ENDED
                                           --------------------------------
                                           OCTOBER 2,         SEPTEMBER 30,
                                              1999                1998
                                           ----------         -------------
         Net revenues                        $8,965              $3,957

Net revenues include grading and authentication fees for rare coins and sportscards, sales of collectibles in our auctions and commissions on the sales of consigned collectibles sold in our auctions. Net revenues increased 127% for the first quarter of fiscal 2000 over the same prior year period. Grading and authentication revenues increased 71% in the current quarter to $5,934 from $3,480 in the first quarter of the prior fiscal year. This increase resulted from significantly higher submission rates for sportscards. Auction revenue increased 552% in the current quarter to $3,031 from $477 in the prior year. Continuous auctions of coins, sportscards and other collectibles conducted on our Internet website increased by approximately 940% and premium auction revenues increased by approximately 530%. The acquisition of Kingswood Coin Auctions and Lyn F. Knight Rare Coins in February 1999 added approximately $960 in auction revenue to the first quarter ended October 2, 1999.

Gross Profit
                                                 THREE MONTHS ENDED
                                           --------------------------------
                                           OCTOBER 2,         SEPTEMBER 30,
                                              1999               1998
                                           ----------         -------------
         Gross Profit                       $4,928              $2,620
         Gross Profit Margin                 55.0%               66.2%

Gross profit is the difference between net revenues and cost of revenues. Cost of revenues consists of labor to grade coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of purchased collectibles sold in our auctions. Gross profit increased 88% in the first quarter of fiscal 2000, as compared to the corresponding period of fiscal 1999, primarily because of higher revenue both from grading services and from auctions of collectibles. The gross margin, which is gross profit stated as a percentage of net revenue, decreased to 55.0% in the first quarter of fiscal 2000 from 66.2% in the first quarter of fiscal 1999. This decrease in gross margin was largely attributable to the substantial increase in auction revenues, because the margin on auction sales of collectibles is lower than on authentication and grading services. Overall, our gross profit margin on auction activities decreased to 24.7% for the quarter ended October 2, 1999, from 60.8% for the corresponding quarter of the prior year. This decrease in auction gross profit margin resulted from a higher percent of purchased collectibles sold in our auction during the first quarter of the current fiscal year. Grading and authentication gross profit margins increased for the current quarter to 70.7% from 67.4% last year.

Selling, General and Administrative Expenses

                                               THREE MONTHS ENDED
                                         ----------------------------------
                                         OCTOBER 2,           SEPTEMBER 30,
                                           1999                   1998
                                         ----------           -------------
           SG&A                           $4,764                 $2,370
           Percent of Revenues             53.1%                  59.9%

Selling, general and administrative (SG&A) expenses consist primarily of wages and payroll related expenses, advertising and promotion, professional and consulting expenses, travel and entertainment, facility related expenses and security charges. In the quarter ended October 2, 1999 SG&A expenses, in absolute dollars, doubled as compared to the same quarter of fiscal 1999. However, as a percentage of net revenue SG&A expenses declined to 53.1% in the first quarter of fiscal 2000 from 59.9% in the same quarter of fiscal 1999. We have significantly enhanced our management and information systems infrastructure over the past several quarters to accommodate projected revenue growth and have invested heavily in the development of our website, Collectors Universe.com, our website content and the Internet auction capabilities built into our website. We anticipate that we will continue to report significant increases in SG&A expenses during the balance of this fiscal year; however, we expect the rate of the increases in those expenses will decrease, quarter-over-quarter, during the current fiscal year.

Amortization of Intangibles

                                                 THREE MONTHS ENDED
                                            ------------------------------
                                            OCTOBER 2,       SEPTEMBER 30,
                                              1999               1998
                                            ----------       -------------
         Amortization of intangibles          $195               $ 8
         Percentage of revenues                2.2%              0.2%

         Amortization of intangibles consists of goodwill charges relating to acquisitions by the Company. The Company is amortization goodwill over periods of 5 to 15 years.

Stock-Based Compensation

                                                 THREE MONTHS ENDED
                                            ------------------------------
                                            OCTOBER 2,       SEPTEMBER 30,
                                              1999               1998
                                            ----------       -------------
         Stock-based compensation              $15                 $0


Stock-based compensation relates to stock-based charges arising from stock options granted after June 30, 1999 and prior to the consummation of the Company's initial public offering, at an exercise price that was lower than the initial public offering price.

Interest Income
                                                 THREE MONTHS ENDED
                                            -------------------------------
                                            OCTOBER 2,        SEPTEMBER 30,
                                              1999                1998
                                            ----------        -------------
         Interest income                       $18                 $6


Interest income on cash and cash equivalents increased because of higher cash balances resulting from the sale of shares of our common stock in our March 1999 private placement that raised $6,390. We anticipate higher interest income during the balance of the current fiscal year as a result of the net proceeds from our initial public offering of approximately $21.6 million, which will be invested primarily in short term interest bearing securities pending the use of those proceeds for corporate purposes.

Minority Interest

                                                   THREE MONTHS ENDED
                                             -------------------------------
                                             OCTOBER 2,        SEPTEMBER 30,
                                               1999               1998
                                             ----------        -------------
         Minority interest                      $0                $(32)

We recorded a minority interest charge of $(32) in the first quarter of the prior fiscal year resulting from the Company's elimination of minority ownership in Internet Universe, LLC and in Superior Sports Auctions, LLC. We acquired the minority interests in both of these entities in February 1999.

Income Taxes

Prior to February 4, 1999, we were an S corporation for federal and state income tax purposes. As such, federal income taxes were payable by our stockholders individually and no provision for federal income taxes was recorded. A provision for California franchise tax was provided at the statutory rate of 1.5%, which is assessed against all California based S corporations. Accordingly, a tax provision of $3, covering the California income tax obligation, was made in the first quarter of fiscal 1999. On February 5, 1999, Collectors Universe became a C corporation for federal income tax purposes and, as a result, since that date Collectors has the obligation to pay federal and state income taxes at applicable corporate rates of taxation. In the first quarter of fiscal 2000, the Company recorded a tax provision of $27 due to the non-deductibility, for income tax purposes, of certain goodwill expense and amortization charges.

Pro Forma Results of Operations

Pro forma information regarding the company's results, excluding amortization of intangibles charges and stock-based compensation (as discussed above) are presented for informational purposes only and are not in accordance with generally accepted accounting principles.

                                                                          THREE MONTHS ENDED
                                                                      --------------------------
                                                                      OCTOBER 2,   SEPTEMBER 30,
                                                                         1999           1998
                                                                      ----------   -------------
Pro forma income from operations, excluding amortization of
  intangibles and stock-based compensation                              $  164        $   250
                                                                        ======        =======
Pro forma net income, excluding amortization of intangibles
  and stock-based compensation                                          $  108        $   221
                                                                        ======        =======
Pro forma basic and diluted income per share, excluding
  amortization of intangibles and stock-based compensation              $ 0.01        $  0.01
                                                                        ======        =======
Shares used in computation of pro forma basic and diluted
  income per share                                                      20,329         16,093
                                                                        ======        =======

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1999 our sole source of liquidity was $2,058 of cash and cash equivalents compared to $1,852 of cash and cash equivalents at June 30, 1999. However, our authentication and grading services provide us with a steady source of cash because, in most instances, our customers prepay our authentication and grading fees at the time that they submit their collectibles to us for authentication and grading. As a result, historically, Collectors Universe has relied on internally generated funds, rather than borrowings, as its primary sources of funds for its operations. We do not have a credit agreement and, as a result, we have no borrowing availability. Following the quarter ended October 2, 1999, our available cash was increased by the net proceeds of our initial public offering of approximately $21.6 million.

Cash provided by operating activities was $306 for the three-month period ended October 2, 1999 as compared with $83 for the three-month period ended September 30, 1998. For the current three-month period, cash was provided by increases in deferred revenue, which is comprised primarily of prepaid authentication and grading fees, and non-cash charges for depreciation and amortization. Cash was used to increase inventories and prepaid assets and to liquidate accounts payable balances. For the prior year three-month period, cash was provided by net income and an increase in deferred revenue while cash was used to increase accounts receivable, inventories and prepaid assets.

Net cash used in investing activities was $402 for the three-month period ended October 2, 1999 and consisted almost exclusively of expenditures for capital assets. For the prior year period, $169 was used for the acquisition of capital assets.

Net cash provided by financing activities was $302 for the three-month period ended October 2, 1999 and consisted of proceeds from the exercise of stock options. In the prior year period, cash was provided by sales of treasury shares.

On November 4, 1999, the Company sold 4 million shares of its common stock in an initial public offering. Net proceeds to the company totaled approximately $21.6 million.

We believe that the net proceeds from the sale of common stock in our initial public offering and existing cash balances will be sufficient to finance our operations and financing requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including our growth rate, the need to increase inventories of collectibles for auction, capital expenditures for computer equipment to support e-commerce and various other factors. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt financings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend on our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

YEAR 2000 ISSUE

Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, computer systems and software products must accept four digit entries in the date code field. As a result, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements.

During the first quarter of fiscal 2000, we successfully completed Year 2000 compliance testing of and corrections to the computer systems we use in the grading of rare coins and sportscards. The cost of making those systems Year 2000 compliant was approximately $50,000. Nevertheless, if we encounter any Year 2000 problems with these computer systems, we believe that our coin and sportscard graders have sufficient knowledge, skills and experience to continue providing grading services without having to rely on those computer systems until the problems are resolved. However, during any such period, the time required to grade coins and sportscards would increase and, as a result, we would experience a reduction in our revenues.

In addition to our internally developed software, we utilize computer software and hardware developed by third parties for both our network and internal information systems. To date, we have not performed any testing of these third party products to determine Year 2000 compliance. We have, however, obtained a "statement of Year 2000 compliance" from most third party providers or other forms of assurance that their software and/or hardware is Year 2000 compliant. We are aware that all of these third party providers are in the process of reviewing and implementing their own Year 2000 compliance programs, and we will continue to work with these providers to address any remaining Year 2000 issues and to continue to seek their assurance that their software and hardware systems are Year 2000 compliant.

We rely on third party network infrastructure providers to gain access to the Internet. If such providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to maintain access and functionality for our website could be impaired, which could requires us to incur unanticipated expenses and disrupt our auction business and our ability to process customer credit card transactions. Such expenses and disruptions could have a material adverse effect on our business, results of operations and financial condition.

We do not have any contingency plan in place if one of our third party providers, such as Internet backbone providers, should experience system failure due to their failure or inability to achieve Year 2000 compliance, and we do not intend to establish such a contingency plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.130, "Reporting Comprehensive Income"("SFAS No. 130"). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income requiring separate disclosure.

In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1 or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 during the first quarter of fiscal 2000 and has determined that certain costs for software development should be capitalized and amortized over a two-year useful life. For the first quarter of the current fiscal year, the company capitalized $55.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of factors that could affect the Company's future operating results and financial condition. Those factors include the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on pages 8 to 17 in the Company's Final Prospectus dated November 4, 1999, filed with the Securities and Exchange Commission on November 4, 1999 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Final Prospectus that could adversely affect the Company's performance include the risk that the popularity of collectibles will decline; the risk that our operating results will fluctuate; the risk that our auction business will not become profitable; the risk that we will be unable to sell purchased collectibles in sufficient time or at a sufficient price to prevent having to absorb write-downs in the carrying value of our inventory of collectibles; the inability to obtain or increases in the cost of obtaining consignments of collectibles for our auctions; competition from other internet and from traditional auction companies and from other authentication and grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties and our dependence on the continued growth of commerce on the Internet.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER EVENTS

On November 4, 1999, the Company completed an initial public offering of its shares of common stock that was registered under the Securities Act of 1933, as amended. The Company sold a total of 4,000,000 shares, at $6.00 per share, in that offering and received net proceeds (after deducting underwriters' commissions and other offering expenses) totaling approximately $21.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


        (a)  Exhibits.

             Exhibit 27 -- Financial Data Schedule.

        (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COLLECTORS UNIVERSE, INC.



Date: December 1, 1999                        /s/ Louis M. Crain
                                              ----------------------------------
                                              Louis M. Crain, President and
                                              Chief Executive Officer



Date: December 1, 1999                        /s/ Gary N. Patten
                                              ----------------------------------
                                              Gary N. Patten, Vice President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS


           EXHIBIT
           NUMBER              DESCRIPTION
         ----------            -----------

         Exhibit 27            Financial Data Schedule