Form 10-Q
period 2000-01-01
COLLECTORS UNIVERSE INC
filed 2000-02-11
CIK 1089143

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: JANUARY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

          COMMISSION FILE NUMBER: 0-27887

                            COLLECTORS UNIVERSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              33-0846191
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION)                                    IDENTIFICATION NUMBER)

                 1936 DEERE STREET, SANTA ANA, CALIFORNIA 92705
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                            OUTSTANDING AT FEBRUARY 6, 2000:
               -----                            --------------------------------
     COMMON STOCK $.001 PAR VALUE.                           24,425,076

================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed  Consolidated Balance Sheets ...................... 3, 4
              January 1, 2000 and June 30, 1999

              Condensed Consolidated  Statements of Operations ............... 5
              Three months and six months ended January 1, 2000 and
               December 31, 1998

              Condensed  Consolidated  Statements  of Cash Flows ..............6
              Six months ended January 1, 2000 and December 31, 1998

              Notes to  Condensed  Consolidated  Financial  Statements ....... 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 11-17

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ............................... 17

SIGNATURES .................................................................. 18

EXHIBIT INDEX ............................................................... 19

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JANUARY 1, 2000 AND JUNE 30, 1999
                             (amounts in thousands)
                                   (unaudited)




                                        JANUARY 1,    JUNE 30,
                                           2000         1999
                                        ----------    --------
ASSETS
Current assets:
  Cash and cash equivalents              $22,267      $ 1,852
  Accounts receivable, net                 2,324        2,026
  Inventories, net                         4,096        3,148
  Prepaid expenses and other                 802          514
  Deferred taxes                             218          218
                                         -------      -------
Total current assets                      29,707        7,758

Property and equipment, net                1,435        1,201
Note receivable from related  party          168          178
Other assets                                 362          167
Goodwill, net                              5,505        5,599
Deferred taxes                               637          637
                                         -------      -------
                                         $37,814      $15,540
                                         =======      =======

See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JANUARY 1, 2000 AND JUNE 30, 1999
                             (amounts in thousands)
                                   (unaudited)

                                                                                    JANUARY 1,      JUNE 30,
                                                                                       2000           1999
                                                                                    ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                                                   $  1,666       $  2,430
  Accrued liabilities                                                                   1,002            856
  Accrued compensation and benefits                                                       498            524
  Deferred revenue                                                                      1,895          1,616
  Income taxes payable                                                                    501             16
                                                                                     --------       --------
    Total current liabilities                                                           5,562          5,442


Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized;  no shares issued or            --             --
    outstanding
 Common stock, $.001 par value; 45,000 shares authorized; 24,425 issued and outstanding at January 1, 2000
     and 20,282 issued and outstanding at June 30, 1999                                    24             20
  Additional paid-in capital                                                           33,281         11,586
  Retained earnings (deficit)                                                          (1,053)        (1,508)
                                                                                     --------       --------
    Total stockholders' equity                                                         32,252         10,098
                                                                                     --------       --------
                                                                                     $ 37,814       $ 15,540
                                                                                     ========       ========

See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ------------------------    -------------------------
                                           JANUARY 1,  DECEMBER 31,    JANUARY 1,   DECEMBER 31,
                                              2000         1998           2000         1998
                                           ----------  ------------    ----------   ------------
Net revenues                                $ 9,762      $  4,194       $18,727      $  8,151
Cost of revenues                              4,255         1,515         8,292         2,852
                                            -------      --------       -------      --------
Gross profit                                  5,507         2,679        10,435         5,299
Operating expenses:
   Selling, general and administrative
    expenses                                  4,556         2,729         9,320         5,099
   Amortization of goodwill                     199             8           394            16
   Stock-based compensation                      18            --            33            --
                                            -------      --------       -------      --------
      Total operating expenses                4,773         2,737         9,747         5,115

Operating income (loss)                         734           (58)          688           184

Interest income, net                            232             7           250            13
Minority interest                                --           (12)           --           (44)
                                            -------      --------       -------      --------
Income (loss) before income taxes               966           (63)          938           153

Provision (benefit) for income taxes            457            (1)          484             2
                                            -------      --------       -------      --------
Net income (loss)                           $   509      $    (62)      $   454      $    151
                                            =======      ========       =======      ========

Net income (loss) per share,
     basic and diluted                      $  0.02      $  (0.00)      $  0.02      $   0.01
                                            =======      ========       =======      ========

Weighted average shares outstanding:
   Basic                                     22,914        16,097        21,622        16,095
   Diluted                                   24,376        16,097        22,872        16,095

See accompanying notes to consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                              SIX MONTHS ENDED
                                                                          -------------------------
                                                                          JANUARY 1,   DECEMBER 31,
                                                                             2000         1998
                                                                          ----------   ------------
OPERATING ACTIVITIES:
Net income                                                                 $    454       $ 151
     Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                          690         116
         Stock-based compensation                                                33          --
     Changes in assets and liabilities:
         Accounts receivable                                                   (298)       (932)
         Inventories                                                           (948)        (49)
         Prepaids and other assets                                             (478)         71
         Accounts payable and accrued liabilities                              (645)         45
         Minority Interest                                                       --        (164)
         Deferred revenue                                                       279         952
         Income taxes                                                           485          --
                                                                           --------       -----
           Net cash flows  (used in) provided by operating activities          (428)        190

INVESTING ACTIVITIES:
     Capital expenditures                                                      (529)       (348)
     Advances on notes receivable                                                --        (401)
     Collections on note receivable                                              10           1
                                                                           --------       -----
           Net cash used in investing activities                               (519)       (748)

FINANCING ACTIVITIES:
     Cash paid for acquisition                                                 (300)         --
     Proceeds from exercise of stock options                                    302          --
     Proceeds from short term borrowing                                          --         700
     Proceeds from sale of treasury stock                                    21,360         116
                                                                           --------       -----
           Net cash provided from financing activities                       21,362         816
                                                                           --------       -----
           Net increase in cash and cash equivalents                         20,415         258

           Cash and cash equivalents at beginning of year                     1,852         612
                                                                           --------       -----
           Cash and cash equivalents at end of period                      $ 22,267       $ 870
                                                                           ========       =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                   $--         $--
Income taxes                                                                    $--         $--

See accompanying notes to consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                                   (unaudited)

1.       Significant Accounting Policies

         Principles of Consolidation

         The condensed consolidated financial statements for the three-month and six-month periods ended December 31, 1998 includes the accounts of our predecessor corporation, Professional Coin Grading Service, Inc. (PCGS) and its majority-owned subsidiaries, Superior Sportscard Auctions (Superior) and Internet Universe (IU), in which PCGS had a 60% and 55% ownership interest, respectively. The consolidated financial statements for the three-month and six-month periods ended January 1, 2000 include the accounts of PCGS and the accounts of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin Auctions, which were acquired on February 5, 1999. In addition, on February 5, 1999 we acquired the remaining ownership interests in Superior and IU, which resulted in the full consolidation of these entities from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Unaudited Interim Financial Information

         The interim consolidated financial statements as of January 1, 2000 have been prepared by Collectors Universe, Inc. ("Collectors" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month and six-month periods ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended June 30, 1999, and accompanying notes, included in the Company's Prospectus dated November 4, 1999 filed with the SEC under Rule 424(b) of the Securities Act of 1933. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    (amounts in thousands, except share data)
                                   (unaudited)

2.       Inventories

         Inventories consist of the following:

                                       JANUARY 1,     JUNE 30,
                                         2000           1999
                                       ----------     --------

Coins and currency                      $ 2,540       $ 1,551
Sportscards and sports memorabilia          878           837
Records                                     661           631
Other collectibles                          261           290
                                        -------       -------
                                          4,290         3,309
Less inventory reserve                     (194)         (161)
                                        -------       -------
Inventories, net                        $ 4,096       $ 3,148
                                        =======       =======

3.       Property and Equipment

         Property and equipment consist of the following:

                                                   JANUARY 1,     JUNE 30,
                                                      2000          1998
                                                   ----------     --------
Coins and sportscard grading reference sets         $    40       $    40
Computer hardware and equipment                       1,352         1,114
Computer software                                       384           298
Equipment                                               975           790
Furniture and office equipment                          627           615
Leasehold improvements                                  106           106
                                                    -------       -------
                                                    $ 3,484       $ 2,963
Less accumulated depreciation and amortization       (2,049)       (1,762)
                                                    -------       -------
Property and equipment, net                         $ 1,435       $ 1,201
                                                    =======       =======

4.       Goodwill

         Goodwill arises from business acquisitions. Goodwill was $5,505, net of accumulated amortization of $776, as of January 1, 2000. Goodwill was $5,599, net of accumulated amortization of $382, as of June 30, 1999.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    (amounts in thousands, except share data)
                                   (unaudited)

5.       Net Income (Loss) Per Share

         Net income (loss) per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income (loss) per share for the three-month and six-month periods ended January 1, 2000 and December 31, 1998 is computed as follows:

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            ------------------------    ------------------------
                                                            JANUARY 1,   DECEMBER 31,   JANUARY 1,  DECEMBER 31,
                                                               2000         1998           2000        1998
                                                            ----------   ------------   ----------  ------------

Net Income (Loss) Applicable to Common
Stockholders                                                 $   509      $    (62)      $   454      $   151
                                                             =======      ========       =======      =======

Basic Net Income (Loss) Per Share

Weighted average shares outstanding used in computation
 of net income (loss) per share:
    Basic                                                     22,914        16,097        21,622       16,095
    Diluted                                                   24,376        16,097        22,872       16,095

Net income (loss) per share, basic
 and diluted                                                 $  0.02      $  (0.00)      $  0.02      $  0.01
                                                             =======      ========       =======      =======

6.       Stock Compensation Expense

         Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at a price that was lower than the initial offering price.

7.       Segment Information

                                      THREE MONTHS ENDED JANUARY 1, 2000
                                    -------------------------------------
                                    GRADING        AUCTION          TOTAL
                                    -------        -------         ------
Net revenues                         $5,736        $ 4,026         $9,762
                                     ======        =======         ======
Operating income (loss)              $1,957        $(1,344)        $  613
Unallocated operating income                                          353
                                                                   ------
Consolidated operating income                                      $  966
                                                                   ======

                                      THREE MONTHS ENDED DECEMBER 31, 1998
                                      ------------------------------------
                                      GRADING        AUCTION        TOTAL
                                      -------        -------        -----
Net revenues                          $ 3,629         $ 565         $4,194
                                      =======         =====         ======
Operating income (loss)               $   751         $(501)           250
Unallocated operating expenses                                        (313)
                                                                    ------
Consolidated operating (loss)                                       $  (63)


                                       SIX MONTHS ENDED JANUARY 1, 2000
                                     -------------------------------------
                                     GRADING        AUCTION          TOTAL
                                     -------        -------          -----
Net revenues                         $11,670        $ 7,057         $18,727
                                     =======        =======         =======
Operating income (loss)              $ 3,824        $(3,134)            690
Unallocated operating income                                            248
                                                                    -------
Consolidated operating income                                        $  938
                                                                    =======

                                        SIX MONTHS ENDED DECEMBER 31, 1998
                                     -------------------------------------
                                     GRADING         AUCTION         TOTAL
                                     -------         -------         ------
Net revenues                         $ 7,109         $ 1,042         $8,151
                                     =======         =======         ======
Operating income (loss)              $ 1,715         $  (893)           822
Unallocated operating expense                                         (669)
                                                                     ------
Consolidated operating income                                       $   153
                                                                     ======

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

OVERVIEW

Collectors Universe provides authentication and grading services for rare coins and sportscards and authentication services for autographs. In most instances, fees for authentication and grading services are prepaid. We also conduct Internet, telephone and in-person auctions of rare coins, sportscards, sports memorabilia, rare currency, rare records and other high-end collectibles. Collectibles constituting approximately 70% of the aggregate sales prices of collectibles sold at our auctions are consigned to us by third parties, and we receive commissions, usually from both sellers and buyers, when the consigned collectibles are sold. Approximately 30% of the dollar value of collectibles we sell at our auctions is comprised of collectibles that we purchase for resale at our auctions, and we record the sale prices of those collectibles as revenues when they are sold.

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

Throughout the quarter ended December 31, 1998, PCGS was an "S" corporation for federal and state income tax purposes under the Internal Revenue Code and, accordingly, all federal income taxes, and substantially all state income taxes, were payable by our stockholders, rather than by PCGS. The provision made for income taxes in the quarter ended December 31, 1998 is the result of a 1.5% California franchise tax assessed on S corporations. The "S" election terminated as a result of the acquisitions described above that were consummated as of February 5, 1999. As a result, from and after February 5, 1999, and including the quarter ended January 1, 2000, the Company has been and will continue to be subject to federal and state income taxation at applicable corporate rates.

RESULTS OF OPERATIONS

Net Revenues

                            THREE MONTHS ENDED           SIX MONTHS ENDED
                         -------------------------   ---------------------------
                         JANUARY 1,   DECEMBER 31,   JANUARY 1,    DECEMBER 31,
                            2000          1998          2000           1998
                         ----------   ------------   ----------    ------------

Net Revenues               $9,762        $4,194        $18,727        $8,151

Net revenues include fees for grading and authentication of rare coins and sportscards, revenues from sales of owned collectibles and commissions on sales of consigned collectibles sold in our auctions. Net revenues for the second fiscal quarter ended January 1, 2000 increased 133% over the prior year's second quarter. For the six months ended January 1, 2000, net revenues increased 130% over the prior six-month period. Grading and authentication revenues increased 58% in the second quarter to $5,736 from $ 3,629 in the same quarter of the prior fiscal year. For the six months ended January 1, 2000, grading and authentication revenue increased 64% over the corresponding six months of fiscal 1999 to $11,670. The increase for both the three and six-month periods resulted from significantly higher submission rates for sportscards while submission rates for coins were stable. Auction revenue increased 613% in the current quarter to $4,026 from $565 in the prior year and increased 577% for the six months ended January 1, 2000. The percent of owned collectibles sold at auctions was approximately 30% for both the current quarter and six months ended January 1, 2000. The acquisitions of Kingswood Coin Auctions and Lyn F. Knight Rare Coins in February 1999 added approximately $954 and $1,912 of auction revenue respectively to the second quarter and six months ended January 1, 2000.

Gross Profit

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                          --------------------------    -------------------------
                          JANUARY 1,    DECEMBER 31,    JANUARY 1,   DECEMBER 31,
                             2000          1998            2000          1998
                          ----------    ------------    ----------   ------------

Gross Profit               $5,507         $2,679         $10,435        $  5,299
Gross Profit Margin          56.4%          63.9%           55.7%           65.0%

Gross profit is the difference between net revenues and cost of revenues. Cost of revenues consists of labor to grade coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of purchased collectibles sold in our auctions. Gross profit increased 106% for the current quarter to $5,507 but declined as a percent of net revenues to 56.4% from 63.9% the prior fiscal year. This decrease in gross profit margin is primarily attributable to the revenue mix between grading services and auction revenue, because we realize lower margins on auction sales than we generate on our authentication and grading services. For the second quarter, auction revenue was approximately 41% of total revenue compared to approximately 14% for the prior year's second quarter. For the six-month period, gross profit increased 97% to $10,435 but declined as a percent of net revenue to 55.7% from 65.0% the prior year. For the same six-month period, auction revenue was approximately 38% of total revenues compared with approximately 13% for the same prior year period.

Selling, General and Administrative Expenses

                                THREE MONTHS ENDED               SIX MONTHS ENDED
                              --------------------------    --------------------------
                              JANUARY 1,    DECEMBER 31,    JANUARY 1,    DECEMBER 31,
                                 2000           1998           2000           1998
                              ----------    ------------    ----------    ------------

SG&A                           $4,556         $2,729         $9,320         $5,099
Percent of Net Revenues          46.7%          65.1%          49.8%          62.6%

Selling, general and administrative ("SG&A") expenses consist primarily of wages and payroll related expenses, advertising and promotion, professional and consulting expenses, travel and entertainment, facility related expenses and security charges. In the quarter ended January 1, 2000, SG&A expenses increased 66.9% but as a percent of net revenues declined to 46.7% from 65.1% recorded for the second quarter of the prior fiscal year. For the six months ended January 1, 2000, SG&A expenses increased 83% but also declined as a percent of net revenues to 49.8% from 62.6% for the same six months of the prior fiscal year. SG&A expenses have increased significantly for both comparative current year periods over the same prior year periods because of higher salary costs, expenditures to enhance our information systems, development expenses for our website, Collectors.com, content for our website and enhanced auction capabilities. During the second fiscal quarter, certain of our executive officers temporarily suspended their salaries and voluntarily reduced their salaries effective for the third and fourth fiscal quarters. These actions reduced SG&A expenses by $135 during the second quarter, as compared to the first fiscal quarter, and will reduce subsequent quarter SG&A expenses by $60 per quarter. Nevertheless, we anticipate that SG&A expenses will increase during the next several quarters but that SG&A expenses, as a percent to net revenues, will decline during the same period.

Amortization of Goodwill

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                               ------------------------   --------------------------
                               JANUARY 1,   DECEMBER 31,  JANUARY 1,    DECEMBER 31,
                                  2000         1998         2000           1998
                               ----------   ------------  ----------    ------------
Amortization of goodwill          $199         $  8         $394            $16
Percentage of net revenues         2.0%         0.2%         2.1%            0.2%

Amortization of goodwill consists of goodwill charges relating to acquisitions by the Company. The Company is amortizing goodwill over periods of 5 to 15 years.

Stock-Based Compensation

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                               ------------------------     --------------------------
                               JANUARY 1,  DECEMBER 31,     JANUARY 1,    DECEMBER 31,
                                  2000         1998            2000          1998
                               ----------  ------------     ----------    ------------

Stock-based compensation          $ 18         $  0            $ 33        $  0
Percentage of net revenues         0.2%         0.0%            0.2%        0.0%

Stock-based compensation relates to stock-based charges arising from stock options granted after June 30, 1999 and prior to the consummation of the Company's initial public offering, at an exercise price that was lower than the initial public offering price.

Interest Income

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                               ------------------------   --------------------------
                               JANUARY 1,   DECEMBER 31,  JANUARY 1,    DECEMBER 31,
                                  2000         1998         2000           1998
                               ----------   ------------  ----------    ------------
Interest income                   $232         $  7         $250           $ 13
Percentage of net revenues         2.4%         0.2%         1.3%           0.2%

Interest income on cash and cash equivalents increased because of higher cash balances resulting from the sale of 4 million shares of our common stock in our November, 1999 Initial Public Offering that provided net proceeds of $21.4 million.

Minority Interest

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                               -------------------------   -------------------------
                               JANUARY 1,   DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                  2000          1998          2000          1998
                               ----------   ------------   ----------   ------------

Minority interest                 $  0          $(12)         $  0         $ (44)
Percentage of net revenues         0.0%         (0.3)%         0.0%         (0.5)%

For the fiscal year ended June 30, 1999, we recorded a minority interest charge of $12 for the second quarter and $44 for the six-month period resulting from the Company's elimination of minority ownership in Internet Universe, LLC and in Superior Sports Auctions, LLC. We acquired the minority interests in both of these entities in February 1999. As a result there is no charge for minority interest in the quarter or six months ended January 1, 2000.

Income Taxes

Prior to February 4, 1999, we were an S corporation for federal and state income tax purposes. As such, federal income taxes were payable by our stockholders individually and no provision for federal income taxes was recorded. A provision for California franchise tax was provided at the statutory rate of 1.5%, which is assessed against all California based S corporations. Accordingly, a tax provision credit of $1, covering the California income tax obligation, was made in the second quarter of fiscal 1999. On February 5, 1999, we became a C corporation for federal income tax purposes and, as a result, since that date we have the obligation to pay federal and state income taxes at applicable corporate rates of taxation. In the second quarter of fiscal 2000, the Company recorded a tax provision of $457 and our effective combined federal and state income tax rate for that period was 47.3%, which reflects the non-deductibility, for income tax purposes, of certain goodwill expenses and other permanent timing differences.

Results of Operations, Excluding Amortization of Goodwill

Results of operations, excluding amortization of goodwill are presented for informational purposes only and is not in accordance with generally accepted accounting principles. These results exclude charges of $199 and $8 for the three-month period and $394 and $16 for the six-month period, respectively, relating to the amortization of goodwill.

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      --------------------------      --------------------------
                                                      JANUARY 1,    DECEMBER 31,      JANUARY 1,    DECEMBER 31,
                                                         2000          1998              2000           1998
                                                      ----------    ------------      ----------    ------------

Operating income (loss)
   excluding amortization of goodwill                  $   933        $    (50)        $ 1,082        $   200
                                                       =======        ========         =======        =======

Net income (loss), excluding
   amortization of goodwill                            $   672        $    (54)        $   769        $   167
                                                       =======        ========         =======        =======

Net income (loss) per share,
   excluding amortization of goodwill
     Basic                                             $  0.03        $  (0.00)        $  0.04        $  0.01
                                                       =======        ========         =======        =======
     Diluted                                           $  0.03        $  (0.00)        $  0.03        $  0.01
                                                       =======        ========         =======        =======

Weighted average shares outstanding
   used in computation of net income (loss) per
   share, excluding amortization of goodwill
     Basic                                              22,914          16,097          21,622         16,095
     Diluted                                            24,376          16,097          22,872         16,095

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2000 we had cash and cash equivalents of $22,267 compared to cash and cash equivalents of $1,851 at June 30, 1999. The increase in liquidity is the result the sale, in November 1999, of 4 million shares of common stock in our initial public offering. Proceeds from the initial public offering, net of underwriting expenses, were $21,360. Historically, our Company has relied on internally generated funds, rather than borrowings, as its primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. We do not have a credit facility and, accordingly, do not currently have any borrowing capability.

Cash used in operating activities was $428 for the six-month period ended January 1, 2000 as compared with cash provided by operating activities of $190 for the six-month period ended December 31, 1998. For the six months ended January 1, 2000, cash was provided by increases in deferred revenue, which is composed primarily of prepaid authentication and grading fees, increases in income tax payable and non-cash charges for depreciation and amortization. Cash was used to increase inventories and prepaid assets and to liquidate accounts payable balances. For the corresponding six-month period ended December 31, 1998, cash was provided by net income and increases in deferred revenue while cash was used to increase accounts receivable, inventories and prepaid assets.

Net cash used in investing activities was $519 for the six months ended January 1, 2000 and consisted almost exclusively of expenditures for capital assets. For the corresponding prior year period, $748 was used for the acquisition of fixed assets and an advance on a note receivable.

Net cash provided by financing activities was $21,362 for the six months ended January 1, 2000 and consisted of the proceeds (net of underwriters' discounts) from our initial public offering and the proceeds from the exercise of stock options. During that six-month period, the Company used $300 to pay the remaining purchase price of the businesses acquired in February 1999. In the corresponding six moths of the prior year period, cash was provided by short-term borrowings and the sale of treasury stock.

We believe that the net proceeds from the sale of common stock in our initial public offering and existing cash balances and internally generated funds will be sufficient to finance our operations and financing requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including our growth rate, the need to increase inventory of owned collectibles for auction, capital expenditures for computer equipment to support e-commerce and various other factors. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend on our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

YEAR 2000 ISSUE

Many computer systems and software products in operation prior to calendar 2000 were dependent upon internal calendars coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, many of these computer systems and software products had to be modified or replaced so that they would accept four digit entries in the date code field. During calendar 1999 (including the six months ended January 1, 2000) we upgraded our computer systems and software products to make them Year 2000 compliant at a cost of approximately $50,000. We also obtained statements from our vendors in which they certified that the computer systems used in the conduct of their business with us were Year 2000 compliant.

Subsequent to December 31, 1999 and through January 2000, we have not encountered any significant software or hardware problems resulting from the transition to Year 2000, nor have we experienced any material interruption to our operations, level of operating efficiency or service levels to our customers.

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

In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1 or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 during the first quarter of fiscal 2000 and has determined that certain costs for software development should deferred and amortized over a two year useful life. For the six months of the current fiscal year, the Company deferred $110 and amortized $7 of the deferred amount.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of factors that could affect the Company's future operating results and financial condition. Those factors include the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Risk Fact section, on pages 8 to 17 in the Company's Prospectus dated November 4, 1999, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Prospectus that could adversely affect the Company's performance include the risk that the popularity of collectibles will decline; our dependence on the continued growth of commerce on the Internet; the risk that our operating results will fluctuate; the risk that our auction business will not become profitable; the risk that we will be unable to sell purchased collectibles in sufficient time or at a sufficient price to prevent having write-down in the carrying value of our inventory of collectibles; the inability to obtain or increases in the cost of obtaining consignments of collectibles for our auctions; competition from other internet and from traditional auction companies and from other authentication and grading companies; and the risk that we will incur unanticipated liabilities under our authentication and grading warranties.

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


                  (a)      Exhibits.

                           Exhibit 27.      Financial Data Schedule.

                  (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended January 1, 2000

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COLLECTORS UNIVERSE, INC.

Date:  February 10, 2000                       /s/ LOUIS M. CRAIN
                                               ---------------------------------
                                               Louis M. Crain, President and
                                               Chief Executive Officer



Date:  February 10, 2000                       /s/ GARY N. PATTEN
                                               ---------------------------------
                                               Gary N. Patten, Vice President
                                               and Chief Financial Officer

                                INDEX TO EXHIBITS

         Exhibit 27.                         Financial Data Schedule