Form 10-Q
period 2000-04-01
COLLECTORS UNIVERSE INC
filed 2000-05-12
CIK 1089143

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2000

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                                     OUTSTANDING AT MAY 1, 2000:
COMMON STOCK $.001 PAR VALUE.                                 25,428,131

================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets ............................3
             April 1, 2000 and June 30, 1999

             Condensed Consolidated Statements of Income.......................4
             Three months and nine months ended April 1, 2000
             and March 31, 1999

             Condensed Consolidated Statements of Cash Flows...................5
             Nine months ended April 1, 2000 and March 31, 1999

             Notes to Condensed Consolidated Financial Statements..............6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................10

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................16

SIGNATURES................................................................... 17

EXHIBIT INDEX.................................................................18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF APRIL 1, 2000 AND JUNE 30, 1999
                             (amounts in thousands)
                                   (unaudited)

                                                                            APRIL 1,         JUNE 30,
                                                                              2000             1999
                                                                            -------          --------
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 13,781         $  1,852
     Accounts receivable, net                                                  3,500            2,026
     Inventories, net                                                          6,701            3,148
     Prepaid expenses and other                                                  944              514
     Deferred taxes                                                              218              218
                                                                            --------         --------
              Total current assets                                            25,144            7,758
Property and equipment, net                                                    1,739            1,201
Note receivable from related  party                                              164              178
Other assets                                                                     376              167
Goodwill, net                                                                 18,267            5,599
Deferred taxes                                                                 1,187              637
                                                                            --------         --------
                                                                            $ 46,877         $ 15,540
                                                                            ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       $  2,935         $  2,430
     Accrued liabilities                                                         636              856
     Accrued compensation and benefits                                           525              524
     Deferred revenue                                                          1,439            1,616
     Income taxes payable                                                        822               16
                                                                            --------         --------
              Total current liabilities                                        6,357            5,442

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000 shares authorized; no                --               --
     shares issued or outstanding
     Common stock, $.001 par value; 45,000 shares authorized; 25,428 issued and  outstanding at April 1, 2000 and
     20,282 issued and outstanding at June 30, 1999                               25               20
     Additional paid-in capital                                               40,377           11,586
     Retained earnings                                                           118           (1,508)
                                                                            --------         --------
              Total stockholders' equity                                      40,520           10,098
                                                                            --------         --------
                                                                            $ 46,877         $ 15,540
                                                                            ========         ========

See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                              -----------------------        ------------------------
                                              APRIL 1,       MARCH 31,       APRIL 1,       MARCH 31,
                                                2000           1999            2000           1999
                                              --------       ---------       --------       ---------
Net revenues                                  $12,321        $  6,193         $31,048        $ 14,344
Cost of revenues                                6,870           1,869          15,162           4,721
                                              -------        --------         -------        --------
Gross profit                                    5,451           4,324          15,886           9,623
Operating expenses:
   Selling, general and administrative
    expenses                                    4,346           3,483          13,666           8,588
   Amortization of goodwill                       243             129             637             139
   Stock-based compensation                        15              --              48              --
                                              -------        --------         -------        --------
      Total operating expenses                  4,604           3,612          14,351           8,727

Operating income                                  847             712           1,535             896

Interest income, net                              292             (13)            542              --
Minority interest                                  --              16              --             (28)
                                              -------        --------         -------        --------
Income before income taxes                      1,139             715           2,077             868

Provision for income taxes                        518              93           1,002              95
                                              -------        --------         -------        --------
Net income                                    $   621        $    622         $ 1,075        $    773
                                              =======        ========         =======        ========

Net income per share:
     Basic                                    $  0.03        $   0.03         $  0.05        $   0.05
                                              =======        ========         =======        ========
     Diluted                                  $  0.02        $   0.03         $  0.04        $   0.05
                                              =======        ========         =======        ========

Weighted average shares outstanding:
   Basic                                       24,649          18,104          22,631          16,765
   Diluted                                     26,212          18,104          23,985          16,765

See accompanying notes to consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                             ---------------------------
                                                                             APRIL 1,         MARCH 31,
                                                                               2000             1999
                                                                             --------         ---------
OPERATING ACTIVITIES:
Net income                                                                   $  1,075         $   773
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
         Depreciation and amortization                                          1,101             234
         Stock-based compensation                                                  48              --
     Changes in assets and liabilities:
         Accounts receivable                                                   (1,474)           (874)
         Inventories                                                           (1,053)         (1,100)
         Prepaids and other assets                                             (1,184)             11
         Accounts payable and accrued liabilities                                 285           1,681
         Minority Interest                                                         --             (65)
         Deferred revenue                                                        (177)          1,207
         Income taxes                                                             806             239
                                                                             --------         -------
           Net cash flows (used in) provided by operating activities             (573)          2,106

INVESTING ACTIVITIES:
     Capital expenditures                                                        (890)           (681)
     Advances on notes receivable                                                  --            (261)
     Collections on note receivable                                                14              --
                                                                             --------         -------
           Net cash used in investing activities                                 (876)           (942)

FINANCING ACTIVITIES:
     Cash paid for acquisition                                                 (8,300)           (262)
     Proceeds from exercise of stock options                                      318              --
     Proceeds from short term borrowing                                            --           2,574
     Proceeds from sale of treasury stock                                      21,360             116
                                                                             --------         -------
           Net cash provided from financing activities                         13,378           2,428
                                                                             --------         -------
           Net increase in cash and cash equivalents                           11,929           3,592

           Cash and cash equivalents at beginning of year                       1,852             612
                                                                             --------         -------
           Cash and cash equivalents at end of period                        $ 13,781         $ 4,204
                                                                             ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                $     --         $    17
Income taxes                                                                 $    747         $    --


           See accompanying notes to consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                                   (unaudited)

1. Significant Accounting Policies

   Principles of Consolidation

   The condensed consolidated financial statements for the three-month and nine-month periods ended March 31, 1999, includes the accounts of our predecessor corporation, Professional Coin Grading Service, Inc. (PCGS) and its majority-owned subsidiaries, Superior Sportscard Auctions (Superior) and Internet Universe (IU), in which PCGS had a 60% and 55% ownership interest, respectively. The consolidated financial statements for the three-month and nine-month periods ended April 1, 2000, include the accounts of PCGS and the accounts of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin Auctions, which were acquired on February 5, 1999, and Bowers and Merena from the date of acquisition, April 11, 2000. In addition, on February 5, 1999, we acquired the remaining ownership interests in Superior and IU, which resulted in the full consolidation of these entities from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Unaudited Interim Financial Information

   The interim consolidated financial statements as of April 1, 2000, have been prepared by Collectors Universe, Inc. ("Collectors" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at June 30, 1999, has been derived from the audited consolidated financial statements at that date. Operating results for the three-month and nine-month periods ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended June 30, 1999, and accompanying notes, included in the Company's Prospectus dated November 4, 1999, filed with the SEC under Rule 424(b) of the Securities Act of 1933. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. Inventories

   Inventories consist of the following:

                                          APRIL 1,        JUNE 30,
                                            2000            1999
                                          --------        --------
Coins and currency                        $ 4,174         $ 1,551
Sportscards and sports memorabilia          1,778             837
Records                                       731             631
Other collectibles                            212             290
                                          -------         -------
                                            6,895           3,309
Less inventory reserve                       (194)           (161)
                                          -------         -------
Inventories, net                          $ 6,701         $ 3,148
                                          =======         =======

3. Property and Equipment

   Property and equipment consist of the following:

                                                      APRIL 1,        JUNE 30,
                                                        2000            1999
                                                      --------        --------
Coins and sportscard grading reference sets           $    40         $    40
Computer hardware and equipment                         1,473           1,114
Computer software                                         683             298
Equipment                                               1,004             790
Furniture and office equipment                            631             615
Leasehold improvements                                    111             106
                                                      -------         -------
                                                      $ 3,942         $ 2,963
Less accumulated depreciation and amortization         (2,203)         (1,762)
                                                      -------         -------
Property and equipment, net                           $ 1,739         $ 1,201
                                                      =======         =======

4. Acquisition of Bowers and Merena

   On March 10, 2000, the Company consummated the purchase of substantially all of the assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc., collectively ("Bowers and Merena"). The effect of these simultaneous transactions was the acquisition of the coin auction and coin retail sales businesses conducted by Bowers and Merena. Total consideration was $8.0 million in cash and 1,000,000 shares of Company common stock. The acquisition was accounted for under purchase accounting and the goodwill recorded in connection with this acquisition is $13,006. The operating results of Bowers and Merena have been included in the Company's operating results from the date of the acquisition.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    (amounts in thousands, except share data)
                                   (unaudited)

The following unaudited pro forma consolidated statements of income give effect to the above acquisition as though such acquisition had occurred as of the beginning of each period presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                  -----------------------    ---------------------
                                  APRIL 1,       MARCH 31,   APRIL 1,     MARCH 31,
                                    2000           1999       2000         1999
                                  --------       ---------   --------     --------
Total reviews                     $13,618        $ 8,905     $40,305      $20,616
                                  -------        -------     -------      -------
Net Income                        $   680        $ 1,465     $ 2,869          552
                                  -------        -------     -------      -------
Pro forma net income per share:

  Basic                           $  0.03       $   0.08     $  0.12      $  0.03
                                  -------        -------     -------      -------
  Diluted                         $  0.03       $   0.08     $  0.12      $  0.03
                                  -------        -------     -------      -------

5. Goodwill

   Goodwill arises from business acquisitions. Goodwill was $18,267 net of accumulated amortization of $1,019, as of April 1, 2000. Goodwill was $5,599, net of accumulated amortization of $382, as of June 30, 1999.

6. Net Income Per Share

   Net income per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income per share for the three-month and nine-month periods ended April 1, 2000 and March 31, 1999 is computed as follows:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    ------------------------     -------------------------
                                                    APRIL 1,       MARCH 31,      APRIL 1,       MARCH 31,
                                                      2000            1999          2000           1999
                                                    --------       ---------     ---------       ---------
Net Income Applicable to Common
Stockholders                                        $   621        $   622        $ 1,075        $   773
                                                    =======        =======        =======        =======

Net Income Per Share

Weighted average shares outstanding used
  in computation of net income per share:
    Basic                                            24,649         18,104         22,631         16,765
    Diluted                                          26,212         18,104         23,985         16,765

Net income per share:
    Basic                                           $  0.03        $  0.03        $  0.05        $  0.05
                                                    -------        -------        -------        -------
    Diluted                                         $  0.02        $  0.03        $  0.04        $  0.05
                                                    =======        =======        =======        =======

7. Stock Compensation Expense

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

8. Segment Information

                                         THREE MONTHS ENDED APRIL 1, 2000
                                      --------------------------------------
                                      GRADING         AUCTION          TOTAL
                                      -------         -------          -----
Net revenues                          $ 6,425         $ 5,896         $12,321
                                      =======         =======         =======
Operating income (loss)               $ 2,317         $(1,403)        $   914
Unallocated operating expenses                                            (67)
                                                                      -------
Consolidated operating income                                         $   847
                                                                      =======

                                      THREE MONTHS ENDED MARCH 31, 1999
                                     ----------------------------------
                                     GRADING       AUCTION         TOTAL
                                     -------       -------         -----
Net revenues                         $4,990        $ 1,203         $6,193
                                     ======        =======         ======
Operating income (loss)              $1,594        $  (998)           596
Unallocated operating income                                          119
                                                                   ------
Consolidated operating income                                      $  712

                                         NINE MONTHS ENDED APRIL 1, 2000
                                      ---------------------------------------
                                      GRADING          AUCTION          TOTAL
                                      -------          -------          -----
Net revenues                          $ 18,095         $ 12,953         $31,048
                                      ========         ========         =======
Operating income (loss)               $  6,141         $ (4,537)          1,604
Unallocated operating expenses                                              (69)
                                                                        -------
Consolidated operating income                                           $ 1,535
                                                                        =======

                                        NINE MONTHS ENDED MARCH 31, 1999
                                     ---------------------------------------
                                     GRADING          AUCTION          TOTAL
                                     -------          -------          -----
Net revenues                         $ 12,099         $ 2,245         $14,344
                                     ========         =======         =======
Operating income (loss)              $  3,309         $(1,891)          1,418
Unallocated operating expense                                            (522)
                                                                      -------
Consolidated operating income                                         $   896
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

OVERVIEW

     Collectors Universe provides authentication and grading services for rare coins and sportscards and authentication services for autographs. In most instances, fees for authentication and grading services are prepaid. We also conduct Internet, telephone and in-person auctions of rare coins, sportscards, sports memorabilia, rare currency, rare records and other high-end collectibles. Generally, collectibles constituting approximately 65% of the aggregate sales prices of collectibles sold at our auctions are consigned to us by third parties, and the other approximately 35% is comprised of collectibles that we purchase for resale at our auctions. We receive commissions, usually both from sellers and buyers, when the consigned collectibles are sold and we record the sale prices of purchased collectibles as revenues when they are sold.

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

     We incorporated in 1986 under the name Professional Coin Grading Service, Inc., which we usually refer to as "PCGS". In February 1999 we incorporated Collectors Universe, Inc. in Delaware to become the parent holding company of PCGS and to acquire (i) the currency auction business of Lyn F. Knight Rare Coins, Inc. ("Lyn Knight Currency Auctions"), (ii) the coin auction business of Kingswood Coin Auctions ("Kingswood"), and (iii) the minority ownership interests in two of our majority-owned subsidiaries, Superior Sportscard Auctions ("Superior") and Internet Universe ("IU"), thereby increasing our ownership in those two subsidiaries to 100%. The primary purpose of those acquisitions was to expand the variety of collectibles that we sell, bring us additional expertise from the former owners of these businesses, who continue to manage the acquired businesses for our Company, and add to our customer base and sources of supply. Those acquisitions were completed in a single transaction, effective as of February 5, 1999, by means of a reorganization intended to qualify for non-recognition treatment under Section 351 of the Internal Revenue Code of 1986. In the reorganization, Collectors Universe paid $2,100,000 in cash and issued to the owners of the acquired companies an aggregate of 1,689,648 shares of our common stock. Additionally, prior to that reorganization , we were an "S" corporation for federal and state income tax purposes under the Internal Revenue Code and, therefore, our income was not subject to federal income taxes and we paid state income taxes at a statutory rate of 1.5%. The reorganization resulted in the termination of our status as an "S" corporation, and since February 5, 1999 we have paid income taxes at corporate rates.

     That reorganization affects the comparability of our operating results for the quarter and nine months ended April 1, 2000 to our operating results for the quarter and nine months ended March 31, 1999. Our operating results for the quarter and nine months ended April 1, 2000 includes the operations of PCGS, Lyn Knight Currency Auctions, Kingswood, Superior and IU for the entirety of those periods. In addition, we were taxed at corporate tax rates throughout those periods. By contrast, although our operating results for the quarter and nine months ended March 31, 1999 includes the operations of PCGS and a portion of the operations of Superior and IU for the entirety of those periods, they include the operations of Lyn Knight Currency Auctions, Kingswood and all of the operations of Superior and IU for only about seven weeks. Additionally, we had to provide for income taxes at corporate tax rates for only the last seven weeks of those periods of 1999 and, as a result, our effective tax rates for the quarter and nine months ended March 31, 1999, were only 13% and 10.9%, respectively, as compared to 45.5% and 48.2%, respectively, for the corresponding periods of fiscal 2000.

     Additionally, on March 11, 2000, we purchased substantially all of the assets of the coin auction and retail coin businesses of Bowers and Merena ("Bowers and Merena"), for $8.0 million in cash and 1,000,000 of our shares. As a result, the operating results of those businesses for the period from March 11, 2000 to April 1, 2000 are included in our operating results both for the quarter and nine months ended April 1, 2000.

RESULTS OF OPERATIONS

Net Revenues

                     THREE MONTHS ENDED             NINE MONTHS ENDED
                    ----------------------       -----------------------
                    APRIL 1,      MARCH 31,      APRIL 1,      MARCH 31,
                     2000           1999           2000          1999
                    --------      ---------      --------      ---------

Net Revenues        $12,321        $6,193        $31,048        $14,344

     Net revenues include fees for grading and authentication of rare coins and sportscards, revenues from sales of purchased collectibles and commissions on sales of consigned collectibles at our auctions. Net revenues for the third fiscal quarter and nine months ended April 1, 2000 increased by 99% and by 116%, respectively, over the corresponding periods of fiscal 1999. Grading and authentication revenues increased by 29% in the third quarter ended April 1, 2000 to $6,425 from $4,990 in the same quarter of the prior fiscal year and by 50%, to $18,095, in the nine months ended April 1, 2000 from $12,099 in the corresponding nine months of fiscal 1999. These increases resulted from significantly higher submission rates for sportscards, while submission rates for coins were stable and for significantly higher auction revenues. In the quarter ended April 1, 2000, auction revenue increased by 389% to $5,896 from $1,203 in the prior year and in the nine months ended April 1, 2000 by 505% to $12,953 in from $2,245 in the corresponding nine months of fiscal 1999. The percent of owned collectibles sold at auctions increased to approximately 45% for the quarter ended April 1, 2000 and was approximately 35% for the nine months ended April 1, 2000. The acquisitions of Kingswood and Lyn Knight Currency Auctions in February 1999, accounted for approximately $1,912 of the increase in auction revenue in the nine months ended April 1, 2000; and the acquisition of Bowers and Merena in March 2000 added $639 of auction revenues to the quarter and nine-month periods ended April 1, 2000.

Gross Profit

                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                            ------------------------          -------------------------
                            APRIL 1,        MARCH 31,         APRIL 1,        MARCH 31,
                              2000           1999               2000            1999
                            --------        ---------         --------        ---------
Gross Profit                 $5,451          $4,324           $15,886          $9,623
Gross Profit Margin            44.2%           51.2%             67.1%           69.8%

     Gross profit is the difference between net revenues and cost of revenues. Cost of revenues consists of labor to grade coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of purchased collectibles sold in our auctions. Gross profit margin is gross profit stated as a percentage of net revenues. Gross profit in the quarter and nine months ended April 1, 2000 increased by 26% to $5,451 and by 65% to $15,886, respectively. However, in those same periods the gross profit margin declined to 44.2% and 51.2%, respectively, from 69.8% and 67.1%, respectively, in the corresponding periods of fiscal 1999. The declines in gross profit margin were primarily attributable to a change in revenue mix between grading services and auction revenue, because we realize lower margins on auction sales than we generate on our authentication and grading services. For the third quarter and nine months ended April 1, 2000, auction revenue represented approximately 48% and 42%, respectively, of total revenue compared to approximately 20% and 15%, respectively for the corresponding periods of the prior year. Also contributing to lower gross profit margins for the three and nine-month periods ended April 1, 2000 was the sale of approximately $1.1 million of British Royal Sovereign coins at prices close to their cost.

Selling, General and Administrative Expenses

                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                ------------------------      -------------------------
                                APRIL 1,       MARCH 31,      APRIL 1,        MARCH 31,
                                  2000           1999           2000            1999
                                --------       ---------      --------        ---------

SG&A                            $4,346          $3,483        $13,666          $8,588
Percent of Net Revenues           35.3%           56.2%          44.0%           59.9%

     Selling, general and administrative ("SG&A") expenses consist primarily of wages and payroll related expenses, advertising and promotion, professional and consulting expenses, travel and entertainment, facility related expenses and security charges. In the quarter and nine months ended April 1, 2000, SG&A expenses increased by 25.0% and 59.0%, respectively, as compared to the corresponding periods of the prior fiscal year, due largely to the growth of our operations resulting from the business acquisitions completed in February 1999 and in March 2000 and to expenditures to enhance our information systems, to develop and to obtain content for our website, Collectors.com, and to enhance our auction capabilities. However, as a percentage of net revenues those expenses declined to 35.3% and 44.0% in the quarter and nine months ended April 1, 2000, respectively, from 56.2% and 59.9%, respectively for the quarter and nine months ended March 31, 1999, primarily as a result of the economies realized from those acquisitions and the revenue increases realized by our grading services . Additionally, in the second quarter of the current fiscal year, certain of our executive officers temporarily reduced or suspended their salaries. These actions reduced SG&A expenses by approximately $135 for second quarter of fiscal 2000. At the beginning of the third quarter, salaries for these executive officers were restored but at lower compensation rates than were previously in effect. We anticipate that SG&A expenses will increase in subsequent quarters but will continue to decline as a percentage of net revenues.

Amortization of Goodwill

                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                  ---------------------         ----------------------
                                  APRIL 1,      MARCH 31,       APRIL 1,      MARCH 31,
                                   2000           1999            2000          1999
                                  --------      ---------       --------      ---------
Amortization of goodwill          $  243         $  129         $  637         $  139
Percentage of net revenues           2.0%           2.1%           2.1%           1.0%

     Amortization of goodwill consists of goodwill charges relating to our acquisitions that were completed in February 1999 and in March 2000. The Company is amortizing goodwill over periods of 5 to 15 years. For the third quarter ended April 2000, we recorded an expense of $36 for amortization of goodwill associated with the Bowers and Merena acquisition. In subsequent quarters, the incremental expense for amortization of goodwill relative to that acquisition will be approximately $216.

Stock-Based Compensation

                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                  -------------------       -----------------------
                                  APRIL 1,   MARCH 31,      APRIL 1,      MARCH 31,
                                    2000       1999           2000          1999
                                  --------   ---------      --------      ---------

Stock-based compensation          $  15         $  0         $  48          $  0
Percentage of net revenues          0.1%         0.0%          0.2%          0.0%

     Stock-based compensation consists of stock-based charges arising from stock options granted after June 30, 1999, and prior to the consummation of the Company's initial public offering in November 1999, at an exercise price that was lower than the initial public offering price of the shares sold in that offering.

Interest Income

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                         ------------------------------    ------------------------
                                         APRIL 1,          MARCH 31,       APRIL 1,       MARCH 31,
                                           2000              1999            2000            1999
                                         --------          ---------       --------       ---------

         Interest income (expense)          $292             $(13)           $542             $--
         Percentage of net revenue           2.4%            (0.2%)           1.7%            0.0%

     Interest income on cash and cash equivalents increased because of higher cash balances which include the net proceeds of approximately $21.4 million from the sale of 4 million shares of common stock in our initial public offering that was completed in November 1999. In March 2000 we used $8 million of those cash balances as partial consideration for the acquisition of Bowers and Merena which reduced our cash balances to approximately $13.8 million at April 1, 2000. Accordingly, we anticipate that we will generate reduced interest income in subsequent periods.

Minority Interest

                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                  -------------------        ----------------------
                                  APRIL 1,   MARCH 31,       APRIL 1,     MARCH 31,
                                   2000        1999            2000         1999
                                  --------   ---------       --------     ---------

Minority interest                 $  0         $  16         $  0         $ (28)
Percentage of net revenues         0.0%          0.3%         0.0%         (0.2)%

     For the fiscal year ended June 30, 1999, we recorded minority interest income of $16 for the third quarter and a minority interest charge of $28 for the nine-month period resulting from the Company's elimination of minority ownership in Internet Universe, LLC and in Superior Sports Auctions, LLC. We acquired the minority interests in both of these entities in February 1999. As a result, there is no charge for minority interests in the quarter or nine months ended April 1, 2000.

Income Taxes

     Prior to February 5, 1999, we were an S corporation for federal and state income tax purposes. As such, federal income taxes were payable by our stockholders individually and no provision for federal income taxes was recorded. A provision for California franchise tax was provided at the statutory rate of 1.5%, which is assessed against all California based S corporations. On February 5, 1999, we became a C corporation for federal income tax purposes and, as a result, since that date we have the obligation to pay federal and state income taxes at applicable corporate rates of taxation. For the three and nine-month periods of the current fiscal year, we provided for income taxes at rates of 45.5% and 48.2%, respectively. These current year provisions for income taxes also reflect the non-deductibility of certain goodwill amortization charges and certain other permanent timing differences. For the three and nine-month periods of fiscal 1999, we provided for income taxes at a rate of 13.0% and 10.9%, respectively, because we were an S corporation until prior to February 5, 1999 and we had to provide for income taxes at corporate rates for only the last seven weeks of those periods.

Results of Operations, Excluding Amortization of Goodwill

     Results of operations, excluding amortization of goodwill are presented for informational purposes only and are not in accordance with generally accepted accounting principles. These results exclude goodwill amortization charges of $243 and $129 for the three-month period and $637 and $139 for the nine-month period, respectively.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 -----------------------       -----------------------
                                                 APRIL 1,       MARCH 31,      APRIL 1,      MARCH 31,
                                                  2000            1999           2000          1999
                                                 --------       ---------      --------      ---------
Operating income
   excluding amortization of goodwill            $ 1,090        $   841        $ 2,172        $ 1,035
                                                 =======        =======        =======        =======

Net income, excluding
   amortization of goodwill                      $   800        $   698        $ 1,571        $   855
                                                 =======        =======        =======        =======

Net income per share,
   excluding amortization of goodwill
     Basic                                       $  0.03        $  0.04        $  0.07        $  0.05
                                                 =======        =======        =======        =======
     Diluted                                     $  0.03        $  0.04        $  0.07        $  0.05
                                                 =======        =======        =======        =======

Weighted average shares outstanding
used in computation of net income per
share, excluding amortization of goodwill
     Basic                                        24,649         18,104         22,631         16,765
     Diluted                                      26,212         18,104         23,985         16,765

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, we had cash and cash equivalents of $13,781 compared to cash and cash equivalents of $1,852 at June 30, 1999. This increase in liquidity is the result of the sale, in November 1999, of 4 million shares of common stock in our initial public offering, the net proceeds of which were approximately $21.4 million. In March 2000, we used $8 million as partial consideration for the acquisition of Bowers and Merena. Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. We do not have a credit facility and, accordingly, do not currently have any borrowing capability.

     Cash used in operating activities was $573 for the nine-month period ended April 1, 2000, as compared with cash provided by operating activities of $2,106 for the nine-month period ended March 31, 1999. For the nine months ended April 1, 2000, cash was provided by net income and increases in accounts payable, increases in income tax payable and non-cash charges for depreciation and amortization. Cash was used to increase accounts receivable, inventories and prepaid assets. For the corresponding nine-month period ended March 31, 1999, cash was provided by net income and increases in deferred revenue and accounts payable while cash was used to increase accounts receivable and inventories.

     Net cash used in investing activities was $876 for the nine months ended April 1, 2000, and consisted almost exclusively of expenditures for capital assets. For the corresponding prior year period, $942 was used for the acquisition of fixed assets and an advance on a note receivable.

     Net cash provided by financing activities was $13,378 for the nine months ended April 1, 2000, and consisted of the net proceeds from our initial public offering and the proceeds from the exercise of stock options. During that nine-month period, the Company used $300 to pay the remaining purchase price of the businesses acquired in February 1999 and used $8 million as partial consideration for the acquisition of Bowers and Merena. In the corresponding nine months of the prior year period, cash was provided by short-term borrowings and the sale of treasury stock.

     We believe that our existing cash balances and internally generated funds will be sufficient to finance our operations and financing requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including our growth rate, the amount by which we increase inventories of owned collectibles for auction, capital expenditures for computer equipment to support e-commerce and various other factors. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend on our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Risk Fact section, on pages 8 to 17 in the Company's Prospectus dated November 4, 1999, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Prospectus that could adversely affect the Company's performance include the risk that the popularity of collectibles will decline; our dependence on the continued growth of commerce on the Internet; the risk that our operating results will fluctuate; the risk that our auction business will not become profitable; the risk that we will be unable to sell purchased collectibles in sufficient time or at a sufficient price to prevent having to write-down the carrying value of our inventory of collectibles; the inability to obtain or increases in the cost of obtaining consignments of collectibles for our auctions; competition from other internet and from traditional auction companies and from other authentication and grading companies; and the risk that we will incur unanticipated liabilities under our authentication and grading warranties.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold a total of 4 million shares of its common stock its initial public stock offering stock in November 1999. That offering was registered on a Form S-1 Registration Statement (File No. 333-86449) filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933. That Registration Statement was declared effective on November 4, 1999 and the offering the sale of the shares in that offering was consummated on November 10, 1999. The proceeds of the offering totaled $24,000,000; the underwriting discounts and other offering expenses totaled approximately $2,600,000 and, as a result, the net proceeds of the offering to the Company totaled approximately $21,400,000. In the quarter ended April 1, 2000, the Company used $8,000,000 of those net proceeds to fund the cash portion of the consideration paid for the acquisition of Bowers and Merena. An additional $200,000 of the net proceeds was used to launch the Company's stamp authentication and grading service. The remaining net proceeds have been invested in short-term investment grade instruments and are classified as cash equivalents in the accompanying balance sheet and are available for general working capital requirements. These uses of the net proceeds do not represent a material change from the uses thereof described in the Company's Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


        (a)  Exhibits.

             Exhibit 27.       Financial Data Schedule.

        (b)  Reports on Form 8-K.

             A report on Form 8-K was filed during the quarter ended April 1, 2000 to report, in Item 2 thereof, the Company's acquisition of Bowers and Merena.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLLECTORS UNIVERSE, INC.


Date:  May 12, 2000                   /s/ DAVID G. HALL
                                      ------------------------------------------
                                          David G. Hall, Chairman and
                                          Chief Executive Officer


Date:  May 12, 2000                   /s/  GARY N. PATTEN
                                      ------------------------------------------
                                           Gary N. Patten, President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

         Exhibit 27.                            Financial Data Schedule