Form 10-K405
period 2000-07-01
COLLECTORS UNIVERSE INC
filed 2000-09-28
CIK 1089143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

                         Commission file number 0-27887

                            COLLECTORS UNIVERSE, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                                33-084619
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1936 E. Deere Avenue, Santa Ana, California                        92705
 (Address of principal executive offices)                        (Zip Code)

                                 (949) 567-1234
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 15, 2000, the aggregate market value of the Common Stock held by non-affiliates was approximately $32,900,000.

     As of September 15, 2000, a total of 25,429,131 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its Annual Meeting which is expected to be filed with the Securities and Exchange Commission on or before October 30, 2000.

                            COLLECTORS UNIVERSE, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

                                      INDEX

PART I                                                                      PAGE
                                                                            ----
     Item 1.   Business                                                       3
     Item 2.   Properties                                                    13
     Item 3.   Legal Proceedings                                             13
     Item 4.   Submission of Matters to a Vote of Security Holders           13
               Executive Officers of Registrant                              14

PART II

     Item 5.   Market for Registrant's Common Stock and Related
               Stockholder Matters                                           15
     Item 6.   Selected Financial Data                                       16
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     18
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    24
     Item 8    Financial Statements and Supplementary Data                   25
     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      48

PART III

     Item 10.  Directors and Executive Officers of the Registrant            48
     Item 11.  Executive Compensation                                        48
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                    48
     Item 13.  Certain Relationships and Related Transactions                48

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                      48

SIGNATURES                                                                   49

INDEX TO EXHIBITS                                                            51

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Report") contains forward-looking information which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effects on future performance of the risks and uncertainties described under the caption "Factors That Could Affect Our Future Performance" contained in "Item 1 - DESCRIPTION OF BUSINESS" contained in Part I of this Report and the factors described in "Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Part II of this Report, which readers of this Report are urged to review. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART I

ITEM 1. BUSINESS

     COLLECTORS UNIVERSE - OVERVIEW

         Collectors Universe is a leading provider of value-added services to dealers and collectors of high-end collectible coins, currency, stamps, sportscards, sports and entertainment memorabilia, autographs and other collectibles. Our reputation and the breadth of our value-added services facilitate commerce in collectibles by providing collectors and dealers with the confidence to buy and sell high-end collectibles, sight unseen, at Internet and telephonic auctions that we and others conduct and by making the collecting experience more exciting and memorable.

     o Service. We authenticate the genuineness of collectible coins, sportscards, autographs and stamps and we grade the quality of collectible coins, sportscards and stamps in accordance with consistently applied uniform standards, so that buyers can have the assurance that the collectibles they are purchasing are genuine and are of the quality represented by the sellers.

     o Content. We compile and publish authoritative information about the rarity, quality and trading history of high-end collectibles that make collectors and dealers more informed purchasers and sellers and which adds to the excitement of the collecting experience.

     o Commerce. We conduct premium multi-venue auctions at which dealers and collectors are able, in person, via the telephone and on the internet, to buy and sell rare or valuable collectibles (which we sometimes refer to as "high-end collectibles"). We also operate an online collectibles marketplace, at www.collectors.com., where collectors and dealers buy and sell high-end collectibles and where they can access the information we publish before making their purchase and sale decisions. We also operate co-branded websites with e-Bay and Yahoo, that facilitate the purchase and sale of collectibles at their online auction sites by enabling buyers and sellers of collectibles visiting their auction sites to access our authentication and grading services and our collectibles content.

     We generate revenues from fees paid for authentication and grading services provided to our customers, typically ranging from $8 to $40 per item. We also generate revenues from commissions paid by both buyers and sellers when we sell collectibles that have been consigned to us for auctioning or sale ("consigned collectibles"), the total of which generally ranges from 15% to 25% of the sale prices of the collectibles, and from the sales of collectibles that we purchase primarily for resale at our auctions ("purchased collectibles" or "owned collectibles"), at amounts equal to the prices at which such purchased collectibles are sold together with a buyer's fee that we typically receive when those collectibles sold at auction.

     We have developed some of the leading brand names in our collectibles market:

     o "PCGS" ("Professional Coin Grading Service") which is the leading coin grading and authentication service in the United States;

     o "PSA" ("Professional Sports Authenticators"), which is a leading sportscard grading and authentication service in the United States;

     o "Bowers and Merena" which is a leading auctioneer of rare and collectible coins in the United States; and

     o "Lyn Knight Currency Auctions" which is a leading auctioneer of rare and collectible currencies.

         During the fiscal year ended July 1, 2000, we expanded our business into other collectibles markets. We established a new division -- "PSE" ("Professional Stamp Experts") -- to offer rare and collectible stamp authentication and grading services and we have established an autograph authentication division which offers authentication services to collectors of sports autographs and memorabilia. See "Recent Developments" elsewhere in this
Item 1.

     THE HIGH-END COLLECTIBLES MARKET OPPORTUNITY

         We believe that the high-end collectibles market will continue to grow as a result of increased nostalgia for memorabilia, an increase in leisure and disposable income, the desirability of owning collectibles and investor confidence that collectibles will appreciate in value. We also believe that the convenience and efficiency of the Internet will stimulate further growth in the high-end collectibles market. It is also our view that this growth is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value collectibles and trading forums or venues that enable buyers and sellers of collectibles to maximize the value of their collectibles. As a provider of these services to the collectibles markets, we have the opportunity to benefit directly from such growth in terms of increased demand for our services.

     RECENT DEVELOPMENTS

         We completed our initial public offering in November 1999, selling 4 million shares of common stock and raising, net of offering expenses, approximately $21.4 million. In January 2000, we extended our authentication and grading services into the rare and collectibles stamp market, launching Professional Stamp Experts ("PSE"), our stamp authentication and grading division, which complements our other two authentication and grading divisions, PCGS (coins) and PSA (sportscards).

         In furtherance of our strategy to become the leader in each of our collectibles markets, in March 2000, we acquired the rare coin auction and direct sales businesses of Bowers and Merena, one of the largest and most respected rare coin auction companies in the United States, to complement our Lyn Knight Rare Currency division, which is a leading rare currency auction company in the country. In addition, we have combined the auction operations of our Kingswood Coin Auctions Division with that of Bowers and Merena, to further strengthen our position in the rare coin market.

         During fiscal 2000, we also acquired the operations of James Spence Autographs, one of the foremost sports autograph authorities in the United States; and the business of Odyssey Publications, the publisher of Autograph Collectors Magazine. As a result of those acquisitions, we now have the database and resources to be able to offer autograph authentication services to dealers and collectors of sports memorabilia. The autograph market in the U.S. is very fragmented and is plagued by non-genuine autographs offered across most channels of distribution, including the Internet, which has been an obstacle to the growth of this collectibles market. We believe that these acquisitions will enable us to facilitate commerce within this collectibles market among dealers and collectors and, in turn to generate new sources of revenue for our business, by enabling us to offer independent and reliable authentication services that will provide dealers and collectors with greater confidence in buying and selling autograph memorabilia, in much the same way as we have been able to enhance the marketability of, and generate increased revenues from commerce in, coins and sports cards.

         During fiscal 2000, we also took actions to improve the profitability of our operations. We discontinued the conduct of weekly internet auctions, because they failed to meet management's profitability goals. We are continuing, however, to offer an internet venue to collectors and dealers who participate in our premium collectibles auctions and to offer publications and content to collectors via our web site at www.collectors.com. In addition, we have recently established a co-branded web site with Yahoo, through which dealers and collectors participating in Yahoo's collectibles auctions can arrange to obtain authentication and grading services from us and can access our internet-based content and publications. We also converted our exclusive license, from DNA Technologies, for its synthetic marking ink to a non-exclusive license, in order to reduce costs of that marker, which we use to certify the authenticity of originally signed or "game-used" sports memorabilia.

     INDUSTRY BACKGROUND

         Development of Collectibles Markets. The sight-unseen market for high-end coins was practically non-existent prior to the development of consistently applied uniform quality grading standards. Previously, buyers needed to actually see a coin before purchase to determine whether its quality justified the asking price. Even when buyers could view coins before purchase, they often lacked the knowledge to determine, with confidence, the authenticity or quality of a coin. As a result, a system for grading coins developed among dealers by which they used either descriptive terms, such as "uncirculated," "brilliant uncirculated" and "gem brilliant uncirculated," or a numerical scale ranging from 1 to 70, with higher numbers denoting a higher quality. However, whether using a descriptive or numeric system, grading varied significantly from dealer to dealer, depending on a dealer's subjective criteria. Moreover, dealers were hardly disinterested or independent, since as the buyers or sellers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade. As a result, grading standards were often inconsistently applied, and many collectors were vulnerable to fraudulent practices. These conditions severely limited the growth of the rare coin market and created a barrier to the participation of new collectors who lacked the expertise necessary to buy and sell with confidence.

         In response to these conditions, in 1986 we launched Professional Coin Grading Service (PCGS), which instituted the practice of employing expert graders who were independent of the buyers and sellers of coins, thereby providing impartiality in the grading process. We established consistent standards of quality measured against an actual "benchmark" or "reference" set of coins kept at our office, and we provided a warranty as to the accuracy of our authentication and grading. We placed each graded coin in a tamper-evident holder, so that any prospective buyer would know that it was a PCGS authenticated and graded coin.

         As a result, dealers were able to trade PCGS graded coins sight-unseen and an electronic teletype network called the "Certified Coin Exchange" developed and was used by dealers to buy and sell rare coins electronically before the Internet became viable. In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides that tracked the price and rarity of PCGS graded coins.

         In the sportscard market, misrepresentations of authenticity and quality were also a barrier to market growth. Using the skills and credibility we established with PCGS in the coin market, we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our authentication and grading services has improved the marketability of sportscards by removing the barrier created by misrepresentations of authenticity or quality. The sportscard market continuously creates new collectibles as card companies produce new cards and variations. Moreover, when athletes create interest or achieve new records or milestones or become popular, demand for authentication and grading of their cards increases. Although the most valuable cards are the vintage cards from players such as Honus Wagner, Babe Ruth, Joe DiMaggio and Mickey Mantle,, modern cards have become very popular as collectors try to obtain the cards of new generations of sports heroes.

         Based upon our success in establishing grading for coins and sportscards, in January 2000 we launched grading of U.S. stamps through Professional Stamp Experts (PSE). Although stamp authentication and grading is in its infancy, we believe stamp grading can gain market acceptance as it has for coin and sportscards.

         By means of two recent, albeit small, acquisitions, of James Spence Autographs and Odyssey Publications, we are now beginning to offer authentication services for sports and entertainment autographs and memorabilia. As recent published reports have indicated, the autograph market, and particularly the sports autograph market, is prone to forgeries. Operation Bullpen conducted by the FBI and other law enforcement agencies uncovered widespread misrepresentation as to the genuineness of sports memorabilia. We believe the demand for our vintage authentication services will grow as collectors increasingly rely on independent third parties for determining the genuineness of sports and entertainment collectibles. We offer another authentication service, PSA/DNA, that certifies autographed sports collectibles at the time of signing or when used during a sporting event. This service uses a proprietary authentication system that incorporates a holographic, tamper-evident label in conjunction with a special marking ink that is essentially non-recreatable.

         Collectible Commerce. We conduct premium auctions of high-end collectible coins, currency, sportscards and sports memorabilia, rare records and entertainment memorabilia. Our premium auctions utilize a "multi-venue" auction format that allows buyers and sellers to select the bidding format that is the most convenient and comfortable for them. These auction formats include mail-in-bids, telephone, Internet and live bidding. Our premium auction companies, include Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Lyn Knight Currency Auctions for U.S. Currency, Superior Sports Auctions for vintage sportscards and sports memorabilia and Good Rockin' Tonight for rare records and entertainment memorabilia. Each of our auction companies is prominent within its respective collectibles market. In 1999, Bowers and Merena auctioned the 1804 Childs Silver Dollar for $4.1 million, the highest price at which a U.S. Coin has been sold at auction. Lyn Knight Currency Auctions holds the record for the highest gross auction sales for US Currency at $6.5 million. Good Rockin' Tonight auctioned The Beatles "Butcher" album cover for $38,000, the highest price at which a rare record has ever been sold at auction.

         In conjunction with our auction commerce, we also sell high-end collectible coins and autographs through direct sales, catalogs and via the Internet on our web site at www.collectors.com. These "e-Shops" are expected to become a more important component of our direct sales activities in the future.

         In addition to auctions and direct sales of collectibles, we also participate in e-commerce through co-branded websites with e-Bay, Yahoo and others. These co-branded websites offer our authentication and grading services to their users and also direct them to our web site for price guides on certain collectibles, rarity reports, verification of previously authenticated collectibles and other commerce opportunities.

         Content and Publications. We publish authoritative price guides, rarity reports and other collectible information. In July 2000, we acquired Odyssey Publications. Odyssey publishes the nationally distributed Autograph Collectors magazine, and is considered to be a leading authority within the entertainment and historical autograph market. We also publish the monthly Sportscard Market Report for primary distribution to our 15,000 Sports Collectors Club members. We intend to consolidate Odyssey's publication operations with those of our own. We believe our price guides, rarity information and authentication information has commercial potential and we are exploring various business opportunities to generate additional revenues from our databases and publications.

     OUR BUSINESS STRATEGY

         Our objective is to create an integrated, multi-service collectibles service company that is a leader in selected high-end collectibles markets. To achieve this objective we intend to:

         Penetrate Other Collectibles Markets for Authentication and Grading. There are other high-end collectibles markets in which growth has been hampered due to the absence of independent authentication and grading services. We intend to use our reputation and expertise in coins and sportscards to penetrate into new markets. We recently launched the grading of rare and collectible stamps and the authentication of autographs and other memorabilia. Our PSA/DNA authentication system has good growth opportunities in the "signed-in-the-presence" sports autograph markets and for sports memorabilia. We also believe that authentication and grading services can be extended vertically to serve different tiers of presently served markets.

         Cross-Sell Our Services and Products to Our Established Customer Base. Our experience has shown that collectors of one kind of collectible frequently are interested in other types of collectibles. We intend to cross-sell our services and products to our customer base of dealers and collectors.

         Leverage Brand Names. We have established leading brands within select collectibles markets, including PCGS, PSA, Bowers and Merena, Lyn Knight Currency Auctions, Superior Sports Auctions, Good Rockin' Tonight and PSA/DNA. We intend to use the reputations of these brands to promote Collectors Universe as the premier factor in the high-end collectibles industry. Our new stamp authentication and grading service, PSE, is leveraging the reputation of our other grading services to gain credibility within the stamp collectibles market.

         Acquire Complementary Businesses. We intend to acquire complementary businesses to augment our growth and to penetrate new markets. The collectibles markets are fragmented, and we will seek opportunities to consolidate niches within these markets.

         Form Strategic Partnerships. We have entered into strategic partnerships with eBay, Yahoo and others to promote the Company's services, and we will continue to seek out other strategic opportunities to expand our business and open new markets.

         Expand Internationally. We believe the market for authenticated and graded collectibles can be geographically expanded to the PacRim and European markets. We recently signed an exclusive distribution agreement with a Japanese company to authenticate and grade sportscards. We intend to pursue other international opportunities for coins, stamps, autographs, sportscards and memorabilia.

     FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

         A decline in the popularity of high-end collectibles could impact our business. The popularity of collectibles may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. Since our operating results are affected by both the market value of collectibles and the volume of collectibles transactions, a decline in popularity of high-end collectibles would likely cause a decrease in our revenues and our profitability.

         Temporary popularity of some collectibles could cause our revenues to fluctuate. Temporary consumer popularity or "fads" among collectors may temporarily inflate the volume of collectibles that we authenticate and grade and auction or sell. These trends may result in significant fluctuations in our operating results from one quarter to the next. Any decline in the popularity of the collectibles we authenticate and grade and auction or sell as a result of changes in consumer trends could harm our business. In particular, the market for authentication and grading of sportscards is relatively new and the volume of sportscards we receive has increased significantly in the last two years. However, there is no guarantee that the level of trading in sportscards will continue to grow or maintain its current level.

         There are limited supplies of collectibles. Our business is substantially dependent upon obtaining collectible coins, sportscards, records and other high-end collectibles for authentication, grading and auction. We depend upon dealers and collectors submitting collectibles for authentication and grading and there is no guarantee that the current rate of grading and authentication submissions will continue. In particular, we have recently experienced a significant increase in the rate of sportscard submissions which may indicate that the sportscard market for authentication and grading may be approaching maturity. Although there are numerous dealers and collectors from whom we are able to obtain collectibles for our auctions, there are only a limited number of dealers with the capacity to submit high-end collectibles for auction on a regular basis. A change in our relationships with suppliers or dealers could negatively impact our ability to obtain or auction high-end collectibles in the quantities and at the times we desire. This could impair our ability to attract a sufficient number of people interested in high-end collectibles to our auctions, which would lead to reductions in our revenues and a decline in our operating results. See "Inventory and Working Capital" elsewhere in this Item 1.

         We may incur losses on our collectibles inventory. In addition to auctioning collectibles on consignment, currently approximately 15% of the aggregate sales prices of collectibles sold at our auctions are derived from sales of our own inventory of collectibles that we purchase primarily for sale at our auctions. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we were unable to resell these purchased collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles were to decline, our revenues and operating results would decline. See "Inventory and Working Capital" elsewhere in this Item 1.

         Our investment and expansion in new collectibles markets may not generate adequate returns. We have recently expanded into new collectibles markets, offering authentication and grading services in the collectible stamp market and authentication services in the autograph memorabilia market for the first time. Those services may not find market acceptance by dealers and collectors in those markets as they have in the coin and sports card markets. In addition, standards for authenticating and grading stamps and authenticating autographs are not well established, which increases the risks of errors in grading and authentication that could make it difficult to establish the creditability of such services on which the success of those businesses is dependent. As a result, we may not generate acceptable returns and we could incur losses on our investments in these new businesses.

         Other Risks associated with Expansion of Our Business. If appropriate opportunities present themselves, we also intend to acquire businesses, technologies, services or products that we believe will help us to expand our business. The process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive.

         We could suffer losses on authentication and grading warranties. We offer a warranty covering the coins and sportscards that we authenticate and grade. Under the terms of our warranty, any coin or sportscard that was originally graded by us and which subsequently receives a lower grade upon resubmittal to us for grading, obligates us either to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. We have no insurance coverage for claims made under these warrants and, therefore, we maintain reserves to satisfy claims made under these warranties based on historical experience, which in the past have proven to be adequate. If warranty claims were to exceed these reserves, we would incur additional charges that would adversely affect our operating results.

         Increased Competition could affect our Financial Performance. Our auction business is highly competitive. We compete directly with other companies that specialize in and have an industry reputation for hosting premium collectibles auctions, including Sotheby's, Inc., Christie's, Inc and Butterfield Auctions. These competitors each have the ability to attract buyers to their auctions as a result of their reputation and the quality collectibles they obtain through their industry connections. In addition, other reputable auction companies that do not presently engage in auctions for coins or sportscards or other collectibles that are the focus of our business may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. Additionally, although are few major competitors in the collectibles authentication and grading markets, competition also is intense in these markets. Increases in competition could adversely affect our pricing and profit margins and our ability to achieve further growth. See "Competition" elsewhere in this Part I.

         The Imposition of Government Regulations Could Increase the Costs of Doing Business. The collectible coin and other high-end collectibles markets are not currently subject to direct federal, state or local regulation, although auctions in general and the sale of particular types of artwork and autographed sports memorabilia are regulated in some states. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, and impose restrictions on the conduct of auction businesses. Adoption of laws or regulations of this nature could increase the complexity and costs of conducting auctions, which might decrease our ability to attract sellers and buyers.

         Declines in General Economic Conditions Could Affect Our Operating Results. The availability of discretionary or disposable income is an important factor in the willingness and ability of individuals to purchase, and the prices that they are willing to pay for, high end collectibles. As a result, economic uncertainties, downturns and recessions can affect our operating results because declines in the volume of collectibles transactions and in the prices paid for collectibles can lead to (i) reductions in the commissions we are able to generate on sales of collectibles, (ii) declines in the frequency at which collectors submit their coins, sports cards and other collectibles for authentication and grading, and (iii) declines in the value of collectibles that we hold in our inventory. One countervailing factor is that during economic downturns, the value of gold and other precious metals tends to increase which can lead to increases in the sales prices of collectible coins.

     SERVICES AND CUSTOMERS

         Authentication and Grading of Collectibles. Collectors Universe offers authentication and grading services for coins, sportscards and stamps. Using proprietary grading software developed by us, our teams of trained and experienced authenticators and graders determine the authenticity of an item submitted and then assign a numeric grade to the item based upon its quality. After the item is graded, it is usually encapsulated in a tamper-evident plastic holder. Customers for our authentication and grading services include individual collectors, dealers and, to a limited extent, wholesalers and manufacturers.

         We also offer authentication services for vintage autographs and sports memorabilia. After an item of memorabilia is determined to be authentic, it is entered into our database, with a digital picture for future reference, and issued a certificate of authenticity. Customers for our authentication services are primarily individual collectors and dealers. We also offer authentication services for "signed-in-the-presence" autographs and sports memorabilia, in which we use our proprietary PSA/DNA authentication system to affix a holographic label and/or special ink to the item that marks the item as genuine.

         PCGS Coin Grading Operations. Since our inception in 1986, we have graded more than 6 million coins with a declared insured value of more than $8 billion. We authenticate and grade approximately 40,000 coins per month and, depending on the customer's requested turnaround time, we typically charge between $10 and $40 per coin for this service. We have graded, either before or after sale, four of the five highest priced U.S. coins ever sold at public auction, including an 1804 silver dollar that was purchased for approximately $4.1 million. We also have been named as the official grading service of the Professional Numismatists Guild, the most prominent national coin dealer trade organization.

         Our grading of coins involves a very exacting and standardized process. We receive coins from dealers and collectors and enter them into our proprietary computerized inventory system which tracks the coins at every stage of the grading process. The coins are graded by experts with years of coin grading experience who follow our benchmarked grading standards. Coins enter the grading process without any markings that could identify the owner of the coin ensuring that our graders are completely objective. Graders also examine the coins independently from one another. Based upon the type of coin and the results of the grading process, our proprietary software determines whether additional graders will examine the coin to assign a final grade. The coin is then sonically sealed in our specially designed holder which also encases the grade, the description of the coin and the PCGS hologram and brand name. The coin, grade and description are then verified by one or more experts who have the authority to resubmit the coin for further review, if necessary. Only after the grading phase is complete is the coin reunited with its invoice, thus keeping the grading process independent of the identity of the owner and the history of the coin.

         PSA Sports Card Grading Operations. Our PSA Division employs authentication and grading procedures and provides warranties of accuracy that are similar to the procedures employed and warranties given in authentication and grading of coins. In addition to baseball cards, we authenticate and grade football, hockey and basketball sportscards and other collectible cards. We typically charge between $8 and $35 per card for our authentication and grading service, depending on the customer's requested turnaround time.

         There has been rapid growth in our sports card authentication and grading business. During the fiscal years ended June 30, 1998 and 1999 and July 1, 2000, we graded approximately 168,000, 899,000 and 1,800,000 sports cards, respectively.

         Other Authentication and Grading Services. We recently commenced our stamp authentication and grading and our autograph authentication businesses and the volume of submissions are not material. Moreover, such services are new to these markets and we cannot predict when or even whether they will gain market acceptance.

         High-End Collectibles Auctions and Sales. We conduct premium auctions for high-end collectibles, including coins, currency, sportscards and sports memorabilia, rare records and entertainment memorabilia. All of our premium auctions offer multi-venue bidding that includes varying combinations of Internet, telephone, mail and in-person formats. While the number of premium auctions varies each year, we intend to conduct approximately 20 premium auctions in fiscal 2001, as compared to 15 in fiscal 2000. The increase in fiscal 2001 is primarily attributable to our acquisition of Bowers and Merena in March 2000.

         Customers for our premium auctions are generally individual collectors and dealers. At those auctions we sell collectibles that are consigned to us by dealers and collectors ("consigned collectibles") and, to a lesser extent, collectibles that we purchase for resale at our auctions ("purchased collectibles"). We also make direct and catalogue sales of both consigned and purchased collectibles.

         We generate revenue from our auctions and from direct and catalogue sales in the form of commissions from both buyers and sellers of consigned collectibles and from sales of purchased collectibles that we sell. Commissions from the sale of consigned collectibles generally approximate between 15% to 25% of the sales price of the collectible. We typically charge commissions from buyers on the sale of owned collectibles that generally approximate between 10% and 15% of the sales price. Revenues from the sale of owned collectibles were $11.9 million and $2.8 million in fiscal 2000 and fiscal 1999, respectively. Revenues from the sale of consigned collectibles were $5.0 million and $2.0 million in fiscal 2000 and fiscal 1999, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

                  Premium Auctions. Premium auctions feature special or unique collectibles that are sold in a multi-venue auction format. In most of our premium auctions, we utilize "callback bidding" where bidders can choose to be called back by a phone operator immediately after the close of the first auction phase to be given the opportunity to participate in the final bidding phase.

                  We require consignors in our premium auctions to ship their collectibles to us prior to auction. We photograph and prepare descriptions for all items consigned to us for auction and compile and publish a catalog of all items to be auctioned in advance of each of our premium auctions. Collectors can thus view all of the collectibles to be auctioned, along with complete descriptions, either by visiting our web site and viewing online, or by ordering a catalog in hardcopy format. At the conclusion of the auction, we handle shipping and payment transactions.

                  Direct and Catalogue Sales. We also make sales of high-end collectibles at fixed prices at our web site, at industry shows, by means of mailings of our catalogues and by other direct sales programs to customers that prefer purchasing collectibles at fixed prices rather than acquiring them at auctions. We have a regular database of customers to whom we make direct and catalogue sales, which include individual collectors.

         Publications and Content. We publish authoritative price guides and rarity reports for certain collectibles, including coins, currency and sports cards. This information is available on our web site and in our publications that are distributed throughout the year. These publications include:

                  Price Guides. We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the value of the 3000 most actively traded U.S. coins with information dating back to 1970. We compile and publish this information in a widely recognized collectible coin index, the CU3000.

                  Market Movement Reports. Changes in prices are highlighted in market movement reports. This makes it possible for a card collector, for example, to quickly identify that some cards have increased in value while others have dropped.

                  Rarity Reports. Three primary characteristics drive the market value of many collectibles: relative rarity, grade and significance to collectors. We compile and publish reports that list the total number of sportscards and coins we have graded since our inception in 1986, categorized by item type and grade determination. We can publish, for example, the exact number of MS67-grade 1881-S Morgan silver dollars we have graded. Collectors can utilize this information to make informed decisions regarding the purchase of particular coins.

                  Articles. Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectible. We write informative articles and publish them on our web site.

A sense of community is also important to collectors. We therefore encourage our users to communicate and to write articles that can be made available to all collectors.

                  Historical Content. Collecting is often about history, and in many instances, the collectible's history is what makes it valuable. In our catalogues and in other publications, we provide short histories about unusual and rare collectibles that add to the attractiveness and excitement of purchasing such items..

                  News. We provide the information that collectors and dealers need to track recent events, trends and developments in the collectibles markets we serve. For example, new collectibles are constantly being created, some collectibles increase in popularity and other collectibles sell at record prices. In fiscal 2000, we acquired the business of Odyssey Publications, which publishes Autograph Collectors Magazine, one of the leading entertainment memorabilia periodicals in the country that reports on recent events in the memorabilia markets.

     CUSTOMER SUPPORT

         We devote significant resources to providing personalized, customer service and support in a timely manner. The first level of support is our electronic and automated communications with customers, consignors and bidders. This keeps buyers and sellers updated on the status of auctions and collectibles submitted for authentication and grading. The next level of support is our computer-assisted telephone and Internet information system, through which we track the status of approximately 200,000 collectibles we receive each month. In addition, customers or prospective buyers can confirm the authenticity of the over 7 million collectibles we have graded. Customers can also choose to telephone or e-mail our general support staff. We also make available specialists and experts who are capable of handling virtually any issue our customers may encounter when using our services.

     COMPETITION

         There are approximately five competitors in the coin and sportscard authentication and grading markets, and the costs of entering and developing a brand name that collectors respect in these markets are substantial. However, other collectibles companies could expand their line of services into coins or sportscards, new entrants into the market could deplete our market share, and auction companies could expand their service offerings to include the grading of coins, sportscards and other collectibles. Our competitors in the coin grading and authentication market include Numismatic Guaranty Corporation of America, Inc. and ANACS, a subsidiary of Amos Press, Inc. In the sportscard grading and authentication business, our competitors include Beckett, Certified Sports Authentication, Inc. and Sportscard Guarantee L.L.C.

         Our traditional auction business is also highly competitive. We compete directly with other companies that specialize in collectibles and have an industry reputation for hosting premium collectibles auctions. Our competitors in traditional auction markets include Heritage Numismatic Auctions, Currency Auctions of America, Mastro Fine Sports Auctions, Greg Manning Auctions and numerous smaller auction companies that compete in our markets for coins, sportscards and sports memorabilia, currency, rare records, autographs, and other types of collectibles. In addition, other reputable and much larger auction companies such as Sotheby's, Christie's and Butterfield & Butterfield, which do not specialize in, but do conduct auctions for collectibles that our Company specializes in, are potential competitors. In addition, other significant auction companies that do not presently engage in auctions for coins or sportscards or other collectibles that are the focus of our business may decide to enter our markets to compete with us. These companies have greater name recognition than us and have access to more financial and marketing resources than we do. We believe that the principal competitive factors in the traditional auction business are the reputation of the Company hosting the auction, the hosting party's ability to attract buyers to the auction and the quality of collectibles available for sale at the auction.

         In addition to these traditional auction companies, several companies have developed sales, auctions and trading over the Internet. While these Internet e-commerce companies generally host auctions or sell collectibles that have lower average selling prices than our collectibles sold at auction, several of them are much larger and have greater financial resources than our Company. These companies include eBay, Yahoo, Amazon and Fair Market. In addition, several large companies sell specialty consumer products, including collectibles through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. These companies include QVC, Home Shopping Network and Shop At Home. They generally have substantial financial resources and, while their current collectible offerings tend to be less focused and at lower prices than our collectible offerings, there can be no guarantee that they will not become significant competitors in the future.

         Direct sales of collectibles is highly competitive. There are thousands of retail establishments that sell collectibles directly to collectors, and there are numerous catalog companies and e-tailers that offer collectibles for sale through the Internet. The Company is not dominant in any of these markets, and barriers to entry are relatively low in e-commerce using commercially available software.

     INVENTORY AND WORKING CAPITAL

         Our inventory consists exclusively of collectibles held for sale in our auctions and through direct sales. In our premium auctions, approximately 85% of the collectibles sold are consigned to us while the remaining 15% of collectibles are owned by us. Collectibles sold through direct sales or catalog are usually owned by us. The supply of high-end collectibles is limited and the timing of their availability in sufficient quantity to support our premium auctions and direct sales is uncertain. We, therefore, purchase inventory to insure availability and to take advantage of the opportunities to acquire high-end collectibles at favorable prices. In some circumstances, we may purchase a large "collection" of inventory with the intent of selling it in multiple future auctions. Therefore, our inventories are exposed to potentially limited turnover and valuation risks associated with fluctuations in their market prices. The Company periodically reviews its inventories and takes reserves against potential valuation loss. To date, the Company has not experienced material losses due to decreases in market value for collectibles held in inventory.

         Fees for authentication and grading are generally prepaid or paid at the time the item is submitted. Prepayments for services are recorded as deferred revenue until the service is completed and the item is returned. These prepaid submittals have, historically, provided the Company with a consistent source of cash and improved its working capital position. We advance to certain consignors, in our premium auctions, funds in anticipation of selling their collectibles at auction. We generally charge market rates of interest for such advances and hold their consignment as collateral. This practice is common in the market for higher-end collectibles and is used to attract consignments to our auctions. At July 1, 2000, we had advanced $1,693,000 to consignors.

         The timing of premium auctions can have a significant impact upon our working capital. We generally pay consignors 45-days after the close of any auction but collect, all, or essentially all, the receivables from an auction prior to payment to the consignors. This 45-day auction cycle can cause significant fluctuations in the Company's cash balances and working capital position.

     MANUFACTURING AND SUPPLIERS

         We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. We do not have "back-up" dies for its injection molded parts and we rely on one supplier for these requirements. In the event that this supplier experiences a protracted production stoppage, we would not be able to service all of our customers. We intend, during the next twelve months, to "qualify" another source for injection molded parts and to fabricate additional dies to produce these parts.

     OPERATIONS AND TECHNOLOGY

         We believe our proprietary grading software and systems are the most sophisticated in the collectibles markets in which we compete. Our grading software uses complex algorithms to determine the number of independent gradings required to determine the grade of a coin or sportscard. We also maintain computerized process control over each step in the grading system which enables us to provide accurate and timely customer support.

     INTELLECTUAL PROPERTY

         Our intellectual property primarily consists of trademarks, copyrights, and proprietary software and trade secrets. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information.

         The following table sets forth a list of our trademarks, both unregistered and registered, that are currently being used in the conduct of our business:

                      UNREGISTERED MARKS                                  REGISTERED MARKS
-----------------------------------------------------------------         ----------------
Coin Universe                       Bowers and Merena Galleries           Collectors Universe
Collectors.com                      Kingswood Coin Auctions               PCGS
Lyn Knight Currency Auctions        Sports Collectors Universe            PSA
Superior Sports Auctions            Currency Universe                     PSA/DNA
Bowers and Merena Auctions          Record Universe                       Good Rockin' Tonight

         We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

     GOVERNMENT REGULATION

         Numerous states, including the State of California in which our headquarters is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. We must comply with each state's requirements when conducting in-person auctions and are required to collect sales tax depending on the collectible sold and manner in which title changes. The Company conducts multi-venue auctions in which the customer may bid, in-person, over the telephone or on the Internet through our web site. At this time, it has not been determined if a state or governmental body could claim authority over a multi-venue auction for purposes of complying with "auctioneering" laws or the collection of sales tax.

     EMPLOYEES

         As of July 2, 2000, we had 251 employees, including 127 in grading and authentication, 42 in auctions, 8 in web site development, 7 in sales and marketing and 67 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

         We lease three office suites, aggregating approximately 37,000 square feet, for our California-based operations. The main lease for these facilities will expire in November 2000. We have entered into a 9-year lease for a new facility of approximately 59,000 square feet that is adjacent to our current location. The expenditures and other costs of moving to the new facility are expected to range from approximately $200,000 to $400,000 and will require leasehold improvements of approximately $500,000. This new facility will exceed our space requirements and, therefore, we are seeking to sublet a portion of the facility.

         We also lease a 6,500 square foot office in Wolfeboro, New Hampshire; a 3,700 square foot office in Lenexa, Kansas and a 3,200 square foot office in Traverse City, Michigan.

ITEM 3. LEGAL PROCEEDINGS

         We may become a party to various lawsuits and arbitrations from time to time. At July 1, 2000, we were not party to any legal proceedings that we believe are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF REGISTRANT

      NAME                                    AGE                                POSITIONS
      ----                                    ---                                ---------
      David G. Hall........................    53        Chairman of the Board, Chief Executive Officer and Director
      Gary N. Patten.......................    53        President, Chief Financial Officer and Secretary
      David E. Gioia.......................    50        Vice President, Marketing
      Q. David Bowers......................    61        President, Bowers and Merena Division and Director

         DAVID G. HALL has served as Chairman of the Board and a Director since founding Collectors Universe in February 1986. Since April 2000, he has served as our Chairman of the Board and Chief Executive Officer. From 1986 to January 1999, he also served as our President and Chief Executive Officer. Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 others. In 1990, Mr. Hall was named an Orange County Entrepreneur of the Year by INC. magazine. In addition, he has written A Mercenary's Guide to the Rare Coin Market, a book dedicated to coin collecting. Mr. Hall is also a member of the Professional Numismatists Guild.

         GARY N. PATTEN has served as our President since April 2000 and as our Chief Financial Officer and Secretary since March 1999. From June 1995 to March 1999, Mr. Patten was Vice President, Chief Financial Officer and Secretary of Unit Instruments, Inc., a manufacturer of component products for the semiconductor equipment industry. From 1986 to 1995, Mr. Patten served as Vice President, Chief Financial Officer and Secretary of Optical Radiation Corporation, a diversified manufacturer of consumer products, medical devices and industrial products. Mr. Patten holds an M.B.A. degree from the University of California at Los Angeles.

         DAVID E. GIOIA joined Collectors Universe in August 1999 as Vice President of Marketing. From 1988 to August 1999, Mr. Gioia was a freelance director, writer and producer of advertising corporate and marketing communications materials. From 1983 to 1988, Mr. Gioia was President, Executive Producer and Creative Director of Luna Park Productions, Inc. Mr. Gioia received his B.A. degree from Emerson College in Boston.

         Q. DAVID BOWERS has served as President of the Bowers and Merena Division and as a Director since March 2000. Mr. Bowers co-founded Bowers and Merena in 1982 and served as its President until it was acquired by Collectors Universe in March 2000. Mr. Bowers was honored in 1999 by COINage Magazine as Numismatist of the Century, along with David Hall and 13 others. Mr. Bowers has written numerous books on the history of US coins and historical events. He received a B.A. degree from Penn State University and received its Alumnus Achievement Award in 1976.

                                     PART II

ITEM 5. MARKET FOR COLLECTORS UNIVERSE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the Nasdaq National Market under the symbol CLCT. The following table sets forth high and low closing prices for our common stock, as reported by the Nasdaq National Market for the fiscal quarters since our initial public offering on November 4, 1999:



                                                   HIGH                  LOW
                                                   -----                 ----
        FISCAL 2000 (ENDED JULY 1, 2000)

        First Quarter                                 --                   --
        Second Quarter (from Nov. 4, 1999)          9.00                 6.00
        Third Quarter                              10.13                 6.00
        Fourth Quarter                              6.97                 2.42

        The Company had 124 holders of record of its Common Stock on June 30, 2000.

        Dividends and Share Repurchases

        We do not intend to declare or pay cash dividends in the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion.

        In September 2000, the Company's Board of Directors approved an open market and private stock repurchase program pursuant to which the Company may purchase up to 500,000 of its shares when presented with opportunities to do so at favorable prices.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

        On November 4, 1999, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form-S-1 (Registration No. 333-86449) that was declared effective by the Securities and Exchange Commission on November 4, 1999. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended April 1, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

        On March 10, 2000, the Company consummated the purchase of substantially all of the assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Gallaries, Inc. and Bowers and Merena Research, Inc. Pursuant to this acquisition, we issued 1,000,000 shares of our common stock to the owners of the acquired companies. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The consolidated statements of operations data and balance sheets data for each of the fiscal years shown include the operations of Collectors Universe, Inc. and its predecessor, Professional Coin Grading Service, Inc. The consolidated statements of operations data for the fiscal year ended and balance sheet data at June 30, 2000, also include the operations of Bowers and Merena from the date of acquisition, March 10, 2000. The consolidated statements of operations data for the fiscal year ended and balance sheet data at June 30, 1999, also include the operations of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin Auctions, LLC from February 5, 1999, when those operations were acquired by Collectors Universe. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share and per share data)

                                                                              YEAR ENDED JUNE 30,
                                                    ---------------------------------------------------------------------
                                                    2000(5)          1999            1998           1997            1996
                                                    -------        --------         -------        -------        -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:(1)

Net revenues                                        $42,374        $ 22,563         $10,989        $ 9,393        $ 8,432
Cost of revenues                                     20,185           8,654           2,915          2,651          2,623
Selling, general and administrative expenses         18,553          13,124           7,135          6,228          5,277
Stock based compensation expense(2)                      61           1,244              --             --             --
Amortization of goodwill                              1,070             337              33             --             --
                                                    -------        --------         -------        -------        -------
Income (loss) before income taxes                     3,092            (794)            886            541            593
Provision (benefit) for income taxes (3)              1,550            (624)             13             36              9
                                                    -------        --------         -------        -------        -------
Net income (loss) (4)                               $ 1,542        $   (170)        $   873        $   505        $   584
                                                    =======        ========         =======        =======        =======
Net income (loss) per share:
   Basic                                            $  0.07        $  (0.01)        $  0.05        $  0.03        $  0.04
                                                    =======        ========         =======        =======        =======
   Diluted                                          $  0.06        $  (0.01)        $  0.05        $  0.03        $  0.04
                                                    =======        ========         =======        =======        =======
Weighted average shares outstanding:
   Basic                                             23,330          17,644          16,064         16,217         16,154
                                                    =======        ========         =======        =======        =======
   Diluted                                           24,575          17,644          16,064         16,217         16,154
                                                    =======        ========         =======        =======        =======

BALANCE SHEET DATA:
Cash and cash equivalents                           $14,580        $  1,852         $   612        $   372        $   542
Working capital                                      20,399           2,316             975            346             50
Total assets                                         56,232          15,540           3,104          2,513          2,075
Stockholders' equity                                 41,115          10,098           1,562          1,070            861

--------------------
(1) Consolidated Statements of Operations Data are not comparable for all periods shown. On March 10, 2000, we acquired the operating assets of Bowers and Merena. On February 5, 1999, we acquired the auction businesses of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin auctions LLC and acquired an additional 40% membership interest in Superior Sports Auctions LLC. Additionally, on January 25, 1999, we acquired an additional 40% membership interest in Internet Universe LLC.

(2) Represents non-cash charges for stock options granted to collectible suppliers and employees who were granted stock options after June 30, 1999, but before our initial public offering on November 4, 1999, at an exercise price that was lower than our initial offering price.

(3) In fiscal 2000, we provided for federal and state income taxes at rates applicable for a C corporation. For the first seven months of fiscal 1999, we provided for state income taxes at 1.5% and made no provision for federal income taxes because we were an S corporation. For the last five months of fiscal 1999, we provided for income taxes at applicable C corporation rates. For fiscal years 1998, 1997 and 1996, we provided income taxes at 1.5%, the rate applicable for California S corporations, and made no provision for federal income taxes because we were an S corporation.

(4) Net income (loss) is not comparable for all periods presented because we converted from an essentially non-taxable S corporation to a fully taxable C corporation on February 5, 1999.

(5) The Company began ending its fiscal year on the Saturday closest to June 30, effective fiscal year 2000. Accordingly, fiscal year 2000 ended on July 1, 2000 and all other fiscal years presented ended on June 30. For simplicity of presentation, however, all fiscal years are reported in Part II as ending on June 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

OVERVIEW

        Collectors Universe provides grading and authentication services for sportscards, rare coins and vintage stamps. We also offer authentication services for autographs. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia, vintage records and entertainment memorabilia. Our auctions are conducted utilizing a "multi venue" format that includes in-person, Internet and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards and autographs through shows, catalogs and direct sales. During the latter part of fiscal 1999 and fiscal year 2000, we conducted weekly Internet auctions of consigned and owned collectibles, but these auctions were discontinued at the end of fiscal 2000.

        Grading service fees are generally prepaid, although we do extend open account privileges to numerous larger dealers. We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment. For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 45 days following the auction. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer", as the sale of merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commission earned, the amount of the buyer's and seller's fees. Depending upon the type of collectible auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

        The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles, because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services. Consequently, our gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at auctions.

        Our auctions are held periodically throughout the fiscal year. Because the majority of the collectibles auctioned are consigned to us and we generally pay the consignors 45 days following the close of an auction, we experience significant fluctuations in our cash flow. In addition, because of the nature of an auction and our revenue recognition policies, it is difficult to forecast, on a quarterly basis, revenue that will be attributable to auction activities at the end of a fiscal quarter. In addition, we experience significant variation, on a quarterly basis, in auction revenue because of the timing and relative size of the various auctions conducted in a given reporting period and the timing of revenue recognized from an auction.

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net revenue:

                                                  FISCAL YEARS ENDED JUNE 30,
                                              ----------------------------------
                                              2000           1999           1998
                                              -----          -----          ----
Net revenues                                  100.0%         100.0%         100.0%
Cost of revenues                               47.6%          38.4%          26.5%
                                              -----          -----          -----
Gross profit                                   52.4%          61.6%          73.5%

Operating expenses:
   Selling, general & administrative           43.8%          58.1%          64.9%
   Stock-based compensation                     0.1%           5.5%             0%
   Amortization of goodwill                     2.6%           1.5%           0.4%
                                              -----          -----          -----
Total operating expenses                       46.5%          65.1%          65.3%
Operating income (loss)                         5.9%          (3.5%)          8.2%
Interest income, net                            1.8%           0.1%           0.2%
Other, net                                     (0.4%)         (0.1%)         (0.4%)
                                              -----          -----          -----
Income (loss) before income taxes               7.3%          (3.5%)          8.0%
Provision (benefit) for income taxes            3.7%          (2.7%)          0.1%
                                              -----          -----          -----
Net income (loss)                               3.6%          (0.8%)          7.9%
                                              =====          =====          =====

COMPARISON OF YEARS ENDED JUNE 30, 2000, 1999 AND 1998

        Net Revenues - Net revenues increased 88% to $42.4 million in fiscal 2000 from $22.6 million in the prior year. Grading and authentication revenues increased 38% to $24.4 million in the current fiscal year from $17.7 million in fiscal 1999. Auction revenues increased 269% to $18.0 million in fiscal 2000 from $4.9 million in the prior fiscal year. For fiscal 2000, grading and auction revenues represented 57% and 43%, respectively, of total revenues. For fiscal 1999, grading and auction revenues represented 78% and 22%, respectively, of total revenues. The 44% increase in grading revenues for fiscal 2000 was due to significantly higher sportscard submittals, which was offset to a limited extent, by lower revenue for coin grading. A new authentication and grading service for stamps was launched in January 2000, but revenue from this new service was not significant for the current fiscal year. Average selling prices for sportscard and coin grading declined from the prior year primarily because of a higher proportion of modern submittals versus vintage submittals. Grading fees for modern sportscards and coins are generally lower than grading fees for vintage sportscards and coins, and this causes the average selling price to decline.

        The 269% increase in auction revenues for fiscal 2000 was due to: 1) a 222% increase, or $5,008, in premium auctions for records, sportscards, coins and currency; 2) a 129% increase, or $3,385, in weekly Internet auctions; 3) auction and direct sales of $3,414 attributable to Bowers and Merena since their date of acquisition on March 10, 2000; and 4) the sale of $1,326 of commemorative British coins and other collectibles. Weekly Internet auctions, which began in March 1999, were discontinued in June 2000 because of the Company's determination that the number of participants and sales volume needed to sustain long-term viability were not likely without substantial additional investments. The sale of commemorative coins was associated with a millennium promotion and will not be recurring in subsequent fiscal years.

        Auction revenues are derived from the sale of owned and consigned collectibles. Revenues from the sale of owned collectibles increased to $11.9 million in fiscal 2000 from $2.8 million in fiscal 1999. Of the $11.9 million, $5.4 million of owned collectibles were sold through weekly Internet auctions and $1.1 million was attributable to the sale of commemorative coins. Auction revenues from the sale of consigned collectibles increased to $5.0 million in fiscal 2000 from $2.0 million in the prior fiscal year. Of the $5.0 million, $0.4 million was derived from Internet auctions and $1.3 million is attributable to the acquisition of Bowers and Merena in March 2000. With the discontinuation of Internet auctions and the acquisition of Bowers and Merena, the Company anticipates that consigned collectibles sold at auction will represent a higher proportion of total auction revenues in subsequent fiscal years and, because of this mix change, gross profit margins from auctions are likely to increase.

        Net revenues increased 105% to $22.6 million in fiscal 1999 from $11.0 million in fiscal year 1998. Authentication and grading revenues increased 84% to $17.7 million in fiscal 1999 from $9.6 million in fiscal 1998, primarily due to significantly higher sportscard submittal volume. Authentication and grading revenues represented 78% of total revenues for fiscal 1999, compared to 87% of total revenues in fiscal 1998. Auction revenues increased 250% to $4.9 million in fiscal 1999 and represented 22% of total revenues as compared to 13% of total revenues in fiscal 1998. Internet auctions, which began in June 1998, accounted for 54% of total auction revenues in fiscal 1999. Also contributing to higher auction revenues in fiscal 1999 was the acquisition in February 1999 of two auction companies.

        Gross Profit - Gross profit increased to $22.2 million in fiscal 2000 from $13.9 million in fiscal 1999. This increase is attributable to the substantial revenue increase for the current year in both grading services and auction revenues. However, gross profit margins declined to 52% in fiscal 2000 from 62% in fiscal 1999 and 74% in fiscal 1998. The decrease in gross profit margin for the current and prior year is attributable to: 1) the increase in auction revenue as a percent of total revenue; and 2) the higher mix of owned collectibles versus consigned collectibles sold in auctions. Upon the auction sale of an owned collectible, the cost of acquiring the collectible is charged to the cost of revenues, which is usually a significant percentage of the selling price. Because the sale of owned collectibles increased to $11.9 million in fiscal 2000 from $2.8 million in fiscal 1999, this caused auction gross profit margins to decline. Partially offsetting these lower gross profit margins on auction revenues for the current fiscal year, were higher gross profit margins on authentication and grading services.

        In fiscal 1999, gross profit increased to $13.9 million from $8.1 million in fiscal 1998 because of higher revenues for both grading services and auctions. Gross profit margin declined in fiscal 1999 over fiscal 1998 because of higher auction revenues, as a percentage of total revenues, and the mix between owned and consigned collectibles, sold in auctions.

        Selling, General and Administration - Selling, general and administration expenses (SG&A) primarily include wages and payroll related expenses, advertising and promotional expenses, travel and entertainment costs, outside services, facility and equipment related expenses and security-related charges. SG&A increased 41% in fiscal 2000 to $18.6 million from $13.1 million in fiscal 1999 and $7.1 million in fiscal 1998. However, as a percentage of total revenues, SG&A declined to 44% in fiscal 2000 from 58% in fiscal 1999 and 65% in fiscal 1998. Since fiscal 1998, SG&A expenses have increased to support the Company's rapid growth. Specifically, higher expenses have been incurred for management personnel, upgraded and enhanced information systems, website development costs, increased IT professionals, advertising and, for fiscal 2000, expenses associated with a public company. SG&A expenses have declined as a percentage of total revenues because a significant portion of the enhanced infrastructure required to support the Company's growth was added during fiscal 1998 and the first half of fiscal 1999. As revenue has continued to expand, the Company has been able to leverage its SG&A cost structure, resulting in lower expenses as a percentage to total revenues.

        Stock-Based Compensation - Stock-based compensation expense in fiscal 2000 related to charges arising from stock options granted after June 30, 1999 and prior to the Company's initial public offering in November 1999, at an exercise price that was lower than the low range of the anticipated offering price. In fiscal 1999, a non-cash charge of $1.2 million was recorded that was attributable to grants of stock options to experts for their agreements to supply collectibles or content over several years.

        Amortization of Goodwill - Goodwill amortization expense increased to $1.1 million in fiscal 2000 from $0.3 million in fiscal 1999. The Company consummated several acquisitions in fiscal 2000 and fiscal 1999 that were accounted for under the purchase method of accounting and resulted in the recording of approximately $19.4 million in goodwill. The Company is amortizing this goodwill over periods ranging from 5 to 15 years. For fiscal 2001, goodwill amortization expense will be approximately $1.7 million, without any additional acquisitions.

        Other Expenses - For fiscal 2000, other expenses relate to the write-off of the Company's investment in two real estate investment partnerships that are considered by the Company to have no future economic value. Other expense for fiscal 1999 and 1998 relates to the elimination of minority interest profits in consolidated entities.

        Interest Income - Interest income was $748 in fiscal 2000, compared with $30 and $26 in fiscal 1999 and 1998, respectively. The significantly increased interest income for the current fiscal year is attributable to the net proceeds of approximately $21.4 million received from the November 1999, initial public offering.

        Income Taxes - Through February 5, 1999, the Company elected to be taxed as an S corporation. As such, federal income taxes were payable by our shareholders individually, and no provision for federal income tax was recorded. A provision for California franchise tax was provided at the statutory rate of 1.5%, which is assessed against all California-based S corporations. On February 5, 1999, the Company reincorporated as a C corporation and became subject to federal and state income taxes. For fiscal 2000, income taxes were provided at a 50.1%, which reflects the statutory rate of approximately 40.8% for California C corporations and the non-deductibility, for tax purposes, of certain goodwill amortization charges and other permanent tax differences. For fiscal 1999, a tax benefit of $624 was recorded reflecting the deductibility of deferred tax assets upon the Company's conversion to a C corporation and operating losses incurred subsequent to that conversion. For fiscal 1998, the Company provided income taxes at a 1.5% rate reflecting its S corporation status.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to fiscal 1999, we financed operations and capital requirements through cash flows generated from operations. In fiscal 1999, the Company sold 1,282 common shares in a private placement and raised approximately $6,391. Proceeds from this private placement were used to fund a final dividend relating to the Company's conversion to a C corporation, to extinguish debt incurred for acquisitions made in fiscal 1999 and for additional working capital. In November 1999, the Company sold 4,000 shares of common stock in its initial public offering and raised, net of offering expenses, $21,355. Working capital was $20,399 at June 30, 2000 and $2,316 at June 30, 1999.

        Cash provided by operating activities was $2,162 in fiscal 2000, compared with cash provided by operating activities of $811 in 1999. In fiscal 2000, cash was used to fund increases in accounts receivable of $7,981, which was offset by funds provided of $9,299 from increased accounts payable. Prior to the Company's fiscal yearend on June 30, 2000, several large auctions had been completed, but the majority of the cash had not been received by fiscal yearend and the consignors to these auctions had not been paid. The timing of these auctions is the primary cause for the increase in accounts receivable and accounts payable at June 30, 2000. Consignment auction advances increased by $453 reflecting higher auction activity levels. Prepaid expenses increased primarily because of increases in prepaid rent relating to our new facility and insurance. Inventories increased $1,154 during fiscal 2000 primarily due to the operations of Bowers and Merena, which the Company acquired in March 2000. Cash from operating activities was also provided by net income and charges for depreciation and goodwill amortization amounted to $3,231.

        Net cash used in investing activities was $11,223 in fiscal 2000 and was composed of $915 for capital expenditures and $10,308 for acquisitions, primarily the Bowers and Merena acquisition. In fiscal 1999, net cash used in investing activities was $1,468 and primarily consisted of expenditures for capital assets. The Company anticipates that capital expenditures will be approximately $500 in fiscal 2001. In addition, the Company anticipates that additional capital expenditures of approximately $500 will be required for leasehold improvements and related items in conjunction with its relocation to a new facility.

        Net cash provided by financing activities in fiscal 2000 was $21,789 and consisted of the net proceeds from the Company's initial public offering and proceeds from the exercise of stock options. In fiscal 1999, $6,391 was raised in a private placement, $2,610 was used for a liquidating dividend to shareholders, and $2,000 was used to extinguish debt incurred in acquisitions. Cash of $116 from financing activities was provided from the sale of treasury stock during fiscal 1999.

        At June 30, 2000, cash and cash equivalents was $14,580 compared to cash and cash equivalents of $1,852 at June 30, 1999.

        We believe that our existing cash balances and internally generated funds will be sufficient to finance our operations and financing requirements for at least the next twelve months. Our grading and authentication services provide the Company with a relatively steady source of cash because, in most instances, customers prepay for services at the time of submittal for these services. However, the Company does not have a credit facility and is not in the type of business where a credit facility could be readily obtainable. The Company has executed a nine-year lease on a new facility adjacent to its current facility and anticipates moving in November 2000. In conjunction with this move, the Company anticipates that it will be required to spend approximately $500 in leasehold improvements and related items and will incur moving-related expenses of approximately $200. In addition, the Company anticipates that its facility lease expense will increase by approximately $400 in fiscal 2001 over the amount incurred in fiscal 2000. Depending upon our growth and working capital requirements, the Company may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend on our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

TRANSITION TO THE YEAR 2000

        We did not experience any interruption to our business as a result of the transition to January 1, 2000, and we are not aware of any Year 2000 related problems associated with our internal systems or software, or with the software and systems of our vendors or distributors. Computer experts have warned that there may still be residual consequences of the change in centuries, and any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. We intend to maintain efforts relating to internal Year 2000 compliance; however, we do not anticipate any significant future costs with respect to this issue.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

        The Company is exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2000, we had approximately $14.6 million in cash and cash equivalents. These funds are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund. The company is exposed to changes in short-term interest rates but this risk is not considered material by the Company.

        The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

                                ----------------

                           FORWARD LOOKING STATEMENTS

         This Report, including "Managements's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking information which reflects management's current views of Collectors Universe's future financial performance. The forward-looking information is subject to certain risks and uncertainties described in Part I of this Report under the caption "Item I -- Description of Business -- Certain Factors That Could Affect Our Future Performance" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   26

Consolidated Balance Sheets at June 30, 2000 and 1999.....................   27

Consolidated Statements of Operations for the years ended
    June 30, 2000, 1999 and 1998..........................................   28

Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 2000, 1999 and 1998..........................................   29

Consolidated Statements of Cash Flows for the years ended
    June 30, 2000, 1999 and 1998..........................................   30

Notes to Consolidated Financial Statements................................   32

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Collectors Universe, Inc.


        We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Costa Mesa, California
September 5, 2000

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     ASSETS

                                                                                JUNE 30,
                                                                         -----------------------
                                                                          2000            1999
                                                                         -------        --------
ASSETS

Current assets:
   Cash and cash equivalents                                             $14,580        $  1,852
   Accounts receivable, net                                               10,157           2,026
   Auction consignment advances                                            1,693             298
   Inventories, net                                                        7,415           3,148
   Prepaid expenses and other                                                933             216
   Refundable income taxes                                                   388              --
   Deferred income taxes                                                     350             218
                                                                         -------        --------
     Total current assets                                                 35,516           7,758
   Property and equipment, net                                             1,616           1,201
   Note receivable from related party                                         92             178
   Other assets                                                              427             167
   Goodwill, net                                                          17,920           5,599
   Deferred income taxes                                                     661             637
                                                                         -------        --------
                                                                         $56,232        $ 15,540
                                                                         =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $11,729        $  2,430
   Accrued liabilities                                                     1,124             856
   Accrued compensation and benefits                                         540             524
   Deferred revenue                                                        1,724           1,616
   Income taxes payable                                                       --              16
                                                                         -------        --------
     Total current liabilities                                            15,117           5,442

Commitments and contingencies (Note 12)                                                       --

Stockholders' equity:
   Preferred stock, $.001 par value; 3,000 shares authorized;
     No shares issued or outstanding                                          --              --
   Common stock, $.001 par value; 30,000 shares authorized;
     (issued and outstanding shares: 2000-25,429 and 1999-20,282)             25              20
   Additional paid-in capital                                             41,056          11,586
   Retained earnings (deficit)                                                34          (1,508)
                                                                         -------        --------
     Total stockholders' equity                                           41,115          10,098
                                                                         -------        --------
                                                                         $56,232        $ 15,540
                                                                         =======        ========

The accompanying notes are an integral part of these consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                   YEARS ENDED JUNE 30,
                                                        ------------------------------------------
                                                          2000             1999             1998
                                                        --------         --------         --------
Net revenues
   Grading and authentication fees                      $ 24,363         $ 17,685         $ 10,160
   Sales of collectibles and other                        12,974            2,832              341
   Commissions earned                                      5,037            2,046              488
                                                        --------         --------         --------
   Total net revenues                                     42,374           22,563           10,989

Cost of revenues
   Cost of collectibles sold                              11,981            2,590              257
   Grading and authentication operating expenses           6,855            5,252            2,302
   Other operating expenses                                1,349              812              356
                                                        --------         --------         --------
   Total costs of revenues                                20,185            8,654            2,915
                                                        --------         --------         --------

Gross profit                                              22,189           13,909            8,074

Selling, general and administrative expenses              18,553           13,124            7,135
Stock-based compensation expenses                             61            1,244               --
Amortization of goodwill                                   1,070              337               33
                                                        --------         --------         --------
Total operating expenses                                  19,684           14,705            7,168

Operating income (loss)                                    2,505             (796)             906
Interest income, net                                         748               30               26
Other expense                                               (161)             (28)             (46)
                                                        --------         --------         --------
Income (loss) before income taxes                          3,092             (794)             886

Provision (benefit) for income taxes                       1,550             (624)              13
                                                        --------         --------         --------
Net income (loss)                                       $  1,542         $   (170)        $    873
                                                        ========         ========         ========

Net income (loss) per share:
   Basic                                                $   0.07         $  (0.01)        $   0.05
                                                        --------         --------         --------
   Diluted                                              $   0.06         $  (0.01)        $   0.05
                                                        ========         ========         ========

Weighted average shares outstanding:
   Basic                                                  23,330           17,644           16,064
                                                        --------         --------         --------
   Diluted                                                24,575           17,644           16,064
                                                        ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                    COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                             COMMON STOCK         ADDITIONAL    RETAINED      TREASURY STOCK
                                           ------------------       PAID-IN     EARNINGS    -------------------
                                           SHARES      AMOUNT       CAPITAL     (DEFICIT)    SHARES      AMOUNT      TOTAL
                                           ------      ------     ----------    ---------   -------      ------     -------
Balance at July 1, 1997                    20,667        $20        $    70      $ 1,604      4,535      $(624)     $ 1,070
Dividends to stockholders                                                           (400)                              (400)
Sale of treasury stock                                                                         (230)         61          61
Purchase of treasury stock                                                                      230         (42)        (42)
Net income                                                                           873                                873
                                           ------        ---        -------     --------    -------      ------     -------
Balance at June 30, 1998                   20,667         20             70        2,077      4,535        (605)      1,562

Dividends to stockholders                                                         (2,610)                            (2,610)
Undistributed earnings of
  S Corporation                                                         316         (316)                                --
Sale of treasury stock                                                                         (318)        116         116
Cancellation of treasury stock             (3,356)        (3)             3         (489)    (3,356)        489          --
Issuance of shares in acquisition           1,689          2          3,563                    (861)                  3,565
Issuance of common stock in
  private placement                         1,282          1          6,390                                           6,391
Compensation expense related to
  stock options granted                                               1,244                                           1,244
Net loss                                                                            (170)                              (170)
                                           ------        ---        -------     --------    -------      ------     -------
Balance at June 30, 1999                   20,282         20         11,586       (1,508)        --          --      10,098

Issuance of common stock in
  public offering                           4,000          4         21,351                                          21,355
Issuance of shares in acquisition           1,000          1          7,624                                           7,625
Exercise of stock options                     147         --            323                                             323
Tax benefit of stock option exercise                                    111                                             111
Compensation expense related to
  stock options granted                                                  61                                              61
Net income                                     --                                  1,542                              1,542
                                           ------        ---        -------     --------    -------      ------     -------
Balance at June 30, 2000                   25,429        $25        $41,056     $     34         --          --     $41,115
                                           ======        ===        =======     =========   =======      ======     =======


The accompanying notes are in integral part of these consolidated financial statements.

                            COLLECTORS UNIVERSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)

                                                                     YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               2000          1999         1998
                                                             --------       -------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  1,542       $  (170)      $ 873
   Adjustments to reconcile net income (loss) to net
   Cash provided from operating activities:
      Depreciation and amortization                             1,689           581         169
      Stock-based compensation expense                             61         1,244          --
      Provision for bad debts                                     182            51          --
      Provision for inventory writedown                            17           161           2
      Accrued interest income from related party                   --           (13)         (3)
      Write-off and forgiveness of note receivable from
         related party                                             26            15         134
      Loss on disposal of assets                                   --            74          32
      Minority interest                                            --            28          46
      Deferred income taxes                                      (156)         (855)         --
      Changes in operating assets and liabilities
        (net of effects of acquisitions)
         Accounts receivable                                   (7,981)       (1,295)        (16)
         Auction consignment advances                            (453)         (120)       (156)
         Inventories                                           (1,154)       (2,547)       (271)
         Prepaid expenses and other                              (597)          (97)        (51)
         Refundable income taxes                                 (388)           --           9
         Other assets                                            (260)          (64)         --
         Accounts payable                                       9,299         1,965        (184)
         Accrued liabilities                                      227           427         (31)
         Accrued compensation and benefits                         16           323         (41)
         Deferred revenue                                         108         1,095         302
         Income tax payable                                       (16)            8           9
                                                             --------       -------       -----
            Net cash provided by operating activities           2,162           811         823

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                    --            84          --
   Advances on notes receivable                                    --          (180)       (100)
   Capital expenditures                                          (915)       (1,211)       (109)
   Net cash paid for acquired businesses                      (10,308)         (262)         --
   Collections on notes receivable from related parties            --           101           7
                                                             --------       -------       -----
            Net cash used in investing activities             (11,223)       (1,468)       (202)

The accompanying notes are an integral part of these consolidated financial statements.

                            COLLECTORS UNIVERSE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      (in thousands, except per share data)

                                                                YEARS ENDED JUNE 30,
                                                        ----------------------------------
                                                          2000           1999        1998
                                                        --------       -------       -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to shareholders                          $     --       $(2,610)      $(400)
     Sale of treasury stock                                   --           116          19
     Repayment of acquisition notes payable                   --        (2,000)         --
     Proceeds from sale of common stock                   21,355         6,391          --
     Stock option exercise and related tax benefit           434            --          --
                                                        --------       -------       -----
         Net cash provided by (used in)
           financing activities                           21,789         1,897        (381)

Net increase in cash and cash equivalents                 12,728         1,240         240
Cash and cash equivalents at beginning of year             1,852           612         372
                                                        --------       -------       -----
Cash and cash equivalents at end of year                $ 14,580       $ 1,852       $ 612
                                                        ========       =======       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                      $     --       $    27       $  --
     Income taxes paid                                  $  2,018       $   223       $   5

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:

During the years ended June 30, 2000 and 1999,
the Company acquired certain businesses,
as follows (Note 3):
     Common stock issued in acquisitions                $  7,625       $ 3,565
     Debt issued in acquisitions                              --         2,000
     Fair value of assets acquired                        (4,583)           --
     Cash paid in acquisitions                            10,308           262
     Minority interest                                        --           (92)
     Liabilities assumed                                      41           146
                                                        --------       -------
     Goodwill                                           $ 13,391       $ 5,881
                                                        ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                      (in thousands, except per share data)

1. COMPANY ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

        Collectors Universe, Inc. (the Company) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (PCGS or the Predecessor) to acquire other businesses that, like PCGS, provide services to the collectibles markets. On February 5, 1999 Collectors Universe issued 17,311 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS become stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the predecessor basis as the transaction represented a transfer of assets and liabilities between entities under common control.

        Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. (Lyn Knight) and Kingswood Coin Auctions, LLC (Kingswood) and the minority ownership interests in Superior Sportscard Auctions, LLC (Superior) and Internet Universe, LLC (IU), both of which were majority-owned subsidiaries of PCGS at the time these acquisitions were consummated.

NATURE OF THE BUSINESS

        We are a collectibles company engaged in the grading, auctioning, selling and content information for high-end collectibles. We provide authentication and grading services for sportscards, rare coins, stamps and authentication-only services for sports memorabilia and autographs. We conduct in-person, telephone and Internet auctions of rare coins and currency, sportscards and sports memorabilia, rare records and entertainment memorabilia. We sell rare coins and records on a direct basis and through catalogues and the Internet. We also publish magazines that provide market prices and information for certain collectibles.

BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements for the fiscal years ended June 30, 1999 and 1998 include the accounts of our predecessor corporation, PCGS, and its majority-owned subsidiaries, Superior and IU, in which PCGS had a 60% and 55% ownership interest, respectively. These financial statements include the accounts of PCGS for the entire fiscal year and the accounts of Lyn Knight and Kingswood, from the date of their acquisitions. During 1999, we acquired the remaining ownership interest in Superior and IU, which resulted in the full consolidation of these entities from the date of acquisition. During fiscal year 2000, we acquired substantially all of the operating assets of Bowers and Merena and consolidated their accounts from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

        The Company's fiscal year ends on the Saturday closest to June 30th effective for fiscal year 2000. Accordingly, the last three fiscal years ended on July 1, 2000, June 30, 1999 and June 30, 1998. For clarity of presentation, all fiscal years are reported as ending on June 30th.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS

        We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests its excess cash in a large uninsured institutional money market fund. Payment for grading services is generally made before an item is shipped, but we do extend credit to certain larger dealers. We generally extend credit to customers who purchase collectibles in one of our auctions but, in some instances, retain possession of the items until payment is received. At June 30, 2000, one customer represented approximately 14% of outstanding accounts receivable. The amount of the accounts receivable is fully collateralized. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts was $105 and $38 at June 30, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes receivable approximate their fair values because of the short maturity of these instruments.

INVENTORIES

        We account for inventories under the specific identification method, except for autograph and certain sportcard inventory that is accounted for at average cost. Inventories are valued at the lower of cost or market on an inventory category basis. Inventories are periodically reviewed to identify slow moving items and the allowance for inventory loss is adjusted, as necessary. The allowance for inventory loss was $106 and $161 at June 30, 2000 and 1999, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectible markets served by the Company.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Repair and maintenance costs are expensed as incurred.

GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. Based on our most recent analysis, we believe that no impairment exists at June 30, 2000. Accumulated amortization of goodwill was $1,446 and $382 at June 30, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

        We account for the impairment of disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable through projected undisounted future operating cash flows. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. At June 30, 2000, there was no impairment of long-lived assets.

REVENUE RECOGNITION

        Revenue from services performed and collectible sales is generally recognized at the time of shipment. Grading revenue is recognized when the graded item is returned to the customer. Advance payments received for grading services are deferred until the service is performed and the item is shipped. Collectible sales are recognized when the item is shipped. Auction commissions are recognized when a specific item is shipped to the winning bidder. Depending on the collectible sold or auctioned, we may offer a return privilege. We calculate a return factor based upon historical return rates and provide a reserve, as appropriate.

WARRANTY COSTS

        The Company offers a warranty covering the coins and sportscards it authenticates and grades. Under the terms of the warranty, any coin or sportscard originally graded by us, which subsequently receives a lower grade upon resubmittal to us, obligates us to either purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, any coin or sportscard originally graded by us, which subsequently is determined to be not authentic, obligates us to purchase the coin or sportscard. We accrue for estimated warranty costs based on historical trends and related experience.

ADVERTISING COSTS

        Advertising costs are expensed as incurred and amounted to approximately $895, $612 and $250 for the three years ended June 30, 2000, 1999 and 1998, respectively.

INCOME TAXES

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income and expense for financial statements and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Prior to February 5, 1999, we elected to be treated as an S corporation under the Internal Revenue Code and California Revenue and Taxation Code. Accordingly, the provision for income taxes for the year ended June 30, 1998 is computed by applying the California franchise tax rate for S corporations of 1.5% to our income before tax. Effective February 5, 1999, we converted to a C corporation and become a taxable entity subject to regular federal and state income taxes on an ongoing basis.

STOCK-BASED COMPENSATION

        We account for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

        We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

NET INCOME (LOSS) PER SHARE

        We compute net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. There were no dilutive securities outstanding during the year ended June 30, 1998. For the year ended June 30, 1999, the effect of potentially dilutive stock options of 1,121 shares is not included, as the effect is anti-dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

                                                                      June 30,
                                                         -----------------------------------
                                                          2000          1999          1998
                                                         -------      --------       -------
Numerator:
   Net income (loss) used for basic and diluted
     net income (loss) per share                         $ 1,542      $   (170)      $   873
                                                         =======      ========       =======

Denominator:
   Average common shares used for basic net income
     (loss) per share                                     23,330        17,644        16,064
   Effects of dilutive stock options                       1,245            --            --
                                                         -------      --------       -------
Denominator for diluted net income (loss) per share       24,575        17,644        16,064
                                                         =======      ========       =======

COMPREHENSIVE INCOME

       On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of other comprehensive income requiring separate disclosure.

BUSINESS SEGMENTS

        Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in two reportable segments. All of the Company's sales and identifiable assets are located in the United States.

COMPUTER SOFTWARE DEVELOPMENT COSTS

        Effective July 1, 1999, the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). For fiscal year 2000, the Company capitalized $188 of software development costs and amortized $39 of these costs based upon a two-year amortization period.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective for the first quarter of its fiscal year beginning July 1, 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position and results of operations.

        In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements under certain circumstances. The Company is evaluating the impact that SAB 101 will have on its consolidated financial statements, if any.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies, among other issues, (a) the definition of employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan;
(c) the accounting consequence of various modifications to the terms of a previously-fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

        Certain reclassifications have been made to the fiscal 1999 and 1998 financial statements to conform to the fiscal 2000 presentation.

3. ACQUISITIONS

        On January 25, 1999, PCGS acquired an additional 40% membership interest in IU. PCGS exchanged 861 shares of its common stock valued at $1,199 for the 40% membership interest of IU. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $1,293, including transaction costs of $37, was allocated to goodwill to be amortized over five years.

        On February 5, 1999, we acquired certain assets of Lyn Knight related to Lyn Knight's currency auction business for $100 in cash, a promissory note of $1,000 and 760 shares of the Company's common stock valued at $1,064. The acquisition was accounted for under the purchase method of accounting and the entire puchase price of $2,201, including transaction cost of $37 was allocated to goodwill to be amortized over 15 years. The results of operations of Lyn Knight have been included in our consolidated financial statements from the date of acquisition. During the fiscal 1999, the outstanding amount due on the promissory note was paid.

        On February 5, 1999, we acquired certain assets of Kingswood for a promissory note of $1,000 and 190 shares of the Company's common stock valued at $266. The acquisition was accounted for under the purchase method of accounting and the entire purchase price of $1,300, including transaction costs of $34 was allocated to goodwill to be amortized over five years. The results of operations of Kingswood have been included in our consolidated financial statements from the date of acquisition. During fiscal 1999, the outstanding amount due on the promissory note was paid.

        On February 5, 1999, we acquired the remaining 40% membership interest of Superior not already owned by the Company. We exchanged 631 shares of the Company's common stock valued at $885 for the remaining 40% membership interest of Superior not already owned by the Company. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $911, including transaction costs of $26 and a minority interest liability of $149 was allocated to goodwill to be amortized over 15 years.

        On February 5, 1999, we acquired the remaining 5% membership interest of IU not already owned by us in exchange for 108 shares of our common stock valued at $151. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $179, including transaction costs of $28, was allocated to goodwill to be amortized over five years.

        On March 10, 2000, we acquired substantially all of the operating assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc., and Bowers and Merena Research, Inc., collectively (Bowers and Merena), a business primarily engaged in the auction and retail sales of rare coins. Total consideration was $10,003 in cash and 1,000,000 shares of Collectors Universe, Inc.'s common stock valued at $7,625. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company has recorded the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price was allocated to tangible net assets acquired of $4,542 and goodwill of $13,086 to be amortized over 15 years. The results of operations of Bowers and Merena have been included in our consolidated financial statements from the date of acquisition.

        On October 11, 1999, we acquired Professional Stamp Experts (PSE), a stamp authentication service. Total consideration was $305 in cash. The acquisition was accounted for under the purchase method of accounting. As there were no tangible assets acquired, the entire purchase amount was allocated to goodwill to be amortized over 5 years. The results of operations of PSE have been included in our consolidated financial statements from the date of acquisition.

        The following unaudited pro forma consolidated results of operations give effect to the above acquisitions as though such acquisitions had occurred as of the beginning of each period presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

                                                 YEAR ENDED JUNE 30,
                                              -----------------------
                                                2000           1999
                                              --------       --------
                                                     UNAUDITED
Total revenues .........................      $ 51,631       $ 34,763
                                              ========       ========
Net income .............................      $  3,275       $  1,655
                                              ========       ========
Pro forma net income per share:
   Basic ...............................      $   0.14       $   0.09
   Diluted .............................      $   0.13       $   0.08


4. INVENTORIES

        Inventories consist of the following at June 30:

                                                2000           1999
                                              --------       --------
 Coins and currency ....................      $  4,412       $  1,551
 Sportscards and memorabilia ...........         1,492            837
 Records ...............................           563            631
 Other collectibles ....................         1,054            290
                                              --------       --------
                                                 7,521          3,309
    Less inventory reserve .............          (106)          (161)
                                              --------       --------
                                              $  7,415       $  3,148
                                              ========       ========

        Inventory reserve represents valuation allowance on certain items held in inventory.

5. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at June 30:

                                                        2000          1999
                                                       -------       -------
Coins and sportscard grading reference sets, fair
  value of $11 and $19 at June 30, 2000 and 1999,
  respectively ..................................      $    40       $    40
Computer hardware and equipment .................        1,421         1,114
Computer software ...............................          686           298
Equipment .......................................        1,102           790
Furniture and office equipment ..................          634           615
Leasehold improvements ..........................          111           106
                                                       -------       -------
                                                         3,994         2,963
Less accumulated depreciation and amortization ..       (2,378)       (1,762)
                                                       -------       -------
Property and equipment, net .....................      $ 1,616       $ 1,201
                                                       =======       =======

        Depreciation expense for fiscal 2000, 1999 and 1998 was $619, $244 and $136, respectively.

6. ACCRUED LIABILITIES

        Accrued liabilities consist of the following at June 30:

                                                       2000               1999
                                                      ------              ----
      Warranty costs...............................   $  280              $232
      Professional fees............................       91               313
      Other........................................      753               311
                                                      ------              ----
                                                      $1,124              $856
                                                      ======              ====

7. INCOME TAXES

        The provision (benefit) for income taxes consists of the following for the years ended June 30:

                                           2000          1999      1998
                                          -------       -----      -----
Current:
   Federal .........................      $ 1,359       $ 173      $ --
   State ...........................          347          58        13
                                          -------       -----      ----
                                            1,706         231        13
Deferred:
   Federal .........................         (143)       (672)       --
   State ...........................          (13)       (183)       --
                                          -------       -----      ----
                                             (156)       (855)       --
                                          -------       -----      ----
Total income tax provision (benefit)      $ 1,550       $(624)     $ 13
                                          =======       =====      ====

        The reconciliation of income tax provision (benefit) computed at federal statutory rates to income tax provision (benefit) for the years ended June 30, is as follows:

                                                           2000         1999       1998
                                                         -------       -----       -----
Tax at federal statutory rates ....................      $ 1,082       $(278)      $ 301
State income taxes, net ...........................          217         (81)         13
Recording of deferred income tax assets in
  connection with the conversion to a C corporation           --        (122)         --
S corporation net income not subject to federal tax           --        (271)       (301)
Goodwill ..........................................          168          96          --
Other, net ........................................           83          32          --
                                                         -------       -----       -----
                                                         $ 1,550       $(624)      $  13
                                                         =======       =====       =====

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2000 and 1999, are as follows:


                                              2000        1999
                                            -------       -----
Deferred tax assets:
   Supplier compensation costs .......      $   546       $ 546
   Reserves ..........................          303         188
   State taxes .......................           45          --
   Property and equipment ............           47          84
   Other .............................           82         113
                                            -------       -----
       Total deferred tax assets .....        1,023         931

Deferred tax liabilities:
   State taxes .......................           --         (64)
   Other .............................          (12)        (12)
                                            -------       -----
        Total deferred tax liabilities          (12)        (76)
                                            -------       -----
Net deferred tax assets ..............        1,011         855
Less: Current portion ................         (350)       (218)
                                            -------       -----
                                            $   661       $ 637
                                            =======       =====

        Prior to February 5, 1999, we elected to be treated as an S corporation under the Internal Revenue Code and California Revenue and Taxation Code. Accordingly, the provision for income taxes for the year ended June 30, 1998 is computed by applying the California franchise tax rate for S corporations of 1.5% to our pretax earnings. Effective February 5, 1999, we converted to a C corporation and became a taxable entity subject to regular federal and state income taxes on an ongoing basis. As a result, we recorded $122 of net deferred income tax assets on February 5, 1999 through a benefit recorded in the accompanying consolidated statements of operations.

8. EMPLOYEE BENEFIT PLAN

        We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet eligibility requirements. Eligible employees may elect to defer up to 15% of compensation or the statutorily prescribed annual limit. The Company, at its discretion, may make contributions to the plan. To date, we have not made contributions to the plan and administrative costs have been nominal.

        On July 5, 2000, the Company implemented the previously approved Employee Stock Purchase Plan (the Plan) covering all employees who meet certain eligibility requirements. The Plan allows employees to elect at the beginning of each six-month period to contribute up to 15% of compensation that will be applied to the purchase of Company stock at the end of the six-month period. The purchase price is 85% of the stock price on the first day of the six-month period or the last day of the six-month period, whichever is lower.

9. STOCKHOLDERS' EQUITY

        On February 5, 1999, the Predecessor's stockholders exchanged 75 shares of Predecessor's common stock for 17,311 shares of Collectors Universe's common stock. All shares and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the exchange ratios of 229.629-for-one. In addition, we also issued 1,689 shares of common stock in connection with certain business acquisitions.

        In March 1999, we sold 1,282 shares of common stock in a private placement at a price of $5.00 per share. Net proceeds from the private placement amounted to approximately $6,391 after deducting offering expenses of approximately $19. Net proceeds from the private placement offering were used to pay indebtedness of $2,000 relating to business acquisitions (Note 3), to fund the distribution of previously taxed income to Predecessor stockholders in the amount of $2,200 and to provide working capital for general corporate purposes.

        In November 1999, we sold 4,000 shares of common stock in our initial public stock offering. Net proceeds from the initial public stock offering were approximately $21,400 after deducting offering expenses of approximately $2,600. In March 2000, we issued 1,000 shares as partial consideration in connection with a business acquisition (Note 3).

CONSULTING AGREEMENT

        In July 1997, we granted options to an individual to purchase 532 shares of our common stock at an exercise price of $0.33 per share as consideration for a five-year consulting agreement commencing on July 1, 1997. The options vest 20% per year commencing December 31, 1997 through December 31, 2001 and are exercisable on or before December 31, 2005. No amount was allocated to the value of the options, as the amount was insignificant.

WARRANT AGREEMENT

        In May 1999, we granted a warrant to purchase 50 shares of our common stock at an exercise price of $5.00 per share in connection with an exclusive license agreement. No amount was allocated to the value of the warrant, as the amount was insignificant.

NON-QUALIFIED STOCK OPTION

        In March 2000, we granted a non-qualified stock option that was not under the 1999 Stock Incentive Plan for 500 shares of common stock at an exercise price of $7.63 in connection with an employment agreement.

SUPPLIER COMPENSATION COST

        During the fourth quarter ended June 30, 1999, we entered into agreements with collectible experts to provide content for our websites and to supply a specified amount of collectible merchandise over a multi-year period. The agreements provide for the aggregate award of 594 stock options at an exercise price of $5.00 a share. The agreements provide for immediate vesting and are exercisable over the three to five year term of the agreements. We have determined that the measurement date for the recognition of the fair value of these restricted stock awards is at the time of agreement execution. The fair value of the restricted stock awards was computed as the difference between the exercise price of $5.00 per option and the low end of the estimated range of the initial public price per share.

        During the year ended June 30, 1999, we recognized $1,244 of expense based upon the fair value of the stock options granted and such amount is included in stock-based compensation expense in the accompanying statements of operations.

10. STOCK OPTION PLANS

        In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the PCGS
Plan). The PCGS Plan covers an aggregate of 1,077 shares of our common stock. In February 1999, we adopted the 1999 Stock Inventive Plan (the 1999 Plan), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, entitling them to purchase up to 1,749 shares of our common stock. Each of these Plans provide that the option price per share may not be less than 100% of the fair market value of a share of common stock on the grant date as determined by the Board of Directors for incentive stock options and 85% of fair market value for nonstatutory stock options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of Collectors Universe. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of stock of Collectors Universe). In the event of a change in control of Collectors Universe, an option or award under these Plans will become fully exercisable if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under these Plans.

        The following is a summary of stock option activity for fiscal 1999 and 2000 under the PCGS Plan and the 1999 Plan:

                                                                                      Weighted Average
                                                    Number                             Exercise Price
                                                  of Shares         Price Per Share      Per Share
------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT JUNE 30, 1998
Granted                                             2,156            $2.11-$5.23           $3.53
Cancelled
Exercised
                                                    -----            -----------           -----
OPTIONS OUTSTANDING AT JUNE 30, 1999                2,156            $2.11-$5.23           $3.53
Granted                                               698            $3.62-$7.75           $6.46
Cancelled                                            (262)           $5.00-$7.63           $5.14
Exercised                                            (147)           $2.11-$6.00           $2.19
                                                    -----            -----------           -----
OPTIONS OUTSTANDING AT JUNE 30, 2000                2,445            $2.11-$7.75           $4.30
======================================================================================================

        The following table summarizes information about stock options outstanding at June 30, 2000:

                          Options Outstanding                             Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                           Weighted
                                           Average
                       Number of          Remaining           Weighted           Number of           Weighted
  Range of              Shares           Contractual          Average              Shares            Average
Exercise Price        Outstanding        Life (years)      Exercise Price       Exercisable       Exercise Price
----------------------------------------------------------------------------------------------------------------
$2.11 - $2.99             962                8.8               $2.19                962               $2.19
$3.00 - $3.99              10                9.4               $3.78                 --                  --
$4.00 - $4.99              --                 --                  --                 --                  --
$5.00 - $5.99             949                8.8               $5.04                498               $5.05
$6.00 - $6.99             276                9.3               $6.28                 82               $6.00
$7.00 - $7.99             248                9.7               $7.56                 11               $7.23
                        -----                ---               -----              -----               -----
                        2,445                8.9               $4.30              1,553               $3.34
================================================================================================================

        The number of stock options exercisable and their weighted-average exercise prices at June 30, 2000 and 1999 were 1,553 at $3.34 and 1,069 at $2.43, respectively.

        SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock option grants, using the fair value method. As permitted by SFAS No. 123, we have chosen to account for employee option grants using APB Opinion No. 25 and apply the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for employee stock option grants; as such, grants have been made at fair market value. Had compensation expense for the employee stock option grants been determined using the provision of SFAS No. 123, our net income (loss) for Fiscal 2000 and 1999 would have been reduced (increased) to the amounts indicated below:

------------------------------------------------------------------------------
(In thousands, except per share amounts)                   2000         1999
------------------------------------------------------------------------------
Net income (loss):
    As-reported                                           $1,542       $ (170)
    Pro forma                                             $  238       $ (526)
Basic net income (loss) per share:
    As-reported                                            $0.07       $(0.01)
    Pro forma                                              $0.01       $(0.03)
Diluted net income (loss) per share:
    As-reported                                            $0.06       $(0.01)
    Pro forma                                              $0.01       $(0.03)
--------------------------------------------------------------------------------

        Because stock options vest over several years and additional options grants are expected, the above pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on net income (loss) for future periods.

        The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for stock option granted in fiscal 2000 and 1999, respectively: expected volatility (the amount by which the stock price is expected to fluctuate) of 237% (subsequent to becoming a public company) and 0%; expected dividend yield of 0% and 0%; risk-free interest rate of 6.3% and 5.5%; and expected life of five years for all fiscal years. The weighted average fair value of stock options granted during fiscal 2000 and 1999 was $6.90 and $0.76 per option share, respectively.

11. RELATED-PARTY TRANSACTIONS

        During the ordinary course of business, we provided grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from these related entities amounted to $144, $216 and $153 during the years ended June 30, 2000, 1999 and 1998, respectively. In addition, we purchased inventories from and sold inventories to certain of these related entities. Purchases of inventories from these related entities amounted to $247, $537 and $220 during the years ended June 30, 2000, 1999 and 1998, respectively. Sales of inventories to these related entities amounted to $0, $0 and $46 during the years ended June 30, 2000, 1999 and 1998, respectively.

        J.D.R.C., Inc., an entity owned by one of our stockholders, provides research-consulting services to us related to our coin grading and authentication services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $102, $152 and $173 during the years ended June 30, 2000, 1999 and 1998, respectively.

        At June 30, 1997, we had an unsecured note receivable from an employee of $134 for amounts advanced to the employee. During the year ended June 30, 1998, such note was written-off as uncollectible.

        At June 30, 1998, we had an unsecured note receivable from D.H.R.C.C., an entity owned by one of our stockholders, in the amount of $101. Such note bore interest at 9% per annum and was paid in full during the year ended June 30, 1999.

        In October 1998, we loaned $180 to a former officer of the Company. The loan bears interest at 9% per annum and is collateralized by 101 shares of our common stock. Unpaid principal and interest is due and payable in November 2001. Unpaid principal and interest at June 30, 2000 was $152, $60 of which is included in prepaid expenses and other in the accompanying consolidated balance sheets. In addition, we paid the former officer $100 for relocation expenses, which is included in general and administrative expenses for fiscal 1999.

12. COMMITMENTS AND CONTINGENCIES

LEASES

        The Company has various operating lease commitments for facilities and equipment that expire through the year 2009. Total rent expense, net of sublease income, for the years ended June 30, 2000, 1999 and 1998 was approximately $871, $578 and $329, respectively. At June 30, 2000, future minimum lease payments under these agreements are as follows:

      2001 .........................................................   $ 1,146
      2002 .........................................................     1,367
      2003 .........................................................     1,338
      2004 .........................................................     1,253
      2005 .........................................................     1,158
      Thereafter  ..................................................     5,069
                                                                       -------
                                                                       $11,331
                                                                       =======

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

CONSULTING AGREEMENT

        The Company has entered into a consulting agreement with a former executive officer. The agreement provides for payments of $15 per month over a 20-month period, effective April 2000. In fiscal 2000, $45 was recorded as an operating expense under this consulting agreement. Future payments will be $180 and $75 in fiscal 2001 and 2002, respectively.

13. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

        We operate principally in two service segments: the authentication and grading of collectibles and auctions of collectibles. We allocate a substantial portion of operating expenses to each service segment based upon head count. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the Unites States. No individual customer accounted for 10% or more of revenue for the years ended June 30, 2000, 1999 and 1998.

                                                                YEAR ENDED JUNE 30, 2000
                                                          ----------------------------------------
                                                                        GRADING AND
                                                          AUCTION     AUTHENTICATION        TOTAL
                                                          -------     --------------       -------
Net revenues from external customers..................    $ 18,011        $24,363          $42,374
                                                          ========        =======          =======
Operating (loss) income ..............................    $ (5,544)       $ 8,227          $ 2,683
Unallocated operating expenses........................                                        (178)
                                                                                           -------
Operating income, consolidated........................                                     $ 2,505
                                                                                           =======
Goodwill amortization.................................    $  1,030        $    40          $ 1,070

                                                                YEAR ENDED JUNE 30, 1999
                                                          ----------------------------------------
                                                                        GRADING AND
                                                          AUCTION     AUTHENTICATION        TOTAL
                                                          -------     --------------       -------
Net revenues from external customers..................    $ 4,878         $17,685          $22,563
                                                          =======         =======          =======
Operating (loss) income...............................    $(3,753)        $ 4,766          $ 1,013
Unallocated operating expenses........................                                      (1,809)
                                                                                           -------
Operating loss, consolidated..........................                                     $  (796)
                                                                                           =======
Goodwill amortization.................................    $   337                          $   337

                                                                YEAR ENDED JUNE 30, 1998
                                                          ----------------------------------------
                                                                        GRADING AND
                                                          AUCTION     AUTHENTICATION        TOTAL
                                                          -------     --------------       -------
Net revenues from external customers..................     $1,390         $9,599           $10,989
                                                           ======         ======           =======
Operating (loss) income...............................     $ (404)        $2,524           $ 2,120
Unallocated operating expenses........................                                      (1,214)
                                                                                           -------
Operating income, consolidated........................                                     $   906
                                                                                           =======
Goodwill amortization.................................     $   20         $   13           $    33

14. SUBSEQUENT EVENTS

        On July 14, 2000, the Company acquired 100% of the common stock of Odyssey Publications, Inc. (Odyssey). Odyssey, based in Corona, California, publishes autograph collector magazines and sells celebrity autographs. The purchase price was $810 and will be accounted for under the purchase method of accounting for business combinations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Except for information concerning the Company's executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 30, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           A. The following financial statements are included in Item 8 of Form 10-K:

                   1.  Financial Statements

                        Independent Auditors' Report
                        Consolidated Balance Sheets as of June 30, 2000 and 1999 Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998 Consolidated Statements of Stockholders' Equity for the years ended June 30 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998 Notes to the Consolidated Financial Statements

                   2.  Financial Statement Schedule

                        Schedule II -- Valuation and Qualifying Accounts
                        The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                   3.  Exhibits

                        See Index to Exhibits immediately following the Signature Page of this Report

           B.  Reports on Form 8-K

                 A Current Report on Form 8-K was filed on March 21, 2000
             relating to the acquisition of substantially all the assets of Bowers and Merena, which was amended on Form 8-K/A filed on May 18, 2000 to include certain financial and pro forma information regarding that acquisition.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLLECTORS UNIVERSE, INC.


Date: September 22, 2000                    By: /s/  GARY N. PATTEN
                                                -----------------------------
                                                     Gary N. Patten
                                                     Chief Financial Officer
                                                     Chief Accounting Officer
                                                     and Secretary


                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Hall and Gary N. Patten, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                 DATE
---------                      -----                                 ----

/s/  DAVID G. HALL             Chairman, Chief Executive Officer     September 22, 2000
----------------------------
     David G. Hall

/s/  GARY N. PATTEN            Chief Financial Officer, Chief        September 22, 2000
----------------------------   Accounting Officer and Secretary
     Gary N. Patten

/s/  Q. DAVID BOWERS           Director                              September 22, 2000
----------------------------
     Q. David Bowers

/s/  LOUIS M. CRAIN            Director                              September 22, 2000
----------------------------
     Louis M. Crain

/s/  ROGER W. JOHNSON          Director                              September 22, 2000
----------------------------
     Roger W. Johnson

/s/  VAN D. SIMMONS            Director                              September 22, 2000
----------------------------
     Van D. Simmons

/s/  ARMEN R. VARTIAN          Director                              September 22, 2000
----------------------------
     Armen R. Vartian

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                              BALANCE AT  CHARGED TO   CHARGED TO
                            BEGINNING OF   OPERATING    COST OF                  BALANCE AT END
DESCRIPTION                    PERIOD      EXPENSES     REVENUES     DEDUCTIONS    OF PERIOD
-----------                 ------------  ----------   ----------    ----------  --------------
Allowance for doubtful
   Accounts .............     $ 28,996     $     --     $     --     $ (28,996)     $     --
Inventory reserve .......       14,262           --           --       (14,262)           --
Warranty reserve ........      186,943           --      282,086      (294,029)      175,000
                              --------     --------     --------     ---------      --------
   Total at June 30, 1998     $230,201     $     --     $282,086     $(337,287)     $175,000
                              ========     ========     ========     =========      ========

Allowance for doubtful
   Accounts .............     $     --     $ 50,783     $     --     $ (13,283)     $ 37,500
Inventory reserve .......           --           --      160,500            --       160,500
Warranty reserve ........      175,000           --      412,273      (355,674)      231,599
                              --------     --------     --------     ---------      --------
   Total at June 30, 1999     $175,000     $ 50,783     $572,773     $(368,957)     $429,599
                              ========     ========     ========     =========      ========

Allowance for doubtful
   Accounts .............     $ 37,500     $182,372     $     --     $(114,650)     $105,222
Inventory reserve .......      160,500           --       16,889       (71,705)      105,684
Warranty reserve ........      231,599           --      164,800      (115,566)      280,833
                              --------     --------     --------     ---------      --------
   Total at June 30, 2000     $429,599     $182,372     $181,689     $(301,921)     $491,739
                              ========     ========     ========     =========      ========

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------

    1.1      Form of Underwriting Agreement.*

    3.1 Amended and Restated Certificate of Incorporation of Collectors Universe, as in effect.*

    3.2 Form of Amended and Restated Certificate of Incorporation of Collectors Universe, to be filed prior to the closing of the offering made under this Registration Statement.*

    3.3 Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*

    4.1      Registration Rights Agreement.*

    4.2 Form of Registration Rights Agreement for Stockholders pursuant to private placement.*

    5.1      Opinion of Stradling, Yocca, Carlson & Rauth, a Professional
             Corporation.*

   10.1      Collectors Universe 1999 Stock Incentive Plan.*

   10.2      Form of Stock Option Agreement for the Collectors Universe 1999
             Plan.*

   10.4      PCGS 1999 Stock Incentive Plan.*

   10.5      Form of Stock Option Agreement for the PCGS 1999 Plan.*

   10.6      Employee Stock Purchase Plan.*

   10.7      Form of indemnification Agreement.*

   10.8 Asset Acquisition Agreement dated January 25,1999 by and among Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*

   10.9 Collectors Universe/eBay Mutual Services Term Sheet dated February 10,1999, by and between Collectors Universe and eBay, Inc.*

   10.10 Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*

   10.11 Agreement for the Sale of Goods and Services dated March 31,1999, by and between Collectors Universe and DNA Technologies, Inc.*

   10.12 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe, Inc. and Hugh Sconyers.*

   10.13 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe and BJ Searls.*

   10.14 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe and Greg Bussineau.*

   10.15 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe and Lyn F. Knight Rare Coins, Inc.*

   10.16 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe, Kingswood Coin Auction, LLC and the Members of Kingswood.*

                                 EXHIBIT INDEX
                                  (Continued)

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------

   10.17 Contribution and Acquisition Agreement dated February 3,1999, by and between Collectors Universe and Professional Coin Grading Service, Inc.*

   10.18 Employment Agreement dated March 1999, by and between Superior Sportscard Auctions, LLC and Greg Bussineau.*

   10.19 Employment Agreement dated March 5,1999, by and between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*

   10.20 Employment Agreement dated January 25, 1999, by and between Internet Universe, LLC and Brent Gutekunst. *

   10.21 Employment Agreement dated February 5, 1999, by and between Collectors Universe, Inc. and Louis M. Crain.*

   10.22 Employment Agreement dated April 22, 1999, by and between Gary N. Patten and Collectors Universe, Inc.*

   10.23 Severance Agreement dated April 22, 1999, by and between Gary N. Patten and Collectors Universe, Inc.*

   10.24 Asset Purchase Agreements between Collectors Universe, Inc. and Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc. (Incorporated by reference to Exhibit 10-1 to Registrant's Current Report on Form 8-K, dated March 21, 2000).*

   11.1 Schedule of Computation of Net Income Per Share (in Note 2 to Consolidated Financial Statements of the Company for the period ended June 30, 2000, included herein).

   21.1      Subsidiaries.

   23.1      Consent of Independent Auditors'.

   27.1      Financial Data Schedule (for electronic filing only).

---------------
* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.