Form 10-Q
period 2000-09-30
COLLECTORS UNIVERSE INC
filed 2000-11-08
CIK 1089143

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                                 OUTSTANDING AT OCTOBER 27, 2000:
          -----                                 --------------------------------
COMMON STOCK $.001 PAR VALUE.                            25,024,631


================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                          --------
    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                 September 30, 2000 and July 1, 2000.....................................       3

             Condensed Consolidated Statements of Operations three months ended
                 September 30, 2000 and October 2, 1999..................................       4

             Condensed Consolidated Statements of Cash Flows three months ended
                 September 30, 2000 and October 2, 1999..................................       5

             Notes to Condensed Consolidated Financial Statements........................       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...............................................       9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................      15


PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K and Exhibits...............................      17


SIGNATURES                                                                                   S-1


INDEX TO EXHIBITS                                                                            E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 2000 AND JULY 1, 2000
                             (amounts in thousands)
                                   (unaudited)

                                                                   SEPTEMBER 30,        JULY 1,
                                                                       2000               2000
                                                                   ------------         --------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  5,527          $ 14,580
  Accounts receivable, net                                               6,644            10,157
  Auction consignment advances                                           1,012             1,693
  Inventories, net                                                       9,158             7,415
  Prepaid expenses and other                                               819               933
  Refundable income taxes                                                  388               388
  Deferred taxes                                                           350               350
                                                                      --------          --------
        Total current assets                                            23,898            35,516

Property and equipment, net                                              1,764             1,616
Note receivable from related party                                          78                92
Other assets                                                               535               427
Goodwill, net                                                           18,290            17,920
Deferred taxes                                                             661               661
                                                                      --------          --------
                                                                      $ 45,226          $ 56,232
                                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $    624          $ 11,729
  Accrued liabilities                                                      677             1,124
  Accrued compensation and benefits                                        589               540
  Deferred revenue                                                       1,744             1,724
  Income taxes payable                                                     234                --
                                                                      --------          --------
        Total current liabilities                                        3,868            15,117

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares authorized;
   no shares issued or outstanding                                          --                --
  Common stock, $.001 par value; 45,000 shares authorized; issued and outstanding: 25,416 at September 30, 2000 and 25,428 at
   July 1, 2000                                                             25                25
  Additional paid-in capital                                            41,031            41,056
  Retained earnings                                                        302                34
                                                                      --------          --------
        Total stockholders' equity                                      41,358            41,115
                                                                      --------          --------
                                                                      $ 45,226          $ 56,232
                                                                      ========          ========

      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 30,       OCTOBER 2,
                                                      2000              1999
                                                  ------------        ---------
Net revenues                                         $12,588           $ 8,965
Cost of revenues                                       6,913             4,037
                                                     -------           -------
Gross profit                                           5,675             4,928

Selling, general and administrative expenses           4,987             4,764
Amortization of goodwill and intangibles                 487               195
Stock-based compensation                                  12                15
                                                     -------           -------
Total operating expenses                               5,486             4,974

Operating income (loss)                                  189               (46)
Interest income, net                                     313                18
                                                     -------           -------
Income (loss) before income taxes                        502               (28)

Provision for income taxes                               234                27
                                                     -------           -------
Net income (loss)                                    $   268           $   (55)
                                                      ======           =======

Net income (loss) per share:
  Basic                                              $  0.01           $ (0.00)
                                                     =======           =======
  Diluted                                            $  0.01           $ (0.00)
                                                     =======           =======
Weighted average shares outstanding:
  Basic                                               25,428            20,329
  Diluted                                             26,329            20,329


      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                   ---------------------------
                                                                   SEPTEMBER 30,    OCTOBER 2,
                                                                       2000           1999
                                                                   ------------     ----------
OPERATING ACTIVITIES:
Net income                                                            $    268       $  (55)
    Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                       653          329
       Stock-based compensation                                             13           15
    Changes in assets and liabilities:
       Accounts receivable                                               3,513          143
       Auction consignment advances                                        681         (158)
       Inventories                                                      (1,743)        (314)
       Prepaid expenses and other assets                                     4         (157)
       Accounts payable and accrued liabilities                        (11,510)        (805)
       Deferred revenue                                                    (41)       1,281
       Income tax payable                                                  234           27
                                                                      --------       ------
          Net cash (used in) provided by operating activities           (7,928)         306

INVESTING ACTIVITIES:
    Capital expenditures                                                  (293)        (408)
    Net cash paid for acquired business                                   (794)          --
    Collections on note receivable                                          --            6
                                                                      --------       ------
       Net cash used in investing activities                            (1,087)        (402)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                  --          302
   Purchase of company common stock                                        (38)          --
                                                                      --------       ------
       Net cash (used in) provided by financing activities                 (38)         302

Net (decrease) increase in cash and cash equivalents                    (9,053)         206
Cash and cash equivalents at beginning of year                          14,580        1,852
                                                                      --------       ------
Cash and cash equivalents at end of period                            $  5,527       $2,058
                                                                      ========       ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                         $     --       $   --
Income taxes paid                                                     $     --       $   --

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:

During the three-month period ended September 30, 2000, the Company acquired a business, as follows:

Fair value of assets acquired                                               $   (25)

Cash paid in acquisition, net of cash acquired                                  794

Liabilities assumed                                                              68
                                                                            -------
Goodwill                                                                    $   837
                                                                            =======


      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)
                                   (unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying condensed consolidated financial statements as of and for the three-month period ended October 2, 1999 include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company"). In July 2000, the Company acquired Odyssey Publications, Inc. ("Odyssey") and, accordingly, the accompanying condensed consolidated financial statements as of and for the three-month period ended September 30, 2000 include the accounts of the Company and of Odyssey from the date of acquisition.

     Unaudited Interim Financial Information

     The interim condensed consolidated financial statements as of September 30, 2000, have been prepared by Collectors Universe, Inc. ("Collectors" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at July 1, 2000, has been derived from the audited consolidated financial statements at that date. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as for the fiscal year ended July 1, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (amounts in thousands, except share data)
                                   (unaudited)


2.   Inventories

     Inventories consist of the following:

                                                         SEPTEMBER 30,      JULY 1,
                                                             2000            2000
                                                         ------------      -------
     Coins and currency                                    $ 5,828         $ 4,412
     Sportscards and sports memorabilia                      1,758           1,492
     Records                                                   517             563
     Other collectibles                                      1,161           1,054
                                                           -------         -------
                                                             9,264           7,521
     Less inventory reserve                                   (106)           (106)
                                                           -------         -------
     Inventories, net                                      $ 9,158         $ 7,415
                                                           =======         =======


3.   Property and Equipment

     Property and equipment consist of the following:


                                                         SEPTEMBER 30,      JULY 1,
                                                             2000            2000
                                                         ------------      -------
     Grading reference sets                                $                $
                                                                 47              40
     Computer hardware and equipment                          1,521           1,421
     Computer software                                          683             686
     Equipment                                                1,120           1,102
     Furniture and office equipment                             653             634
     Leasehold improvements                                     282             111
                                                           --------         -------
                                                              4,306           3,994
     Less accumulated depreciation and amortization          (2,542)         (2,378)
                                                           --------         -------
     Property and equipment, net                           $  1,764         $ 1,616
                                                           ========         =======

4.   Goodwill

     Goodwill arises from business acquisitions and represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. Goodwill was $18,290 net of accumulated amortization of $1,913, as of September 30, 2000. Goodwill was $17,920, net of accumulated amortization of $1,446, as of July 1, 2000.

5.   Net Income (Loss) Per Share

     Net income (loss) per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income (loss) per share for the three-month periods ended September 30, 2000 and October 2, 1999, is computed, as follows:


                                                         SEPTEMBER 30,      OCTOBER 2,
                                                             2000             1999
                                                         ------------      -----------
     Net income (loss) applicable to common
          stockholders                                     $   268           $   (55)
                                                           =======           =======

     Net income (loss) per share:
         Weighted average shares outstanding used in computation of net income (loss) per share:

             Basic                                          25,428            20,329
             Diluted                                        26,329            20,329

         Net income (loss) per share:

             Basic                                         $  0.01           $ (0.00)
                                                           -------           -------
             Diluted                                       $  0.01           $ (0.00)
                                                           =======           =======


6.   Stock Compensation Expense

     Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at an exercise price that was lower than the initial offering price.


7.   Business Segments

     We operate principally in two service segments: the authentication and grading of collectibles and auctions of collectibles. We allocate a substantial portion of operating expenses to each service segment based upon head count. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the Unites States.


                                              THREE MONTHS ENDED SEPTEMBER 30, 2000
                                              -------------------------------------
                                               Grading         Auction       Total
                                              --------         -------      -------
    Net Revenues                              $ 5,416          $ 7,172      $12,588
                                              =======          =======      =======
    Operating income (loss)                   $   955          $  (805)     $   150

    Unallocated operating income                                                 39
                                                                            -------
    Consolidated operating income                                           $   189
                                                                            =======


                                              THREE MONTHS ENDED OCTOBER 2, 1999
                                              -------------------------------------
                                               Grading         Auction       Total
                                              --------         -------      -------
    Net Revenues                              $  5,741         $ 3,224      $ 8,965
                                              ========         =======      =======
    Operating income (loss)                   $  1,867         $(1,790)     $    77
    Unallocated operating expenses                                             (123)
                                                                            -------
    Consolidated operating income (loss)                                    $   (46)
                                                                            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion in this Item 2 and in Item 3 of this Form 10-Q Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, any statements that we make in this Form 10-Q regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section below entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.


OVERVIEW

     Factors Affecting Revenues and Margins

     Collectors Universe provides grading and authentication services for sportscards, rare coins and vintage stamps. We also offer authentication services for autographs. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia, vintage records and entertainment memorabilia. Our auctions are conducted utilizing a "multi-venue" format that includes in-person, Internet and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards and autographs through shows, catalogs and direct sales. During the latter part of fiscal 1999 and fiscal year 2000, we conducted weekly Internet auctions of consigned and owned collectibles, but these weekly Internet-only auctions were discontinued at the end of fiscal 2000.

     Grading and authentication service fees are generally prepaid, although we do extend open account privileges to numerous larger dealers. We record, as deferred revenue, all pre-paid grading and authentication fees until the collectibles are graded and returned to the submitter. Upon shipment, we record the revenue from grading and authentication and deduct this amount from deferred revenue. For dealers who have an open account status, we record revenue at the time of shipment. Grading and authentication fees vary, depending primarily on the time within which the submitter desires the grading and authentication to be completed and the item to be returned. Higher fees are charged for faster service. Although fees do not vary on the basis of the rarity or value of the coins or sportscards that are submitted for grading and authentication, it is more often the case that vintage or higher value items are submitted for faster turn-around and, therefore, generate higher revenues than do more recent or less valuable items.

     For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 45 days following the auction. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer's and seller's fees. Depending upon the type of collectible auction, we charge successful bidders a

10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

     The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services. Consequently, our gross margin in future periods will depend, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at auctions.

     Our collectibles auctions are held periodically throughout the fiscal year. A majority of the collectibles that we sell at our auctions are consigned to us, and we generally pay the consignors the net proceeds from the sales of their collectibles 45 days following the close of an auction. Both the timing and relative size of our auctions varies depending on a number of factors, including the availability of consignments, the number and value of the items consigned, collectible shows and conventions and certain seasonal factors. As a result, the number and size of auctions we conduct can vary from quarter to quarter. Due to these and other factors, including our revenue recognition policy, we experience significant variations, on a quarterly basis, in our auction revenue and in our cash flows. In addition, it is difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction activities because of these factors.

      Recent Acquisitions

      In March 2000, we purchased substantially all of the assets of the coin auction and retail coin businesses of Bowers and Merena ("Bowers and Merena") for $8.0 million in cash and 1,000,000 shares of our common stock. On July 14, 2000, we acquired the business of Odyssey Publications, Inc. ("Odyssey") for $794 in cash. The operating results of these businesses have been included in our operating results from the respective dates of their acquisition. As a consequence, their operating results are included in our operating results for the quarter ended September 30, 2000 but are not included in our operating results for the corresponding quarter ended October 2, 1999.


RESULTS OF OPERATIONS

NET REVENUES


                                                    THREE MONTHS ENDED
                                       ------------------------------------------
                                       SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                       ------------------         ---------------
                                                      (in thousands)
      Net Revenues                           $12,588                   $8,965


      Net revenues include grading and authentication fees for sportcards, coins, autographs and stamps; owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectible magazines. Net revenues for the first fiscal quarter ended September 30, 2000 increased 40% to $12.6 million from $9.0 million recorded for the prior year's first fiscal quarter. Auction and collectible sales revenues increased 122% to $7.2 million from $3.2 million the prior year. For the current quarter, approximately $3.6 million in revenue is attributable to acquisitions of businesses that occurred subsequent to the prior year's first fiscal quarter, primarily Bowers and Merena. We discontinued weekly Internet auctions in

June 2000, which caused auction revenue in the current quarter to drop by approximately $700 compared to the prior year's comparable period.

      Grading and authentication revenue decreased by 6% to $5.4 million from $5.7 million last year, due primarily to lower average grading fees because of a mix shift to a greater proportion of more modern coin and sportscard submittals during the current quarter as compared to the same quarter of the prior year. Customers submitting modern coins and sportscards for grading and authentication generally are less time sensitive about receiving the grading and authentication results and, therefore, more often utilize our lower cost-grading service. By contrast, customers submitting vintage coins and sportcards more often utilize a higher cost-grading service in order to obtain the grading and authentication results more quickly. Also contributing to lower average grading fees for the current quarter was a higher proportion of sportscard submissions compared to coin submissions. The average grading fee for sportscards is approximately one-half of the amount charged for coins.

GROSS PROFIT

                                                 THREE MONTHS ENDED
                                    ------------------------------------------
                                    SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                    ------------------         ---------------
                                                   (in thousands)
      Gross Profit                        $5,675                     $4,928
      Gross Profit Margin                   45.1%                      55.0%


      Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consists of labor to grade coins and sportcards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profits increased 15% in the current period to $5.7 million from $5.0 million in the prior year. Gross profit margin declined to 45.1% for the current first quarter from 55.0% for the same quarter last year. This decline was primarily attributable to: (i) lower average grading fees without any reduction in associated costs; (ii) the inclusion in the quarter ended September 30, 2000 of the Bowers and Merena operations, the gross profit margins of which were lower than Collectors' composite gross profit margin; and (iii) a shift in the mix of revenues in the quarter ended September 30, 2000 to a higher proportion of auction revenues, on which we realize lower margins than on grading revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                 THREE MONTHS ENDED
                                    ------------------------------------------
                                    SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                    ------------------         ---------------
                                                   (in thousands)
      SG&A                                   $4,987               $4,764
      Percent of Net Revenues                  39.6%                53.1%

      Selling, general and administration ("SG&A") expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased by 5% over the prior year's first quarter to $5.0 million. However, we reduced SG&A expenses as a percentage of net revenues to 39.6% in the first quarter ended September 30, 2000 from 53.1% for the same quarter of the prior year. This reduction was primarily attributable to the 40% increase in quarterly revenues without a corresponding increase in SG&A expenses. During fiscal year 1999 and into the first quarter of fiscal year 2000, the Company made investments to enhance its information systems, to develop its website and to augment its management and support infrastructure. Subsequently, SG&A expenses have remained relatively flat to slightly lower, except for increases associated with acquisitions, in particular, Bowers and Merena. We anticipate that SG&A expenses will increase during the second quarter of this current fiscal year because we will be relocating our offices to a new facility in November 2000. Moving costs are estimated to be approximately $150 and facility rent expense will increase by approximately $75 per quarter. Other SG&A expenses are expected to remain relatively stable for the remainder of this fiscal year.


AMORTIZATION OF GOODWILL AND INTANGIBLES


                                                 THREE MONTHS ENDED
                                    ------------------------------------------
                                    SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                    ------------------         ---------------
                                                   (in thousands)
      Amortization of goodwill
        and intangibles                    $487                      $195
      Percent of net revenues               3.9%                      2.2%

      Amortization of goodwill and intangibles consist of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over 3 years, the term of the agreements. Amortization expense for the first quarter was $487 as compared to $195 last year. This increase primarily resulted from the acquisition of Bowers and Merena and, to a lesser extent, our acquisitions of Odyssey Publications and James Spence Autographs.


STOCK-BASED COMPENSATION

      Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company's initial public offering at a price that was lower than the low-end of the estimated pricing range.


INTEREST INCOME

                                                 THREE MONTHS ENDED
                                    ------------------------------------------
                                    SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                    ------------------         ---------------
                                                   (in thousands)
      Interest income                      $313                      $18
      Percentage of net revenues            2.5%                     0.2%

      Interest income for the current fiscal quarter increased because of higher cash balances, which resulted from our initial public offering in November 1999 that raised $21.4 million, net of offering expenses. In March 2000, we used $8 million in cash as partial consideration for the acquisition of Bowers and Merena and approximately $1.5 million in cash for the acquisition of James Spence Autographs and Odyssey Publications. Other amounts were used to fund working capital requirements to support our revenue growth. Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter to quarter basis.


INCOME TAXES

      Income taxes were provided for at a 46.6% rate in the first quarter ended September 30, 2000, which reflects the statutory rate for a California-based company of 40.8% and the non-deductibility of certain goodwill amortization charges and other permanent tax differences. In the first quarter of the prior fiscal year, income tax was provided despite a pretax loss because of the non-deductibility of certain goodwill charges and other permanent tax differences. We expect our tax rate to remain at approximately the current rate for the remainder of this fiscal year.


PRO FORMA OPERATING RESULTS, EXCLUDING AMORTIZATION OF GOODWILL AND INTANGIBLES
     AND STOCK-BASED COMPENSATION

      The following pro forma operating data, which excludes non-cash goodwill and intangible amortization and stock-based compensation charges, is presented for informational purposes only and is not in accordance with generally accepted accounting principles. This pro forma information assumes a 41.9% effective income tax rate for all periods presented. Exclusion of goodwill amortization charges, a portion of which is not tax deductible, accounts for the lower effective income tax rate for pro forma purposes, as compared to the actual provision made for income taxes.

                                                    THREE MONTHS ENDED
                                       ------------------------------------------
                                       SEPTEMBER 30, 2000         OCTOBER 2, 1999
                                       ------------------         ---------------
                                                      (in thousands)
 Pro forma operating income                   $  688                  $ 164
                                              ======                  =====

 Pro forma income before income tax           $1,001                  $ 182
                                              ======                  =====

 Pro forma net income                         $  582                  $ 105
                                              ======                  =====

 Pro forma net income per share:
    Basic                                     $ 0.02                  $0.01
                                              ======                  =====
    Diluted                                   $ 0.02                  $0.01
                                              ======                  =====

 Weighted average shares outstanding:
    Basic                                     25,428                 20,329
    Diluted                                   26,329                 20,329


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, we had cash and cash equivalents of $5,527 compared to cash and cash equivalents of $14,580 at July 1, 2000. The decrease in cash since fiscal yearend primarily resulted from the period-to-period variability or fluctuations in the timing of our collectibles auctions. We generally pay consignors to our auctions on the 45th day following the close of an auction. Between the close of an auction and the payment to consignors, we collect amounts due from the successful bidders, which causes our cash and cash equivalent balances to increase. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances. At fiscal yearend, July 1, 2000, we had collected most of the proceeds due from several large auctions that had been conducted during the fourth quarter of that year but had not yet paid consignors to those auctions, which accounted for our relatively high cash and cash equivalent balances as of that date. Subsequent to July 1, 2000, we paid consignors to those auctions approximately $11 million, which accounted for the significantly lower cash balances at September 30, 2000. Because the variability of the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances will be subject to similar significant fluctuations in subsequent reporting periods.

      Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash, because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. Our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. We do not have a credit facility and, accordingly, do not currently have any borrowing capacity. Because our inventories are comprised of collectible coins, sportscards and other items, it is probable that we would have difficulty in securing a significant credit facility.

      Cash used in operating activities was $7,828 for the three-month period ended September 30, 2000 as compared with cash being provided from operating activities of $306 for the three-month period ended October 2, 1999. During the quarter ended September 30, 2000, cash was provided by net income, decreases in accounts receivable and non-cash charges for amortization and depreciation. Approximately $11,000 of cash was used to pay consignors to several auctions and cash also was used for inventory purchases, primarily a large U.S. currency collection that will be offered for sale in our Lyn Knight Currency auctions over the next six months.

      Net cash used in investing activities was $1,087 for the three-month period ended September 30, 2000 and consisted of expenditures for fixed assets, primarily related to our facility move that will take place in November 2000, and to the cash acquisition of Odyssey Publications in July 2000. For the comparable prior year period, $408 was used for the acquisition of fixed assets, primarily computer-related equipment.

      Net cash used in financing activities was $38 for quarter ended September 30, 2000, which was used to purchase 14,000 shares of Collectors' common stock pursuant to an open market and private stock repurchase program approved by the Board of Directors. That program authorizes purchases of up to 500,000 shares of our common stock. Subsequent to September 30, 2000, we purchased an additional 391,000 shares at an aggregate cost of $813. For the three-month period of the prior fiscal year, cash of $302 was provided by the exercise of a stock option.

      We believe that our existing cash balances and internally generated funds will be sufficient to finance our operations and financing requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including our growth rate, the need to increase inventory of collectibles for auction, capital expenditures for leasehold improvements in our new facility and various other factors. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.


RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements under certain circumstances. The Company is evaluating the impact that SAB 101 will have on its consolidated financial statements, if any.

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position and results of operations for the fiscal first quarter ended September 30, 2000.

      Effective July 2, 2000, the Company adopted FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25. (FIN 44). FIN 44 clarifies, among other issues, (a) the definition of employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan; (c) the accounting consequence of various modifications to the terms of a previously-fixed stock option award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's financial position and results of operations for the fiscal first quarter ended September 30, 2000.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and described under the caption "Factors That Could Affect Our Future Performance" contained in "Item 1 - DESCRIPTION OF BUSINESS," of our Annual Report on Form 10-K for the fiscal year ended July 1, 2000 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Annual Report that could adversely affect the Company's performance, include the risk that the popularity of collectibles will decline; temporary popularity of certain collectibles could cause revenues to fluctuate; limited supplies of high-end collectibles; possibility of incurring losses on owned collectible inventories; lack of adequate returns on new business opportunities; possibility of having to write down the carrying value of owned collectible inventories because of market value fluctuation or our inability to sell certain collectibles in a timely manner; increased competition; the risk that our operating results will fluctuate; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; government regulation that could cause operating costs to increase; and a decline in general economic condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

      Due to the cash balances maintained by the Company, we are exposed to risk of changes in short-term interest rates. At July 1, 2000, we had approximately $14.6 million in cash and cash equivalents. Although the cash balances were significantly lower at September 30, 2000, we anticipate that they will increase at various times during the fiscal year as we collect payments from purchasers of items that we sell in our auctions. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

      The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


      (a)   Exhibits.

            Exhibit 27. Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed for the quarter ended September 30, 2000.

                                   SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COLLECTORS UNIVERSE, INC.


Date: November 7, 2000                  /s/     DAVID G. HALL
                                        ----------------------------------------
                                        David G. Hall, Chairman and
                                        Chief Executive Officer


Date: November 7, 2000                  /s/      GARY N. PATTEN
                                        ----------------------------------------
                                        Gary N. Patten, President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS


        Exhibit 27.                                      Financial Data Schedule