Form 10-Q
period 2000-12-30
COLLECTORS UNIVERSE INC
filed 2001-02-13
CIK 1089143

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2000

                                       OR


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-27887

                            COLLECTORS UNIVERSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   33-0846191
               (STATE OR OTHER                            (I.R.S. EMPLOYER
                JURISDICTION                            IDENTIFICATION NUMBER)
              OF INCORPORATION)

               1921 EAST ALTON AVENUE, SANTA ANA, CALIFORNIA 92705
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 567-1234


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]


        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



                  CLASS                        OUTSTANDING AT FEBRUARY 6, 2001:
       COMMON STOCK $.001 PAR VALUE.                      24,969,699

==============================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX

                                                                                          PAGE NO.
PART I.     FINANCIAL INFORMATION                                                         --------
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets
                December 30, 2000 and July 1, 2000......................................     3
            Condensed Consolidated Statements of Operations for the three and six months
                ended December 30, 2000 and January 1, 2000.............................     4
            Condensed Consolidated Statements of Cash Flows for the six months ended
                December 30, 2000 and January 1, 2000...................................     5
            Notes to Condensed Consolidated Financial Statements........................     6
    Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................    10
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..................    17

PART II.    OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders.........................    18
    Item 6. Exhibits and Reports on Form 8-K and Exhibits...............................    18

SIGNATURES                                                                                  S-1

INDEX TO EXHIBITS                                                                           E-1


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 30, 2000 AND JULY 1, 2000
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                     DECEMBER 30,      JULY 1,
                                                                        2000            2000
                                                                     ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  9,129       $ 14,580
  Accounts receivable, net                                                7,973         10,157
  Auction consignment advances                                            1,421          1,693
  Inventories, net                                                        9,125          7,415
  Prepaid expenses and other                                                337            933
  Refundable income taxes                                                   335            388
  Deferred taxes                                                            350            350
                                                                       --------       --------
        Total current assets                                             28,670         35,516
Property and equipment, net                                               2,107          1,616
Note receivable from related party                                          438             92
Other assets                                                                495            427
Goodwill, net                                                            16,936         17,920
Deferred taxes                                                              661            661
                                                                       --------       --------
                                                                       $ 49,307       $ 56,232
                                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                     $  6,407       $ 11,729
  Accrued liabilities                                                       888          1,124
  Accrued compensation and benefits                                         576            540
  Deferred revenue                                                        1,171          1,724
                                                                       --------       --------
        Total current liabilities                                         9,042         15,117
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares authorized;
   no shares issued or outstanding                                           --             --
  Common stock, $.001 par value; 45,000 shares authorized; issued and outstanding: 24,970 at December 30, 2000 and 25,429 at
   July 1, 2000                                                              25             25
  Additional paid-in capital                                             41,135         41,056
  Treasury stock, at cost                                                (1,003)            --
  Retained earnings                                                         108             34
                                                                       --------       --------
        Total stockholders' equity                                       40,265         41,115
                                                                       --------       --------
                                                                       $ 49,307       $ 56,232
                                                                       ========       ========





      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)



                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        ---------------------------       ----------------------------
                                        DECEMBER 30,     JANUARY 1,       DECEMBER 30,     JANUARY 1,
                                            2000            2000            2000              2000
                                        ------------    -----------       ------------     -----------
 Net revenues                             $12,112         $ 9,762           $24,700          $18,727
 Cost of revenues                           7,094           4,255            14,007            8,292
                                          -------         -------           -------          -------
 Gross profit                               5,018           5,507            10,693           10,435

 Selling, general and administrative
 expenses                                   4,147           4,556             9,134            9,320
 Amortization of goodwill and
 intangibles                                  486             199               973              394
 Impairment of goodwill                       906              --               906               --
 Stock-based compensation                      14              18                26               33
                                          -------         -------           -------          -------
 Total operating expenses                   5,553           4,773            11,039            9,747

 Operating income (loss)                     (535)            734              (346)             688
 Interest income, net                         212             232               525              250
 Other expense                                 (1)             --                (1)              --
                                          -------         -------           -------          -------
 Income (loss) before income taxes           (324)            966               178              938

 Provision for income taxes                  (129)            457               105              484
                                          -------         -------           -------          -------
 Net income (loss)                        $  (195)        $   509           $    73          $   454
                                          =======         =======           =======          =======

 Net income (loss) per share:
   Basic                                  $ (0.01)        $  0.02           $  0.00          $  0.02
                                          =======         =======           =======          =======
   Diluted                                $ (0.01)        $  0.02           $  0.00          $  0.02
                                          =======         =======           =======          =======
 Weighted average shares outstanding:
   Basic                                   25,089          22,914            25,258           21,622
   Diluted                                 25,089          24,376            25,937           22,872





      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                        SIX MONTHS ENDED
                                                                   ---------------------------
                                                                   DECEMBER 30,     JANUARY 1,
                                                                       2000            2000
                                                                   ------------     ----------
OPERATING ACTIVITIES:
Net Income                                                           $    73         $   454
    Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                   2,226             690
       Stock-based compensation                                           26              33
    Changes in assets and liabilities:
       Accounts receivable                                             2,184            (298)
       Auction consignment advances                                      272              (5)
       Inventories                                                    (1,710)           (948)
       Prepaid expenses and other assets                                 527            (473)
       Accounts payable and accrued liabilities                       (5,529)           (645)
       Deferred revenue                                                 (614)            279
       Income tax payable                                                 --             485
                                                                     -------         -------
          Net cash used in operating activities                       (2,545)           (428)

INVESTING ACTIVITIES:
    Capital expenditures                                                (817)           (529)
    Net cash paid for acquired business                                 (794)           (300)
    Collections on note receivable                                        10              10
    Advances on note receivable                                         (355)             --
                                                                     -------         -------
      Net cash used in investing activities                           (1,956)           (819)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                --             302
   Proceeds from employee stock purchases                                 53              --
   Proceeds from sale of treasury stock                                   --          21,360
   Purchase of company common stock                                   (1,003)             --
                                                                     -------         -------
      Net cash (used in) provided by financing activities               (950)         21,662

Net (decrease) increase in cash and cash equivalents                  (5,451)         20,415
Cash and cash equivalents at beginning of year                        14,580           1,852
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 9,129         $22,267
                                                                     =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                        $    --         $    --
Income taxes paid                                                    $   236         $    --

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:

During the six-month period ended December 30, 2000, the Company acquired a business, as follows:
                                                                            $  (25)
Fair value of assets acquired
                                                                               794
Cash paid in acquisition, net of cash acquired
                                                                                68
Liabilities assumed
                                                                            ------
  Goodwill                                                                  $  837
                                                                            ======



      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)

1.      SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The accompanying condensed consolidated financial statements as of, and for the three and six-month periods ended, December 30, 2000 include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company" or "Collectors"). On July 14, 2000, the Company acquired Odyssey Publications, Inc. ("Odyssey"), and accordingly the accompanying condensed consolidated financial statements of the Company, as of and for the three and six-month periods ended December 30, 2000, include the accounts of Odyssey from the date of its acquisition.

        Unaudited Interim Financial Information

        The interim condensed consolidated financial statements as of December 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet at July 1, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six-month periods ended December 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as for the fiscal year ended July 1, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      INVENTORIES

        Inventories consist of the following:

                                                           DECEMBER 30       JULY 1,
                                                              2000            2000
                                                           -----------      ---------
        Coins and currency                                 $    6,090       $   4,412
        Sportscards and sports memorabilia                      2,145           1,492
        Records                                                   545             563
        Other collectibles                                        482           1,054
                                                           ----------       ---------
                                                                9,262           7,521
        Less inventory reserve                                   (137)           (106)
                                                           ----------       ---------
        Inventories, net                                   $    9,125       $   7,415
                                                           ==========       =========

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (amounts in thousands, except per share data)
                                   (unaudited)


3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                           DECEMBER 30,        JULY 1,
                                                               2000             2000
                                                           ------------      ---------
         Grading reference sets                             $       47        $     40
         Computer hardware and equipment                         1,604           1,421
         Computer software                                         683             686
         Equipment                                               1,183           1,102
         Furniture and office equipment                            783             634
         Leasehold improvements                                    377             111
                                                            ----------       ---------
                                                                 4,677           3,994
         Less accumulated depreciation and amortization         (2,570)         (2,378)
                                                            ----------       ---------
         Property and equipment, net                        $    2,107       $   1,616

4.      GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from 5 to 15 years. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. Based upon our analysis at December 30, 2000, we determined that the goodwill associated with our purchase, in January 1999, of the 40% ownership interest in Internet Universe, LLC that we did not own had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com. This change was the result of industry wide reductions, beginning in the quarter ended December 30, 2000, in banner advertising placements and in amounts that could be charged to attract advertisers to internet websites. Accordingly, we incurred a charge of $906 in the second fiscal quarter to reduce the carrying value of goodwill associated with our January 1999 purchase of the remaining ownership of Internet Universe to zero. This impairment charge is reflected in our auction segment reporting for the three and six-month periods ended December 31, 2000. The original amount of goodwill resulting from our January 1999 purchase of Internet Universe was $1,469. Amortization charges taken prior to the goodwill reduction in December 2000 were $122, $294 and $147 in fiscal 1999, 2000 and 2001, respectively. After reducing the carrying value of the goodwill associated with Internet Universe, as of December 30, 2000 the Company's goodwill was $16,936, net of accumulated amortization of $1,818.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (amounts in thousands, except share data)
                                   (unaudited)

5.      NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income (loss) per share for the three and six-month periods ended December 30, 2000 and January 1, 2000 is computed as follows:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ------------------------     -------------------------
                                                DECEMBER 30,  JANUARY 1,     DECEMBER 30,   JANUARY 1,
                                                   2000          2000            2000          2000
                                                ------------------------     -------------------------
           Net income (loss) applicable to
             common  stockholders                $   (195)      $   509        $    73       $   454
                                                 ========       =======        =======       =======
           Net income (loss) per share:
             Weighted average shares outstanding
             used in computation of net income
             (loss) per share:
                 Basic                             25,089        22,914         25,258        21,622
                 Diluted                           25,089        24,376         25,937        22,872
             Net income (loss) per share:
                 Basic                           $  (0.01)      $  0.02        $  0.00       $  0.02
                                                 --------       -------        -------       -------
                 Diluted                         $  (0.01)      $  0.02        $  0.00       $  0.02
                                                 ========       =======        =======       =======

6.      STOCK COMPENSATION EXPENSE

        Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at an exercise price that was lower than the initial offering price.

7.      BUSINESS SEGMENTS

        We operate principally in two service segments: the authentication and grading of collectibles and auctions of collectibles. We allocate a substantial portion of operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the Unites States.


                                                   THREE MONTHS ENDED DECEMBER 30, 2000
                                                   ------------------------------------
                                                  Grading       Auction          Total
                                                  -------       --------       ---------
        Net Revenues                              $ 5,230       $  6,882       $ 12,112
                                                  =======       ========       ========
        Operating income (loss)                   $ 1,232       $ (1,301)      $    (69)
        Unallocated operating expense                                              (466)
                                                                               --------
        Consolidated operating (loss)                                          $   (535)
                                                                               ========

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                    THREE MONTHS ENDED JANUARY 1, 2000
                                                    ----------------------------------
                                                  Grading        Auction         Total
                                                  -------        --------       --------
        Net Revenues                              $ 5,646        $  4,116       $  9,762
                                                  =======        ========       ========
        Operating income (loss)                   $ 1,957        $ (1,344)      $    613
        Unallocated operating income                                                 121
                                                                                --------
        Consolidated operating income                                           $    734
                                                                                ========

                                                    SIX MONTHS ENDED DECEMBER 30, 2000
                                                    ----------------------------------
                                                  Grading         Auction        Total
                                                 ---------       ----------     --------
        Net Revenues                             $ 10,646        $ 14,054       $ 24,700
                                                 ========        ========       ========
        Operating income (loss)                  $  2,323        $ (1,703)      $    620
        Unallocated operating expense                                               (966)
                                                                                --------
        Consolidated operating (loss)                                           $   (346)
                                                                                ========

                                                     SIX MONTHS ENDED JANUARY 1, 2000
                                                     --------------------------------
                                                  Grading         Auction        Total
                                                 ---------       ---------      -------
        Net Revenues                             $ 11,387        $  7,340       $18,727
                                                 ========        ========       =======
        Operating income (loss)                  $  3,824        $ (3,134)      $   690
        Unallocated operating expense                                                (2)
                                                                                -------
        Consolidated operating income                                           $   688
                                                                                =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The discussion in this Item 2 and in Item 3 of this Form 10-Q Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, all statements in this Form 10Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ significantly from our expectations concerning or our projections of those results or of future business trends described in this Form 10Q. The sections below entitled Overview -- Factors Affecting Revenues and Margins" and "Additional Factors That May Affect Future Operating Results" describes some, but not all, of the factors that could cause these differences and readers of this Report are urged to read those sections in their entirety.

        The forward-looking statements contained in this Report are made only as of the date of the Report and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Factors Affecting Revenues and Margins

        Our Business. Collectors Universe provides grading and authentication services for sportscards, rare coins and vintage stamps and authentication services for autographs. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia and entertainment memorabilia, including vintage records. Our auctions are conducted utilizing a "multi-venue" format that includes in-person Internet and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards and autographs through shows, catalogs and direct sales. During the latter part of fiscal 1999 and in fiscal year 2000, we conducted weekly Internet-only auctions of consigned and owned collectibles, but these weekly Internet-only auctions were discontinued at the end of fiscal 2000.

        Revenue Recognition Policies. Grading and authentication service fees are generally prepaid, although we do extend open account privileges to larger dealers. We record, as deferred revenue, all pre-paid grading and authentication fees until the collectibles are graded and shipped back to the submitter, at which time, we record the grading and authentication fees as revenue and deduct those fees from deferred revenue. For dealers who have an open account status, we record revenue at the time of shipment. Grading and authentication fees vary, depending primarily on the time within which the submitter desires the grading and authentication to be completed and the item to be returned. Higher fees are charged for faster service; however, we recently introduced a reduced fee structure for in-person grading of coins valued at less than $1,500 that is conducted at collectibles shows. It has been our experience that vintage or higher value items are often submitted for faster turn-around and, therefore, generate higher revenues than do more recent or less valuable items.

      For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay within 45 days following the auction. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer's and seller's fees that are payable to us. Depending upon the type of collectibles that are being auctioned, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

        Margins. The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, sales of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services or auctions of consigned collectibles. Consequently, our gross margin depends, not only upon the mix between grading and authentication revenues, on the one hand, and auction revenues, on the other hand, but also upon the mix of consigned and owned collectibles sold at auctions.

        Additional factors that can affect our grading and authentication margins include (i) the mix between coin submittals and trading card submittals, because we charge more for coin grading and authentication services; and (ii) the mix between older or vintage coins and trading cards, on the one hand, and newer coins and trading cards, on the other hand, as collectors and dealers generally are willing to pay higher fees for grading and authentication of vintage items in order to obtain faster turn-around, than with respect to newer items.

        Our collectibles auctions are held periodically throughout the fiscal year. A majority of the collectibles that we sell at our auctions are consigned to us, and we generally pay the consignors the net proceeds from the sales of their collectibles 45 days following the close of an auction. Both the timing and relative size of our auctions varies depending on a number of factors, including the availability of consignments, the number and value of the items consigned, collectible shows and conventions and certain seasonal factors. As a result, the number and size of auctions we conduct can vary from quarter to quarter. Due to these and other factors, including our revenue recognition policies, we can experience significant variations, on a quarterly basis, in our auction revenue and in our cash flows. In addition, for these same reasons it is difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction activities because of these factors. Also, see the discussion regarding cash flows in the section entitled "Liquidity and Capital Resources" below.

        Recent Acquisitions

        In March 2000, we purchased substantially all of the assets of the coin auction and retail coin businesses of Bowers and Merena ("Bowers and Merena") for $8.0 million in cash and 1,000,000 shares of our common stock. On July 14, 2000, we acquired the business of Odyssey Publications, Inc. ("Odyssey") for $794 in cash. The operations of these businesses have been included in our operating results from the respective dates of their acquisition. As a consequence, their operations are included in our operating results for the three and six-month periods ended December 30, 2000 but are not included in our operating results for the corresponding three and six-month periods ended January 1, 2000.

RESULTS OF OPERATIONS

        NET REVENUES

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                         -------------------------     --------------------------
                                         DECEMBER 30,   JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                             2000          2000            2000          2000
                                         -------------------------     --------------------------
                                              (in thousands,                (in thousands,
                                             except per share              except per share
                                                  data)                          data)
                Grading revenues          $  5,230     $   5,646       $ 10,646        $ 11,387
                Auction revenues             6,882         4,116         14,054           7,340
                                          --------     ---------       --------        --------
                    Net revenues          $ 12,112     $   9,762       $ 24,700        $ 18,727
                                          ========     =========       ========        ========


        Net revenues include grading and authentication fees for sportcards, coins, autographs and stamps; the prices at which owned collectibles are sold in our auctions or directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectible magazines. Net revenues for the three and six-month periods ended December 30, 2000 increased by 24% and 32%, respectively, as compared from the corresponding three and six month periods of the prior year. Those increases were attributable to increases in auction and collectibles sales revenues of 67% in the three months, and 91% in the six months, ended December 30, 2000. During those same three and six month periods, grading and authentication revenues declined by 7% in each period, respectively.

        The increases in auction revenues in three and six-month periods ended December 31, 2000, are primarily attributable to the acquisition of Bowers and Merena rare coin auction and direct sale businesses that occurred subsequent to the prior year's comparable three and six month periods and, to a lesser extent, an increase in the size and number of auctions held during those periods by our other auction divisions. Those increases more than offset a decline of $2.9 million of auction revenues in the six months ended December 30, 2000 that resulted from our discontinuance of our weekly Internet-only auctions in June 2000.

        The declines in grading and authentication revenues in the three and six month periods ended December 30, 2000 are primarily attributable to a change in the mix of submittals to a greater proportion of more modern coins and sportscards as compared to the same periods of the prior year. Customers submitting modern coins and sportscards for grading and authentication generally are less time sensitive about receiving the grading and authentication results, and therefore more often utilize our lower cost-grading service. By contrast, customers submitting vintage coins and sportcards more often utilize a higher cost-grading service in order to obtain the grading and authentication results more quickly. Also contributing to declines in grading authentication fees was a higher proportion of sportscard submissions compared to coin submissions. The average grading and authentication fees for sportscards are significantly lower than the amounts charged for coin grading and authentication, due largely to the difference in value between sportscards and coins, which affects the amounts collectors and dealers are willing to pay for such services.

        GROSS PROFIT

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                            -------------------------    -------------------------
                                            DECEMBER 30,   JANUARY 1,    DECEMBER 30,   JANUARY 1,
                                               2000          2000           2000          2000
                                            -------------------------    -------------------------
                                                 (in thousands,               (in thousands,
                                                except per share             except per share
                                                     data)                        data)
                   Gross profit              $ 5,018       $ 5,507        $ 10,693      $ 10,435
                                             =======       =======        ========      ========
                   Gross profit margin          41.4%         56.4%           43.3%         55.7%
                                             =======       =======        ========      ========

        Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportcards, production costs, printing, credit cards fees, warranty expense and the acquisition cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profits declined by 9% in the three months ended December 30, 2000, but increased by 2% in the six-months ended December 30, 2000, as compared to the respective corresponding periods of the prior year. Gross profit margin declined to 41.4% in the three months ended December 30, 2000, from 56.4% in the same period of the prior year, and to 43.3% in the six months ended December 30, 2000 from 55.7% for the same period last year. The declines in our profit margin were primarily attributable to: (i) lower grading revenues without a corresponding reduction in associated costs; (ii) the inclusion in our operating results during the current three and six-month periods of the operations of Bowers and Merena, the gross profit margins of which were lower than Collectors' pre-acquisition composite gross profit margin; and (iii) changes in the mix of revenues during the current fiscal year to a higher proportion of auction and direct sales revenues from which we realize lower margins than on sales of consigned collectibles, and in the mix of grading and authentication submittals to a higher proportion of newer items, as compared to vintage coins and sports cards.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                          -------------------------     --------------------------
                                          DECEMBER 30,   JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                             2000          2000            2000           2000
                                          -------------------------     --------------------------
                                               (in thousands,                 (in thousands,
                                              except per share               except per share
                                                   data)                           data)
                SG&A                       $  4,147      $  4,556        $  9,134        $  9,320
                                           ========      ========        ========        ========
                Percent of net revenues        34.2%         46.7%           37.0%           49.8%
                                           ========      ========        ========        ========

        Selling, general and administration ("SG&A") expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses decreased by 9% in the three months and 2% in the six months ended December 31, 2000, as compared to the respective corresponding periods of the prior year. We also reduced SG&A expenses as a percentage of net revenues to 34.2% and 37.0% in the three and six months ended December 30, 2000, respectively, from 46.7% and 49.8%, respectively, for the same respective periods of the prior year. These reductions were primarily attributable to the revenue increases generated in those three and six-month periods of the current year, without a corresponding increase in SG&A expenses. During fiscal year 1999 and continuing into the first quarter of fiscal year 2000, the Company incurred one-time expenses to enhance its information systems, to develop its website and to augment its management and support infrastructure. Subsequently, SG&A expenses have remained relatively unchanged to slightly lower, due to a $1.5 million reduction, during the six months ended December 30, 2000, in operating expenses resulting from our decision to discontinue our weekly Internet-only auctions in June 2000, which more than offset the additional operating expenses resulting from the inclusion of the operations of Bowers and Merena and the other businesses that we acquired subsequent to the three and six month periods ended January 1, 2000.

        In November 2000, we relocated our principal offices to a new and larger facility near our original offices. After giving effect to the owner's moving allowance, this relocation did not result in any material incremental expenses in the three and six-month periods ended December 30, 2000, although it did cause some disruption in our grading operations, which resulted in some lost efficiencies during the quarter ended December 30, 2000. For the current fiscal quarter, rent expense was approximately $200,000 higher than the previous quarter because of duplicate facility rent during November 2000. For the remainder of the current fiscal year, we expect quarterly facility expenses will be approximately $200,000 higher than in prior periods.

        AMORTIZATION OF GOODWILL AND INTANGIBLES

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                           --------------------------  --------------------------
                                            DECEMBER 30,  JANUARY 1,    DECEMBER 30,   JANUARY 1,
                                               2000         2000           2000          2000
                                           --------------------------  --------------------------
                                                  (in thousands,              (in thousands,
                                                 except per share            except per share
                                                      data)                       data)
                Amortization of goodwill
                and intangibles             $   486      $   199       $   973        $   394
                                            =======      =======       =======        =======
                Percent of net revenues         4.0%         2.0%          3.9%           2.1%
                                                ===          ===           ===            ===

        Amortization of goodwill and intangibles consists of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over the respective 3-year terms of those agreements. Amortization expense for the three and six-months ended December 30, 2000 were $487,000 and $973,000, respectively, as compared to $199,000 and $394,000, respectively, for the corresponding periods last year. These increases primarily resulted from the acquisition of Bowers and Merena and, to a lesser extent, our acquisition of Odyssey Publications.

        IMPAIRMENT OF GOODWILL

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                        -------------------------      -------------------------
                                        DECEMBER 30,   JANUARY 1,      DECEMBER 30,   JANUARY 1,
                                           2000          2000             2000          2000
                                        -------------------------      -------------------------
                                              (in thousands,                 (in thousands,
                                             except per share               except per share
                                                  data)                          data)
           Impairment of goodwill        $   906       $    --           $   906       $    --
                                         =======       =======           =======       =======
           Percent of net revenues           7.5%          0.0%              3.7%          0.0%
                                         =======        =======          =======       =======

        In January 1999, we increased our ownership of Internet Universe, LLC to 100% by purchasing the 40% ownership interest that we did not already own. In connection with that acquisition, we recorded goodwill of $1,469,000. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. Based upon our analysis at December 30, 2000, we determined that the goodwill associated with that January 1999 purchase had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry wide reductions, that became apparent in the quarter ended December 30, 2000, in banner advertising placements and in amounts that could be charged to attract advertisers to internet websites. Accordingly, we incurred a charge of $906,000 in the quarter ended December 31, 2000 to reduce the carrying value of the Internet Universe goodwill to zero. This impairment charge is reflected in our auction segment reporting for the three and six-month periods ended December 31, 2000.

STOCK-BASED COMPENSATION

        Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company's initial public offering at a price that was lower than the low-end of the estimated pricing range.

        INTEREST INCOME

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                          -------------------------     --------------------------
                                          DECEMBER 30,   JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                             2000          2000             2000           2000
                                          -------------------------     --------------------------
                                                (in thousands,               (in thousands,
                                               except per share             except per share
                                                    data)                         data)
           Interest income, net             $    212      $    232       $    525        $    250
                                            ========      ========       ========        ========
           Percentage of net revenues            1.8%          2.4%           2.1%            1.3%
                                            ========      ========       ========        ========

        Interest income is generated on cash balances that we invest primarily in a highly liquid money market funds. Those cash balances are the result of the net proceeds from our initial public offering completed in November 1999 and internally generated cash flow. Our cash balances fluctuate from quarter to quarter because of the variability in the timing and size of our auctions and in the number of grading and authentication submittals. Additionally, in March 2000, we used $8.0 million of our cash as partial consideration for the acquisition of Bowers and Merena and in July 2000, we used approximately $800,000 to acquire Odyssey Publications. See the discussion of the primary causes of the fluctuations in our cash balances that are described below under the caption "Liquidity and Capital Resources."

        INCOME TAXES

        Income taxes were provided for at a 59.2% combined federal and state income tax rate for the first six-months of the current fiscal year, which reflects the non-deductibility, for income tax purposes, of certain goodwill amortization charges and of the $906,000 charge for the impairment of goodwill. We anticipate that this will be the effective tax rate for the entire year ending June 30, 2001. For the first six months of prior year, income taxes were provided for at a combined federal and state income tax rate of 51.2%, which reflects the effect of the non-deductibility of certain goodwill charges and other permanent tax differences. Our statutory income tax rate as a California-based company is approximately 40.8% without consideration for any permanent tax differences.

        PRO FORMA OPERATING RESULTS, EXCLUDING AMORTIZATION OF GOODWILL AND INTANGIBLES AND STOCK-BASED COMPENSATION

        The following pro forma operating data, which excludes non-cash charges for goodwill and intangibles amortization, impairment of goodwill and stock-based compensation, is presented for informational purposes only and is not in accordance with generally accepted accounting principles. This pro forma information assumes a 42% effective income tax rate for all periods presented. Exclusion of goodwill amortization charges, a portion of which is not tax deductible, accounts for the lower effective income tax rate for pro forma purposes, as compared to the actual provision made for income taxes.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                               ------------------------     --------------------------
                                               DECEMBER 30,  JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                                   2000         2000            2000          2000
                                               ------------------------     --------------------------
                                                     (in thousands,               (in thousands,
                                                    except per share            except per share
                                                         data)                        data)
            Pro forma operating income           $    871     $    951        $  1,559      $  1,115
                                                 ========     ========        ========      ========

            Pro forma income before income tax   $  1,082     $  1,183        $  2,083      $  1,365
                                                 ========     ========        ========      ========
            Pro forma net income                 $    628     $    686        $  1,208      $    790
                                                 ========     ========        ========      ========
            Pro forma net income per share:
                Basic                            $   0.03     $   0.03        $   0.05      $   0.04
                                                 ========     ========        ========      ========
                Diluted                          $   0.03     $   0.03        $   0.05      $   0.03
                                                 ========     ========        ========      ========
            Weighted average shares
            outstanding:
                Basic                              25,089       22,914          25,258        21,622
                Diluted                            25,089       24,376          25,937        22,872


LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2000, we had cash and cash equivalents of approximately $9.1 million compared to cash and cash equivalents of $14.5 million at July 1, 2000. The decrease in cash since the end of the prior fiscal year primarily resulted from the period-to-period variability or fluctuations in the timing of our collectibles auctions. We generally pay consignors to our auctions on the 45th day following the close of an auction. Between the close of an auction and the payment to consignors, we collect amounts due from the successful bidders, which causes our cash and cash equivalent balances to increase. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances between fiscal periods. At July 1, 2000, we had collected most of the proceeds due from several large auctions that had been conducted during the fourth quarter of fiscal 2000, but had not yet paid consignors to those auctions, which accounted for our relatively high cash and cash equivalent balances as of that date. We paid consignors to those auctions approximately $11 million after July 1, 2000. As a result of auctions that have been conducted thereafter, we generated additional cash balances of approximately $6 million that, as of December 30, 2000 were owed to consignors to those auctions, which was $5 million less than amounts owed to consignors at July 1, 2000. Because the variability of the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances will be subject to similar significant fluctuations in subsequent reporting periods.

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

        Cash used in operating activities was $2,545 for the six-month period ended December 30, 2000 as compared with cash used in operating activities of $428 for the six-month period ended January 1, 2000. During the six months ended December 30, 2000, cash was provided by net income, decreases in accounts receivable and non-cash charges for amortization and depreciation. Approximately $5.5 million of cash was used to reduce consignor payables. Cash also was used for inventory purchases; primarily, a large U.S. currency collection that was sold in December by our Lyn Knight Currency Auctions Division. However, because of our revenue recognition policies, only a portion of the revenues from that sale was recognized in the quarter and six months ended December 30, 2000.

        Net cash used in investing activities was $2.0 million for the six-month period ended December 30, 2000 and consisted of expenditures for fixed assets, primarily related to our facility move in November 2000, and to the cash acquisition of Odyssey Publications in July 2000. For the prior year's comparable period, $529,000 was used for the acquisition of fixed assets, primarily computer-related equipment.

        In the six months ended December 30, 2000, net cash of $950,000 was used in financing activities for the purchase of 500,000 of our shares common stock pursuant to an open market and private stock repurchase program approved by the Board of Directors. That program authorized purchases of up to 500,000 shares of our common stock. For the six-month period of the prior fiscal year, cash of $302,000 was provided by the exercise of a stock option, and $21,360 was received from our initial public offering, net of expenses.

        We believe that our existing cash balances and internally-generated funds will be sufficient to finance our operations and financing requirements, and we do not expect any material changes in the sources of cash to fund our operations, during the next twelve months. However, our capital requirements could change as a result of any of a number of factors, including our growth rate, the need to increase inventory of collectibles for auction, capital expenditures for leasehold improvements in our new facility. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

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

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position and results of operations.

        Effective July 2, 2000, the Company adopted FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. (FIN 44). FIN 44 clarifies, among other issues, (a) the definition of employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan; (c) the accounting consequence of various modifications to the terms of a previously-fixed stock option award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed above in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and described under the caption "Factors That Could Affect Our Future Performance" contained in "Item 1 - DESCRIPTION OF BUSINESS," in our Annual Report on Form 10-K for the fiscal year ended July 1, 2000 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Annual Report that could adversely affect our future performance, include the risk that the popularity of collectibles will decline or an economic slowdown or contraction will negatively impact the demand for collectibles or grading and authentication submissions; temporary popularity of certain collectibles could cause revenues to fluctuate; limited supplies of high-end collectibles could reduce the revenues we could generate from our auctions or reduce our margins on auction sales; the possibility of incurring losses on owned collectible inventories; lack of adequate returns on new business opportunities; possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuation or our inability to sell certain collectibles in a timely manner; increased competition; the risk that our operating results will fluctuate; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and the adoption or implementation of government regulations that could cause operating costs to increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

        Due to the cash balances maintained by the Company, we are exposed to risk of changes in short-term interest rates. At December 30, 2000, we had approximately $9.1 million in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

        The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on December 5, 2000. At that meeting stockholders voted on the following matters: (i) the election of five directors to serve for a term of one year; and (ii) approval of an amendment to our 1999 Stock Incentive Plan to increase the number of shares issuable thereunder from 1,748,575 to 2,998,575 shares. The election of directors was uncontested and all five of the nominees of the Company's Board of Directors were elected. The amendment to the 1999 Stock Incentive Plan also was approved. Set forth below are the results of the voting on those two matters.


        (1)    ELECTION OF DIRECTORS:

                                                              VOTES
                                                    -----------------------
               NOMINEE                                 FOR        WITHHELD
               -------                              ----------    ---------
               David G. Hall                        21,985,732      35,050
               Q. David Bowers                      21,872,338     148,444
               Roger W. Johnson                     21,985,732      35,050
               Van D. Simmons                       21,985,732     148,444
               Ben A. Frydman                       21,985,732      35,050


        (2) AMENDMENT OF 1999 STOCK INCENTIVE PLAN TO INCREASE THE NUMBER OF SHARES ISSUABLE UNDER THAT PLAN FROM 1,748,575 TO 2,998,575
               SHARES:



                     FOR                AGAINST           ABSTENTIONS           BROKER NON-VOTES
                 -----------          ----------          -----------           ----------------
                 21,750,370            265,552               5,860                     0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


         (a)   Exhibits.
               --------

               Exhibit 27.   Financial Data Schedule.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended December 30, 2000.

                                   SIGNATURES


        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    COLLECTORS UNIVERSE, INC.


Date:  February 9, 2001                             /s/     DAVID G. HALL
                                                    ---------------------
                                                    David G. Hall, Chairman and
                                                    Chief Executive Officer


Date:  February 9, 2001                             /s/      GARY N. PATTEN
                                                    -----------------------
                                                    Gary N. Patten, President
                                                    and Chief Financial Officer

                                INDEX TO EXHIBITS





        Exhibit 27.   Financial Data Schedule