Form 10-Q
period 2001-03-31
COLLECTORS UNIVERSE INC
filed 2001-05-11
CIK 1089143

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



                  CLASS                    OUTSTANDING AT APRIL 27, 2001
                  -----                    -----------------------------
        COMMON STOCK $.001 PAR VALUE.                 24,969,699

================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets March 31, 2001 and June 30, 2000............       3

             Condensed Consolidated Statements of Income for the three and nine months ended
               March 31, 2001 and April 1, 2000................................................       4

             Condensed Consolidated Statements of Cash Flows for the nine months ended
               March 31, 2001 and April 1, 2000................................................       5

             Notes to Condensed Consolidated Financial Statements..............................       6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations......................................................................      10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................      18


PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K and Exhibits.....................................      19

SIGNATURES.....................................................................................      S-1

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                                              MARCH 31,      JUNE 30,
                                                                                2001           2000
                                                                              ---------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  8,755       $14,580
  Accounts receivable, net                                                      11,701        10,157
  Auction consignment advances                                                   1,447         1,693
  Inventories, net                                                               7,363         7,415
  Prepaid expenses and other                                                     1,133           933
  Refundable income taxes                                                           --           388
  Deferred taxes                                                                   350           350
                                                                              --------       -------
        Total current assets                                                    30,749        35,516
Property and equipment, net                                                      1,935         1,616
Other assets                                                                       480           519
Goodwill, net                                                                   16,541        17,920
Deferred taxes                                                                     661           661
                                                                              --------       -------
                                                                              $ 50,366       $56,232
                                                                              ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                 302       $   485
  Consignor payable                                                              5,532        11,244
  Accrued liabilities                                                            1,297         1,124
  Accrued compensation and benefits                                                551           540
  Income tax payable                                                               507            --
  Deferred revenue                                                               1,137         1,724
                                                                              --------       -------
        Total current liabilities                                                9,326        15,117
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares authorized;
   no shares issued or outstanding                                                  --            --
  Common stock, $.001 par value; 45,000 shares authorized; issued
   and outstanding: 24,970 at March 31, 2001 and 25,429 at June 30, 2000            25            25
  Additional paid-in capital                                                    41,148        41,056
  Treasury stock, at cost                                                       (1,027)           --
  Retained earnings                                                                894            34
                                                                              --------       -------
        Total stockholders' equity                                              41,040        41,115
                                                                              --------       -------
                                                                              $ 50,366       $56,232
                                                                              ========       =======


      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                               --------------------  --------------------
                                               MARCH 31,   APRIL 1,  MARCH 31,   APRIL 1,
                                                 2001        2000     2001         2000
                                               ---------   --------  ---------   --------
Net revenues                                    $16,614    $12,321    $41,314    $31,048
Cost of revenues                                  9,432      6,870     23,439     15,162
                                                -------    -------    -------    -------
Gross profit                                      7,182      5,451     17,875     15,886

Selling, general and administrative expenses      5,132      4,346     14,266     13,666
Amortization of goodwill and intangibles            412        243      1,385        637
Impairment of goodwill                               --         --        906         --
Stock-based compensation                             13         15         39         48
                                                -------    -------    -------    -------
Total operating expenses                          5,557      4,604     16,596     14,351

Operating income                                  1,625        847      1,279      1,535
Interest income, net                                200        292        725        542
Other income                                          1         --         --         --
                                                -------    -------    -------    -------
Income before income taxes                        1,826      1,139      2,004      2,077

Provision for income taxes                        1,039        518      1,144      1,002
                                                -------    -------    -------    -------
Net income                                      $   787    $   621    $   860    $ 1,075
                                                =======    =======    =======    =======

Net income per share:
  Basic                                         $  0.03    $  0.03    $  0.03    $  0.05
                                                =======    =======    =======    =======
  Diluted                                       $  0.03    $  0.02    $  0.03    $  0.04
                                                =======    =======    =======    =======
Weighted average shares outstanding:
  Basic                                          24,970     24,649     25,162     22,631
  Diluted                                        25,400     26,212     25,758     23,985


      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                    NINE MONTHS ENDED
                                                                 -----------------------
                                                                 MARCH 31,      APRIL 1,
                                                                   2001           2000
                                                                 --------       --------
OPERATING ACTIVITIES:
Net Income                                                       $    860       $  1,075
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                   1,936          1,101
    Impairment of goodwill                                            906             --
    Stock-based compensation                                           39             48
  Changes in operating assets and liabilities (net
  of effects of acquired businesses):
    Accounts receivable                                            (1,544)        (1,474)
    Auction consignment advances                                      246             27
    Inventories                                                        52         (1,053)
    Prepaid expenses and other assets                                 136         (1,211)
    Accounts payable and accrued liabilities                       (5,718)           285
    Deferred revenue                                                 (648)          (177)
    Income tax payable and refundable                                 895            806
                                                                 --------       --------
      Net cash used in operating activities                        (2,840)          (573)

INVESTING ACTIVITIES:
    Capital expenditures                                             (847)          (890)
    Net cash paid for acquired businesses                            (794)        (8,300)
    Collections on note receivable                                     45             14
    Advances on note receivable                                      (415)            --
                                                                 --------       --------
      Net cash used in investing activities                        (2,011)        (9,176)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                             --            318
   Proceeds from employee stock purchases                              53             --
   Proceeds from sale of common stock                                  --         21,360
   Purchase of company common stock                                (1,027)            --
                                                                 --------       --------
      Net cash (used in) provided by financing activities            (974)        21,678

Net (decrease) increase in cash and cash equivalents               (5,825)        11,929
Cash and cash equivalents at beginning of year                     14,580          1,852
                                                                 --------       --------
Cash and cash equivalents at end of period                       $  8,755       $ 13,781
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                    $     --       $     --
Income taxes paid                                                $    939       $    747

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:
During the nine-month periods ended March 31, 2001 and April 1, 2000, the Company acquired businesses, as follows:

Fair value of assets acquired                                    $    (25)      $ (2,619)
Cash paid in acquisition, net of cash acquired                        794          8,300
Liabilities assumed                                                    68             --
Common stock issued                                                    --          7,625
                                                                 --------       --------
Goodwill                                                         $    837       $ 13,006
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



1.      Significant Accounting Policies

        Principles of Consolidation

        The accompanying condensed consolidated financial statements as of, and for the three and nine-month periods ended, March 31, 2001 include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company" or "Collectors"). On July 14, 2000, the Company acquired Odyssey Publications, Inc. ("Odyssey"), and accordingly the accompanying condensed consolidated financial statements of the Company as of, and for the three and nine-month periods ended, March 31, 2001, include the accounts of Odyssey from the date of its acquisition.

        Unaudited Interim Financial Information

        The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as for the fiscal year ended July 1, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recent Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements under certain circumstances. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Management believes that the adoption of SAB 101 will not have a material effect on its financial position or results of operations.

        Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position and results of operations.

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


2.      INVENTORIES

        Inventories consist of the following:

                                                            MARCH 31,      JULY 1,
                                                              2001          2000
                                                            ---------      -------
        Coins and currency                                   $ 4,156       $ 4,412
        Sportscards and sports memorabilia                     2,225         1,492
        Records                                                  492           563
        Other collectibles                                       663         1,054
                                                             -------       -------
                                                               7,536         7,521
        Less inventory reserve                                  (173)         (106)
                                                             -------       -------
        Inventories, net                                     $ 7,363       $ 7,415
                                                             =======       =======

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                            MARCH 31,      JULY 1,
                                                              2001          2000
                                                            ---------      -------
        Grading reference sets                               $    47       $    40
        Computer hardware and equipment                        1,606         1,421
        Computer software                                        685           686
        Equipment                                              1,198         1,102
        Furniture and office equipment                           795           634
        Leasehold improvements                                   377           111
                                                             -------       -------
                                                               4,708         3,994
        Less accumulated depreciation and amortization        (2,773)       (2,378)
                                                             -------       -------
        Property and equipment, net                          $ 1,935       $ 1,616
                                                             =======       =======

4.      GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from 5 to 15 years. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. Based upon our analysis at December 30, 2000, we determined that the goodwill associated with our purchase, in January 1999, of the 40% ownership interest in Internet Universe, LLC, that we did not own, had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com. This change was the result of industry-wide reductions, beginning in the quarter ended December 30, 2000, in banner advertising placements and in amounts that could be charged to attract advertisers to Internet websites. Accordingly, we incurred a charge of $906 in the second fiscal quarter to reduce the carrying value of goodwill associated with our January 1999 purchase of the remaining ownership of Internet Universe to zero. This impairment charge is reflected in our auction segment

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (amounts in thousands, except per share data)
                                   (unaudited)

        reporting for the nine-month period ended March 31, 2001. The original amount of goodwill resulting from our January 1999 purchase of Internet Universe was $1,469. Amortization charges taken prior to the goodwill impairment in December 2000 were $122, $294 and $147 in fiscal 1999, 2000 and 2001, respectively. Accumulated amortization of goodwill at March 31, 2001 and July 1, 2000 was $2,214 and $1,646, respectively.

5.      NET INCOME PER SHARE

        Net income per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Net income per share for the three and nine-month periods ended March 31, 2001 and April 1, 2000 is computed as follows:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                          ----------------------    ----------------------
                                          MARCH 31,     APRIL 1,    MARCH 31,     APRIL 1,
                                            2001          2000        2001          2000
                                          ---------     --------    ---------     --------
Net income applicable to common
  stockholders                             $   787      $   621      $   860      $ 1,075
                                           =======      =======      =======      =======
Net income per share:
  Weighted average shares outstanding
  used in computation of net income
  per share:
      Basic                                 24,970       24,649       25,162       22,631
      Diluted                               25,400       26,212       25,758       23,985
  Net income per share:
      Basic                                $  0.03      $  0.03      $  0.03      $  0.05
                                           =======      =======      =======      =======
      Diluted                              $  0.03      $  0.02      $  0.03      $  0.04
                                           =======      =======      =======      =======

6.      STOCK COMPENSATION EXPENSE

        Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at an exercise price that was lower than the initial offering price.

7.      BUSINESS SEGMENTS

        We operate principally in two service segments: the authentication and grading of collectibles and sales of collectibles through auctions and direct sales. Effective for the three and nine-month periods ended April 1, 2001, the Company changed the description of its "Auction" business segment to "Collectible Sales" to more accurately reflect the business activity of this business segment. Accordingly, the description of the business segments for the three and nine-month periods ended April 1, 2000 have been changed to conform to the presentation for the three and nine-month periods ended March 31, 2001.

        We allocate operating expenses to each business segment based upon activity levels. In the fiscal year ended June 30, 2000 we allocated operating expenses to our business segments based upon head count. Accordingly, we have restated the operating income and unallocated operating expenses included in the business segment data for the three and nine-month periods ended April 1, 2000 to conform to the presentation for the three and nine-month periods ended March 31, 2001. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the Unites States.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                            THREE MONTHS ENDED MARCH 31, 2001
                                        ----------------------------------------
                                        Authentication  Collectible
                                         and Grading       Sales          Total
                                        --------------  -----------      -------
Net Revenues                               $  5,861       $ 10,753       $16,614
                                           ========       ========       =======
Operating income                           $  2,237       $    195       $ 2,432
Unallocated operating expenses                                              (807)
                                                                         -------
Consolidated operating income                                            $ 1,625
                                                                         =======


                                            THREE MONTHS ENDED APRIL 1, 2000
                                        ----------------------------------------
                                        Authentication  Collectible
                                         and Grading       Sales          Total
                                        --------------  -----------      -------
Net Revenues                               $  6,425       $  5,896       $12,321
                                           ========       ========       =======
Operating income (loss)                    $  2,490       $   (990)      $ 1,500
Unallocated operating expenses                                              (653)
                                                                         -------
Consolidated operating income                                            $   847
                                                                         =======


                                            NINE MONTHS ENDED MARCH 31, 2001
                                        ----------------------------------------
                                        Authentication  Collectible
                                         and Grading       Sales          Total
                                        --------------  -----------      -------
Net Revenues                               $ 16,507       $ 24,807       $41,314
                                           ========       ========       =======
Operating income (loss)                    $  4,560       $ (1,508)      $ 3,052
Unallocated operating expenses                                            (1,773)
                                                                         -------
Consolidated operating income                                            $ 1,279
                                                                         =======


                                            NINE MONTHS ENDED APRIL 1, 2000
                                        ----------------------------------------
                                        Authentication  Collectible
                                         and Grading       Sales          Total
                                        --------------  -----------      -------
Net Revenues                               $ 18,095       $ 12,953       $31,048
                                           ========       ========       =======
Operating income (loss)                    $  6,716       $ (3,298)      $ 3,418
Unallocated operating expenses                                            (1,883)
                                                                         -------
Consolidated operating income                                            $ 1,535
                                                                         =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The discussion in this Item 2 and in Item 3 of this Form 10-Q Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, all statements in this Form 10Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain, and our actual results in future periods may differ significantly from our expectations concerning or our projections of those results or of future business trends described in this Form 10Q. The sections below entitled Overview - "Factors Affecting Revenues and Margins" and "Additional Factors That May Affect Future Operating Results" describe some, but not all, of the factors that could cause these differences and readers of this Report are urged to read those sections in their entirety.

        The forward-looking statements contained in this Report are made only as of the date of the Report, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Factors Affecting Revenues and Margins

        Our Business. Collectors Universe provides grading and authentication services for sportscards, rare coins and vintage stamps and authentication services for autographs. We also sell collectibles through auctions and direct sales channels. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia and entertainment memorabilia, including vintage records. Our auctions are conducted utilizing a "multi-venue" format that may include in-person, Internet and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We sell rare coins, sportscards and autographs through shows, catalogs and direct sales. During the latter part of fiscal 1999 and in fiscal year 2000, we conducted weekly Internet-only auctions of consigned and owned collectibles, but these weekly Internet-only auctions were discontinued at the end of fiscal 2000.

        Revenue Recognition Policies. Grading and authentication service fees from individuals are generally prepaid, but we do extend open account privileges to certain larger dealers. We record, as deferred revenue, all pre-paid grading and authentication fees until the collectibles are graded and shipped back to the submitter, at which time, we record the grading and authentication fees as revenue and deduct those fees from deferred revenue. For dealers who have an open account status, we record revenue at the time of shipment. Grading and authentication fees vary, depending primarily on the time within which the submitter desires the grading and authentication to be completed and the item to be returned. Higher fees are charged for faster service; however, we recently introduced a reduced fee structure for in-person grading of coins valued at less than $1,500 that is conducted at collectibles shows. It has been our experience that vintage or higher value items are often submitted for faster turn-around and, therefore generate higher revenues than do more recent or less valuable items.

        For collectible sales, we record revenue at the time the collectible is delivered to the customer or shipped to the customer via common carrier. For collectibles that we own and sell at one of our auctions, we record the successful bidder amount, or "hammer," as the sale of merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for one of our auctions, we record, as commissions earned, the amounts of the buyer's and seller's fees that are payable to us. Depending upon the type of collectibles that are being auctioned, we charge successful bidders a

10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

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

        Additional factors that can affect our grading and authentication margins include (i) the mix between coin submittals and trading card submittals, because we charge more for coin grading and authentication services; and (ii) the mix between older or vintage coins and trading cards, on the one hand, and newer coins and trading cards, on the other hand, as collectors and dealers are generally willing to pay higher fees for grading and authentication of vintage items in order to obtain faster turn-around, than with respect to newer items.

        Our collectibles auctions are held periodically throughout the fiscal year. A majority of the collectibles that we sell at our auctions are consigned to us, and we generally pay the consignors the net proceeds from the sales of their collectibles 45-days following the close of an auction. Both the timing and relative size of our auctions vary depending on a number of factors, including the availability of consignments, the number and value of the items consigned, collectible shows and conventions and certain seasonal factors. As a result, the number and size of auctions we conduct can vary from quarter to quarter. Due to these and other factors, including our revenue recognition policies, we can experience significant variations, on a quarterly basis, in our auction revenue and in our cash flows. In addition, for these same reasons it is difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction activities. Also, see the discussion regarding cash flows in the section entitled "Liquidity and Capital Resources" below.

        Recent Acquisitions

        On March 10, 2000, we purchased substantially all of the assets of the coin auction and retail coin businesses of Bowers and Merena ("Bowers and Merena") for $10.0 million in cash and 1,000,000 shares of our common stock. On July 14, 2000, we acquired the business of Odyssey Publications, Inc. ("Odyssey") for $794 in cash. The operations of these businesses have been included in our operating results from the respective dates of their acquisition. Consequently, our operating results for the quarter ended March 31, 2001 include the operations of Bowers and Merena for the entire quarter, whereas our operating results for the quarter ended April 1, 2000, include only about three weeks of the operations of Bowers and Merena and do not include any of the operations of Odyssey.

RESULTS OF OPERATIONS

        NET REVENUES

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                     --------------------  --------------------
                                     MARCH 31,   APRIL 1,  MARCH 31,   APRIL 1,
                                       2001        2000      2001        2000
                                     ---------   --------  ---------   --------
                                        (in thousands)        (in thousands)
        Grading revenues              $ 5,861    $ 6,425    $16,507    $18,095
        Collectible sales revenues     10,753      5,896     24,807     12,953
                                      -------    -------    -------    -------
            Net revenues              $16,614    $12,321    $41,314    $31,048
                                      =======    =======    =======    =======

        Net revenues include: i) grading and authentication fees for sportscards, coins, autographs and stamps; ii) the prices at which owned collectibles are sold in our auctions or directly to collectors; iii) commissions earned on sales of consigned collectibles at our auctions; and iv) revenue from the publication of collectible magazines. Net revenues for the three and nine-month periods ended March 31, 2001, increased by 35% and 33%, respectively, as compared to the corresponding three and nine-month periods of the prior year. These increases were attributable to increases in collectible sales revenues of 82% in the three months, and 92% in the nine months, ended March 31, 2001. Grading revenue declined by 9% in each of those three and nine month periods, respectively.

        The increases in collectible sales revenues in the three and nine-month periods ended March 31, 2001 are primarily attributable to the acquisition of Bowers and Merena rare coin auction and direct sales businesses that occurred during the third quarter of the prior fiscal year and, to a lesser extent, the commencement in July 2000 of direct rare coin sales from a new sales unit that augments the Bowers and Merena retail coin sales activities.

        The decline in grading revenue for the three-month period ended March 31, 2001 is primarily attributable to the grading, in the prior fiscal year's third quarter, of approximately 225,000 Pokemon trading cards, the popularity of which significantly declined by the end of the Company's prior fiscal year, which ended July 1, 2000. As a result, only a small number of Pokemon cards were graded during the current year's fiscal third quarter. The 9% decline in grading revenues for the nine-month period ended March 31, 2001, compared to the prior fiscal year period, was due to the significant reduction in Pokemon card grading submissions and a mix shift to more modern sportscards versus vintage sportscards. Modern sportscards are more likely to be submitted under the Company's economy service than under its premium service category. This, in turn, reduces the Company's revenue because the grading fees for economy service are lower than for premium service. Rare and modern coin submittals were relatively constant for the current and prior fiscal year periods.

        GROSS PROFIT

                              THREE MONTHS ENDED     NINE MONTHS ENDED
                             --------------------   --------------------
                             MARCH 31,   APRIL 1,   MARCH 31,    APRIL 1,
                                2001       2000       2001         2000
                             ---------   --------   ---------    --------
                                (in thousands)          (in thousands)
        Gross profit           $7,182     $5,451     $17,875      $15,886
                               ======     ======     =======      =======
        Gross profit margin     43.2%      44.2%       43.3%        51.2%
                               ======     ======     =======      =======

        Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the acquisition cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profits increased by 32% in the three months ended March 31, 2001, and increased by 13% in the nine months ended March 31, 2001, as compared to the respective corresponding periods of the prior year. Gross profit margin declined to 43.2% in the three months ended March 31, 2001, from 44.2% in the same period of the prior year, and to 43.3% in the nine months ended March 31, 2001, from 51.2% for the same period last year. These declines in our profit margins were primarily attributable to: (i) lower grading revenues without a corresponding reduction in associated costs; (ii) the inclusion in our operating results during the current three and nine-month periods of the operations of Bowers and Merena, the gross profit margins of which were lower than Collectors' pre-acquisition composite gross profit margin; and (iii) changes in the mix of revenues during the current fiscal year to a higher proportion of auction and direct sales revenues from which we realize lower margins than on sales of consigned collectibles, and in the mix of grading and authentication submittals to a higher proportion of newer items, as compared to vintage coins and sportscards.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                 --------------------   --------------------
                                 MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                   2001        2000       2001        2000
                                 ---------   --------   ---------   --------
                                    (in thousands)         (in thousands)
        SG&A                       $5,132     $4,346     $14,266     $13,666
                                   ======     ======     =======     =======
        Percent of net revenues     30.9%      35.3%       34.5%       44.0%
                                   ======     ======     =======     =======

        Selling, general and administration ("SG&A") expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased by 18% in the three months, and 4% in the nine months, ended March 31, 2001, as compared to the respective corresponding periods of the prior year. However, SG&A expenses declined as a percentage of net revenues to 30.9% and 34.5% in the three and nine months ended March 31, 2001, respectively, from 35.3% and 44.0%, respectively, for the same respective periods of the prior year. The reduction in SG&A, as a percentage of net revenues, is primarily attributable to the revenue increases generated in the three and nine-month periods of the current fiscal year, which grew at a greater rate than did actual SG&A expenses.

        In November 2000, we relocated our principal offices to a new and larger facility near our original offices. After giving effect to the owner's moving allowance, this relocation did not result in any material incremental expenses in the three and nine-month periods ended March 31, 2001, although it did cause some disruption in our grading operations, which resulted in some lost efficiencies during the second fiscal quarter ended December 30, 2000. For the current fiscal quarter ended March 31, 2001, rent expense was approximately $400 higher than the prior year's quarter because of duplicate facility rent during this quarter, higher rent on our new facility and rent expense of the businesses we acquired in prior periods. In subsequent quarters, rent expense is expected to be approximately $200 higher than prior year periods because of the new facility rent.

        AMORTIZATION OF GOODWILL AND INTANGIBLES

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                 --------------------   --------------------
                                 MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                   2001        2000       2001        2000
                                 ---------   --------   ---------   --------
                                    (in thousands)         (in thousands)
        Amortization of goodwill
          and intangibles           $412       $243       $1,385     $  637
                                    ====       ====       ======     ======
        Percent of net revenues     2.5%       2.1%         3.4%       2.1%
                                    ====       ====       ======     ======

        Amortization of goodwill and intangibles consists of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over the respective 3-year terms of those agreements. Amortization expense for the three and nine months ended March 31, 2001 was $412 and $1,385, respectively, as compared to $243 and $637, respectively, for the corresponding periods last year. These increases primarily resulted from the acquisition of Bowers and Merena and, to a lesser extent, our acquisition of Odyssey Publications. As described below, during the second quarter of the current fiscal year, the Company wrote-off certain goodwill that reduced quarterly goodwill amortization expense by approximately $74 for the third fiscal quarter ended March 31, 2001. This reduced amortization expense will be reflected in subsequent reporting periods.

        IMPAIRMENT OF GOODWILL

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                 --------------------   --------------------
                                 MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                   2001        2000       2001        2000
                                 ---------   --------   ---------   --------
                                    (in thousands)         (in thousands)
        Impairment of goodwill      $ --       $ --        $906       $ --
                                    ====       ====        ====       ====
        Percent of net revenues     0.0%       0.0%        2.2%       0.0%
                                    ====       ====        ====       ====

        In January 1999, we increased our ownership of Internet Universe, LLC to 100% by purchasing the 40% ownership interest that we did not already own. In connection with that acquisition, we recorded goodwill of $1,469. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. Based upon our analysis at December 30, 2000, we determined that the goodwill associated with that January 1999 purchase had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry-wide reductions, that became apparent in the quarter ended December 30, 2000, in banner advertising placements and in amounts that could be charged to attract advertisers to Internet websites. Accordingly, we incurred a charge of $906 in the quarter ended December 31, 2000 to reduce the carrying value of the Internet Universe goodwill to zero. This impairment charge is reflected in our collectible sales segment reporting for the nine-month period ended March 31, 2001.

        STOCK-BASED COMPENSATION

        Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company's initial public offering at a price that was lower than the low-end of the estimated pricing range.

        INTEREST INCOME

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                 --------------------   --------------------
                                 MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                   2001        2000       2001        2000
                                 ---------   --------   ---------   --------
                                    (in thousands)         (in thousands)

        Interest income, net        $200       $292        $725       $542
                                    ====       ====        ====       ====
        Percentage of net revenues  1.2%       2.4%        1.8%       1.7%
                                    ====       ====        ====       ====

        Interest income is generated on cash balances that we invest primarily in a highly liquid money market funds. Those cash balances are the result of the net proceeds from our initial public offering completed in November 1999 and internally generated cash flow. Our cash balances fluctuate from quarter to quarter because of the variability in the timing and size of our auctions and in the number of grading and authentication submittals. Additionally, in March 2000, we used $10 million of our cash as partial consideration for the acquisition of Bowers and Merena, and in July 2000, we used approximately $800 to acquire Odyssey Publications. See the discussion of the primary causes of the fluctuations in our cash balances that are described below under the caption "Liquidity and Capital Resources."

INCOME TAXES

        Income taxes were provided for at a 57.1% combined federal and state income tax rate for the nine months of the current fiscal year, which reflects the non-deductibility, for income tax purposes, of certain goodwill amortization charges and $906 for the impairment of goodwill. We anticipate that this will be the effective tax rate for the entire year ending June 30, 2001. For the nine months of prior year, income taxes were provided for at a combined federal and state income tax rate of 48.2%, which reflects the effect of the non-deductibility of certain goodwill charges and other permanent tax differences. Our statutory income tax rate as a California-based company is approximately 40.8% without consideration for any permanent tax differences.

PRO FORMA OPERATING RESULTS, EXCLUDING AMORTIZATION OF GOODWILL AND INTANGIBLES
    AND STOCK-BASED COMPENSATION

        The following pro forma operating data excludes non-cash charges for amortization of goodwill and intangibles, stock-based compensation, and impairment of goodwill and assumes a 42% effective income tax rate for all periods presented. The pro forma information is not a presentation made in accordance with generally accepted accounting principles. The pro forma information should not be considered in isolation or as a substitute for operating income, income before income tax, net income, net income per share or cash flows presented in accordance with generally accepted accounting principles. While the pro forma information is used as a measure of operations, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. The calculations of pro forma operating income, pro forma income before income tax, pro forma net income, and pro forma net income per share are shown below:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                         ----------------------    ----------------------
                                         MARCH 31,     APRIL 1,    MARCH 31,     APRIL 1,
                                           2001          2000        2001          2000
                                         ---------     --------    ---------     --------
                                             (in thousands,           (in thousands,
                                         except per share data)    except per share data)
Operating income, as reported             $ 1,625      $   847      $ 1,279      $ 1,535
   Amortization of goodwill and
      intangibles                             412          243        1,385          637
   Stock-based compensation                    13           15           39           48
   Impairment of goodwill                      --           --          906           --
                                          -------      -------      -------      -------

Pro forma operating income                  2,050        1,105        3,609        2,220
   Interest income, net                       200          292          725          542
   Other income                                 1           --           --           --
                                          -------      -------      -------      -------

Pro forma income before income tax          2,251        1,397        4,334        2,762
Pro forma income tax                          945          587        1,820        1,160
                                          -------      -------      -------      -------

Pro forma net income                      $ 1,306      $   810      $ 2,514      $ 1,602
                                          =======      =======      =======      =======

Pro forma net income per share:
   Basic                                  $  0.05      $  0.03      $  0.10      $  0.07
                                          =======      =======      =======      =======
   Diluted                                $  0.05      $  0.03      $  0.10      $  0.07
                                          =======      =======      =======      =======

Weighted average shares outstanding:
   Basic                                   24,970       24,649       25,162       22,631
   Diluted                                 25,400       26,212       25,758       23,985

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, we had cash and cash equivalents of approximately $8.8 million compared to cash and cash equivalents of $14.6 million at July 1, 2000. The decrease in cash and cash equivalents since the end of the prior fiscal year primarily resulted from the period-to-period variability or fluctuations in the timing of our collectibles auctions. We generally pay consignors to our auctions on the 45th day following the close of an auction. Between the close of an auction and the payment to consignors, we collect amounts due from the successful bidders, which causes our cash and cash equivalent balances to increase. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances between fiscal periods. At July 1, 2000, we had collected most of the proceeds due from several large auctions that had been conducted during the fourth quarter of fiscal 2000, but had not yet paid consignors to those auctions, which accounted for our relatively high cash and cash equivalent balances as of that date. We paid consignors to those auctions approximately $11 million after July 1, 2000. As a result of auctions that have been conducted thereafter, we generated additional cash balances of approximately $6 million that, as of March 31, 2001 were owed to consignors to those auctions, which was $5 million less than amounts owed to consignors at July 1, 2000. Because the variability of the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances, and our outstanding consignor payables, will be subject to similar significant fluctuations in subsequent reporting periods.

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

        Cash used in operating activities was $2,840 for the nine-month period ended March 31, 2001, as compared with cash used in operating activities of $573 for the nine-month period ended April 1, 2000. During the nine-month period ended March 31, 2001, cash was provided by net income, increases in income tax payable and non-cash charges for amortization and depreciation. Cash was used to reduce consignor payables and for higher accounts receivable balances, primarily attributable to auctions that were held during the third fiscal quarter, for which payment had not been received.

        Net cash used in investing activities was $2,011 for the nine-month period ended March 31, 2001 and consisted of expenditures for fixed assets, primarily related to our facility move in November 2000, and to the cash acquisition of Odyssey Publications in July 2000. In addition, $415 was used for an advance to a related party. In the prior year's comparable period, $8,300 was used as the partial cash consideration for the acquisition of Bowers and Merena. In addition, $890 was used for the acquisition of fixed assets, primarily computer-related equipment.

        In the nine-month period ended March 31, 2001, net cash of $1,027 was used in financing activities for the purchase of 500,000 shares of our common stock pursuant to an open market and private stock repurchase program approved by the Board of Directors. The stock repurchase program was concluded during the current third fiscal quarter, with the repurchase of the 500,000 shares of common stock. For the nine-month period of the prior fiscal year, $21,360 was received from our initial public offering, net of expenses, and $318 was received from the exercise of stock options.

        We believe that our existing cash balances and internally-generated funds will be sufficient to finance our operations and financing requirements, and we do not expect any material changes in the sources of cash to fund our operations, during the next twelve months. However, our capital requirements could change as a result of any of a number of factors, including our growth rate and the need to increase inventory of collectibles for auction or sale. Depending on our growth and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements under certain circumstances. The Company will be required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Management believes that the adoption of SAB 101 will not have a material effect on its financial position or results of operations.

        Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position and results of operations.

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

        Due to the cash balances maintained by the Company, we are exposed to risk of changes in short-term interest rates. At March 31, 2001, we had approximately $8.8 million in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

        The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

                                   PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


         (a)   Exhibits.

               None

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                   SIGNATURES


        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           COLLECTORS UNIVERSE, INC.


Date:  May 11, 2001                        /s/ DAVID G. HALL
                                           ------------------------------------
                                           David G. Hall, Chairman and
                                           Chief Executive Officer


Date:  May 11, 2001                        /s/ GARY N. PATTEN
                                           ------------------------------------
                                           Gary N. Patten, President
                                           and Chief Financial Officer