Form 10-K
period 2001-06-30
COLLECTORS UNIVERSE INC
filed 2001-09-25
CIK 1089143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _______ TO _____
                         COMMISSION FILE NUMBER 0-27887

                            COLLECTORS UNIVERSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      33-0846191
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)
1921 E. ALTON AVENUE, SANTA ANA, CALIFORNIA                      92705
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (949) 567-1234
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

        INDICATE, BY CHECK MARK, WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

        INDICATE, BY CHECK MARK, IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

        AS OF SEPTEMBER 10, 2001, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $19,365,385.

        AS OF SEPTEMBER 10, 2001, A TOTAL OF 24,995,740 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THE FORM 10-K IS INCORPORATED BY REFERENCE FROM REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING WHICH IS EXPECTED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE OCTOBER 30, 2001.

                            COLLECTORS UNIVERSE, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
     PART I
                    Item 1.    Business......................................................     1
                    Item 2.    Properties....................................................     15
                    Item 3.    Legal Proceedings.............................................     16
                    Item 4.    Submission of Matters to a Vote of Security Holders...........     16
                               Executive Officers of Registrant..............................     17
     PART II
                    Item 5.    Market for Collectors Universe's Common Stock and Related
                                    Stockholder Matters .....................................     18
                    Item 6.    Selected Consolidated Financial Data..........................     18
                    Item 7.    Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations .....................     21
                    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....     30
                    Item 8.    Financial Statements and Supplementary Data...................     31
                    Item 9.    Changes in and Disagreements with Accountants on ..Accounting
                               and Financial Disclosure......................................     56
     PART III
                    Item 10.   Directors and Executive Officers..............................     57
                    Item 11.   Executive Compensation........................................     57
                    Item 12.   Security Ownership of Certain Beneficial Owners
                                     and Management .........................................     57
                    Item 13.   Certain Relationships and Related Transactions................     57
     PART IV
                    Item 14.   Exhibits, Financial Statement Schedules, and Reports
                                  on Form 8-K................................................     58

SIGNATURES                     ..............................................................     59

INDEX TO EXHIBITS              ..............................................................     61

                           FORWARD-LOOKING STATEMENTS

        This Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption "Item I -- Description of Business -- Certain Factors That Could Affect Our Future Performance" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

                                     PART I

ITEM 1.  BUSINESS

COLLECTORS UNIVERSE - OVERVIEW

        Collectors Universe is a leading provider of value-added services to dealers and collectors of high-end collectible coins, sportscards, currency, stamps, sports and entertainment memorabilia, autographs and other collectibles. Our reputation and the breadth of our value-added services facilitate commerce in collectibles by providing collectors and dealers with the confidence to buy and sell high-end collectibles, sight unseen, at Internet and telephonic auctions that we, and others, conduct and by making the collecting experience more exciting and memorable.

        - SERVICE. We authenticate the genuineness of collectible coins, sportscards, autographs and stamps, and we grade the quality of collectible coins, sportscards and stamps in accordance with consistently applied uniform standards so that buyers can have the assurance that the collectibles they are purchasing are genuine and are of the quality represented by the sellers.

        - CONTENT. We compile and publish authoritative information about the rarity, quality and trading history of high-end collectibles that make collectors and dealers more informed purchasers and sellers and which adds to the excitement of the collecting experience.

        - COMMERCE. We conduct premium multi-venue auctions at which dealers and collectors are able, in person, by mail, via the telephone and on the Internet, to buy and sell rare or valuable collectibles (which we sometimes refer to as "high-end collectibles"). We also operate an online collectibles marketplace, at www.collectors.com., where collectors and dealers can buy high-end collectibles and where they can access the information we publish before making their purchase and sale decisions. We also operate co-branded websites with e-Bay and Yahoo, that facilitate the purchase and sale of collectibles at their online auction sites by enabling buyers and sellers of collectibles visiting their auction sites to access our authentication and grading services and our collectibles content.

        We generate revenues from fees paid for authentication and grading services provided to our customers, typically ranging from $6 to $30 per item. We also generate revenues from commissions paid by both buyers and sellers when we sell collectibles that have been consigned to us for auctioning ("consigned collectibles"), the total of which generally ranges from 15% to 25% of the sales prices of the collectibles, and from the sales of collectibles that we purchase for resale at our auctions or through retail sales ("purchased collectibles" or "owned collectibles"). When we sell owned collectibles in one of our auctions, we receive a buyer's fee at the same rate as charged for consigned collectibles sold in our auctions.

        We have developed some of the leading brand names in our collectibles market:

        - "PCGS" ("Professional Coin Grading Service"), which is the leading coin grading and authentication service in the United States;

        - "PSA" ("Professional Sports Authenticators"), which is the leading sportscard grading and authentication service in the United States;

        - "Bowers and Merena," which is a leading auctioneer of rare and collectible coins in the United States; and

        - "Lyn Knight Currency Auctions," which is a leading auctioneer of rare and collectible currencies.

THE HIGH-END COLLECTIBLES MARKET OPPORTUNITY

        We believe that, over time, the high-end collectibles market will continue to grow as a result of increased nostalgia for memorabilia, an increase in leisure and disposable income, the desirability of owning collectibles and investor confidence that collectibles will appreciate in value. We also believe that the convenience and efficiency of the Internet will stimulate further growth in the high-end collectibles market. It is also our view that this growth is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value collectibles and trading forums or venues that enable buyers and sellers of collectibles to maximize the value of their collectibles. As a provider of these services to the collectibles markets, we have the opportunity to benefit directly from such growth in terms of increased demand for our services.

DEVELOPMENTS SINCE OUR INITIAL PUBLIC OFFERING

        We completed our initial public offering in November 1999, selling 4,000,000 shares of common stock and raising, net of offering expenses, approximately $21,400,000. In January 2000, we extended our authentication and grading services into the rare and collectibles stamp market, launching Professional Stamp Experts ("PSE"), our stamp authentication and grading division, which complements our other two authentication and grading divisions, PCGS (coins) and PSA (sportscards).

        In furtherance of our strategy to become the leader in each of our collectibles markets, in March 2000, we acquired the rare coin auction and direct sales businesses of Bowers and Merena, one of the largest and most respected rare coin auction companies in the United States, to complement our Lyn Knight Rare Currency division, which is a leading rare currency auction company in the country. In addition, we have combined the auction operations of our Kingswood Coin Auctions Divisions with that of Bowers and Merena, to further strengthen our position in the rare coin market.

        During fiscal 2000, we also acquired the operations of James Spence Autographs, one of the foremost sports autograph authorities in the United States who has the know-how and skills to identify, with a high degree of accuracy, forged autographs from genuine autographs. That acquisition has enabled us to offer autograph authentication services to collectors of sports memorabilia. In July 2000, we also acquired the business of Odyssey Publications, the publisher of Autograph Collectors Magazine, and during fiscal 2001 we expanded its operations to include the sale of celebrity and historical autographs and memorabilia. The autograph market in the U.S. is very fragmented and is plagued by forged autographs offered across most channels of distribution, including the Internet, which has been an obstacle to the growth of this collectibles market. We believe that these acquisitions will enable us to facilitate commerce within this collectibles market among dealers and collectors and, in turn, generate new sources of revenue for our business.

        In June 2000, we discontinued the conduct of weekly Internet auctions because they failed to meet management's profitability goals. We are continuing, however, to offer an Internet venue to collectors and dealers who participate in our premium collectibles auctions and to offer publications and content to collectors via our website at www.collectors.com.

        During fiscal 2001, we established a retail rare coin sales unit at our offices in Santa Ana, California that works in conjunction with Bowers and Merena's retail sales operations conducted in Wolfeboro, New Hampshire. This West Coast retail operation is headed by Van Simmons, a founder of our predecessor company and the former president of David Hall Rare Coins and Collectibles, which we operate as one of our divisions.

        We also transferred publication of our Sports Market Report, that previously had been published and distributed to members of our PSA Collectors Club, to Odyssey Publications, which augments its existing publication, Autograph Collectors Magazine. Then, in April 2001, Odyssey Publications commenced distribution of the Sports Market Report as a national magazine with distribution in numerous outlets, including Borders, Barnes & Noble, convenience stores, specialty outlets and grocery stores. This national distribution supplemented the continued distribution of the Sports Market Report to our PSA Collectors Club members.

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

        In the sportscard market, misrepresentations of authenticity and quality were also a barrier to market growth. Using the skills and credibility we established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our authentication and grading services has improved the marketability of sportscards by removing the barrier created by misrepresentations of authenticity or quality. The sportscard market continuously creates new collectibles as card companies produce new cards and variations. Moreover, when athletes create interest or achieve new records or milestones or become popular, demand for authentication and grading of their cards increases. Although the most valuable cards are the vintage cards from players such as Honus Wagner, Babe Ruth, Joe DiMaggio and Mickey Mantle, modern cards have become very popular as collectors try to obtain the cards of new generations of sports heroes. An example of the popularity of modern cards can be seen in the recent price of a Tiger Woods' trading card that sold for $125,000. The card was graded a "gem mint" 10 by our card grading service, PSA.

        Based upon our success in establishing grading for coins and sportscards, in January 2000 we launched grading of U.S. stamps through Professional Stamp Experts (PSE). Although stamp authentication and grading is in its infancy, we believe stamp grading can gain a degree of market acceptance as it has for coin and sportscards.

        By means of our recent acquisition of James Spence Autographs, we are now offering authentication services for sports autographs and memorabilia. As recent published reports have indicated, the autograph market, and particularly the sports autograph market, is prone to forgeries. Operation Bullpen conducted by the FBI and other law enforcement agencies uncovered widespread misrepresentation as to the genuineness of sports memorabilia. We believe the demand for our vintage authentication services will grow as collectors increasingly rely on independent third parties for determining the genuineness of sports and entertainment collectibles. We offer another authentication service, PSA/DNA, that certifies autographed sports collectibles at the time of signing or when used during a sporting event. This service uses a proprietary authentication system that incorporates a holographic, tamper-evident label in conjunction with a special marking ink that is essentially non-recreatable.

        COLLECTIBLE COMMERCE. We conduct premium auctions of high-end collectible coins, currency, sportscards and sports memorabilia, rare records, entertainment and historical memorabilia. Our premium auctions utilize a "multi-venue" auction format that allows buyers and sellers to select the bidding format that is the most convenient and comfortable for them. These auction formats include various combinations of mail-in-bids, telephone, Internet and live bidding. Our premium auction companies, include Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Lyn Knight Currency Auctions for U.S. Currency, Superior Sportscard Auctions for vintage sportscards and sports memorabilia, Good Rockin' Tonight for rare records and entertainment memorabilia and Odyssey for entertainment and historical memorabilia. Several of our auction companies are prominent within their respective collectibles market.

        In 1999, Bowers and Merena auctioned the 1804 Childs Silver Dollar for $4,100,000, the highest price at which a U.S. Coin has been sold at auction. Lyn Knight Currency Auctions holds the record for the highest gross auction sales at any single auction of U.S. currency at $6,500,000.

        In conjunction with our auction commerce, we also sell high-end collectible coins and autographs through direct retail sales, catalogs and via the Internet on our website at www.collectors.com. These "e-Shops" are expected to become a more important component of our direct retail sales activities in the future.

        In addition to auctions and direct sales of collectibles, we also participate in e-commerce through co-branded websites with e-Bay and Yahoo. These co-branded websites offer our authentication and grading services to their users and also direct them to our website for price guides on certain collectibles, rarity reports, verification of previously authenticated collectibles and other commerce opportunities.

        CONTENT AND PUBLICATIONS. We publish authoritative price guides, rarity reports and other collectible information. In July 2000, we acquired Odyssey Publications. Odyssey publishes the nationally distributed Autograph Collectors Magazine and is considered to be a leading authority within the entertainment and historical autograph market. We also publish the monthly Sports Market Report for primary distribution to our 11,000 PSA Collectors Club members. In April 2001, Odyssey commenced distribution of the Sports Market Report as a national magazine to numerous outlets, including Borders, Barnes & Noble, and to convenience stores, specialty outlets and grocery stores. We believe our price guides, rarity information and authentication information has commercial potential, and we are exploring various business opportunities to generate additional revenues from our databases and publications.

OUR BUSINESS STRATEGY

        Our objective is to create an integrated provider of collectible services to the high-end collectibles markets. To achieve this objective we intend to:

        CROSS-SELL OUR SERVICES AND PRODUCTS TO OUR ESTABLISHED CUSTOMER BASE. Our experience has shown that collectors of one kind of collectible frequently are interested in other types of collectibles. As a result, we develop and conduct programs designed to cross-sell our services and products to our customer base of dealers and collectors.

        PENETRATE OTHER COLLECTIBLES MARKETS FOR AUTHENTICATION AND GRADING. There are other high-end collectibles markets in which growth has been hampered due to the absence of independent authentication and grading services. As a result, one of our strategies is to use our reputation and expertise in coins and sportscards to penetrate new markets. During fiscal 2000, we launched the grading of rare and collectible stamps and the authentication of autographs and other sports memorabilia. We also believe that authentication and grading services can be extended to serve different tiers of presently served markets.

        LEVERAGE BRAND NAMES. We have established leading brands within select collectibles markets, including PCGS, PSA, Bowers and Merena, Lyn Knight Currency Auctions, Superior Sportscard Auctions, Good Rockin' Tonight and PSA/DNA. We intend to use the reputations of these brands to promote Collectors Universe as the premier factor in the high-end collectibles industry. Our new stamp authentication and grading service, PSE, is leveraging the reputation of our other grading services to gain credibility within the stamp collectibles market.

        ACQUIRE COMPLEMENTARY BUSINESSES. The collectibles markets are fragmented, and therefore we seek opportunities to acquire complementary businesses to augment our growth and to penetrate new markets to consolidate niches within these markets.

        FORM STRATEGIC PARTNERSHIPS. We have entered into strategic partnerships with eBay, Yahoo and others to promote the Company's services, and we will continue to seek out other strategic opportunities to expand our business and open new markets.

        EXPAND INTERNATIONALLY. We believe the market for authenticated and graded collectibles can be geographically expanded to the PacRim and European markets. During fiscal 2001, we signed an exclusive distribution agreement with a Japanese company to authenticate and grade sportscards published and distributed in Japan. We intend, over the next several years, to pursue other international opportunities for coins, sportscards, stamps, autographs and memorabilia.

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

        DECLINES IN GENERAL ECONOMIC CONDITIONS COULD AFFECT OUR OPERATING RESULTS. The availability of discretionary or disposable income is an important factor in the willingness and ability of individuals to purchase, and the prices that they are willing to pay for, high-end collectibles. Additionally, declines in purchases and sales of collectibles usually also results in declines in utilization of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do affect our operating results by (i) reducing the commissions we are able to generate on sales of collectibles, (ii) reducing the frequency at which collectors submit their coins, sportscards and other collectibles for authentication and grading, (iii) causing declines in the value of collectibles that we hold in our inventory, (iv) reducing the ability and willingness of customers to pay outstanding accounts receivable. One countervailing factor is that during economic downturns, the value of gold and other precious metals tends to increase, which can lead to increases in the sales prices of collectible coins.

        TEMPORARY POPULARITY OF SOME COLLECTIBLES COULD CAUSE OUR REVENUES TO FLUCTUATE. Temporary consumer popularity or "fads" among collectors may lead to short term or temporary increases in the volume of collectibles that we authenticate and grade and auction or sell. These trends may result in significant fluctuations in our operating results from one quarter to the next. Any decline in the popularity of the collectibles we authenticate and grade and auction or sell, as a result of changes in consumer trends, could harm our business. In particular, the market for authentication and grading of sportscards is relatively new, and the volume of sportscards we receive has fluctuated significantly in the last two years. There is no guarantee that the level of trading in sportscards will not continue to decline from current levels.

        In addition, there is a possibility that baseball players will strike against Major League Baseball (MLB) before or during the 2002 season. Our sportscard grading service would be adversely impacted by a baseball strike through reduced submissions of baseball cards for grading.

        THERE ARE LIMITED SUPPLIES OF COLLECTIBLES. Our business is substantially dependent upon obtaining collectible coins, sportscards, records and other high-end collectibles for authentication, grading and auction. We depend upon dealers and collectors submitting collectibles for authentication and grading, and there is no guarantee that the current rates of grading and authentication submissions will remain stable or increase. Although there are numerous dealers and collectors from whom we are able to obtain collectibles for our auctions, there are only a limited number of dealers with the capacity to submit high-end collectibles for auction on a regular basis. A change in our relationships with suppliers or dealers could negatively impact our ability to obtain or auction high-end collectibles in the quantities and at the times we desire. This could impair our ability to attract a sufficient number of people interested in high-end collectibles to our auctions, which would lead to reductions in our revenues and a decline in our operating results. See "Inventory and Working Capital" elsewhere in this Item 1.

        VARIABILITY OF OUR OPERATING RESULTS. Our operating results are and can be significantly affected by the frequency and size of our high-end collectibles auctions. The timing, frequency and size of those auctions cannot be fixed, because scheduling of those auctions depends on when sufficient consignments of collectibles can be obtained to justify the holding of such auctions. In addition, as a result of revenue recognition policies that apply to auctions, under generally accepted accounting principles auction revenue generated in a particular accounting period may not be recognized until the subsequent accounting period. As a result, our auction revenue, and therefore our operating results, often varies from period to period. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Report.

        WE MAY INCUR LOSSES ON OUR COLLECTIBLES INVENTORY. In addition to auctioning collectibles on consignment, we owned some items sold in our auctions and own almost all the items we sell at retail. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we were unable to resell these purchased collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles were to decline, our revenues and operating results would decline. See "Inventory and Working Capital" elsewhere in this Item 1.

        OUR INVESTMENT AND EXPANSION IN NEW COLLECTIBLES MARKETS MAY NOT GENERATE ADEQUATE RETURNS. We have expanded into new collectibles markets, offering authentication and grading services in the collectible stamp market and authentication services in the autograph sports memorabilia market for the first time. Those services may not find market acceptance by dealers and collectors in those markets as they have in the coin and sportscard markets. In addition, standards for authenticating and grading stamps and authenticating autographs are not well established, which increases the risks of errors in grading and authentication that could make it difficult to establish the creditability of such services on which the success of those businesses is dependent. As a result, we may not generate acceptable returns, and we could incur losses on our investments in these new businesses.

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

        INCREASED COMPETITION COULD AFFECT OUR FINANCIAL PERFORMANCE. Our auction and retail businesses are highly competitive. We compete directly with other auction companies that specialize in and have an industry reputation for hosting premium collectibles auctions, including Sotheby's, Inc., Christie's, Inc. Mastronet and Heritage Capital Corporation. These competitors each have the ability to attract buyers to their auctions as a result of their reputation and the quality collectibles they obtain through their industry connections. In addition, other reputable auction companies that do not presently engage in auctions for coins or sportscards, or other collectibles that are the focus of our business, may decide to enter our markets to compete with us. Some companies have greater name recognition and have greater financial and marketing resources than we do. Our retail sales business is highly competitive with hundreds of competitors, some of whom are larger and enjoy greater name recognition than our company. Additionally, although there are few major competitors in the collectibles authentication and grading markets, competition also is intense in these markets. Increases in competition could adversely affect our pricing and profit margins and our ability to achieve further growth. See "Competition" elsewhere in this Part I.

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

SERVICES AND CUSTOMERS

        AUTHENTICATION AND GRADING OF COLLECTIBLES. We offer authentication and grading services for coins, sportscards and stamps. Using proprietary grading software developed by us, our teams of trained and experienced authenticators and graders determine the authenticity of an item submitted and then assign a numeric grade to the item based upon its quality. After the item is graded, it is usually encapsulated in a tamper-evident plastic holder. Customers for our authentication and grading services include individual collectors, dealers and, to a limited extent, wholesalers and manufacturers.

        We also offer authentication services for vintage sports autographs and signed sports memorabilia. After an item of memorabilia is determined to be authentic, it is entered into our database, with a digital picture for future reference, and issued a certificate of authenticity. Customers for our authentication services are primarily individual collectors and dealers. We also offer authentication services for "signed-in-the-presence" autographs and sports memorabilia, in which we use our proprietary PSA/DNA authentication system to affix a holographic label and/or special ink to the item that marks the item as genuine.

        PCGS COIN GRADING OPERATIONS. Since our inception in 1986, we have graded more than 7,000,000 coins with a declared insured value of more than $9.0 billion. We authenticate and grade approximately 500,000 coins per year and, depending on the customer's requested turnaround time, we typically charge between $7 and $30 per coin for this service. We have graded, either before or after sale, four of the five highest priced U.S. coins ever sold at public auction, including an 1804 silver dollar that was purchased for approximately $4,100,000. We also have been named as the official grading service of the Professional Numismatists Guild, the most prominent non-profit national coin dealer trade organization.

        Our grading of coins involves a very exacting and standardized process. We receive coins from dealers and collectors and enter them into our proprietary computerized inventory system which tracks the coins at every stage of the grading process. The coins are graded by experts with years of coin grading experience who follow our benchmarked grading standards. Coins enter the grading process without any markings that could identify the owner of the coin ensuring that our graders are completely objective. Graders also examine the coins independently from one another. Based upon the type of coin and the results of the grading process, our proprietary software determines whether additional graders will examine the coin to assign a final grade. The coin is then sonically sealed in our specially-designed holder, which also encases the grade, the description of the coin and the PCGS hologram and brand name. The coin, grade and description are then verified by one or more experts who have the authority to resubmit the coin for further review, if necessary. Only after the grading phase is complete is the coin reunited with its invoice, thus keeping the grading process independent of the identity of the owner and the history of the coin.

        PSA SPORTSCARD GRADING OPERATIONS. Our PSA Division first started grading sportscards in 1991 and has graded over 4 million sportscards with a declared value of more than $0.6 billion. We employ authentication and grading procedures and provide warranties of accuracy that are similar to the procedures employed and warranties given in authentication and grading of coins. In addition to baseball cards, we authenticate and grade football, hockey and basketball sportscards and other collectible cards. We typically charge between $6 and $20 per card for our authentication and grading service, depending on the customer's requested turnaround time.

        We experienced a rapid increase in grading submissions between fiscal 1999 and fiscal 2000. However, during the 4th quarter of fiscal 2000, sportscard submissions started to decline from a quarterly rate of approximately 520,000 cards to approximately 310,000 cards per quarter for the last three-quarters of fiscal year ended June 30, 2001. This decrease in submission rates is tied, in part, to a reduction in resell prices for sportscards, particularly modern sportscards, which reduces the economic incentive to have such lower valued sportscards graded.

        OTHER AUTHENTICATION AND GRADING SERVICES. We commenced stamp authentication and grading and sports autograph authentication during fiscal 2000. The volume of submissions through fiscal 2001 has not been material, and since these services are new to the markets, we cannot predict when or even whether they will gain market acceptance.

        HIGH-END COLLECTIBLES AUCTIONS AND SALES. We conduct premium auctions for high-end collectibles, including coins, currency, sportscards and sports memorabilia, rare records, entertainment and historical memorabilia. All of our premium auctions offer multi-venue bidding that includes varying combinations of Internet, telephone, mail and in-person formats. While the number of premium auctions varies each year, we typically conduct approximately 20 premium auctions each fiscal year.

        Customers for our premium auctions are generally individual collectors and dealers. At those auctions we sell collectibles that are consigned to us by dealers and collectors ("consigned collectibles") and, to a lesser extent, collectibles that we purchase for resale at our auctions ("purchased collectibles" or "owned collectibles"). We also make direct and catalog sales primarily of purchased collectibles.

        We generate revenue from our auctions in the form of commissions from both buyers and sellers of consigned collectibles and from sales of purchased collectibles that we sell and buyer's commissions on the sale of purchased or owned collectibles. Commissions from the sale of consigned collectibles vary but are generally between 15% to 25% of the sales price of the collectible. We charge buyers a commission on the sale of owned collectibles that varies but is generally between 10% and 15% of the sales price. Revenues from the sale of owned collectibles were $23,200,000 and $11,900,000 in fiscal 2001 and fiscal 2000, respectively. Commissions revenues from the sale of consigned and owned collectibles were $6,200,000 and $5,000,000 in fiscal 2001 and fiscal 2000, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

        PREMIUM AUCTIONS. Premium auctions feature special or unique collectibles that are sold in a multi-venue auction formats. In some of our premium auctions, we utilize "callback bidding" where bidders can choose to be called back by a phone operator immediately after the close of the first auction phase to be given the opportunity to participate in the final bidding phase.

        We require consignors in our premium auctions to ship their collectibles to us prior to auction. We photograph and prepare descriptions for all items consigned to us for auction and compile and publish a catalog of all items to be auctioned in advance of each of our premium auctions. Collectors can, thus, view all of the collectibles to be auctioned, along with complete descriptions, either by visiting our website and viewing online, or by ordering a catalog in hardcopy format. At the conclusion of the auction, we handle shipping and payment transactions.

        DIRECT AND CATALOG SALES. We also make sales of high-end collectibles at fixed prices at our website, at industry shows, by e-mail, newsletters, catalogs and by other direct sales programs to customers that prefer purchasing collectibles at fixed prices rather than acquiring them at auctions. We have a regular database of customers to whom we make direct and catalog sales, which include individual collectors.

        PUBLICATIONS AND CONTENT. We publish authoritative price guides and rarity reports for certain collectibles, including coins, currency and sportscards. This information is available on our website and in our publications that are distributed throughout the year. These publications include:

        PRICE GUIDES. We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the value of the 3000 most actively-traded U.S. coins with information dating back to 1970. We compile and publish this information in a widely recognized collectible coin index, the CU3000.

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

        ARTICLES. Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectible. We write informative articles and publish them on our website. A sense of community is also important to collectors. We, therefore, encourage our users to communicate and to write articles that can be made available to all collectors.

        HISTORICAL CONTENT. Collecting is often about history, and, in many instances, the collectible's history is what makes it valuable. In our catalogs, and in other publications, we provide short histories about unusual and rare collectibles that add to the attractiveness and excitement of purchasing such items.

        NEWS. We provide the information that collectors and dealers need to track recent events, trends and developments in the collectibles markets we serve. For example, new collectibles are constantly being created, some collectibles increase in popularity and other collectibles sell at record prices.

CUSTOMER SUPPORT

        We devote significant resources to providing personalized, customer service and support in a timely manner. Customers can check the status of their grading submissions at our Internet website, or they can use our automated interactive telephone system. In addition, customers or prospective buyers can confirm the authenticity of the over 11 million collectibles we have graded. Customers also can choose to telephone or e-mail our general support staff. We also make available specialists and experts who are able to address virtually any issues our customers may encounter when using our services.

INVENTORY AND WORKING CAPITAL

        Our inventory consists exclusively of collectibles held for sale in our auctions and through direct sales. In our premium auctions, the majority of the collectibles sold are consigned to us, but we do sell collectibles owned by us, particularly sportscards, rare records and entertainment memorabilia. Collectibles sold through direct sales or catalog are usually owned by us. The supply of high-end collectibles is limited, and the timing of their availability in sufficient quantity to support our premium auctions and direct sales is uncertain. We, therefore, purchase inventory to insure availability and to take advantage of the opportunities to acquire high-end collectibles at favorable prices. In some circumstances, we may purchase a large "collection" of inventory with the intent of selling it in multiple future auctions. Therefore, our inventories are exposed to potentially limited turnover and valuation risks associated with fluctuations in their market prices. The Company periodically reviews its inventories and takes reserves against potential valuation loss. To date, the Company has not experienced material losses due to decreases in market value for collectibles held in inventory.

        Historically, fees for authentication and grading were generally prepaid or paid at the time the item was submitted. However, during fiscal 2001, we significantly extended open account privileges to our dealers, which reduced the number of prepaid submissions. Prepayments for services are recorded as deferred revenue until the service is completed and the item is returned. In prior fiscal years, prepaid submittals have provided us with a consistent source of cash and improved our working capital position. For the fiscal year ended June 30, 2001, deferred grading revenue, that is, cash paid in advance of performing the grading service, was $288,000 as compared to $1,306,000 at June 30, 2000. We advance, to certain consignors in our premium auctions, funds in anticipation of selling their collectibles at auction. We generally charge market rates of interest for such advances and hold their consignment as collateral. This practice is common in the market for higher-end collectibles and is used to attract consignments to our auctions. At June 30, 2001, we had advanced $1,897,000 to consignors.

        The timing of premium auctions can have a significant impact upon our working capital. We generally pay consignors 45-days after the close of any auction but collect, all, or essentially all, the receivables from an auction prior to payment to the consignors. This 45-day auction cycle can cause significant fluctuations in the Company's cash balances and working capital position.

MANUFACTURING AND SUPPLIERS

        We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items, and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. We do not have "back-up" dies for its injection molded parts, and we rely on one supplier for these requirements. In the event that this supplier experiences a protracted production stoppage, we would not be able to service all of our customers.

OPERATIONS AND TECHNOLOGY

        We utilized proprietary software for our authentication, grading, order tracking, order processing and certain database functions. During fiscal 2001, we attempted to interface our proprietary grading software with our company-wide enterprise software system and determined that this was not feasible without considerable cost and possible technical risk. Because of these system limitations, we investigated alternative enterprise software systems and decided to replace both our proprietary grading software and our current enterprise software system. We anticipate that the new software system, composed of newly re-written grading software, enterprise software system and web "backbone" software will be installed October 1, 2001. Total cost of this new software, and related hardware, will be approximately $900,000, of which, approximately $50,000 was expensed during fiscal 2001, and approximately $150,000 will be expensed during the first half of fiscal 2002. Approximately $700,000 will be capitalized and amortized over a 3 to 5 year life.

COMPETITION

        There are three main competitors in coin grading, Numismatic Guaranty Corporation of America, Independent Coin Grading and ANACS, a subsidiary of Amos Press, Inc. and a few minor competitors. In sportscard grading, there are also two main competitors, Beckett and Sportscard Grading Corporation, but numerous smaller competitors. The sportscard grading market attracts new competitors every year and, every year, several competitors disappear from the market. In July 2001, a new competitor entered the sportscard grading market, SCD Authentic, a division of Krause Publications. We believe that PCGS and PSA have the largest market share in each of their respective markets, but barriers to entry into the authentication and grading market are relatively low, especially into the sportscard grading market. However, the development of a brand name that buyers and sellers will rely on for making "sight-unseen" purchases can take several years to develop, and collectors tend to favor grading services that have an established reputation and whose grading standards tend to support the highest price in the market.

        Our traditional auction business is also highly competitive. We compete directly with other companies that specialize in collectibles and have an industry reputation for hosting premium collectibles auctions. Our competitors in traditional auction markets include Heritage Numismatic Auctions, Currency Auctions of America, recently purchased by Heritage, Mastro Fine Sports Auctions, Greg Manning Auctions and numerous smaller auction companies that compete in our markets for coins, sportscards and sports memorabilia, currency, rare records, autographs, and other types of collectibles. In addition, other reputable and much larger auction companies such as Sotheby's, Christie's and Butterfield & Butterfield, which do not specialize in, but do conduct auctions for collectibles that our Company specializes in, are potential competitors. In addition, other significant auction companies that do not presently engage in auctions for coins or sportscards or other collectibles that are the focus of our business may decide to enter our markets to compete with us. These companies have greater name recognition than us and have access to more financial and marketing resources than we do. We believe that the principal competitive factors in the traditional auction business are the reputation of the Company hosting the auction, the hosting party's ability to attract buyers to the auction and the quality of collectibles available for sale at the auction.

        In addition to these traditional auction companies, several companies have developed sales, auctions and trading over the Internet. While these Internet e-commerce companies generally host auctions or sell collectibles that have lower average selling prices than our collectibles sold at auction, several of them are much larger and have greater financial resources than our Company. These companies include eBay and, to a lessor extent, Yahoo and Amazon. In addition, several large companies sell specialty consumer products, including collectibles through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. These companies include QVC, Home Shopping Network and Shop At Home. They generally have substantial financial resources and, while their current collectible offerings tend to be less focused and at lower prices than our collectible offerings, there can be no guarantee that they will not become significant competitors in the future.

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

        The following table sets forth a list of our trademarks, both unregistered and registered, that are currently being used in the conduct of our business:

                    UNREGISTERED MARKS                                 REGISTERED MARKS
-----------------------------------------------------------------    ---------------------
Coin Universe                         Bowers and Merena Galleries    Collectors Universe
Collectors.com                        Kingswood Coin Auctions        PCGS
Lyn Knight Currency Auctions          Sports Collectors Universe     PSA
Superior Sportscard Auctions          Currency Universe              PSA/DNA
Bowers and Merena Auctions            Record Universe                Good Rockin' Tonight

        We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

GOVERNMENT REGULATION

        Numerous states, including the State of California in which our headquarters is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. We must comply with each state's requirements when conducting in-person auctions and are required to collect sales tax depending on the collectible sold and manner in which title changes. The Company conducts multi-venue auctions in which the customer may bid, in-person, over the telephone or on the Internet through our website. At this time, it has not been determined if a state or governmental body could claim authority over a multi-venue auction for purposes of complying with "auctioneering" laws or the collection of sales tax.

EMPLOYEES

        As of June 30, 2001, we had 177 full-time employees and 49 part-time employees. Included in this total were 113 in grading and authentication, 62 in collectible sales and auction, 6 in website development, 4 in sales and marketing and 41 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

        We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000. This new facility exceeds our space requirements, and we are seeking to sublet a portion of the facility.

        We also lease a 6,500 square foot office in Wolfeboro, New Hampshire; a 3,700 square foot office in Lenexa, Kansas; a 3,200 square foot office in Traverse City, Michigan; a 1,500 square foot office in Orwigsburg, Pennsylvania and a 2,900 square foot office in Corona, California.

ITEM 3. LEGAL PROCEEDINGS

        We may become a party to various lawsuits and arbitrations from time to time. At June 30, 2001, we were not party to any legal proceedings that we believe are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF REGISTRANT


      NAME                       AGE   POSITIONS
      ----                       ---   ---------
David G. Hall.................   54    Chairman of the Board, Chief Executive Officer and Director

Gary N. Patten................   54    President, Chief Financial Officer and Secretary

David E. Gioia................   51    Vice President, Marketing

Q. David Bowers...............   62    President, Bowers and Merena Division and .Director

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

                                     PART II

ITEM 5. MARKET FOR COLLECTORS UNIVERSE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock has been listed on the Nasdaq National Market, trading under the symbol CLCT, since November 4, 1999, when we commenced our initial public offering of common stock. The following table sets forth high and low closing prices for our common stock, as reported by the Nasdaq National Market for each of the fiscal quarters in the fiscal years ended on June 30, 2001 and 2000, beginning from November 4, 1999:


             FISCAL 2001                                       HIGH                LOW
             -----------                                       ----                ---
             First Quarter                                     4.67               2.50
             Second Quarter                                    2.56               1.53
             Third Quarter                                     2.19               1.44
             Fourth Quarter                                    2.20               1.45

             FISCAL 2000                                       HIGH                LOW
             Second Quarter (from Nov. 4, 1999)                9.00               6.00
             Third Quarter                                    10.13               6.00
             Fourth Quarter                                    6.97               2.42

        The Company had 124 holders of record of its common stock and approximately 1,993 beneficial owners on June 30, 2001.

DIVIDENDS AND SHARE REPURCHASES

        We do not intend to declare or pay cash dividends in the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion.

        Pursuant to an open market and private stock repurchase program approved by the Board of Directors, from September 25, 2000 through December 28, 2000, the Company purchased 500,000 of its shares at an average price of $2.04 per share. Although we do not currently have plans to do so, depending on market conditions and the alternatives for which the Company's cash may be used, the Board of Directors may consider adopting additional stock repurchase programs in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The consolidated statements of operations data and balance sheets data for each of the fiscal years shown, include the operations of Collectors Universe, Inc. and its predecessor, Professional Coin Grading Service, Inc. The consolidated statements of operations data for the fiscal year ended and balance sheet data at June 30, 2001, also include the operations of Odyssey Publication from the date of acquisition, July 18, 2000. The consolidated statements of operations data for the fiscal year ended and balance sheet data at June 30, 2000, also include the operations of Bowers and Merena from the date of acquisition, March 10, 2000. The consolidated statements of operations data for the fiscal year ended and balance sheet data at June 30, 1999, also include the operations of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin Auctions, LLC from February 5, 1999, when those operations were acquired by Collectors Universe. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except share and per share data)

                                                                     YEARS ENDED JUNE 30,
                                              ------------------------------------------------------------------
   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 DATA:(1)       2001          2000(5)        1999           1998         1997
                                              --------       --------      --------       --------      --------
                            Net revenues      $ 52,384       $ 42,374      $ 22,563       $ 10,989      $  9,393
                        Cost of revenues        30,604         20,185         8,654          2,915         2,651
     Selling, general and administrative
                                expenses        19,903         18,553        13,124          7,135         6,228
     Stock-based compensation expense(2)            51             61         1,244             --            --
                  Impairment of goodwill           906             --            --             --            --
                Amortization of goodwill         1,798          1,070           337             33            --
                                              --------       --------      --------       --------      --------
       Income (loss) before income taxes           (56)         3,092          (794)           886           541
 Provision (benefit) for income taxes(3)           593          1,550          (624)            13            36
                                              --------       --------      --------       --------      --------
                    Net income (loss)(4)      $   (649)      $  1,542      $   (170)      $    873      $    505
                                              ========       ========      ========       ========      ========
            Net income (loss) per share:
                                   Basic      $  (0.03)      $   0.07      $  (0.01)      $   0.05      $   0.03
                                              ========       ========      ========       ========      ========
                                 Diluted      $  (0.03)      $   0.06      $  (0.01)      $   0.05      $   0.03
                                              ========       ========      ========       ========      ========
    Weighted average shares outstanding:
                                   Basic        25,114         23,330        17,644         16,064        16,217
                                              ========       ========      ========       ========      ========
                                 Diluted        25,114         24,575        17,644         16,064        16,217
                                              ========       ========      ========       ========      ========

                     BALANCE SHEET DATA:
               Cash and cash equivalents      $  5,874       $ 14,580      $  1,852       $    612      $    372
                         Working capital        20,485         20,399         2,316            975           346
                            Total assets        46,868         56,232        15,540          3,104         2,513
                    Stockholders' equity        39,550         41,115        10,098          1,562         1,070

--------

(1) Consolidated Statements of Operations Data are not comparable for all periods shown. On July 18, 2000, we acquired the publishing business of Odyssey Publications. On March 10, 2000, we acquired the operating assets of Bowers and Merena. On February 5, 1999, we acquired the auction businesses of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin auctions LLC and acquired an additional 40% membership interest in Superior Sportscard Auctions LLC. Additionally, on January 25, 1999, we acquired an additional 40% membership interest in Internet Universe LLC.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and related notes included elsewhere herein.

OVERVIEW

        Collectors Universe provides grading and authentication services for sportscards, rare coins and vintage stamps. We also offer authentication services for sports autographs and signed sports memorabilia. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia, vintage records, entertainment and historical memorabilia. Our auctions are conducted utilizing a "multi venue" format that may include in-person, Internet, mail and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards and autographs through shows, catalogs and direct sales. During the latter part of fiscal 1999 and fiscal year 2000, we conducted weekly Internet auctions of consigned and owned collectibles, but these auctions were discontinued at the end of fiscal 2000.

        We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment. For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 45 days following the auction. In certain limited circumstances, we offer extended payments to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commission earned, the amount of the buyer's and seller's fees. Depending upon the type of collectible auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

        Historically, grading fees have generally been prepaid, although we have offered open account privileges to numerous larger dealers. In order to improve our competitive position, we expanded open account privileges to smaller dealers throughout fiscal 2001. When the collectibles market began to soften in the latter part of fiscal 2001, some of our customers experienced cash flow difficulties, and our accounts receivable delinquency rate increased. In the first quarter of fiscal 2002, we re-evaluated our credit policies and reduced open account privileges to our dealer customer base.

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

        Our auctions are held periodically throughout the fiscal year. The number and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the consignments that we receive for our auctions. For this reason, our auction revenue can vary, sometimes significantly, from quarter to quarter. Additionally, under our revenue recognition policies, we do not recognize auction revenues until the items sold at an auction are shipped or delivered to the winning bidders. Since those items generally are not shipped to the winning bidders until payment is received from them, which can take up to 45 days after completion of an auction, revenue generated from auctions conducted near the end of a fiscal period often cannot be reported until the succeeding fiscal period, which contributes to the period-to-period variability in our auction revenues. These circumstances also make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

        Our cash flow is also affected by the number and timing of the auctions we conduct. Generally, cash payments from the winning bidders for the items sold at an auction are collected during the 45 days following its completion. Then, at the end of that 45-day period, we generally pay the cash to the consignors of the items sold at the auction, less the auction commissions earned by us. As a result, we generally have significant cash inflows during the 45 days following completion of a large auction and significant cash outflow thereafter until this auction cycle resumes.

        The Company generates substantially all of its revenues from the collectibles market segment, which primarily relies on discretionary consumer spending. During the last quarter of fiscal year 2001, which ended on June 30, 2001, and extending into the first quarter of the current fiscal year, the Company experienced lower revenues from grading submissions, the sale of owned collectibles and fees earned on the sale of consigned collectibles. The Company believes these lower revenues reflect, at least in part, the impact of recent unfavorable economic conditions on consumer spending. If these unfavorable economic conditions persist, it is likely that they will adversely affect the Company's operating results and financial condition in future periods, as well.

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net revenues:


                                             FISCAL YEARS ENDED JUNE 30,
                                          -------------------------------
                                           2001         2000         1999
                                          -----        -----        -----
Net revenues                              100.0%       100.0%       100.0%
Cost of revenues                           58.4%        47.6%        38.4%
                                          -----        -----        -----
Gross profit                               41.6%        52.4%        61.6%
Operating expenses:
   Selling, general & administrative       38.0%        43.8%        58.1%
   Stock-based compensation                 0.1%         0.1%         5.5%
   Impairment of goodwill                   1.8%
   Amortization of goodwill                 3.4%         2.6%         1.5%
                                          -----        -----        -----
Total operating expenses                   43.3%        46.5%        65.1%
Operating income (loss)                    (1.7%)        5.9%        (3.5%)
Interest income, net                        1.6%         1.8%         0.1%
Other, net                                   --         (0.4%)       (0.1%)
                                          -----        -----        -----
Income (loss) before income taxes           0.1%         7.3%        (3.5%)
Provision (benefit) for income taxes        1.1%         3.7%        (2.7%)
                                          -----        -----        -----
Net income (loss)                          (1.2%)        3.6%        (0.8%)
                                          =====        =====        =====


        NET REVENUES. Net revenues increased 24% to $52,400,000 in fiscal 2001 from $42,400,000 in the prior year. Collectible sales revenues increased 75% to $31,400,000 in fiscal 2001 from $18,000,000 in the prior fiscal year; while grading and authentication revenues declined by 14% to $21,000,000 in the current fiscal year from $24,400,000 in fiscal 2000. Collectible sales revenue represented 60% and 43% of total revenues, while grading and authentication revenue represented 40% and 57% of total revenues, for fiscal 2001 and 2000, respectively. The 14% decrease in grading revenues in fiscal 2001 occurred primarily because of lower sportscard submissions and, to a lesser extent, lower average grading fees for coin grading submissions. The reduction in sportscard submissions in fiscal 2001 was caused by several factors, including (i) reduced submissions by sportscard manufacturers for "bulk" grading; (ii) the absence in fiscal 2001 of submissions for grading of Pokeman cards, which were very popular in fiscal 2000; and (iii) a reduction in the resell price of modern sportscards, which reduced the economic incentive to have these cards graded and sold. In addition, sportscard grading revenue was negatively impacted by a decline in "vintage" sportscard submissions, which tend to use a higher priced grading service rate because of the value of these sportscards. However, because of the much lower submission rates for bulk grading, which are the lowest cost grading service offered by the Company, the average grading fee for sportscard submissions actually increased approximately 5% in fiscal 2001 over the prior fiscal year. The average price for coin grading declined from the prior year primarily because of a higher proportion of modern submittals versus vintage submittals. Grading fees for modern coins are generally lower than grading fees for vintage coins, and this causes the average selling price to decline. For fiscal 2001, the average grading fee for coins declined approximately 6%, while submission rates were stable.

        The 75% increase in collectibles sales revenues in fiscal 2001 was due to several diverse factors, including (i) the fact that fiscal 2001 included a full year of operations of Bowers and

Merena, which we acquired in March 2000, as compared to only about three months in fiscal 2000, which added approximately $10,000,000 of incremental revenue in fiscal 2001; (ii) our acquisitions of James Spence Autographs and Odyssey Publications which added approximately $2,600,000 to revenues in fiscal 2001; and (iii) increases in retail and auction sales of owned collectibles in fiscal 2001.

        During the fourth quarter of fiscal 2001, we experienced an abrupt decline in grading and authentication submissions and a weakening in collectible sales, which we believe was caused, at least in part, by the slowdown in the economy and a reduction in consumer demand for collectibles. Our grading and authentication revenues declined by 29%, as compared to the fourth quarter of fiscal 2000 and declined by 25%, as compared to the third quarter of fiscal 2001. Likewise, collectible sales revenues for the fourth quarter of fiscal 2001, while up 31%, as compared to the same quarter the prior fiscal year, declined 38%, as compared to the third quarter of fiscal 2001.

        Net revenues increased 88% to $42,400,000 in fiscal 2000 from $22,600,000 in fiscal 1999. Grading and authentication revenues increased 38% to $24,400,000 in fiscal 2000 from $17,700,000 in fiscal 1999, primarily due to significantly higher sportscard grading submittals, which were partially offset by lower average grading prices for coin submittals. Authentication and grading revenues represented 57% of total revenues for fiscal 2000, compared to 78% of total revenues for fiscal 1999. Collectible sales revenues increased 269% to $18,000,000 in fiscal 2000 and represented 43% of total revenues compared to 22% of total revenues for fiscal 1999. This increase in collectible sales revenues was attributable to 1) a $5,000,000 increase in premium auction sales for records, sportscards, coins and currency; 2) a $3,400,000 increase in weekly Internet auctions; 3) $3,400,000 relating to the acquisition of Bowers and Merena in March, 2000; and 4) $1,300,000 in sales of commemorative British gold coins.

        GROSS PROFIT. Our gross profit margin (gross profits as a percentage of revenues) declined to 41.6% in fiscal 2001 from 52.4% in the prior fiscal year. That decline was due primarily to (i) a change in the mix of revenues to a higher proportion of collectible sales revenue and a lower percentage of grading revenue on which we generally realize higher margins than on sales of collectibles; (ii) provisions made to establish bad debt and inventory valuation reserves and customer allowances in response to weakening economic conditions; and (iii) increases in direct labor costs associated with grading operations which were partially offset by lower production and warranty expenses.

        In fiscal 2000, although our gross profit increased to $22,200,000 from $13,900,000 in fiscal 1999. because of increases in grading and in collectibles sales revenues, our gross profit margin declined to 52% in fiscal 2000 from 62% in fiscal 1999. That decline in gross profit margin was attributable primarily due to a change in the mix of our revenues to a higher proportion of collectible sales revenues, on which we realize lower profit margins than on grading revenue and also due to an increase in the percentage of owned collectibles sold versus consigned collectibles sold, on which we realize higher margins than on sales of owned collectibles.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (SG&A) primarily include wages and payroll-related expenses, advertising and promotional expenses, travel-related expenses, facility and security expenses, outside service charges and other general administrative expenses. Overall, SG&A increased 7% in fiscal 2001 to $19,900,000 from $18,600,000 the prior fiscal year, due primarily to the inclusion in fiscal 2001 of the operating expenses of the acquired businesses and, to a lesser extent, increases in facility rent, salaries and marketing expenses, which were significantly offset by a $2,800,000 reduction in expenses that resulted from the discontinuation of our weekly Internet operations. However, as a percent of total revenue, SG&A expenses decreased to 38% in the current fiscal year from 44% in fiscal 2000, primarily because revenues increased at a much greater rate, 24%, as compared to SG&A expenses.

        In fiscal 2000, SG&A increased 41% to $18,600,000 from $13,100,000 in fiscal 1999 but declined, as a percent to revenues, to 44% from 58% in fiscal 1999. The reduction, as a percent to revenues, was due to the 88% increase in revenues for fiscal 2000 over fiscal 1999. Higher SG&A expenses in 2000 were attributable to higher personnel expenses, information systems expenses, web development costs and related operating expenses.

        AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles consists of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and non-competition agreements over the respective 3-year terms of those agreements. Amortization expense for fiscal 2001 was $1,798,000 as compared to $1,070,000 for fiscal 2000. This increase results from the acquisition of Bowers and Merena and, to a lesser extent, the acquisition of Odyssey Publications. During fiscal 2001, we wrote-off certain goodwill that reduced our goodwill charges in the current fiscal year by approximately $148,000. In fiscal 1999, the Company made certain acquisitions in February 1999 and incurred goodwill charges of $337,000.

        IMPAIRMENT OF GOODWILL. In January 1999, we increased our ownership of Internet Universe, LLC, which conducted our Internet operations, to 100% by purchasing the 40% ownership interest that we did not already own. In connection with this acquisition, we recorded goodwill of $1,469,000. Periodically, we evaluate the recoverability of goodwill and based upon our analysis at December 30, 2000, we determined that the goodwill associated with that purchase in January 1999 had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry-wide reductions in the viability of banner advertising and the rates that could be charged for this type Internet advertising. Accordingly, we incurred a goodwill impairment charge of $906,000 in fiscal 2001 resulting from reducing the carrying value of this goodwill to zero. This impairment charge is reflected in our collectible sales segment for the fiscal year ended June 30, 2001. There were no goodwill impairment charges in either fiscal 2000 or fiscal 1999.

        STOCK-BASED COMPENSATION. Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company's initial public offering at a price that was lower than the low-end of the estimated pricing range. Stock-based compensation expense was $51,000 in fiscal 2001 and $61,000 in fiscal 2000. In fiscal 1999, we incurred a charge of $1,200,000 relating to grants of stock options to collectible experts for their agreements to supply collectibles or content to us over multi-year periods.

        INTEREST INCOME. Interest income is generated on cash balances that we invest primarily in a highly liquid money market account, short-term CDs and commercial paper instruments. Interest income was $855,000 in fiscal 2001, compared with $748,000 in fiscal 2000 and $30,000 in fiscal 1999. In November 1999, we completed our initial public offering and received net proceeds of approximately $21,400,000, which accounts for the increase in interest income in fiscal 2000.

        INCOME TAXES. Through February 5, 1999, the Company elected to be taxed as an S corporation. As such, federal income taxes were payable by our shareholders individually, and no provision for federal income tax was recorded. A provision for California franchise tax was provided at a statutory rate of 1.5%, which is assessed against all California-based S corporations. On February 5, 1999, we converted to a C corporation and became subject to federal and state income taxes. For fiscal 2001, the provision for income taxes was $593,000, despite a loss from operations before income taxes. This provision for income taxes resulted from the non-deductibility, for income tax purposes, of certain goodwill amortization expenses and other permanent tax differences. For fiscal 2000, income taxes were provided at 50.1%, which also reflects the statutory rate of 40.8% for California C corporations and the non-deductibility, for tax purposes, of certain goodwill amortization charges and other permanent tax differences.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

        The following table presents unaudited quarterly financial information for each of the eight quarters beginning September 30, 1999 and ending on June 30, 2001. The information has been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results are not necessarily indicative of results that may be expected for any subsequent periods. We expect our operating results to fluctuate in the future due to a number of factors which are outside of our control.

                                                         FISCAL QUARTERS ENDED
                             ------------------------------------------------------------------------------------------------------
                               Sept.         Dec.         Mar.         June          Sept.        Dec.          Mar.         June
                                30,           31,          31,          30,           30,          31,           31,          30,
                               1999          1999         2000         2000          2000         2000          2001         2001
                             --------      --------     --------     --------      --------     --------      --------     --------
Revenues                     $  8,965      $  9,762     $ 12,321     $ 11,326      $ 12,588     $ 12,112      $ 16,614     $ 11,070

Cost of revenues                4,037         4,255        6,870        5,023         6,913        7,094         9,432        7,165
                             --------      --------     --------     --------      --------     --------      --------     --------

Gross Profit                    4,928         5,507        5,451        6,303         5,675        5,018         7,182        3,905

SG&A                            4,764         4,556        4,346        4,887         4,987        4,147         5,132        5,637
Amortization of goodwill          195           199          243          433           487          486           412          413
Impairment of goodwill             --            --           --           --            --          906            --           --
Stock-based compensation           15            18           15           13            12           14            13           12
                             --------      --------     --------     --------      --------     --------      --------     --------
Total Operating Expenses        4,974         4,773        4,604        5,333         5,486        5,553         5,557        6,062

Operating income (loss)           (46)          734          847          970           189         (535)        1,625       (2,157)

Interest income, net               18           232          292          206           313          212           200          130
Other income (expense)             --            --           --         (161)           --           (1)            1          (33)
                             --------      --------     --------     --------      --------     --------      --------     --------

Income (loss) before
  income taxes                    (28)          966        1,139        1,015           502         (324)        1,826       (2,060)

Provision (benefit) for
  income taxes                     27           457          518          548           234         (129)        1,039         (551)
                             --------      --------     --------     --------      --------     --------      --------     --------
Net Income (Loss)            $    (55)     $    509     $    621     $    467      $    268     $   (195)     $    787     $ (1,509)
                             ========      ========     ========     ========      ========     ========      ========     ========


LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, we had cash and cash equivalents of $5,874,000 compared to cash and cash equivalents of $14,580,000 at June 30, 2000. The decrease in cash and cash equivalents since the end of the prior fiscal year primarily resulted from the variability and/or fluctuations in the timing of our collectible auctions, the portion of owned versus consigned collectibles sold in each auction and the relative size of those auctions. We generally pay consignors to our auctions on the 45th day following the close of an auction. Between the close of an auction and payment to the consignors, we collect amounts due from the successful bidders, which causes our cash and cash equivalent balances to increase until the consignors at those auctions are paid. Depending upon the number of auctions held in any given time period, the relative size of those auctions and the content of the auctions as to owned and consigned collectibles, this auction "cycle" can cause significant fluctuations in our cash balances between fiscal periods. At June 30, 2000, we had collected most of the proceeds due from several large auctions that were essentially composed of all consigned collectibles, but we had not paid the consignors at those auctions, which accounted for our relatively high cash and cash equivalent balances as of that date. We paid the consignors at those auctions approximately $11,000,000 subsequent to June 30, 2000, which significantly reduced our cash balances. Because of the variability of the timing, the size and collectible content of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances, and outstanding consignor payables, will be subject to significant fluctuations in subsequent reporting periods.

        Cash used in operating activities was $5,711,000 in fiscal 2001, compared to cash provided by operating activities of $2,162,000 in fiscal 2000. In fiscal 2001, cash was used to increase inventories by $1,907,000, primarily currency and entertainment memorabilia, to fund a $6,979,000 reduction in consignor payables and a $973,000 reduction in deferred revenue, and a $504,000 increase in income taxes refundable. Partially offsetting these cash uses was a reduction in accounts receivable of $1,493,000 and non-cash charges for depreciation, amortization of goodwill and impairment of goodwill that aggregated $3,458,000 in fiscal 2001. Consignor payables decreased by $6,979,000 because, at the end of fiscal 2000, we had several large auctions that had been completed, but payments to consignors of collectibles at those auctions were not made until the first quarter of fiscal 2001. At the end of fiscal 2001, we also had several auctions that were completed, but payments to consignors of collectibles at those auctions had not been made as of June 30, 2001. However, the open auctions at June 30, 2001 were not nearly as large as those at June 30, 2000, and accordingly the consignor payable liability significantly decreased compared to the prior fiscal year end.

        Net cash used in investing activities was $2,028,000 in fiscal 2001, compared to net cash used of $11,223,000 in fiscal 2000. We used $1,050,000 for capital expenditures in fiscal 2001, primarily related to leasehold improvements for our new corporate office that we occupied in November 2000. We also used net cash of $814,000 in the acquisition of Odyssey Publications in July 2000. During fiscal 2001, we advanced an officer of the Company $500,000 and received payments against this advance of $300,000. In the prior fiscal year, we used $915,000 for capital expenditures, primarily computer-related equipment, and net cash of $10,308,000 for acquisitions, primarily Bowers and Merena.

        During fiscal 2001, net cash of $967,000 was used in financing activities for the purchase of 500,000 shares of our common stock pursuant to an open market and private stock repurchase program approved by the Board of Directors. In the prior fiscal year, $21,355,000 was received from our initial public offering, net of expenses, and $434,000 was received from the exercise of stock options.

        We believe that our existing cash balances and internally-generated funds will be sufficient to finance our operations and financing requirements, and we do not expect any material changes in the sources of cash to fund our operations during the next twelve months. We anticipate that during fiscal 2002 we will be making capital expenditures of approximately $750,000 for a new computer system, including new enterprise software and related computer equipment. We also are planning a large currency auction for January 2002, at which, we plan to offer for sale, by auction, an estimated $1,500,000 to $2,000,000 of currency that we own. We cannot predict the amount of that currency that we will be able to sell or the prices we will realize for the currency at that auction and, because of our normal 45-day auction cycle, currency that we do sell at the auction will not be converted into cash until the latter part of our third fiscal quarter.

        Our capital requirements during the next twelve months could change as a result of any of a number of factors, including the level of sales that we are able to generate during fiscal 2002, which will depend both on the size of and the value of the collectibles we are able to sell at our auctions, and on grading submission rates and our growth rates. In addition, as part of our business strategy, we will continue to seek out opportunities to expand our business, not only through internal growth, but also by acquisition, which could require significant cash expenditures. Depending upon these and other factors, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. We do not have a credit facility and, due to the nature of our business, it may be difficult to obtain a significant credit facility should it become advisable or necessary to do so. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted FASB 133 effective for the first quarter of its fiscal year beginning July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company's financial position and results of operations.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies, among other issues, (a) the definition of employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan;
(c) the accounting consequence of various modifications to the terms of a previously-fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 had no effect on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 142), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS

142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $16,146,000. Amortization expense during the year ended June 30, 2001 was $1,798,000. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

        The Company is exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2001, we had approximately $5,900,000 in cash and cash equivalents. These funds are primarily invested in a highly liquid money market fund, and interest earned is re-invested in the same fund. The Company is exposed to the risk of declining short-term interest rates, but this risk is not considered material by the Company.

        The Company has no activities that would expose it to foreign currency exchange rate risks or commodity price risks.

                           FORWARD-LOOKING STATEMENTS

        This Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption "Item I -- Description of Business -- Certain Factors That Could Affect Our Future Performance" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                                           Page
                                                                                           ----
Independent Auditors' Report...........................................................     32

Consolidated Balance Sheets at June 30, 2001 and 2000..................................     33

Consolidated Statements of Operations for the years ended
    June 30, 2001, 2000 and 1999.......................................................     34

Consolidated Statements of Stockholders' Equity........................................     35

Consolidated Statements of Cash Flows for the years ended
    June 30, 2001, 2000 and 1999.......................................................     36

Notes to Consolidated Financial Statements
    for the Years Ended June 30, 2001, 2000 and 1999...................................     38

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Collectors Universe, Inc.


        We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Costa Mesa, California
September 5, 2001

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                            JUNE 30,
                                                                     ----------------------
ASSETS                                                                 2001          2000
                                                                     --------      --------
Current assets:
  Cash and cash equivalents                                          $  5,874      $ 14,580
  Accounts receivable, net                                              8,162        10,157
  Auction consignment advances                                          1,897         1,693
  Inventories, net                                                      9,088         7,415
  Prepaid expenses and other                                            1,023           933
  Refundable income taxes                                                 892           388
  Deferred income taxes                                                   645           350
                                                                     --------      --------
    Total current assets                                               27,581        35,516
  Property and equipment, net                                           1,898         1,616
  Note receivable from related party                                       --            92
  Other assets                                                            440           427
  Goodwill, net                                                        16,146        17,920
  Deferred income taxes                                                   803           661
                                                                     --------      --------
                                                                     $ 46,868      $ 56,232
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        452      $    485
  Consignor payable                                                     4,265        11,244
  Accrued liabilities                                                     917         1,124
  Accrued compensation and benefits                                       650           540
  Deferred revenue                                                        812         1,724
                                                                     --------      --------
    Total current liabilities                                           7,096        15,117
Deferred rent                                                             222            --
Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000 shares authorized;
    No shares issued or outstanding                                        --            --
  Common stock, $.001 par value; 30,000 shares authorized;
    (issued and outstanding shares: 2001-25,470 and 2000-25,429)           26            25
  Additional paid-in capital                                           41,160        41,056
  Retained earnings (deficit)                                            (615)           34
  Treasury stock, at cost (shares: 2001-500 and 2000-0)                (1,021)           --
                                                                     --------      --------
    Total stockholders' equity                                         39,550        41,115
                                                                     --------      --------
                                                                     $ 46,868      $ 56,232
                                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                             YEARS ENDED JUNE 30,
                                                     ------------------------------------
                                                       2001          2000          1999
                                                     --------      --------      --------
Revenues
   Grading and authentication fees                   $ 20,962      $ 24,363      $ 17,685
   Sales of collectibles and other                     25,181        12,974         2,832
   Commissions earned                                   6,241         5,037         2,046
                                                     --------      --------      --------
   Total revenues                                      52,384        42,374        22,563

Cost of revenues
   Grading and authentication operating expenses        7,820         6,855         5,252
   Cost of collectibles sold                           22,784        13,330         3,402
                                                     --------      --------      --------
   Total costs of revenues                             30,604        20,185         8,654

Gross profit                                           21,780        22,189        13,909

Selling, general and administrative expenses           19,903        18,553        13,124
Stock-based compensation expenses                          51            61         1,244
Amortization of goodwill                                1,798         1,070           337
Impairment of goodwill                                    906            --            --
                                                     --------      --------      --------
Total operating expenses                               22,658        19,684        14,705

Operating income (loss)                                  (878)        2,505          (796)

Interest income, net                                      855           748            30
Other expense, net                                        (33)         (161)          (28)
                                                     --------      --------      --------
Income (loss) before income taxes                         (56)        3,092          (794)

Provision (benefit) for income taxes                      593         1,550          (624)
                                                     --------      --------      --------
Net income (loss)                                    $   (649)     $  1,542      $   (170)
                                                     ========      ========      ========

Net income (loss) per share:
   Basic                                             $  (0.03)     $   0.07      $  (0.01)
                                                     --------      --------      --------
   Diluted                                           $  (0.03)     $   0.06      $  (0.01)
                                                     ========      ========      ========

Weighted average shares outstanding:
   Basic                                               25,114        23,330        17,644
                                                     --------      --------      --------
   Diluted                                             25,114        24,575        17,644
                                                     ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                        COMMON STOCK        ADDITIONAL    RETAINED            TREASURY STOCK
                                   ---------------------     PAID-IN      EARNINGS      ----------------------------
                                    SHARES       AMOUNT      CAPITAL      (DEFICIT)       SHARES          AMOUNT         TOTAL
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 1998             20,667     $     20     $     70    $     2,077         4,535    $         (605)   $  1,562

Dividends to stockholders                                                     (2,610)                                     (2,610)
Undistributed earnings of
   S Corporation                                                  316           (316)                                         --
Sale of treasury stock                 (318)         116          116
Cancellation of treasury             (3,356)          (3)           3           (489)       (3,356)              489          --
   stock
Issuance of shares in                 1,689            2        3,563                         (861)                        3,565
   acquisition
Issuance of common stock in
   private placement                  1,282            1        6,390                                                      6,391
Compensation expense related to
   stock options granted                                        1,244                                                      1,244
Net loss                                                                        (170)                                       (170)
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 1999             20,282           20       11,586         (1,508)           --                --      10,098

Issuance of common stock in
   public offering                    4,000            4       21,351                                                     21,355
Issuance of shares in                 1,000            1        7,624                                                      7,625
   acquisition
Exercise of stock options               147                       323                                                        323
Tax benefit of stock option
   exercise                                                       111                                                        111
Compensation expense related to
   stock options granted                                           61                                                         61
Net income                                                                     1,542                                       1,542
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 2000             25,429           25       41,056             34            --                --      41,115

Repurchase of common stock                                                                    (500)           (1,021)     (1,021)
Employee stock purchase plan             41            1           53                                                         54
Compensation expense related
   to stock options granted                                        51                                                         51
Net loss                               (649)        (649)
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 2001             25,470     $     26     $ 41,160    $      (615)         (500)   $       (1,021)   $ 39,550
                                   ========     ========     ========    ===========    ==========    ==============    ========

The accompanying notes are in integral part of these consolidated financial statements.

                            COLLECTORS UNIVERSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                      YEARS ENDED JUNE 30,
                                                             --------------------------------------
                                                               2001           2000            1999
                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $   (649)      $  1,542       $   (170)
    Adjustments to reconcile net income (loss) to net
    Cash provided from operating activities:
      Depreciation and amortization                             2,552          1,689            581
      Impairment of goodwill                                      906             --             --
      Stock-based compensation expense                             51             61          1,244
      Provision for bad debts                                     502            182             51
      Provision for inventory writedown                           234             17            161
      Accrued interest income from related party                   --             --            (13)
      Write-off and forgiveness of note receivable from
        related party                                              --             26             15
      Write down of property and equipment                         34             --             --
      Loss on disposal of assets                                   --             --             74
      Minority interest                                            --             --             28
      Deferred income taxes                                      (437)          (156)          (855)
      Changes in operating assets and liabilities (net
        of effects of acquisitions)
        Accounts receivable                                     1,493         (7,981)        (1,295)
        Auction consignment advances                             (204)          (453)          (120)
        Inventories                                            (1,907)        (1,154)        (2,547)
        Prepaid expenses and other                                166           (597)           (97)
        Refundable income taxes                                  (504)          (388)            --
        Other assets                                              (81)          (260)           (64)
        Accounts payable                                          (40)          (526)           684
        Consignor payable                                      (6,979)         9,825          1,281
        Accrued liabilities                                      (207)           227            427
        Accrued compensation and benefits                         110             16            323
        Deferred revenue                                         (973)           108          1,095
        Income tax payable                                         --            (16)             8
        Deferred rent                                             222             --             --
                                                             --------       --------       --------
        Net cash (used in) provided by operating
          activities                                           (5,711)         2,162            811

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                   --             --             84
    Capital expenditures                                       (1,050)          (915)        (1,211)
    Net cash paid for acquired businesses                        (814)       (10,308)          (262)
    Collections (advances) on notes receivable from
      related parties, net                                       (164)            --            (79)
                                                             --------       --------       --------
      Net cash used in investing activities                    (2,028)       (11,223)        (1,468)


The accompanying notes are an integral part of these consolidated financial statements.

                            COLLECTORS UNIVERSE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 (in thousands, except share and per share data)


                                                                                         YEARS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                 2001           2000           1999
                                                                               --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to shareholders                                                        --             --         (2,610)
    Sale of treasury stock                                                           --             --            116
    Purchase of common stock                                                     (1,021)            --             --
    Repayment of acquisition notes payable                                           --             --         (2,000)
    Proceeds from sale of common stock                                               --         21,355          6,391
    Proceeds from employee stock purchase plan                                       54             --             --
    Stock option exercise and related tax benefit                                    --            434             --
                                                                               --------       --------       --------
        Net cash (used in) provided by financing activities                        (967)        21,789          1,897

Net (decrease) increase in cash and cash equivalents                             (8,706)        12,728          1,240
Cash and cash equivalents at beginning of year                                   14,580          1,852            612
                                                                               --------       --------       --------
Cash and cash equivalents at end of year                                          5,874       $ 14,580       $  1,852
                                                                               ========       ========       ========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

    Interest paid                                                              $     --       $     --       $     27
    Income taxes paid                                                          $  1,713       $  2,018       $    223

SUPPLEMENTAL SCHEDULE OF
NONCASH TRANSACTIONS:
During the years ended June 30, 2001, 2000 and 1999, the Company acquired certain businesses, as follows (Note 3):
    Common stock issued in acquisitions                                        $     --       $  7,625       $  3,565
    Debt issued in acquisitions                                                      --             --          2,000
    Fair value of assets acquired                                                   (25)        (4,583)            --
    Cash paid in acquisitions, net of cash acquired                                 814         10,308            262
    Minority interest                                                                --             --            (92)
    Liabilities assumed                                                              68             41            146
                                                                               --------       --------       --------
    Goodwill                                                                   $    857       $ 13,391       $  5,881
                                                                               ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.  COMPANY ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

        Collectors Universe, Inc. (the Company) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (PCGS or the Predecessor) to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 17,311 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS become stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the predecessor basis as the transaction represented a transfer of assets and liabilities between entities under common control.

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

NATURE OF THE BUSINESS

        We are a collectibles company engaged in the grading, auctioning, selling and content information for high-end collectibles. We provide authentication and grading services for sportscards, rare coins, stamps and authentication-only services for sports memorabilia and autographs. We conduct in-person, telephone and Internet auctions of rare coins and currency, sportscards and sports memorabilia, rare records and entertainment memorabilia. We sell rare coins, sportscards, sports and entertainment memorabilia, historical documents and records on a direct basis and through catalogs and the Internet. We also publish magazines that provide market prices and information for certain collectibles.

BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements for the fiscal year ended June 30, 1999 include the accounts of our predecessor corporation, PCGS, and its majority-owned subsidiaries, Superior and IU, in which PCGS had a 60% ownership interest. These consolidated financial statements include the accounts of PCGS for the entire fiscal year and the accounts of Lyn Knight and Kingswood, from the date of their acquisitions. During 1999, we acquired the remaining ownership interest in Superior and IU, which resulted in the full consolidation of these entities from the date of acquisition. During fiscal year 2000, we acquired substantially all of the operating assets of Bowers and Merena and consolidated their accounts from the date of acquisition. During fiscal year 2001, we acquired substantially all of the operating assets of Odyssey Publications and consolidated their accounts from the date of acquisition. Intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

        The Company's fiscal year ends on the Saturday closest to June 30th effective for fiscal year 2000. Accordingly, the last three fiscal years ended on June 30, 2001, July 1, 2000 and June 30, 1999. For clarity of presentation, all fiscal years are reported as ending on June 30th.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS

        We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests its excess cash in a large uninsured institutional money market fund. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts was $570 and $105 at June 30, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes receivable approximate their fair values because of the short maturity of these instruments.

INVENTORIES

        We account for inventories under the specific identification method, except for certain sports celebrity autograph inventory that is accounted for at average cost. Inventories are valued at the lower of cost or market on an inventory category basis. Inventories are periodically reviewed to identify slow moving items and the allowance for inventory loss is adjusted, as necessary. The allowance for inventory loss was $312 and $106 at June 30, 2001 and 2000, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

GOODWILL

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. During fiscal 2001, we determined that the goodwill associated with Internet Universe, LLC had become impaired. Accordingly, we incurred a charge of $906 to reduce the carrying value of the goodwill of Internet Universe, LLC to zero. Based on our most recent analysis, we believe that no additional impairment exists at June 30, 2001. Accumulated amortization of goodwill was $2,609 and $1,446 at June 30, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

        We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable through projected undiscounted future operating cash flows. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. At June 30, 2001, there was no impairment of long-lived assets.

REVENUE RECOGNITION

        Revenue from services performed and collectible sales is recognized at the time of shipment. Grading revenue is recognized when the graded item is returned to the customer. Advance payments received for grading services are deferred until the service is performed and the item is shipped. Collectible sales are recognized when the item is shipped. Auction commissions are recognized when a specific item is shipped to the winning bidder. Depending on the collectible sold or auctioned, we may offer a return privilege. We calculate a return factor based upon historical return rates and provide a reserve, as appropriate.

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

ADVERTISING COSTS

        Advertising costs are expensed as incurred and amounted to approximately $849, $895 and $612 for the three years ended June 30, 2001, 2000 and 1999, respectively.

INCOME TAXES

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income and expense for financial statements and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Prior to February 5, 1999, we elected to be treated as an S corporation under the Internal Revenue Code and California Revenue and Taxation Code. Accordingly, the provision for income taxes for the year ended June 30, 1999 is computed by applying the California franchise tax rate for S corporations of 1.5% to our income before tax from July 1, 1998 to February 4, 1999 and statutory federal and state income tax rates applicable to a C corporation after February 4, 1999. Effective February 5, 1999, we converted to a C corporation and become a taxable entity subject to regular federal and state income taxes on an ongoing basis.

STOCK-BASED COMPENSATION

        We account for stock-based awards to employees, using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

        We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration, received for the issuance of equity instruments, are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

NET INCOME (LOSS) PER SHARE

        We compute net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. For the years ended June 30, 2001 and June 30, 1999, the effect of potentially dilutive stock options of 557 and 1,121 shares, respectively, is not included, as the effect is anti-dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

                                                                                      June 30,
                                                                       -------------------------------------
                                                                         2001           2000          1999
                                                                       --------       --------      --------
Numerator:
  Net income (loss) used for basic and diluted net
  income (loss) per share .......................................      $   (649)      $  1,542      $   (170)
                                                                       ========       ========      ========

Denominator:
  Average common shares used for basic net income(loss) per share
                                                                         25,114         23,330        17,644
  Effects of dilutive stock options .............................            --          1,245            --
                                                                       --------       --------      --------
Denominator for diluted net income (loss) per share .............        25,114         24,575        17,644
                                                                       ========       ========      ========

COMPREHENSIVE INCOME

        The Company complies with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of other comprehensive income requiring separate disclosure.

BUSINESS SEGMENTS

        The Company complies with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in two reportable segments. All of the Company's sales and identifiable assets are located in the United States.

COMPUTER SOFTWARE DEVELOPMENT COSTS

         Effective July 1, 1999, the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). For fiscal years 2001 and 2000, the Company capitalized $232 and $188, respectively, of software development costs and amortized $142 and $39, respectively, of these costs based upon a two-year amortization period.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year beginning July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company's financial statements.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies, among other issues, (a) the definition of an employee for purposes of applying APB Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a non-compensatory plan;
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 had no effect on the Company's financial statements.

         In June 2001, the FASB finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

        The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $16,146. Amortization expense during the year ended June 30, 2001 was $1,798. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial statements.

RECLASSIFICATIONS

        Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the fiscal 2001 presentation.

3.  ACQUISITIONS

        On January 25, 1999, PCGS acquired a 40% minority membership interest in IU that it did not own, increasing its ownership interest in IU to 95%. PCGS exchanged 861 shares of its common stock valued at $1,199 for the 40% membership interest of IU. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $1,293, including transaction costs of $37, was allocated to goodwill to be amortized over five years. On February 5, 1999, we acquired the remaining 5% membership interest of IU not already owned by us in exchange for 108 shares of our common stock valued at $151. This acquisition also was accounted for under the purchase method of accounting. The total purchase price of $179, including transaction costs of $28, was allocated to goodwill to be amortized over five years. During fiscal 2001, we determined that the goodwill associated with these acquisitions had become impaired, and accordingly the carrying value was reduced to zero.

        On February 5, 1999, we acquired certain assets of Lyn Knight related to Lyn Knight's currency auction business for $100 in cash, a promissory note of $1,000 and 760 shares of the Company's common stock valued at $1,064. The acquisition was accounted for under the purchase method of accounting, and the entire purchase price of $2,201, including transaction costs of $37 was allocated to goodwill to be amortized over 15 years. The results of operations of Lyn Knight have been included in our consolidated financial statements from the date of acquisition. During fiscal 1999, the outstanding amount due on the promissory note was paid.

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

        On March 10, 2000, we acquired substantially all of the operating assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc., and Bowers and Merena Research, Inc., collectively (Bowers and Merena), a business primarily engaged in the auction and retail sales of rare coins. Total consideration was $10,003 in cash and 1,000 shares of Collectors Universe, Inc.'s common stock valued at $7,625. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company has recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The total purchase price was allocated to tangible net assets acquired of $4,542 and goodwill of $13,086 to be amortized over 15 years. The results of operations of Bowers and Merena have been included in our consolidated financial statements from the date of acquisition.

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

        On July 14, 2000, we acquired substantially all of the operating assets of Odyssey Publications, Inc., a business primarily engaged in the retail sales of entertainment and historical memorabilia. Total consideration was $814 in cash and the assumption of $68 in liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly the Company has recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The purchase price was allocated to assets acquired of $25 and goodwill of $857 to be amortized over 5 years. The results of operations of Odyssey Publications have been included in our consolidated financial statements from the date of acquisition.

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

                                                                    YEAR ENDED JUNE 30,
                                                        -------------------------------------------
                                                           2001             2000            1999
                                                        ----------       ----------      ----------
                                                                          UNAUDITED
Total revenues ...................................      $   52,384       $   51,631      $   34,763
                                                        ==========       ==========      ==========
Net income (loss) ................................      $     (649)      $    3,275      $    1,655
                                                        ==========       ==========      ==========
Pro forma net income per share:
  Basic ..........................................      $    (0.03)      $     0.14      $     0.09
  Diluted ........................................      $    (0.03)      $     0.13      $     0.08

4.  INVENTORIES

        Inventories consist of the following at June 30:

                                                         2001          2000
                                                        -------       -------
Coins and currency ...............................      $ 5,791       $ 4,568
Sportscards and memorabilia ......................        3,210         2,286
Records ..........................................          371           563
Other collectibles ...............................           28           104
                                                        -------       -------
                                                          9,400         7,521
  Less inventory reserve .........................         (312)         (106)
                                                        -------       -------
                                                        $ 9,088       $ 7,415
                                                        =======       =======

        Inventory reserve represents valuation allowance on certain items held in inventory.

5.  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at June 30:

                                                           2001          2000
                                                          -------       -------
Coins and sportscard grading reference sets,
fair value of $13 and $11 at June 30, 2001 and 2000,
respectively .......................................      $    13       $    40
Computer hardware and equipment ....................        1,608         1,421
Computer software ..................................          690           686
Equipment ..........................................        1,198         1,102
Furniture and office equipment .....................          796           634
Leasehold improvements .............................          379           111
Construction in progress ...........................          189            --
                                                          -------       -------
                                                            4,873         3,994
Less accumulated depreciation and amortization .....       (2,975)       (2,378)
                                                          -------       -------
Property and equipment, net ........................      $ 1,898       $ 1,616
                                                          =======       =======

        Depreciation expense for fiscal 2001, 2000 and 1999 was $754, $619 and $244, respectively.

6.  ACCRUED LIABILITIES

        Accrued liabilities consist of the following at June 30:

                                                         2001        2000
                                                        ------      ------
     Warranty costs ..............................      $  280      $  280
     Professional fees ...........................         104          91
     Other .......................................         533         753
                                                        ------      ------
                                                        $  917      $1,124
                                                        ======      ======

7.  INCOME TAXES

        The provision (benefit) for income taxes consists of the following for the years ended June 30:

                                                          2001          2000         1999
                                                        -------       -------       -------
Current:
  Federal ........................................      $   798       $ 1,359       $   173
  State ..........................................          232           347            58
                                                        -------       -------       -------
                                                          1,030         1,706           231
Deferred:
  Federal ........................................         (334)         (143)         (672)
  State ..........................................         (103)          (13)         (183)
                                                        -------       -------       -------
                                                           (437)         (156)         (855)
                                                        -------       -------       -------
Total income tax provision (benefit) .............      $   593       $ 1,550       ($  624)
                                                        =======       =======       =======

        The reconciliation of income tax provision (benefit) computed at federal statutory rates to income tax provision (benefit) for the years ended June 30, is as follows:

                                                            2001          2000         1999
                                                          -------       -------       -------
Tax at federal statutory rates .....................      ($   19)      $ 1,082       ($  278)
State income taxes, net ............................           84           217           (81)
Recording of deferred income tax assets in
   connection with the conversion to a C corporation           --            --          (122)
S corporation net income not subject to federal tax            --            --          (271)
Goodwill ...........................................          436           168            96
Other, net .........................................           92            83            32
                                                          -------       -------       -------
                                                          $   593       $ 1,550       ($  624)
                                                          =======       =======       =======

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2001 and 2000, are as follows:


                                                          2001         2000
                                                        -------       -------
Deferred tax assets:
  Supplier compensation costs ....................      $   546       $   546
  Reserves .......................................          613           303
  State taxes ....................................           --            45
  Goodwill .......................................          292            61
  Property and equipment .........................           18            47
  Other ..........................................           19            21
                                                        -------       -------
      Total deferred tax assets ..................        1,488         1,023
Deferred tax liabilities:
  State taxes ....................................          (28)           --
  Other ..........................................          (12)          (12)
                                                        -------       -------
       Total deferred tax liabilities ............          (40)          (12)
                                                        -------       -------
Net deferred tax assets ..........................        1,448         1,011
Less: Current portion ............................         (645)         (350)
                                                        -------       -------
                                                        $   803       $   661
                                                        =======       =======

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

8.  EMPLOYEE BENEFIT PLANS

        We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet eligibility requirements. Eligible employees may elect to defer up to 15% of compensation or the statutorily prescribed annual limit. The Company, at its discretion, may make contributions to the plan. To date, we have not made contributions to the plan, and administrative costs have been nominal.

        On July 5, 2000, the Company implemented the previously approved Employee Stock Purchase Plan (the "Plan") covering all employees who meet certain eligibility requirements. The Plan allows employees to elect, at the beginning of each six-month period, to contribute up to 15% of compensation that will be applied to the purchase of Company stock at the end of the six-month period. The purchase price is 85% of the stock price on the first day of the six-month period or the last day of the six-month period, whichever is lower.

        During fiscal 2001, we issued 41 shares of common stock under the Plan at a purchase price of $1.30 per share. Because this was the first year for the Plan, only one six-month subscription period was reflected in the consolidated financial statements. In subsequent fiscal years, there will be two subscription periods reflected in the consolidated financial statements.

9.  STOCKHOLDERS' EQUITY

        On February 5, 1999, the Predecessor's stockholders exchanged 75 shares of Predecessor's common stock for 17,311 shares of Collectors Universe's common stock. All shares and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the exchange ratios of 229.629-for-one. In addition, we also issued 1,689 shares of common stock in connection with certain business acquisitions.

        In March 1999, we sold 1,282 shares of common stock in a private placement at a price of $5.00 per share. Net proceeds from the private placement amounted to approximately $6,391 after deducting offering expenses of approximately $19. Net proceeds from the private placement offering were used to pay indebtedness of $2,000, relating to business acquisitions (Note 3), to fund the distribution of previously taxed income to Predecessor stockholders in the amount of $2,200 and to provide working capital for general corporate purposes.

        In November 1999, we sold 4,000 shares of common stock in our initial public stock offering. Net proceeds from the initial public stock offering were approximately $21,400 after deducting offering expenses of approximately $2,600. In March 2000, we issued 1,000 shares as partial consideration in connection with a business acquisition (Note 3).

TREASURY STOCK

        During fiscal 2001, we repurchased 500 shares of common stock at an aggregate cost of $1,021.

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

SUPPLIER COMPENSATION COST

        During the fourth quarter ended June 30, 1999, we entered into agreements with collectible experts to provide content for our websites and to supply a specified amount of collectible merchandise over a multi-year period. The agreements provide for the aggregate award of 594 stock options at an exercise price of $5.00 a share. The agreements provide for immediate vesting and are exercisable over the three to five-year term of the agreements. We have determined that the measurement date for the recognition of the fair value of these restricted stock awards is at the time of agreement execution. The fair value of the restricted stock awards was computed as the difference between the exercise price of $5.00 per option and the low end of the estimated range of the initial public price per share.

        During the year ended June 30, 1999, we recognized $1,244 of expense based upon the fair value of the stock options granted and such amount is included in stock-based compensation expense in the accompanying consolidated statements of operations.

10.   STOCK OPTION PLANS

        In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the PCGS
Plan). The PCGS Plan covers an aggregate of 1,077 shares of our common stock. In February 1999, we adopted the 1999 Stock Incentive Plan (the 1999 Plan), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, entitling them to purchase up to 1,749 shares of our common stock. On December 5, 2000, the stockholders, at the Company's Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of Common Stock that is issuable under this Plan from 1,749 to 2,999 shares. Each of these Plans provide that the option price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of Directors for incentive stock options, and 85% of fair market value for nonstatutory stock options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of Collectors Universe. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of stock of Collectors Universe). In the event of a change in control of Collectors Universe, an option or award under these Plans will become fully exercisable if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under these Plans.

        The following is a summary of stock option activity for fiscal 1999, 2000 and 2001 under the PCGS Plan and the 1999 Plan:


                                                                                     Weighted
                                                                                      Average
                                                 Number          Price Per        Exercise Price
                                               of Shares           Share             Per Share
                                               ---------       -------------      --------------
Options outstanding at June 30, 1998
Granted                                          2,156         $2.11 - $5.23           $3.53
Cancelled
Exercised
                                                 -----         -------------           -----
Options outstanding at June 30, 1999             2,156         $2.11 - $5.23           $3.53
Granted                                            698         $3.62 - $7.75           $6.46
Cancelled                                          262         $5.00 - $7.63           $5.14
Exercised                                          147         $2.11 - $6.00           $2.19
                                                 -----         -------------           -----
Options outstanding at June 30, 2000             2,445         $2.11 - $7.75           $4.30
Granted                                            908         $2.00 - $4.50           $2.68
Cancelled                                          338         $2.00 - $7.75           $4.36
Exercised                                            -               -                   -
                                                 -----         -------------           -----
Options outstanding at June 30, 2001             3,015         $2.00 - $7.75           $3.81
                                                 =====         =============           =====


        The following table summarizes information about stock options outstanding at June 30, 2001:

---------------------------------------------------------------------------------------------
              Options Outstanding                           Options Exercisable
---------------------------------------------------------------------------------------------
                                   Weighted
                                    Average
                                   Remaining      Weighted                        Weighted
                   Number of      Contractual      Average        Number of        Average
    Range of        Shares           Life         Exercise         Shares         Exercise
 Exercise Price   Outstanding       (years)         Price        Exercisable        Price
---------------   ------------    ------------   ------------    ------------    ------------
   $2.00 - $2.00       504            9.6           $2.00             288            $2.00
   $2.11 - $2.61       907            7.6           $2.16             907            $2.16
   $3.00 - $3.69       187            9.0           $3.03              36            $3.03
   $4.50 - $4.50       158            9.0           $4.50               2            $4.50
   $5.00 - $5.37       754            7.8           $5.01             462            $5.00
   $6.00 - $6.75       270            8.4           $6.28             174            $6.43
   $7.12 - $7.75       235            8.6           $7.55              76            $7.51
                  ------------    ------------   ------------    ------------    ------------
                     3,015            8.3           $3.81           1,945            $3.42
---------------   ------------    ------------   ------------    ------------    ------------


        The number of stock options exercisable and their weighted-average exercise prices at June 30, 2001 and 2000 were 1,945 at $3.42 and 1,553 at $3.34, respectively.

        SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock option grants, using the fair value method. As permitted by SFAS No. 123, we have chosen to account for employee option grants using APB Opinion No. 25 and apply the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for employee stock option grants; as such, grants have been made at fair market value. Had compensation expense for the employee stock option grants been determined using the provision of SFAS No. 123, our net income (loss) for fiscal 2001, 2000 and 1999 would have been reduced (increased) to the amounts indicated below:


------------------------------------------------------------------------------------------
(In thousands, except per share amounts)             2001            2000           1999
------------------------------------------------------------------------------------------
Net income (loss):
   As-reported                                    $    (649)      $   1,542      ($    170)
   Pro forma                                      $  (2,465)      $     238      ($    526)
Basic net income (loss) per share:
   As-reported                                    $   (0.03)      $    0.07      ($   0.01)
   Pro forma                                      $   (0.10)      $    0.01      ($   0.03)
Diluted net income (loss) per share:
        As-reported                               $   (0.03)      $    0.06      ($   0.01)
   Pro forma                                      $   (0.10)      $    0.01      ($   0.03)
------------------------------------------------------------------------------------------


        Because stock options vest over several years and additional option grants are expected, the above pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on net income (loss) for future periods.

        The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions for stock options granted in fiscal 2001, 2000 and 1999, respectively: expected volatility (the amount by which the stock price is expected to fluctuate) of 333%, 237% (subsequent to becoming a public company) and 0%; expected dividend yield of 0%, 0% and 0%; risk-free interest rate of 5.0%, 6.3% and 5.5%; and expected life of five years for all fiscal years. The weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $2.68, $6.90 and $0.76 per option share, respectively.

11.   RELATED-PARTY TRANSACTIONS

        During the ordinary course of business, we provide grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from these related entities amounted to $9, $144 and $216 during the years ended June 30, 2001, 2000 and 1999, respectively. In addition, we purchased inventories from, and sold inventories to, certain of these related entities. Purchases of inventories from these related entities amounted to $20, $247 and $537 during the years ended June 30, 2001, 2000 and 1999, respectively.

        J.D.R.C., Inc., an entity owned by one of our stockholders, provides research-consulting services to us related to our coin grading and authentication services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $24, $102 and $152 during the years ended June 30, 2001, 2000 and 1999, respectively.

        In October 1998, we loaned $180 to a former officer of the Company. The loan bears interest at 9% per annum. Unpaid principal and interest is due and payable in November 2001. Unpaid principal and interest at June 30, 2001 was $116, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. In addition, we paid the former officer $100 for relocation expenses, which is included in general and administrative expenses for fiscal 1999.

        During fiscal 2001, certain employees bought rare coins and ingots from the Company at cost. Total purchases were $363. Certain employees who made purchases from the Company during fiscal 2001 and 2000, had outstanding accounts receivable balances at June 30, 2001 aggregating $413. Subsequent to June 30, 2001, these balances were paid in full. During the ordinary course of business, certain key employees consigned collectibles to our auctions and received the auction proceeds upon sale, less commissions. Consignor payments to these employees aggregated $252 in fiscal 2001. One employee received multiple consignor advances during fiscal 2001 that aggregated $245. This amount was outstanding at June 30, 2001 but was subsequently paid in full following the settlement of an auction. Consignor advances to this employee did not bear interest. In addition, certain key employees sold collectibles to our Company during the year ended June 30, 2001, aggregating $742.

        In October 2000, we loaned $300 to our chief executive officer, Mr. David G. Hall, and additional borrowings subsequently increased the loan to $500. In June 2001, Mr. Hall repaid $300 and reduced the outstanding loan balance to $200 at June 30, 2001, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The loan, which is due June 30, 2002, bears interest at 10% per annum and is collateralized by 1,000 shares of our common stock that are owned by him. All accrued interest under this loan was paid at June 30, 2001.

        A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For the year ended June 30, 2001, the member was paid $15 as Board fees and the professional services firm was paid $134 for services rendered.

12.   COMMITMENTS AND CONTINGENCIES

LEASES

        The Company has various operating lease commitments for facilities and equipment that expire through November 2009. Total rent expense, net of sublease income, for the years ended June 30, 2001, 2000 and 1999 was approximately $1,674, $871 and $578, respectively. At June 30, 2001, future minimum lease payments under these agreements are as follows:


     2002  ..................................................            $1,334
     2003  ..................................................             1,343
     2004  ..................................................             1,266
     2005  ..................................................             1,158
     2006  ..................................................             1,125
     Thereafter .............................................             3,944
                                                                   ------------
                                                                         10,170
                                                                   ============

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

CONSULTING AGREEMENT

        The Company has entered into a consulting agreement with a former executive officer. The agreement provides for payments of $15 per month over a 20-month period, effective April 2000. In fiscal 2001 and 2000, $180 and $45, respectively was recorded as an operating expense under this consulting agreement. Future payments will be $75 in fiscal 2002.

13. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

        We operate principally in two service segments: the authentication and grading of collectibles and sales of collectibles through auctions and direct sales. Effective for the fiscal year ended June 30, 2001, the Company changed the description of its "Auction" business segment to "Collectible Sales" to reflect the increase in retail collectible sales within this segment that occurred in fiscal 2001. Accordingly, the description of the business segments for the fiscal years ended June 30, 2000 and 1999 have been changed to conform to the presentation for the fiscal year ended June 30, 2001.

        We allocate operating expenses to each business segment based upon activity levels. In the fiscal years ended June 30, 2000 and 1999, we allocated operating expenses to our business segments based upon head count. Accordingly, we have restated the operating income and unallocated operating expenses included in the business segment data for the fiscal years ended June 30, 2000 and 1999 to conform to the presentation for the fiscal year ended June 30, 2001. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the year ended June 30, 2001, 2000 and 1999.

                                                               YEAR ENDED JUNE 30, 2001
                                                      ---------------------------------------
                                                      COLLECTIBLE    GRADING AND
                                                         SALES      AUTHENTICATION     TOTAL
                                                      -----------   --------------   --------
Net revenues .....................................      $ 31,422       $ 20,962      $ 52,384
                                                        ========       ========      ========
Operating income (loss) before
    Unallocated operating expenses ...............      $ (3,019)      $  4,796      $  1,777
Unallocated operating expenses ...................                                     (2,655)
                                                                                     --------
Operating loss, consolidated .....................                                       (878)
                                                                                     ========
Goodwill amortization and impairment .............      $  2,572       $     60      $  2,632

                                                             YEAR ENDED JUNE 30, 2000
                                                      ---------------------------------------
                                                      COLLECTIBLE    GRADING AND
                                                         SALES      AUTHENTICATION    TOTAL
                                                      -----------   --------------   --------
Net revenues from external customers .............      $ 18,011       $ 24,363      $ 42,374
                                                        ========       ========      ========
Operating income (loss) before
    Unallocated operating expenses ...............      ($ 3,891)      $  8,862      $  4,971
Unallocated operating expenses ...................                                     (2,466)
                                                                                     --------
Operating income, consolidated ...................                                   $  2,505
                                                                                     ========
Goodwill amortization ............................      $  1,030       $     40      $  1,070

                                                             YEAR ENDED JUNE 30, 1999
                                                      --------------------------------------
                                                      COLLECTIBLE   GRADING AND
                                                         SALES     AUTHENTICATION    TOTAL
                                                      -----------  --------------   --------
Net revenues from external customers .............      $  4,878       $17,685      $ 22,563
                                                        ========       =======      ========
Operating (loss) income before
    Unallocated operating expenses ...............      ($ 3,753)      $ 4,766      $  1,013
Unallocated operating expenses ...................                                    (1,809)
                                                                                    --------
Operating loss, consolidated .....................                                  ($   796)
                                                                                    ========
Goodwill amortization ............................      $    337                    $    337

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Except for information concerning the Company's executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 29, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 29, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement for its annual stockholders' meeting expected to be filed with the Commission on or before October 29, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


        A. The following financial statements are included in Item 8 of Form 10-K:

                1.  Financial Statements
                    Independent Auditors' Report
                    Consolidated Balance Sheets as of June 30, 2001 and 2000 Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the years ended June 30 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999 Notes to the Consolidated Financial Statements

                2.  Financial Statement Schedule
                    Schedule II Valuation and Qualifying Accounts
                    The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

                3.  Exhibits
                    See Index to Exhibits immediately following the Signature Page of this Report

        B.      Reports on Form 8-K

                     No current reports on Form 8-K were filed during fiscal
                     2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLLECTORS UNIVERSE, INC.

Date: September 25, 2001                    By: /s/ GARY N. PATTEN
                                               ------------------------------
                                            Gary N. Patten, Chief Financial
                                            Officer, Chief Accounting Officer
                                            and Secretary

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



SIGNATURE                     TITLE                                  DATE
----------------------------  -----------------------------------    ------------------
/s/ DAVID HALL                Chairman, Chief Executive Officer      September 25, 2001
---------------------------
    David G. Hall

/s/ GARY N. PATTEN            President, Chief Financial Officer,    September 25, 2001
---------------------------   Chief Accounting Officer and
    Gary N. Patten            Secretary


/s/ Q. DAVID BOWERS           Executive Vice President and Director  September 25, 2001
---------------------------
    Q. David Bowers

/s/ ROGER W. JOHNSON          Director                               September 25, 2001
---------------------------
    Roger W. Johnson

/s/ BEN A. FRYDMAN            Director                               September 25, 2001
---------------------------
    Ben A. Frydman

/s/ VAN D. SIMMONS            Director                               September 25, 2001
---------------------------
    Van D. Simmons

/s/ JAMES H. O'NEAL           Director                               September 25, 2001
---------------------------
    James H. O'Neal

/s/ A. CLINTON ALLEN          Director                               September 25, 2001
---------------------------
    A. Clinton Allen

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                         BALANCE AT     CHARGED TO      CHARGED
                                         BEGINNING      OPERATING       TO COST                        BALANCE AT
DESCRIPTION                              OF PERIOD       EXPENSES      OF REVENUES     DEDUCTIONS     END OF PERIOD
                                         ----------      --------      -----------     ----------     -------------
Allowance for doubtful
   Accounts .......................      $       --      $ 50,783      $       --      $  (13,283)      $   37,500
Inventory reserve .................              --            --         160,500              --          160,500
Warranty reserve ..................         175,000            --         412,273        (355,674)         231,599
                                         ----------      --------      ----------      ----------       ----------
   Total at June 30, 1999 .........      $  175,000      $ 50,783      $  572,773      $ (368,957)      $  429,599
                                         ==========      ========      ==========      ==========       ==========

Allowance for doubtful
   Accounts .......................      $   37,500      $182,372      $       --      $ (114,650)      $  105,222
Inventory reserve .................         160,500            --          16,889         (71,705)         105,684
Warranty reserve ..................         231,599            --         164,800        (115,566)         280,833
                                         ----------      --------      ----------      ----------       ----------
   Total at June 30, 2000 .........      $  429,599      $182,372      $  181,689      ($ 301,921)      $  491,739
                                         ==========      ========      ==========      ==========       ==========

Allowance for doubtful
   Accounts .......................      $  105,222      $502,301      $       --      $  (37,812)      $  569,711
Inventory reserve .................         105,684                       233,874         (27,099)         312,459
Warranty reserve ..................         280,833                       158,610        (159,788)         279,655
                                         ----------      --------      ----------      ----------       ----------
   Total at June 30, 2001 .........      $  491,739      $502,301      $  392,484      $ (224,699)      $1,161,825
                                         ==========      ========      ==========      ==========       ==========

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

        3.3     Amended and Restated Bylaws of Collectors Universe, as adopted
                September 1, 1999.*

        4.1     Registration Rights Agreement.*

        4.2 Form of Registration Rights Agreement for Stockholders pursuant to private placement.*

        5.1     Opinion of Stradling Yocca Carlson & Rauth, a Professional
                Corporation.*

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

        10.18   Employment Agreement dated March 1999, by and between Superior
                Sportscard Auctions, LLC and Greg Bussineau.*

                                INDEX TO EXHIBITS
                                   (CONTINUED)

      EXHIBIT
        NO.     DESCRIPTION
      -------   -----------
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

        11.1    Schedule of Computation of Net Income Per Share (in Note 2 to
                Consolidated Financial Statements of the Company for the period ended June 30, 2001, included herein).

        21.1    Subsidiaries.

        23.1    Consent of Independent Auditors'.


* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.