Form 10-K/A
period 2001-06-30
COLLECTORS UNIVERSE INC
filed 2001-09-26
CIK 1089143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                        COMMON STOCK        ADDITIONAL    RETAINED            TREASURY STOCK
                                   ---------------------     PAID-IN      EARNINGS      ----------------------------
                                    SHARES       AMOUNT      CAPITAL      (DEFICIT)       SHARES          AMOUNT         TOTAL
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 1998             20,667     $     20     $     70    $     2,077         4,535    $         (605)   $  1,562

Dividends to stockholders                                                     (2,610)                                     (2,610)
Undistributed earnings of
   S Corporation                                                  316           (316)                                         --
Sale of treasury stock                                                                        (318)              116         116
Cancellation of treasury
   stock                             (3,356)          (3)           3           (489)       (3,356)              489          --
Issuance of shares in
   acquisition                        1,689            2        3,563                         (861)                        3,565
Issuance of common stock in
   private placement                  1,282            1        6,390                                                      6,391
Compensation expense related to
   stock options granted                                        1,244                                                      1,244
Net loss                                                                        (170)                                       (170)
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 1999             20,282           20       11,586         (1,508)           --                --      10,098

Issuance of common stock in
   public offering                    4,000            4       21,351                                                     21,355
Issuance of shares in
   acquisition                        1,000            1        7,624                                                      7,625
Exercise of stock options               147                       323                                                        323
Tax benefit of stock option
   exercise                                                       111                                                        111
Compensation expense related to
   stock options granted                                           61                                                         61
Net income                                                                     1,542                                       1,542
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 2000             25,429           25       41,056             34            --                --      41,115

Repurchase of common stock                                                                    (500)           (1,021)     (1,021)
Employee stock purchase plan             41            1           53                                                         54
Compensation expense related
   to stock options granted                                        51                                                         51
Net loss                                                                        (649)                                       (649)
                                   --------     --------     --------    -----------    ----------    --------------    --------
Balance at June 30, 2001             25,470     $     26     $ 41,160    $      (615)         (500)   $       (1,021)   $ 39,550
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