Form 10-Q
period 2001-09-30
COLLECTORS UNIVERSE INC
filed 2001-11-13
CIK 1089143

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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


                1921 E. ALTON AVENUE, SANTA ANA, CALIFORNIA 92705
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   CLASS                      OUTSTANDING AT OCTOBER 26, 2001:
                   -----                      --------------------------------
        COMMON STOCK $.001 PAR VALUE.                       24,995,740

================================================================================

                            COLLECTORS UNIVERSE, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
               September 30, 2001 and June 30, 2001 (unaudited)........................      3
           Condensed Consolidated Statements of Operations three months ended
               September 30, 2001 and September 30, 2000 (unaudited)...................      4
           Condensed Consolidated Statements of Cash Flows three months ended
               September 30, 2001 and September 30, 2000 (unaudited)...................      5
           Notes to Condensed Consolidated Financial Statements (unaudited)............      6

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................     11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.................     20

PART II.   OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K and Exhibits..............................     21

SIGNATURES ............................................................................     S-1

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                      SEPTEMBER 30,       JUNE 30,
                                                                           2001             2001
                                                                      -------------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  3,302         $  5,874
  Accounts receivable, net                                                  5,487            8,162
  Auction consignment advances                                              1,660            1,897
  Inventories, net                                                          9,208            9,088
  Prepaid expenses and other                                                  937            1,023
  Refundable income taxes                                                   1,934              892
  Deferred taxes                                                              645              645
                                                                         --------         --------
        Total current assets                                               23,173           27,581
Property and equipment, net                                                 2,067            1,898
Other assets                                                                  488              440
Goodwill, net                                                              15,751           16,146
Deferred taxes                                                                803              803
                                                                         --------         --------
                                                                         $ 42,282         $ 46,868
                                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $    263         $    452
  Consignor payable                                                            84            4,265
  Accrued liabilities                                                       1,060              917
  Accrued compensation and benefits                                         1,063              650
  Deferred revenue                                                          1,057              812
                                                                         --------         --------
        Total current liabilities                                           3,527            7,096
Deferred rent                                                                 239              222
Commitments and contingencies (note 8)
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000 shares authorized;                   --               --
   no shares issued or outstanding
  Common stock, $.001 par value; 30,000 shares authorized; issued
   25,496 at September 30, 2001 and 25,470 at June 30, 2001                    26               26
  Additional paid-in capital                                               41,212           41,160
  Accumulated deficit                                                      (1,701)            (615)
  Treasury stock, at cost (500 shares)                                     (1,021)          (1,021)
                                                                         --------         --------
        Total stockholders' equity                                         38,516           39,550
                                                                         --------         --------
                                                                         $ 42,282         $ 46,868
                                                                         ========         ========



      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2001             2000
                                                    -------------    ------------
Net revenues                                          $  9,329         $ 12,588
Cost of revenues                                         5,917            6,913
                                                      --------         --------
Gross profit                                             3,412            5,675

Selling, general and administrative expenses             5,205            4,987
Amortization of goodwill and intangibles                   411              487
Stock-based compensation                                    13               12
                                                      --------         --------
Total operating expenses                                 5,629            5,486

Operating income (loss)                                 (2,217)             189
Interest income, net                                        88              313
Other income                                                 8               --
                                                      --------         --------
Income (loss) before income taxes                       (2,121)             502

Provision (benefit) for income taxes                    (1,035)             234
                                                      --------         --------
Net income (loss)                                     $ (1,086)        $    268
                                                      ========         ========

Net income (loss) per share:

  Basic                                               $  (0.04)        $   0.01
                                                      ========         ========
  Diluted                                             $  (0.04)        $   0.01
                                                      ========         ========
Weighted average shares outstanding:

  Basic                                                 24,995           25,428
  Diluted                                               24,995           26,329



      See accompanying notes to condensed consolidated financial statements

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2001             2000
                                                                 ------------     -------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $ (1,086)        $    268
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
       Depreciation and amortization                                    611              653
       Stock-based compensation                                          13               12
    Changes in assets and liabilities:
       Accounts receivable                                            2,675            3,513
       Auction consignment advances                                     237              681
       Inventories                                                     (120)          (1,743)
       Prepaid expenses and other assets                                207                5
       Refundable income taxes                                       (1,042)              --
       Accounts payable and accrued liabilities                      (3,797)         (11,510)
       Deferred revenue                                                 245              (41)
       Income tax payable                                                --              234
                                                                   --------         --------
          Net cash used in operating activities                      (2,057)          (7,928)

INVESTING ACTIVITIES:
    Capital expenditures                                               (369)            (293)
    Net cash paid for acquired businesses                                --             (794)
    Advances for pending acquisition                                   (100)              --
    Advances on notes receivable from related party                     (85)              --
                                                                   --------         --------
      Net cash used in investing activities                            (554)          (1,087)

FINANCING ACTIVITIES:
   Proceeds from employee stock purchase plan                            39               --
   Purchase of company common stock                                      --              (38)
                                                                   --------         --------
      Net cash provided by (used in) financing activities                39              (38)

Net decrease in cash and cash equivalents                            (2,572)          (9,053)
Cash and cash equivalents at beginning of period                      5,874           14,580
                                                                   --------         --------
Cash and cash equivalents at end of period                         $  3,302         $  5,527
                                                                   ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                      $     --         $     --
Income taxes paid                                                  $      8         $     --

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:
During the three-month period ended September 30, 2000, the
   Company acquired a business, as follows:
Fair value of assets acquired                                            --         $    (25)
Cash paid in acquisition, net of cash acquired                           --              794
Liabilities assumed                                                      --               68
                                                                                    --------
Goodwill                                                                 --         $    837
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

1.      SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

               The accompanying interim condensed consolidated financial statements as of and for the three-month period ended September 30, 2001 include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company"). On July 14, 2000, the Company acquired Odyssey Publications, Inc. ("Odyssey") and, accordingly the accompanying condensed consolidated financial statements as of and for the three-month period ended September 30, 2000 include the accounts of the Company and of Odyssey from the date of its acquisition by the Company.

        Unaudited Interim Financial Information

               The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

        RECENT ACCOUNTING PRONOUNCEMENTS

                In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year that began July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheets at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company's financial statements.

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

               In July 2001, the FASB issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 effective as of the date on which the Company adopts SFAS 142 (which is discussed below).

               SFAS No. 142, which the Company will adopt on July 2, 2002, requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
        142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test by January 2, 2002, six months from the date of the Company's adoption of SFAS 142. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

               The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001 and June 30, 2001, the net carrying amount of goodwill was $15,751 and $16,146, respectively. Amortization expense for the three-month periods ended September 30, 2001 and 2000 was $411 and $487, respectively. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

                   COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (amounts in thousands, except per share data)
                                   (unaudited)

2.      Inventories

        Inventories consist of the following:

                                         SEPTEMBER 30,     JUNE 30,
                                             2001            2001
                                         ------------      --------
        Coins and currency                 $ 5,946         $ 5,791
        Sportscards and memorabilia          3,365           3,210
        Records                                207             371
        Other collectibles                      28              28
                                           -------         -------
                                             9,546           9,400
        Less inventory reserve                (338)           (312)
                                           -------         -------
        Inventories, net                   $ 9,208         $ 9,088
                                           =======         =======

3.      Property and Equipment

        Property and equipment consist of the following:

                                                            SEPTEMBER 30,    JUNE 30,
                                                               2001            2001
                                                            ------------     ---------
        Grading reference sets                                $    13         $    13
        Computer hardware and equipment                         1,622           1,608
        Computer software                                         690             690
        Equipment                                               1,198           1,198
        Furniture and office equipment                            796             796
        Leasehold improvements                                    379             379
        Construction in progress                                  536             189
                                                              -------         -------
                                                                5,234           4,873
        Less accumulated depreciation and amortization         (3,167)         (2,975)
                                                              -------         -------
        Property and equipment, net                           $ 2,067         $ 1,898
                                                              =======         =======


4.      Goodwill

        Goodwill arises from business acquisitions and represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. The Company periodically evaluates the recoverability of goodwill by determining whether the amortization of the balances over their remaining useful lives can be recovered through projected undiscounted future operating cash flows. Based on our most recent analysis, we believe no impairment exists at September 30, 2001. Goodwill was $15,751 net of accumulated amortization of $3,004, as of September 30, 2001. Goodwill was $16,146, net of accumulated amortization of $2,609, as of June 30, 2001.

5.      Net Income (Loss) Per Share

        Net income (loss) per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Net income (loss) per share for the three-month periods ended September 30, 2001 and September 30, 2000, is computed, as follows:

                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2001             2000
                                                            ------------      ------------
        Net income (loss) applicable to common
        stockholders                                           $ (1,086)        $    268
                                                               ========         ========
        Net income (loss) per share:
            Weighted average shares outstanding used in
            computation of net income (loss) per share:
                Basic                                            24,995           25,428
                Effects of dilutive stock options                    --              901
                                                               --------         --------
                Diluted                                          24,995           26,329
                                                               ========         ========
            Net income (loss) per share:
                Basic                                          $  (0.04)        $   0.01
                                                               ========         ========
                Diluted                                        $  (0.04)        $   0.01
                                                               ========         ========

6.      Stock Compensation Expense

        Stock-based compensation is composed of stock-based charges related to the grant of stock options after June 30, 1999 and prior to our initial public offering at an exercise price that was lower than the initial public offering price.

7.      Business Segments

        We operate principally in two segments: 1) sales of collectibles through auctions and direct sales; and 2) authentication and grading of collectibles. Effective April 1, 2001, we changed the description of our "Auction" business segment to "Collectible Sales" to more accurately reflect the business activity of this business segment. Accordingly, the description of the business segments for the three-month period ended September 30, 2000 has been changed to conform to the presentation for the three-month period ended September 30, 2001. We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these service segments. All of our revenues and identifiable assets are located in the Unites States.

                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                             --------------------------------------
                                             Collectible    Grading and
                                                Sales      Authentication     Total
                                             ------------  --------------    -------
        Net revenues                          $ 5,249         $ 4,080        $ 9,329
                                              =======         =======        =======
        Operating income (loss)               $  (944)        $   175        $  (769)
        Unallocated operating expenses                                        (1,448)
                                                                             -------
        Operating loss, consolidated                                         $(2,217)
                                                                             =======

                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------
                                            Collectible      Grading and
                                               Sales       Authentication      Total
                                            -----------    --------------    --------
        Net revenues                          $ 7,117         $ 5,471        $12,588
                                              =======         =======        =======
        Operating income (loss)               $  (402)        $ 1,091        $   689
        Unallocated operating expenses                                          (500)
                                                                             -------
        Operating income, consolidated                                       $   189
                                                                             =======


8.      Commitments and Contingencies

        The Company has agreed to acquire the assets of Collectible Properties, Inc. ("CPI") for a purchase price of $375,000 upon execution of a definitive asset purchase agreement. CPI is wholly owned by Lyn F. Knight, an employee of the Company, and the former sole owner of Lyn F. Knight Rare Coins, Inc. ("Lyn Knight"). The Company acquired the currency auction business of Lyn Knight in February 1999. Pursuant to the pending acquisition of CPI, the Company advanced $100,000 toward the purchase price during the first quarter of the current fiscal year. This advance is included in other assets in the accompanying balance sheet for the quarter ended September 30, 2001. The Company anticipates consummating this transaction during the second fiscal quarter ending December 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and our actual results in future periods may differ significantly from those expectations. The sections below entitled Overview -- "Factors Affecting Revenues and Margins" and "Additional Factors That May Affect Future Operating Results" describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections in their entirety and the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2001, which contains additional information regarding factors that could affect our future financial performance.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K referred to above.

OVERVIEW

        Factors Affecting Revenues and Margins

        Our Business - Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs. We also sell collectibles through auctions and direct sales channels. We conduct auctions of vintage coins and currency, sportscards and sports memorabilia and entertainment memorabilia, including vintage records. Our auctions are conducted utilizing a "multi-venue" format that may include in-person, Internet, mail-in, and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs and direct sales.

        Revenue Recognition Policies - Historically, grading fees have generally been prepaid, although we have offered open account privileges to numerous larger dealers. In order to improve our competitive position, we expanded open account privileges to smaller dealers throughout fiscal 2001. When the collectibles market began to soften in the latter part of fiscal 2001, some of our customers experienced cash flow difficulties, and our accounts receivable delinquency rate increased. In the first quarter of fiscal 2002, we re-evaluated our credit policies and restricted open account privileges to that part of our dealer customer base that is comprised of larger dealers with good credit histories.

        We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment. For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 45 days following the auction. In certain limited circumstances, we offer extended payments to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of the merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commission earned, the amount of the buyer's and seller's fees. Depending upon the type of collectible auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission.

        Gross Profit Margins - The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services. Consequently, our gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at our auctions.

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

        Our cash flow is also affected by the number and timing of the auctions we conduct. Generally, cash payments from the winning bidders for the items sold at an auction are collected during the 45 days following its completion. Then, at the end of that 45-day period, we generally pay cash to the consignors for the items sold at the auction, less the seller's commissions earned by us. As a result, we generally have significant cash inflows during the 45 days following completion of a large auction and significant cash outflow thereafter until this auction cycle resumes.

        The Company generates substantially all of its revenues from the collectibles market segment, which primarily relies on discretionary consumer spending. During the last quarter of fiscal year 2001, which ended on June 30, 2001, and through the first quarter of the current fiscal year, which ended on September 30, 2001, the Company experienced lower revenues from grading submissions, the sale of owned collectibles and fees earned on the sale of consigned collectibles. The Company believes these lower revenues reflect, at least in part, the impact of recent unfavorable economic conditions on consumer spending. If these unfavorable economic conditions persist, it is likely that they will adversely affect the Company's operating results and financial condition in future periods, as well.

        In addition, because of terrorist attacks on the World Trade Center and Pentagon on September 11, 2001, the Company cancelled an auction scheduled for the latter part of September 2001 and rescheduled it for the second fiscal quarter ending December 29, 2001. This scheduling change was one of the factors that contributed to the decline in our revenues in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

        Recent Acquisitions

        On July 14, 2000, we acquired the business of Odyssey Publications, Inc. ("Odyssey") for $814,000 in cash. The operations of Odyssey have been included in our operating results from the date of its acquisition. Consequently, our operating results for the quarter ended September 30, 2001 include the operations of Odyssey for the entire quarter, whereas our operating results for the quarter ended September 30, 2000 include approximately eleven weeks of the operations of Odyssey.

RESULTS OF OPERATIONS
NET REVENUES

                                              THREE MONTHS ENDED
                                    ------------------------------------------
                                    SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                    ------------------      ------------------
         Net revenues                   $9,329,000              $12,588,000

        Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales of prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectible magazines. Net revenues for the first fiscal quarter ended September 30, 2001 decreased by 26% to $9,329,000 from $12,588,000 recorded for the prior year's first fiscal quarter. Revenues from the sales of collectibles decreased by 26% to $5,249,000 in the current fiscal period from $7,117,000 in the prior year's comparable quarter; while grading and authentication revenues declined by 25% to $4,080,000 in the current fiscal quarter from $5,471,000 in fiscal 2001. The decline in collectible sales occurred because of lower direct sales of owned collectibles and reduced auction activity in the current fiscal period. The reduced auction activity for the current quarter was exacerbated because one auction scheduled for the latter part of September was cancelled as a result of the September 11, 2001 terrorist attacks. This auction has been rescheduled for the second fiscal quarter of the current year.

        Grading revenue declined 25% in the current quarter primarily because of a sharp decline in sportscard grading submissions that was partially offset by stable coin grading submissions and higher average grading fees for coins graded. Sportscard submissions, particularly for modern sportscards, began to decline noticeably in the fourth quarter of the prior fiscal year and that softening continued throughout the current quarter. In addition, during the current quarter, the quantity of newly manufactured sportscards submitted by sportscard manufacturers to us for grading and authentication declined approximately 65% as compared to the prior year's first quarter, which negatively impacted revenues.

GROSS PROFIT

                                               THREE MONTHS ENDED
                                  --------------------------------------------
                                  SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                  ------------------        ------------------
         Gross profit                   $3,412,000               $5,675,000
         Gross profit margin                  36.6%                    45.1%

        Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profit decreased by 40% in the current quarter to $3,412,000 from $5,675,000 in the prior year. Gross profit margin declined to 36.6% for the first quarter compared to 45.1% for the comparable prior year quarter. The decline in our gross profit margin occurred because of several factors, including (i) lower gross profit margins on grading activities, because operating expenses attributable to grading operations declined at a lesser rate than did our grading revenues; (ii) the gross profit margin on the sales of owned collectibles declined to 19.7% for the current period from 23.0% for the prior year; and (iii) commissions earned on auctions declined by 60% without a corresponding reduction in operating expenses attributable to auction activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   THREE MONTHS ENDED
                                       --------------------------------------------
                                       SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                       ------------------        ------------------
         SG&A                               $5,205,000               $4,987,000
         Percent of net revenues                  55.8%                    39.6%

        Selling, general and administration ("SG&A") expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses, in absolute dollars, increased in the quarter ended September 30, 2001 to $5,005,000 from $4,987,000 in the same quarter of the prior year. However, because such expenses increased at the same time that net revenues were declining, SG&A increased as a percentage of net revenues to 55.8% in the first quarter of the current fiscal year from 39.6% in the same quarter of fiscal 2001. Higher expenses were recorded for severance, implementation expenses associated with a new enterprise software system, facility expenses and settlement of a business dispute, partially offset by lower expenses related to wages, advertising and auction catalog production expenses.

AMORTIZATION OF GOODWILL AND INTANGIBLES

                                                    THREE MONTHS ENDED
                                        ------------------------------------------
                                        SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                        ------------------      ------------------
         Amortization of goodwill
           and intangibles                   $411,000                $487,000
         Percent of net revenues                 4.4%                     3.9%

        Amortization of goodwill and intangibles consist of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over 3 years, the term of the agreements. Amortization expense for the first quarter was $411,000 as compared to $487,000 last year. This reduction results from a charge for the impairment of goodwill that was recorded in the second quarter of the prior fiscal year, which reduced subsequent quarterly amortization charges for goodwill.

STOCK-BASED COMPENSATION

        Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company's initial public offering at a price that was lower than the price at which shares were sold in that public offering.

INTEREST INCOME

                                                   THREE MONTHS ENDED
                                       -------------------------------------------
                                       SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
                                       ------------------       ------------------
         Interest income, net                 $88,000                 $313,000
         Percentage of net revenues               0.9%                     2.5%

        Interest income for the current quarter was lower than the prior year because of lower cash and cash equivalent balances, lower short-term interest rates and a $22,000 charge in the current period for interest expense resulting from a sales tax audit. Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter-to-quarter basis (see "Overview -- Factors Affecting Revenues and Margins" above in this section).

INCOME TAXES

        Income tax benefit was provided for at a 48.8% rate in the first quarter ended September 30, 2001, which reflects the statutory rate for a California-based company of 40.8% and the non-deductibility of certain goodwill amortization charges and other permanent tax differences. In the first quarter of the prior fiscal year, income tax expense was provided for at a 46.6% rate. Due primarily to the non-deductibility of certain goodwill amortization charges and other permanent tax differences, we expect our tax rate to remain at approximately the current rate for the remainder of this fiscal year.

PRO FORMA OPERATING RESULTS, EXCLUDING AMORTIZATION OF GOODWILL AND INTANGIBLES
    AND STOCK-BASED COMPENSATION

        The following pro forma operating data exclude non-cash charges for amortization of goodwill and intangibles, stock-based compensation, and impairment of goodwill and assume 42.8% and 41.9% effective tax rates for the periods ended September 30, 2001 and 2000, respectively. The pro forma information is not a presentation made in accordance with accounting principles generally accepted in the United States of America. The pro forma information should not be considered in isolation or as a substitute for operating income
(loss), income (loss) before income tax, net income (loss), net income (loss) per share or cash flows presented in accordance with accounting principles generally accepted in the United States of America. While the pro forma information is used as a measure of operations, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations and also should not be considered an indicator of the Company's future financial performance.

        The calculations of pro forma operating income (loss), pro forma income
(loss) before income tax, pro forma net income (loss), and pro forma net income
(loss) per share are shown below:

                                                            THREE MONTHS ENDED
                                                      -------------------------------
                                                        SEPT. 30,           SEPT. 30
                                                          2001                2000
                                                      -----------         -----------
        Operating income (loss) as reported           $(2,217,000)        $   189,000
           Amortization of goodwill and
           intangibles                                    411,000             487,000
           Stock-based compensation                        13,000              12,000
                                                      -----------         -----------
        Pro forma operating income (loss)              (1,793,000)            688,000
           Interest income, net                            88,000             313,000
           Other income                                     8,000                  --
                                                      -----------         -----------
        Pro forma income (loss) before income
          tax                                          (1,697,000)          1,001,000
        Pro forma income tax expense (benefit)           (726,000)            419,000
                                                      -----------         -----------
        Pro forma net income (loss)                   $  (971,000)        $   582,000
                                                      ===========         ===========
        Pro forma net income (loss) per share:
           Basic                                      $     (0.04)        $      0.02
                                                      ===========         ===========
           Diluted                                    $     (0.04)        $      0.02
                                                      ===========         ===========
       Weighted average shares outstanding:
          Basic                                        24,995,000          25,428,000
          Diluted                                      24,995,000          26,329,000

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2001, we had cash and cash equivalents of $3,302,000 compared to cash and cash equivalents of $5,874,000 at June 30, 2001. The decrease in cash since fiscal year-end resulted, in part, from the period-to-period variability or fluctuations in the timing of our collectibles auctions and, to a lesser extent, the loss on operations for the quarter ended September 30, 2001. We generally pay consignors to our auctions on the 45th day following the close of an auction. Between the close of an auction and the payment to consignors, we collect amounts due from the successful bidders, which causes our cash and cash equivalent balances to increase. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances. Because the variability in the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances will be subject to continuing fluctuations in subsequent reporting periods.

        Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash, because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. Our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. We do not have a credit facility.

        Net cash used in operating activities was $2,057,000 for the three-month period ended September 30, 2001 as compared to $7,928,000 for the three-month period ended September 30, 2000. During the fiscal quarter ended September 30, 2001, cash was used to fund the net operating loss for the period, to pay consignors to auctions and to fund an increase in income taxes refundable. Cash was provided by non-cash charges for amortization of goodwill and depreciation and lower inventory levels.

        Net cash used in investing activities was $554,000 for the three-month period ended September 30, 2001 and consisted of expenditures for fixed assets, primarily for software costs associated with a new enterprise software system and related computer servers, and for an advance made to a related party. In addition, during the current quarter, $100,000 was advanced against the $375,000 purchase price of a business to be acquired by the Company, as more fully described in note 8 to the interim condensed consolidated financial statements included in Item 1 of this Report.

        Net cash provided by financing activities for the three-month period ended September 30, 2001, was $39,000 and consisted solely of the proceeds from our Employee Stock Purchase Plan that allows employees to purchase stock at a formula discount at six-month intervals.

        We believe that our existing cash balances and internally generated funds will be sufficient to finance our operations and financing requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including our ability to achieve and maintain operating profitability, the need to increase inventory of collectibles for auction, capital expenditures for our new enterprise software system and various other factors. Depending on our profitability and working capital requirements, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year that began July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheets at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company's financial statements.

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

        In July 2001, the FASB issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 at the time it adopts SFAS No. 142, which is described below.

        SFAS No. 142, which the Company will adopt on July 2, 2002, requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test by January 2, 2002, which is six months from the date it will be adopted by the Company. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

        The Company's previous business combinations were accounted for using the purchase method of accounting. As of September 30, 2001 and June 30, 2001, the net carrying amount of goodwill and other intangible assets was $15,751 and $16,146, respectively. Amortization expense for the three-month periods ended September 30, 2001 and 2000 was $411 and $487, respectively. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and described under the caption "Factors That Could Affect Our Future Performance" contained in "Item 1 -- DESCRIPTION OF BUSINESS," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Annual Report that could adversely affect the Company's performance, include the risk that the popularity of collectibles will decline; a decline in the general economic conditions; temporary popularity of certain collectibles could cause revenues to fluctuate; frequency and size of auctions could cause revenues to fluctuate; limited supplies of high-end collectibles; possibility of incurring losses on owned collectible inventories; lack of adequate returns on new business opportunities; possibility of having to write down the carrying value of owned collectible inventories because of market value fluctuation or our inability to sell certain collectibles in a timely manner; increased competition; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

        Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2001, we had $5,874,000 in cash and cash equivalents. Although the cash balances were lower at September 30, 2001, we anticipate that they will increase at various times during the fiscal year as we collect payments from purchasers of items that we sell in our auctions. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

        The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


         (a)   Exhibits.

               None

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLLECTORS UNIVERSE, INC.


Date:  November 13, 2001                /s/ ROGER W. JOHNSON
                                        ---------------------------------------
                                        Roger W. Johnson, Chairman and
                                        Chief Executive Officer

Date:  November 13, 2001                /s/ MICHAEL J. LEWIS
                                        ---------------------------------------
                                        Michael J. Lewis,
                                        Chief Financial Officer