Form 10-Q
period 2001-12-31
COLLECTORS UNIVERSE INC
filed 2002-02-14
CIK 1089143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission File Number: 0-27887

Collectors Universe, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1921 E. Alton Avenue, Santa Ana, California 92705

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (949) 567-1234

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2002:

Common Stock $.001 Par Value	25,516,339

COLLECTORS UNIVERSE, INC.

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets December 31, 2001 and June 30, 2001 (unaudited)	2

	Condensed Consolidated Statements of Operations three and six months ended December 31, 2001 and December 31, 2000 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows six months ended December 31, 2001 and December 31, 2000 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II. Other Information

Item 4.	Submission Of Matters To A Vote Of Security Holders	16

Item 5.	Exhibits and Reports on Form 8-K and Exhibits	16

SIGNATURES		S-1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and June 30, 2001
(in thousands, except per share data)
(unaudited)

	December 31	June 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,240	$5,874
Accounts receivable, net	9,964	8,162
Auction consignment advances	3,556	1,897
Inventories, net	7,352	9,088
Prepaid expenses and other	631	1,023
Note receivable from an officer	363	200
Refundable income taxes	1,227	892
Deferred taxes	645	645

Total current assets	29,978	27,781

Property and equipment, net	2,020	1,898
Other assets	1,161	240
Goodwill, net	15,356	16,146
Deferred taxes	803	803

	$49,318	$46,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390	$452
Consignor payable	8,595	4,265
Accrued liabilities	613	917
Accrued compensation and benefits	943	650
Deferred revenue	1,093	812

Total current liabilities	11,634	7,096

Deferred rent	256	222
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; issued 25,496 at December 31, 2001 and 25,470 at June 30, 2001	26	26
Additional paid-in capital	41,224	41,160
Accumulated deficit	(2,801)	(615)
Treasury stock, at cost (500 shares)	(1,021)	(1,021)

Total stockholders’ equity	37,428	39,550

	$49,318	$46,868

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Net revenues	$10,615	$12,112	$19,944	$24,700
Cost of revenues	6,254	7,094	12,170	14,007

Gross profit	4,361	5,018	7,774	10,693

Selling, general and administrative expenses	5,125	4,147	10,329	9,134
Amortization of goodwill and intangibles	411	486	823	973
Impairment of goodwill	—	906	—	906
Stock-based compensation	13	14	26	26

Total operating expenses	5,549	5,553	11,178	11,039

Operating loss	(1,188)	(535)	(3,404)	(346)
Interest income, net	38	212	127	525
Other income (expense)	7	(1)	13	(1)

Income (loss) before income taxes	(1,143)	(324)	(3,264)	178
Provision (benefit) for income taxes	(43)	(129)	(1,078)	105

Net income (loss)	$(1,100)	$(195)	$(2,186)	$73

Net income (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.09)	$0.00

Diluted	$(0.04)	$(0.01)	$(0.09)	$0.00

Weighted average shares outstanding:
Basic	24,996	25,089	24,996	25,258
Diluted	24,996	25,089	24,996	25,937

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(unaudited)

	Six Months Ended
	December 31,

	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(2,186)	$73
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,250	2,226
Stock-based compensation	26	26
Provision for doubtful accounts	32	24
Changes in assets and liabilities:
Accounts receivable	(1,834)	2,160
Auction consignment advances	(1,659)	272
Inventories	1,736	(1,710)
Prepaid expenses and other assets	492	527
Refundable income taxes	(335)	—
Other assets	(969)	—
Accounts payable and accrued liabilities	4,291	(5,529)
Deferred revenue	281	(614)

Net cash provided by (used in) operating activities	1,125	(2,545)

INVESTING ACTIVITIES:
Capital expenditures	(549)	(817)
Collections on notes receivable	15	10
Net advances on note receivable from an officer	(163)	(355)
Advances for pending acquisition	(100)	—
Net cash paid for acquired businesses	—	(794)

Net cash used in investing activities	(797)	(1,956)

FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	38	53
Purchase of company common stock	—	(1,003)

Net cash provided by (used in) financing activities	38	(950)

Net increase (decrease) in cash and cash equivalents	366	(5,451)
Cash and cash equivalents at beginning of period	5,874	14,580

Cash and cash equivalents at end of period	$6,240	$9,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$22	$—

Income taxes paid	$—	$236

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:
During the six month period ended December 31, 2001, the Company acquired a business, as follows:
Fair value of assets acquired		$(25)
Cash paid in acquisition, net of cash acquired		794
Liabilities assumed		68

Goodwill		$837

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The accompanying interim condensed consolidated financial statements as of and for the three-month and six-month periods ended December 31, 2001 include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). On July 14, 2000, the Company acquired Odyssey Publications, Inc. (“Odyssey”) and, accordingly the accompanying condensed consolidated financial statements of the Company for the six-month period ended December 31, 2000 include the accounts of Odyssey from the date of its acquisition by the Company; whereas the condensed consolidated financial statements of the Company for the six months ended December 31, 2001 include the accounts of Odyssey for that entire six month period.

     Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six-month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year that began July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheets at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company’s financial statements.

In July 2001, the FASB issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also will require the Company to recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also will require the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 effective as of the date on which the Company adopts SFAS 142 (which is discussed below).

SFAS No. 142, which the Company will adopt on July 2, 2002, requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets that have indefinite useful lives. An intangible asset with an indefinite useful life will be required to be tested for impairment at least annually in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 will require the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142 and to complete a transitional goodwill impairment test by January 2, 2003, six months from the date of the Company’s adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001 and June 30, 2001, the net carrying amounts of goodwill were $15,356,000 and $16,146,000, respectively. Amortization expense for the three and six-month periods ended December 31, 2001 was $411,000 and $823,000, respectively. Amortization expense for the three and six-month periods ended December 31, 2000 was $486,000 and $973,000, respectively. The Company currently is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

       RECLASSIFICATIONS

            Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   INVENTORIES

     Inventories consist of the following:

	(In thousands)
	December 31,	June 30,
	2001	2001

Coins and currency	$5,020	$5,791
Sportscards and memorabilia	2,362	3,210
Records	35	371
Other collectibles	272	28

	7,689	9,400
Less inventory reserve	(337)	(312)

Inventories, net	$7,352	$9,088

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(amounts in thousands, except per share data)
(unaudited)

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

	(In thousands)
	December 31,	June 30,
	2001	2001

Grading reference sets	$13	$13
Computer hardware and equipment	1,899	1,608
Computer software	1,027	690
Equipment	1,216	1,198
Furniture and office equipment	834	796
Leasehold improvements	424	379
Construction in progress	—	189

	5,413	4,873
Less accumulated depreciation and amortization	(3,393)	(2,975)

Property and equipment, net	$2,020	$1,898

4.   GOODWILL

Goodwill arises from business acquisitions and represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. The Company periodically evaluates the recoverability of goodwill by determining whether the amortization of the balances over their remaining useful lives can be recovered through projected undiscounted future operating cash flows. Based on our most recent analysis, we believe no impairment exists at December 31, 2001. Goodwill was $15,356,000 net of accumulated amortization of $3,398,000 as of December 31, 2001. Goodwill was $16,146,000, net of accumulated amortization of $2,609,000 as of June 30, 2001.

5.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Net income (loss) per share for the three and six-month periods ended December 31, 2001 and December 31, 2000, is computed, as follows:

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income (loss) applicable to common stockholders	$(1,100)	$(195)	$(2,186)	$73

Net income (loss) per share:
Weighted average shares outstanding used in computation of net income (loss) per share:
Basic	24,996	25,089	24,996	25,258
Effects of dilutive stock options	—	—	—	679

Diluted	24,996	25,089	24,996	25,937

Net income (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.09)	$0.00

Diluted	$(0.04)	$(0.01)	$(0.09)	$0.00

The dilutive effects of stock options for 746 and 596 shares for the three and six-month periods, respectively, are excluded from loss per share computations as the effect is antidilutive.

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

7.   BUSINESS SEGMENTS

We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles. Effective April 1, 2001, we changed the description of our “Auction” business segment to “Collectibles Sales” to reflect more accurately the business conducted in this business segment. Accordingly, the description of the business segments for the three and six-month periods ended December 31, 2000 has been changed to conform to the presentation for the three and six-month periods ended December 31, 2001. We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these service segments. All of our revenues and identifiable assets are located in the United States.

		(In thousands)
	Three Months Ended December 31, 2001

	Collectibles	Grading and
	Sales	Authentication	Total

Net revenues	$6,552	$4,063	$10,615

Operating income (loss)	$(341)	$590	$249
Unallocated operating expenses			(1,437)

Operating loss, consolidated			$(1,188)

		(In thousands)
	Three Months Ended December 31, 2000

	Collectibles	Grading and
	Sales	Authentication	Total

Net revenues	$6,882	$5,230	$12,112

Operating income (loss)	$(1,301)	$1,232	$(69)
Unallocated operating expenses			(466)

Operating loss, consolidated			$(535)

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(amounts in thousands, except per share data)
(unaudited)

		(In thousands)
	Six Months Ended December 31, 2001

	Collectibles	Grading and
	Sales	Authentication	Total

Net revenues	$11,533	$8,411	$19,944

Operating income (loss)	$566	$(1,287)	$(721)
Unallocated operating expenses			(2,683)

Operating loss, consolidated			$(3,404)

		(In thousands)
	Six Months Ended December 31, 2000

	Collectibles	Grading and
	Sales	Authentication	Total

Net revenues	$14,054	$10,646	$24,700

Operating income (loss)	$(1,703)	$2,323	$620
Unallocated operating expenses			(966)

Operating loss, consolidated			$(346)

8.   COMMITMENTS AND CONTINGENCIES

As reported in the Company’s Form 10-Q quarterly report to the Securities and Exchange Commission for the quarterly period ended September 30, 2001, the Company had agreed to acquire certain assets and the business of Collectible Properties, Inc. (“CPI”) for a purchase price of $375,000, subject to successful completion of negotiations of a definitive purchase agreement. CPI is wholly owned by Lyn F. Knight, an employee of the Company, and the former sole owner of Lyn F. Knight Rare Coins, Inc. (“Lyn Knight”). The Company acquired the currency auction business of Lyn Knight in February 1999. Acquisition negotiations are continuing and, if successfully concluded, it is expected that this acquisition would be completed during the third quarter of the current fiscal year. The Company had previously advanced $100,000 to the sole owner of CPI, to be applied toward the purchase price of CPI and has recorded this amount in other assets. In the event that negotiations of the definitive agreement cannot be successfully concluded, the advance will be refunded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations about trends in our business and our future financial performance and our actual results in future periods may differ significantly from those expectations. The sections below entitled Overview — “Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001, which contains additional information regarding factors that could affect our future financial performance.

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

Overview

     Factors Affecting Revenues and Margins

     Our Business. Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs and sports memorabilia. We also sell rare coins and rare currencies, sportscards, sports and entertainment memorabilia and other collectibles through auctions and direct sales channels. Most of our collectibles auctions are conducted utilizing a “multi-venue” format that may include in-person, Internet, mail-in, and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs, Internet and direct sales.

     Revenue Recognition Policies. Historically, grading fees have generally been prepaid, although we have offered open account privileges to numerous larger dealers. In order to improve our competitive position, we expanded open account privileges to smaller dealers throughout fiscal 2001. When the collectibles market began to soften in the latter part of fiscal 2001, some of our customers experienced cash flow difficulties, and our accounts receivable delinquency rate increased. In the first quarter of fiscal 2002, we re-evaluated our credit policies and restricted open account privileges to that part of our dealer customer base that is comprised of larger dealers with good credit histories.

     We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment. For auctions, we record revenue at the time the collectible is delivered to the successful bidder. For certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. In certain limited circumstances, we offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

     Gross Profit Margins. The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services. Additionally, to a lesser extent, the gross profit margins on grading submissions can be affected by the mix of submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, our prices for grading services vary depending on the “turn-around” time requested by submitting dealers and collectors, who are willing to pay more for faster turn-around of the coins and sportscards they submit for grading. As a general rule, dealers and collectors request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions. Consequently, our gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at our auctions and the mix of vintage and modern collectibles submitted for grading and authentication.

     Our auctions are held periodically throughout the fiscal year. The number and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we receive for our auctions. For this reason, our auction revenue can vary, sometimes significantly, from quarter to quarter. Additionally, under our revenue recognition policies, we do not recognize auction revenues until the items sold at an auction are shipped or delivered to the winning bidders. Since those items generally are not shipped to the winning bidders until payment is received from them, which can take up to 60 days after completion of an auction, revenue generated from auctions conducted near the end of a fiscal period often cannot be reported until the succeeding fiscal period, which contributes to the period-to-period variability in our auction revenues. These circumstances also make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

     Our cash flow is also affected by the number and timing of the auctions we conduct. Generally, we pay consignors of collectibles to our auctions the cash price at which their collectibles were sold, less the seller’s commissions earned by us, approximately 45 days after completion of the auction. However, most of the payments for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction. Therefore, the amount of cash that we have at the end of any fiscal period can vary widely, depending on the number and timing of the auctions conducted during that fiscal period.

     The Company generates substantially all of its revenues from the collectibles market segment, which primarily relies on discretionary consumer spending. During the last quarter of fiscal year 2001, which ended on June 30, 2001, and through the first and second quarters of the current fiscal year, which ended on September 30, 2001 and December 31, 2001, respectively, the Company experienced lower revenues from grading submissions, sales of owned collectibles and fees earned on the sale of consigned collectibles. We believe these lower revenues reflect, at least in part, the impact of recent unfavorable economic conditions on consumer spending. If these unfavorable economic conditions persist, it is likely that they will adversely affect the Company’s operating results and financial condition in future periods, as well.

     Recent Acquisitions

     On July 14, 2000, we acquired the business of Odyssey Publications, Inc. (“Odyssey”) for $814,000 in cash. The operations of Odyssey have been included in our operating results from the date of its acquisition. Consequently, our operating results for the six months ended December 31, 2001 include the operations of Odyssey for the entire period, whereas our operating results for the six months ended December 31, 2000 include approximately eleven weeks of the operations of Odyssey.

RESULTS OF OPERATIONS

     Net Revenues

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues	$10,615,000	$12,112,000	$19,944,000	$24,700,000

     Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines. Net revenues for the three and six-month periods ended December 31, 2001 decreased by 12% and 19% to $10,615,000 and $19,944,000, respectively, as compared to the corresponding three and six-month periods of the prior year. We experienced revenue declines in both our grading and authentication and our collectibles sales business segments in both the quarter and six months ended December 31, 2001.

     Grading and authentication revenue declined 22% and 21% in the three and six months ended December 31, 2001, respectively, when compared to the same periods last year primarily because of a continued decline in sportscard grading submissions. Grading submissions, particularly for modern sportscards, began to decline noticeably in the quarter ended June 30, 2001 and have continued to do so throughout the six months ended December 31, 2001. If these unfavorable economic conditions persist, it is likely that they will adversely affect the Company’s operating results and financial condition in future periods, as well.

     Auction and collectibles sales revenues were lower by 5% for the three-month period, and 18% for the six-month period, ended December 31, 2001 as compared to the same prior year periods. The decline in the auction and collectibles sales during the three and six-month periods ended December 31, 2001 was primarily due to a continued softening in demand for sportscards and coins, which we believe is primarily the result of recessionary economic conditions which reduced the amount of discretionary income available to collectors.

     Gross Profit

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Gross profit	$4,361,000	$5,018,000	$7,774,000	$10,693,000
Gross profit margin	41%	41%	39%	43%

     Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consists of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profit decreased by 13% in the current quarter to $4,361,000 from $5,018,000 in the prior year. Gross profit margin for the quarter ended December 31, 2001 was unchanged at 41% from the comparable prior year quarter. For the six-month period ended December 31, 2001, gross profit decreased 27% to $7,774,000, from $10,693,000 for the comparable prior year period, and gross profit margin declined to 39% from 43% for the same prior year period. The decline in our gross profit margin for the first six months of the current fiscal year occurred as a result of several factors, including (i) lower gross profit margins on grading activities because we received a higher proportion of modern sportscards for grading and (ii) the decline in net sales which affected gross profit margins because a significant portion of our costs of sales are fixed and, therefore, cannot be reduced directly in proportion to decreases in our revenues.

     Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

SG&A	$5,125,000	$4,147,000	$10,329,000	$9,134,000
Percent of net revenue	48%	34%	52%	37%

     Selling, general and administrative (“SG&A”) expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased from $4,147,000 in the three months ended December 31, 2000 to $5,125,000 for the three-month period ended December 31, 2001, and from $9,134,000 in the six-month period ended December 31, 2000 to $10,329,000 for the same period ended December 31, 2001. SG&A, as a percentage of net revenue, increased from 34% to 48% and from 37% to 52% for the three and six-month periods ended December 31, 2001, respectively, when compared to the same prior year periods. The increases in SG&A were primarily attributed to severance payments attributable to staff reductions and expenses associated with the implementation of a new enterprise software system, which were only partially offset by lower travel, postage and printing expenses associated with collectibles shows and auctions.

     Amortization of Goodwill and Intangibles

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Amortization of Goodwill and intangibles	$411,000	$486,000	$823,000	$973,000
Percent of net revenue	3.9%	4%	4.1%	3.9%

     Amortization of goodwill and intangibles consist of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over the duration of those agreements, which range from 3 to 5 years. Amortization expense for the second quarter was $411,000 as compared to $486,000 last year. Amortization for the six months ended December 31, 2001 was $823,000 down from $973,000 for the same year earlier period. The reduction in amortization expense results from a charge for the impairment of goodwill that was recorded in the second quarter of the prior fiscal year, which reduced total goodwill and, therefore, also the subsequent quarterly amortization charges for goodwill.

     Stock-Based Compensation

     Stock-based compensation relates to stock-based charges from the grant of stock options after June 30, 1999 and prior to the Company’s initial public offering at a price that was lower than the price at which shares were sold in that public offering.

     Interest Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Interest income, net	$38,000	$212,000	$127,000	$525,000
Percent of net revenue	0.4%	1.8%	0.6%	2.1%

     Interest income, net for the three and six -month periods ended December 31, 2001 was lower than in the corresponding periods of the prior year because of lower cash and cash equivalent balances, lower short-term interest rates and a $22,000 charge in the quarter ended September 30, 2001 for interest expense resulting from a sales tax audit. Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter-to-quarter basis (see “Overview — Factors Affecting Revenues and Margins” above in this Item 2).

     Income Taxes

     Income tax benefit was provided for at a 33% rate for the first six months of the current year, which reflects the statutory rate for a California-based company of 40.8% and the non-deductibility of certain goodwill amortization charges and other permanent tax differences. In the first six months of the prior fiscal year, income tax expense was provided for at a 46.6% rate. Due primarily to the non-deductibility of certain goodwill amortization charges and other permanent tax differences, we expect our tax rate to remain at approximately the current rate for the remainder of this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $6,240,000 as compared to cash and cash equivalents of $5,874,000 at June 30, 2001. That increase resulted, in part, from the period-to-period variability in the timing of our collectibles auctions, which was partially offset by the loss from operations incurred in the six months ended December 31, 2001. We generally pay consignors to our auctions on the 45th day following the close of an auction. However, most of the payments for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances. Because the variability in the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances will be subject to continuing period to period fluctuations in subsequent reporting periods.

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

     Operating activities provided cash of $1,125,000 during the six-month period ended December 31, 2001 as compared to using net cash of $2,545,000 in the six-month period ended December 31, 2000. The increase in internally generated cash flow during the first six months of this year was due primarily to the number and timing of the auctions that we completed during that period, which resulted in an inflow of cash during December 2001 from winning bidders and to reductions in collectibles inventories as a result of an inventory reduction program initiated during the first quarter of the current fiscal year.

     Net cash used in investing activities was $797,000 for the six-month period ended December 31, 2001 and consisted of expenditures for fixed assets, primarily for software costs associated with a new enterprise software system and related computer servers, and for an advance made to an officer of the Company. In addition, $100,000 was advanced to the seller of a business to be acquired by the Company which is to be applied to the purchase price of that business, as more fully described in Note 8 to the interim condensed consolidated financial statements included in Item 1 of this Report.

     Net cash provided by financing activities for the six-month period ended December 31, 2001, was $38,000 and consisted solely of the proceeds from our Employee Stock Purchase Plan that allows employees to purchase stock at a formula discount at six-month intervals.

     We believe that our existing cash balances and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability, the need to increase inventory of collectibles for auction, capital expenditures for our new enterprise software system and various other factors. Depending on our profitability and working capital requirements, we may require financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also will require the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 at the time it adopts SFAS No. 142, which is described below.

     SFAS No. 142, which the Company will adopt on July 2, 2002, requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life will be tested for impairment at least annually in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Our first fiscal year after December 15, 2001 will begin on July 2, 2002. SFAS No. 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142 and to complete a transitional goodwill impairment test by January 2, 2002, which is six months from the date it will be adopted by the Company.

     The Company’s previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001 and June 30, 2001, the net carrying amounts of goodwill were $15,356,000 and $16,146,000, respectively. Amortization expense for the three and six-month periods ended December 31, 2001 was $411,000 and $823,000, respectively. Amortization expense for the three and six-month periods ended December 31, 2000 was $486,000 and $973,000, respectively. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed in the Section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 — DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors. In particular, among the factors described in the Annual Report that could adversely affect the Company’s future financial performance, include the risk that the popularity of collectibles will decline; declines in the general economic conditions which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; temporary popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, could cause revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies; lack of adequate returns on new business opportunities; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner; increased competition; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

     Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2001 and December 31, 2001, we had $5,874,000 and $6,240,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

     The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on December 4, 2001. At that meeting stockholders voted on the election of seven directors to serve for a term of one year. The election was uncontested and all of the nominees of the Board of Directors were elected to serve for a one year term ending on the date of the next Annual Meeting of Stockholders which is currently scheduled to take place on December 4, 2002. There were no broker non-votes in the election of directors. Set forth below are the results of the voting:

	VOTES

NOMINEES	For	Withhold

A. Clinton Allen	17,304,135	288,918
Q. David Bowers	17,476,602	116,451
Ben A. Frydman	17,557,302	35,751
David G. Hall	17,483,202	109,851
Roger W. Johnson	17,504,102	88,951
James H. O’Neal	17,558,602	34,451
Van D. Simmons	17,452,402	140,651

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed for the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 14, 2002	/s/ ROGER W. JOHNSON Roger W. Johnson, Chairman and Chief Executive Officer

Date: February 14, 2002	/s/ MICHAEL J. LEWIS Michael J. Lewis, Chief Financial Officer

S-1