Form 10-Q
period 2002-03-31
COLLECTORS UNIVERSE INC
filed 2002-05-15
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-27887

Collectors Universe, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1921 E. Alton Avenue, Santa Ana, California 92705
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (949) 567-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2002:
Common Stock $.001 Par Value.	25,516,339

COLLECTORS UNIVERSE, INC.

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2002 and June 30, 2001
(in thousands, except per share data)
(unaudited)

	March 31, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,103	$5,874
Accounts receivable, net	11,095	8,162
Auction consignment advances	1,964	1,897
Inventories, net	7,180	9,088
Prepaid expenses and other	1,190	1,023
Note receivable from an officer	371	200
Refundable income taxes	1,340	892
Deferred taxes	645	645

Total current assets	27,888	27,781
Property and equipment, net	1,905	1,898
Other assets	662	240
Goodwill, net	14,962	16,146
Deferred taxes	803	803

	$46,220	$46,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198	$452
Consignor payable	6,062	4,265
Accrued liabilities	737	917
Accrued compensation and benefits	1,053	650
Deferred revenue	910	812

Total current liabilities	8,960	7,096
Deferred rent	269	222
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; issued 25,516 at March 31, 2002 and 25,470 at June 30, 2001	26	26
Additional paid-in capital	41,257	41,160
Accumulated deficit	(3,271)	(615)
Treasury stock, at cost (500 shares)	(1,021)	(1,021)

Total stockholders’ equity	36,991	39,550

	$46,220	$46,868

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Net revenues	$12,856	$16,614	$32,799	$41,314
Cost of revenues	8,036	9,432	20,206	23,439

Gross profit	4,820	7,182	12,593	17,875
Selling, general and administrative expenses	5,282	5,145	15,635	14,305
Amortization of goodwill and intangibles	411	412	1,234	1,385
Impairment of goodwill	—	—	—	906

Total operating expenses	5,693	5,557	16,869	16,596
Operating income (loss)	(873)	1,625	(4,276)	1,279
Interest income, net	107	200	233	725
Other income	4	1	17	—

Income (loss) before income taxes	(762)	1,826	(4,026)	2,004
Provision (benefit) for income taxes	(292)	1,039	(1,370)	1,144

Net income (loss)	$(470)	$787	$(2,656)	$860

Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.11)	$0.03

Diluted	$(0.02)	$0.03	$(0.11)	$0.03

Weighted average shares outstanding:
Basic	25,013	24,970	25,001	25,162
Diluted	25,013	25,400	25,001	25,758

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(unaudited)

	Nine Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$(2,656)	$860
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,895	1,936
Impairment of goodwill	—	906
Stock-based compensation	39	39
Provision for doubtful accounts	41	—
Changes in assets and liabilities:
Accounts receivable	(2,974)	(1,544)
Auction consignment advances	(67)	246
Inventories	1,908	52
Prepaid expenses and other assets	(32)	136
Income taxes (refundable) payable	(448)	895
Other assets	(487)	—
Accounts payable and accrued liabilities	1,813	(5,718)
Deferred revenue	98	(648)

Net cash used in operating activities	(870)	(2,840)

INVESTING ACTIVITIES:
Capital expenditures	(668)	(847)
Collections on notes receivable	15	45
Net advances on note receivable from an officer	(171)	(415)
Advances for pending acquisition	(135)	—
Net cash paid for acquired businesses	—	(794)

Net cash used in investing activities	(959)	(2,011)

FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	55	53
Proceeds from exercise of stock options	3	—
Purchase of company common stock	—	(1,027)

Net cash provided by (used in) financing activities	58	(974)
Net decrease in cash and cash equivalents	(1,771)	(5,825)
Cash and cash equivalents at beginning of period	5,874	14,580

Cash and cash equivalents at end of period	$4,103	$8,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9	$—

Income taxes paid	$—	$939

SUPPLEMENTAL DISCLOSURE ON NON-CASH TRANSACTIONS:
During the nine-month period ended March 31, 2001, the Company acquired a business, as follows:
Fair value of assets acquired		$(25)
Cash paid in acquisition, net of cash acquired		794
Liabilities assumed		68

Goodwill		$837

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Significant Accounting Policies

Principles of Consolidation

The accompanying interim condensed consolidated financial statements as of March 31, 2002 and for the three-month and nine-month periods ended March 31, 2002 and 2001 include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). On July 14, 2000, the Company acquired Odyssey Publications, Inc. (“Odyssey”), and accordingly the accompanying condensed consolidated financial statements of the Company for the nine-month period ended March 31, 2001 include the accounts of Odyssey from the date of its acquisition by the Company; whereas the condensed consolidated financial statements of the Company for the nine months ended March 31, 2002 include the accounts of Odyssey for that entire nine-month period.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines. Net revenues are determined net of discounts and allowances, product returns, and commissions paid to consignors on sales of their collectibles.

For collectibles auctions, we record revenue at the time the collectible is shipped or delivered to the successful bidder, generally after payment is received from the successful bidder, which can take up to 45 days after completion of the auction. However, for certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. In certain limited circumstances, we offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

Grading revenues are recognized when the graded item is returned to the customer. Grading fees have generally been prepaid, although we have offered open account privileges to numerous larger dealers. Advance

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

payments received for grading services are deferred until the service is performed and the item is shipped. For dealers who have open account status, we record revenue at the time of shipment.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year that began July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also will require the Company to recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also will require the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 effective as of the date on which the Company adopts SFAS No. 142, which is discussed below.

SFAS No. 142, which the Company will adopt on July 2, 2002 (the first day of its 2003 fiscal year), requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets that have indefinite useful lives. An intangible asset with an indefinite useful life will be required to be tested for impairment at least annually in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 will require the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142 and to complete a transitional goodwill impairment test by January 2, 2003, six months from the date of the Company’s adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method of accounting. As of March 31, 2002 and June 30, 2001, the net carrying amounts of goodwill were $14,962,000 and $16,146,000, respectively. Amortization expense for the three and nine-month periods ended March 31, 2002 was $411,000 and $1,234,000, respectively. Amortization expense for the three and nine-month periods ended March 31, 2001 was $412,000 and $1,385,000, respectively. The Company currently is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.    INVENTORIES

Inventories consist of the following:

	(In thousands)
	March 31, 2002	June 30, 2001
Coins and currency	$5,391	$5,791
Sportscards and memorabilia	1,795	3,210
Records	101	371
Other collectibles	231	28

	7,518	9,400
Less inventory reserve	(338)	(312)

Inventories, net	$7,180	$9,088

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(In thousands)
	March 31, 2002	June 30, 2001
Grading reference sets	$13	$13
Computer hardware and equipment	1,910	1,608
Computer software	1,071	690
Equipment	1,222	1,198
Furniture and office equipment	863	796
Leasehold improvements	454	379
Construction in progress	—	189

	5,533	4,873
Less accumulated depreciation and amortization	(3,628)	(2,975)

Property and equipment, net	$1,905	$1,898

4.    GOODWILL

Goodwill arises from business acquisitions and represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. The Company periodically evaluates the recoverability of goodwill by determining whether the amortization of the balances over their remaining useful lives can be recovered through projected undiscounted future operating cash flows. Based on our most recent analysis, we believe no impairment exists at March 31, 2002. Goodwill was $14,962,000 net of accumulated amortization of $3,793,000 as of March 31, 2002. Goodwill was $16,146,000, net of accumulated amortization of $2,609,000 as of June 30, 2001.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income (loss) per share for the three and nine-month periods ended March 31, 2002 and March 31, 2001, is computed, as follows:

	(In thousands, except per share data)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income (loss) applicable to common stockholders	$(470)	$787	$(2,656)	$860

Net income (loss) per share:
Weighted average shares outstanding used in computation of net income (loss) per share:
Basic	25,013	24,970	25,001	25,162
Effects of dilutive stock options	—	430	—	596

Diluted	25,013	25,400	25,001	25,758

Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.11)	$0.03

Diluted	$(0.02)	$0.03	$(0.11)	$0.03

The dilutive effects of stock options for 820 and 671 shares for the three and nine-month periods ended March 31, 2002, respectively, are excluded from the loss per share computation as the effect is antidilutive.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.    BUSINESS SEGMENTS

We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles. Effective April 1, 2001, we changed the description of our “Auction” business segment to “Collectibles Sales” to reflect more accurately the business conducted in this business segment. Accordingly, the description of the business segments for the three and nine-month periods ended March 31, 2001 has been changed to conform to the presentation for the three and nine-month periods ended March 31, 2002. We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these service segments. All of our revenues and identifiable assets are located in the United States.

	(In thousands)
	Three Months Ended March 31, 2002
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$8,098	$4,758	$12,856

Operating income (loss)	$(672)	$940	$268
Unallocated operating expenses			(1,141)

Operating loss, consolidated			$(873)

	(In thousands)
	Three Months Ended March 31, 2001
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$10,753	$5,861	$16,614

Operating income	$195	$2,237	$2,432
Unallocated operating expenses			(807)

Operating income, consolidated			$1,625

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	(In thousands)
	Nine Months Ended March 31, 2002
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$19,629	$13,170	$32,799

Operating income (loss)	$(1,973)	$1,508	$(465)
Unallocated operating expenses			(3,811)

Operating loss, consolidated			$(4,276)

	(In thousands)
	Nine Months Ended March 31, 2001
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$24,807	$16,507	$41,314

Operating income (loss)	$(1,508)	$4,560	$3,052
Unallocated operating expenses			(1,773)

Operating income, consolidated			$1,279

7.    COMMITMENTS AND CONTINGENCIES

On April 12, 2002, the Company acquired certain assets of Collectible Properties, Inc. (“CPI”), the currency sales uction business of Lyn F. Knight, an employee of the Company, for $1,034,000 in cash. As of March 31, 2002, the Company had advanced $135,000 to the sole owner of CPI, to be applied toward the purchase price of CPI, and has recorded this amount in other assets. The advance was applied against the purchase price of CPI. The acquisition of CPI, which occurred subsequent to March 31, 2002, will be accounted for in accordance with SFAS No. 141 and SFAS No. 142. The Company is in the process of determining the CPI purchase price allocation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations about trends in our business and our future financial performance and our actual results in future periods may differ significantly from those expectations. The sections below entitled Overview – “Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001, which contains additional information regarding factors that could affect our future financial performance.

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

Critical Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories, deferred income taxes, and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

Additionally, decisions of when adjustments of this nature should be made also require subjective judgments involving an assessment or prediction of the effects and duration of events or changes in circumstances. For example, it is not easy to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for a particular business and it is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for the effects of such events or changes to be recognized.

It is our practice to establish reserves or allowances to record any such downward adjustments or “write-downs” in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for slow moving inventory. With respect to other assets, such as goodwill, we write down their carrying value directly in the event of an impairment, based upon estimated future cash flows. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs are recorded. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also regarding the amounts at which sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which customers may be entitled to return the products or reject or adjust the payment for the services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

Revenue Recognition and the Allowance for Returns.    Generally, we recognize revenue from auction sales and from grading and authentication of collectibles upon shipment of the item sold or graded to the buyer or customer. We sometimes provide our customers with limited rights to return items sold. We establish an allowance for estimable returns, which reduces the amounts of our reported revenues, based on historical returns experience.

Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business, we extend payment terms to larger, more creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of dealers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if the financial condition of some dealers or economic conditions were to deteriorate, adversely affecting the ability of some of our dealers to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve.    Inventories are valued at the lower of cost or market and are reduced by an inventory valuation allowance to provide for declines in the value of our inventory, which consists of collectible coins, sportscards and other collectibles. The amount of the allowance is determined on the basis of historical experience, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some collectibles to accumulate, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results as such increases are effectuated by charges against income.

Long-Lived Assets and Goodwill.    Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Estimated undiscounted future cash flows are used to determine if an asset is impaired and, if such a determination were to be made, the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. Beginning with our 2003 fiscal year, however, we will be required to assess our goodwill for impairment based on the new standard established by SFAS No. 142. We will not be able to determine the full effect of the new standard on our financial position or our results of operations until we are able to complete our impairment analysis using the new standard. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of June 30, 2001 or March 31, 2002. In the event our analysis under the new standard indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2003, the amount of which is not presently determinable. See Note 1 to our Condensed Consolidated Financial Statements, under the subcaption “Recent Accounting Pronouncements” included in this Report for additional information regarding SFAS No. 142.

Overview of Factors that Affect Our Operating Results and Liquidity

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

Revenue Recognition Policies.  Grading fees are generally prepaid, although we have offered open account privileges to numerous larger dealers. In order to improve our competitive position, we expanded open account privileges to smaller dealers throughout fiscal 2001. When the collectibles market began to soften in the latter part of fiscal 2001, some of our customers experienced cash flow difficulties, and our accounts receivable delinquency rate increased. In the first quarter of fiscal 2002, we re-evaluated our credit policies and restricted open account privileges to that part of our dealer customer base that is comprised of larger dealers with good credit histories.

For collectibles auctions, we record revenue at the time the collectible is shipped or delivered to the successful bidder, generally after payment is received from the successful bidder, which can take up to 45 days after completion of the auction. However, for certain repeat bidders, we deliver the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. In certain limited circumstances, we offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

Grading revenues are recognized when the graded item is returned to the customer. Grading fees have generally been prepaid, although we have offered open account privileges to numerous larger dealers. Advance payments received for grading services are deferred until the service is performed and the item is shipped. For dealers who have open account status, we record revenue at the time of shipment.

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

Recent Acquisitions

On July 14, 2000, we acquired the business of Odyssey Publications, Inc. (“Odyssey”) for $814,000 in cash. The operations of Odyssey have been included in our operating results from the date of its acquisition. Consequently, our operating results for the nine months ended March 31, 2002 include the operations of Odyssey for the entire period, whereas our operating results for the nine months ended March 31, 2001 include approximately thirty seven weeks of the operations of Odyssey.

On April 12, 2002, the Company acquired certain assets of Collectible Properties, Inc. (“CPI”), the currency sales business of Lyn F. Knight, an employee of the Company, for $1,034,000 in cash. As of March 31, 2002, the Company had advanced $135,000 to the sole owner of CPI, to be applied toward the purchase price of CPI, and has recorded this amount in other assets. The advance was applied against the purchase price of CPI. The acquisition of CPI, which occurred subsequent to March 31, 2002, will be accounted for in accordance with SFAS No. 141 and SFAS No. 142.

RESULTS OF OPERATIONS

Net Revenues

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues	$12,856,000	$16,614,000	$32,799,000	$41,314,000

Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines. Net revenues are determined net of discounts and allowances, product returns, and commissions paid to consignors on sales of their collectibles.

Net revenues for the three and nine-month periods ended March 31, 2002 decreased by 23% and 21% to $12,856,000 and $32,799,000, respectively, as compared to the corresponding three and nine-month periods of the prior year, due to declines in both our grading and authentication and our collectibles sales business segments.

Grading and authentication revenue declined by 19% and 20% in the three and nine months ended March 31, 2002, respectively, when compared to the same periods last year primarily because of a continued decline in sportscard grading submissions. Grading submissions, particularly for modern sportscards, began to decline noticeably in the quarter ended June 30, 2001 and continued to do so throughout the six months ended December 31, 2001. Sportscard grading revenues for the three months ended March 31, 2002 were approximately equal to those in the immediately preceding quarter, indicating a possible stabilization in the demand for sportscard grading.

Auction and collectibles sales revenues were lower by 25% for the three-month period, and by 21% for the nine-month period, ended March 31, 2002 as compared to the same prior year periods. The decline in the auction and collectibles sales revenues for the three months ended March 31, 2002 as compared to the same prior year period is the result of the prior year’s revenues benefiting from the first time sale of gold coins and ingots from the raised S.S. Central America. We do not ordinarily sell gold ingots. The decline in the auction and collectibles sales during the nine-month period ended March 31, 2002 was primarily due to a continued softening in demand for sportscards and coins, which we believe is primarily the result of recessionary economic conditions which has reduced the amount of discretionary income available to collectors.

Gross Profit

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Gross profit	$4,820,000	$7,182,000	$12,593,000	$17,875,000
Gross profit margin	37%	43%	38%	43%

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profit decreased by 33% in the current quarter to $4,820,000 from $7,182,000 in the prior year. For the nine-month period ended March 31, 2002, gross profit decreased 30% to $12,593,000, from $17,875,000 for the comparable prior year period. The decline in our gross profit margin for both the first nine months of the current fiscal year and the three months ended March 31, 2002, occurred as a result of several factors, including (i) the decline in net sales which affected gross profit margins because a significant portion of our costs of sales are fixed and, therefore, cannot be reduced directly in proportion to decreases in our revenues; and (ii) lower gross profit margins on grading activities because we received a higher proportion of modern sportscards for grading. As previously discussed, collectors and dealers submitting modern sportscards generally elect lower cost grading services than with respect to vintage sportscards.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
SG&A	$5,282,000	$5,145,000	$15,635,000	$14,305,000
Percent of net revenues	41%	31%	48%	35%

Selling, general and administrative (“SG&A”) expenses primarily include advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased from $5,145,000 in the three months ended March 31, 2001 to $5,282,000 for the three-month period ended March 31, 2002, and from $14,305,000 in the nine-month period ended March 31, 2001 to $15,635,000 for the same period ended March 31, 2002. SG&A, as a percentage of net revenue, increased from 31% to 41% and from 35% to 48% for the three and nine-month periods ended March 31, 2002, respectively, when compared to the same prior year periods. The increases in SG&A were primarily attributed to severance payments related to staff reductions and expenses associated with the implementation of a new enterprise software system, which were only partially offset by lower travel, postage and printing expenses associated with collectibles shows and auctions.

Amortization of Goodwill and Intangibles

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Amortization of goodwill and intangibles	$411,000	$412,000	$1,234,000	$1,385,000
Percent of net revenues	3.2%	2.5%	3.8%	3.4%

Amortization of goodwill and intangibles consist of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and the non-competition agreements over the duration of those agreements, which range from 3 to 5 years. Amortization expense for the third quarter was $411,000 as compared to $412,000 last year. Amortization expense for the nine months ended March 31, 2002 was $1,234,000 down from $1,385,000 for the same prior year period. The reduction in amortization expense results from a charge for the impairment of goodwill that was recorded in the second quarter of the prior fiscal year, which reduced total goodwill and, therefore, also the subsequent quarterly goodwill amortization charges.

Interest Income, Net

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Interest income, net	$107,000	$200,000	$233,000	$725,000
Percent of net revenues	0.8%	1.2%	0.7%	1.8%

Interest income, net for the three and nine-month periods ended March 31, 2002 was lower than in the corresponding periods of the prior year because of lower cash and cash equivalent balances, lower short-term interest rates, and a $22,000 charge in the quarter ended September 30, 2001 for interest expense resulting from a sales tax audit. Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter-to-quarter basis (see “Overview – Factors Affecting Revenues and Margins” above in this Item 2).

Income Taxes

Income tax benefit was provided for at a 33% rate for the first nine months of the current year, which reflects the statutory rate for a California-based company of 40.8% and the non-deductibility of certain goodwill amortization charges and other permanent tax differences. In the first nine months of the prior fiscal year, income tax expense was provided for at a 46.6% rate. Due primarily to the non-deductibility of certain goodwill amortization charges and other permanent tax differences, we expect our tax rate to remain at approximately the current rate for the remainder of this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $4,103,000 as compared to cash and cash equivalents of $5,874,000 at June 30, 2001. That decrease resulted, in part, from the period-to-period variability in the timing of our collectibles auctions and from the loss from operations incurred in the nine months ended March 31, 2002, both of which were partially offset by cash generated from an inventory reduction program. We generally pay consignors to our auctions on the 45th day following the close of an auction. However, most of the payments for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction “cycle” can cause significant fluctuations in our cash balances. Because the variability in the timing, number and size of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances will be subject to continuing period-to-period fluctuations in subsequent reporting periods.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash, because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. Our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. We do have a $1.5 million short-term unsecured credit facility with a commercial bank. Borrowings under that credit facility have been used primarily (i) to fund advances to consignors of collectibles to our auctions of a portion of the sales prices that are expected to be realized from the sales of those collectibles and (ii) to finance short-term working capital requirements.

Operating activities used cash of $870,000 during the nine-month period ended March 31, 2002 as compared to using net cash of $2,840,000 in the nine-month period ended March 31, 2001. The reduced use of internally generated cash flow during the first nine months of this year was due primarily to an increase in the number of auctions conducted, and the timing of auctions that we completed during that period, which resulted in an inflow of cash during March, 2002 from winning bidders and to reductions in collectibles inventories as a result of an inventory reduction program initiated during the first quarter of the current fiscal year.

Net cash used in investing activities was $959,000 for the nine-month period ended March 31, 2002 and consisted of expenditures for fixed assets, primarily for software costs associated with a new enterprise software system and related computer servers, and for an advance made to an officer of the Company. In addition, $135,000 was advanced to the seller of CPI that was subsequently acquired by the Company. That advance was applied to the purchase price paid by the Company for the certain assets of CPI (see Note 7 to the interim condensed consolidated financial statements included in Item 1 of this Report).

Net cash provided by financing activities for the nine-month period ended March 31, 2001, was $58,000 and consisted of proceeds from sales of shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

We believe that our existing cash balances and internally generated funds, together with periodic short-term borrowings under our $1.5 million credit line, will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability, the need to increase inventory of collectibles for auction, capital expenditures for our new enterprise software system and various other factors. Depending on our profitability and working capital requirements, we may require additional financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year that began July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also will require the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141 at the time it adopts SFAS No. 142, which is described below.

SFAS No. 142, which the Company will adopt on July 2, 2002, which is the beginning of our next fiscal year, requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life will be tested for impairment at least annually in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Our first fiscal year after December 15, 2001 will begin on July 2, 2002. SFAS No. 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142 and to complete a transitional goodwill impairment test by January 2, 2002, which is six months from the date it will be adopted by the Company.

The Company’s previous business combinations were accounted for using the purchase method of accounting. As of December 31, 2001 and June 30, 2001, the net carrying amounts of goodwill were $14,962,000 and $16,146,000, respectively. Amortization expense for the three and nine-month periods ended March 31, 2002 was $411,000 and $1,234,000, respectively. Amortization expense for the three and nine-month periods ended March 31, 2001 was $412,000 and $1,385,000, respectively. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will impact its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is required to be adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of factors that could affect our future operating results and financial condition. Those factors include the factors discussed in the Section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 – DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors. In particular, the factors described in our Annual Report that could adversely affect our future financial performance include the risk that the popularity of collectibles will decline; declines in the general economic conditions which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; temporary popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, could cause revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies which could have the effect of reducing profit margins; lack of adequate investment returns on new business opportunities; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner; increased competition; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2001 and March 31, 2002, we had $5,874,000 and $4,103,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

PART II—OTHER INFORMATION

ITEM 4.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 15, 2002	/s/ ROGER W. JOHNSON
Roger W. Johnson, Chairman and Chief Executive Officer

Date: May 15, 2002	/s/ MICHAEL J. LEWIS
Michael J. Lewis, Chief Financial Officer

S-1