Form 10-K
period 2002-06-30
COLLECTORS UNIVERSE INC
filed 2002-09-27
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission file number 0-27887

COLLECTORS UNIVERSE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1921 E. Alton Avenue, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code

(949) 567-1375
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001 per share

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of September 23, 2002, the aggregate market value of the Common Stock held by non-affiliates was approximately $11,857,906.

As of September 23, 2002, a total of 25,012,486 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III of the Form 10-K are incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2002.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

ii

FORWARD-LOOKING STATEMENTS

This Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance and operating trends that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption “Item I—Description of Business—Certain Factors That Could Affect Our Future Performance” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

iii

PART I

Item 1.    BUSINESS

Collectors Universe—Overview

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

•
Service.    We authenticate the genuineness of collectible coins, sportscards, autographs and stamps, and we grade the quality of collectible coins, sportscards and stamps in accordance with consistently applied uniform standards so that buyers can have the assurance that the collectibles they are purchasing are genuine and are of the quality represented by the sellers.

•
Content.    We compile and publish authoritative information about the rarity, quality and trading history of high-end collectibles that make collectors and dealers more informed purchasers and sellers and which adds to the excitement of the collecting experience.

•
Commerce.    We conduct premium multi-venue auctions at which dealers and collectors are able, in person, by mail, via the telephone and on the Internet, to buy and sell rare or valuable collectibles (which we sometimes refer to as “high-end collectibles”). We also operate an online collectibles marketplace, at www.collectors.com., where collectors and dealers can buy high-end collectibles and where they can access the information we publish before making their purchase and sale decisions. We also operate co-branded websites with e-Bay and Yahoo, that facilitate the purchase and sale of collectibles at their online auction sites by enabling buyers and sellers of collectibles visiting their auction sites to access our authentication and grading services and our collectibles content.

We generate revenues from fees paid for authentication and grading services provided to our customers, typically ranging from $6 to $70 per item. We also generate revenues from commissions paid by both buyers and sellers when we sell collectibles that have been consigned to us for auctioning (“consigned collectibles”), the total of which generally ranges from 10% to 25% of the sales prices of the collectibles, and from the sales of collectibles that we purchase for resale at our auctions or through retail sales (“purchased collectibles” or “owned collectibles”). When we sell owned collectibles in one of our auctions, we receive a buyer’s fee at the same rate as charged for consigned collectibles sold in our auctions.

We have developed some of the leading brand names in our collectibles market:

•	“PCGS” (“Professional Coin Grading Service”), which is the leading coin grading and authentication service in the United States;

•	“PSA” (“Professional Sports Authenticators”), which is the leading sportscard grading and authentication service in the United States;

•	“Bowers and Merena,” which is a leading auctioneer of rare and collectible coins in the United States; and

•	“Lyn Knight Currency Auctions,” which is a leading auctioneer of rare and collectible currencies.

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

Industry Background

Development of Collectibles Markets.

Collectible Coin Grading and Authentication.    The sight-unseen market for high-end coins was practically non-existent prior to the development of consistently applied uniform quality grading standards. Previously, buyers needed to actually see a coin before purchase to determine whether its quality justified the asking price. Even when buyers could view coins before purchase, they often lacked the knowledge to determine, with confidence, the authenticity or quality of a coin. As a result, a system for grading coins developed among dealers by which they used either descriptive terms, such as “uncirculated,” “brilliant uncirculated” and “gem brilliant uncirculated,” or a numerical scale ranging from 1 to 70, with higher numbers denoting a higher quality. However, whether using a descriptive or numeric system, grading varied significantly from dealer to dealer, depending on a dealer’s subjective criteria. Moreover, dealers were hardly disinterested or independent, since as the buyers or sellers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade. As a result, grading standards were often inconsistently applied, and many collectors were vulnerable to fraudulent practices. These conditions severely limited the growth of the rare coin market and created a barrier to the participation of new collectors who lacked the expertise necessary to buy and sell with confidence.

In response to these conditions, in 1986 we launched Professional Coin Grading Service (PCGS), which instituted the practice of employing expert graders who were independent of the buyers and sellers of coins, thereby providing impartiality in the grading process. We established consistent standards of quality measured against an actual “benchmark” or “reference” set of coins kept at our office, and we provided a warranty as to the accuracy of our authentication and grading. We placed each graded coin in a tamper-evident holder, so that any prospective buyer would know that it was a PCGS authenticated and graded coin.

As a result, dealers were able to trade PCGS graded coins sight-unseen and an electronic teletype network called the “Certified Coin Exchange” developed and was used by dealers to buy and sell rare coins electronically before the Internet became viable. In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides that tracked the price and rarity of PCGS graded coins.

Sportscard Grading and Authentication.    In the sportscard collectibles markets, misrepresentations of authenticity and quality were also a barrier to market growth. Using the skills and credibility we established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our authentication and grading services have improved the marketability of sportscards by removing the barriers created by misrepresentations of authenticity or quality and also facilitating sales and trading of sportscards over the internet and at remotely held sports memorabilia auctions. The sportscards submitted to us for grading include primarily older or vintage sportscards, particularly of memorable or historically famous or notable players, such as Joe DiMaggio, Ted Williams, Mickey Mantle, Honus Wagner and modern or newly produced sportscards of current or new athletes who are or have become popular with sports fans or have achieved new records or milestones. These sportscards have or are perceived to have sufficient collectible value to justify grading and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability. Additionally, the production and sale each new sports season of new series of sportscards creates new collectibles that have been a source of additional grading submissions to us.

Stamp Grading.    Based upon our success in establishing grading for coins and sportscards, in January 2000 we launched grading of U.S. stamps through Professional Stamp Experts (PSE). Stamp authentication and grading is in its infancy and, based on our experience in launching coin grading and sports card grading, we expect to meet resistance to this concept in the stamp collectibles market, which is heaped in tradition. We believe, however, that the grading of stamps can gain, albeit gradually, a degree of market acceptance as grading has for coins and sportscards.

Authentication of Sports and Historical Memorabilia.    Forgeries and misrepresentation of authenticity also have hindered development and growth of the market for autographed memorabilia. Operation Bullpen conducted by the FBI and other law enforcement agencies a few years ago uncovered widespread misrepresentations as to the genuineness of sports memorabilia. Beginning in 2001, we launched our James Spence Autographs division, offering authentication services for sports autographs and memorabilia. This division is headed by James Spence who has developed an expertise and is recognized as a leader in authenticating autographs, especially of sports heroes. We believe the demand for our vintage authentication services will grow as collectors increasingly rely on independent third parties for determining the genuineness of sports and entertainment collectibles. We offer another authentication service, PSA/DNA, that certifies autographed sports collectibles at the time of signing or when used during a sporting event. This service uses a proprietary authentication system that incorporates a holographic, tamper-evident label in conjunction with a special marking ink that is essentially non-recreatable.

Collectible Commerce.

We conduct premium auctions of high-end collectible coins, currency, sportscards and sports, entertainment and historical memorabilia. Our premium auctions utilize a “multi-venue” auction format that allows buyers and sellers to select the bidding format that is the most convenient and comfortable for them. These auction formats include various combinations of mail-in-bids, telephone, Internet and live bidding. Our premium auction companies include Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Lyn Knight Currency Auctions for U.S. Currency, Superior Sportscard Auctions for vintage sportscards and sports memorabilia, and Odyssey for entertainment and historical memorabilia. Several of our auction companies are prominent within their respective collectibles market.

In 1999, Bowers and Merena auctioned the 1804 Childs Silver Dollar for $4,100,000, the second highest price at which a U.S. Coin has been sold at auction. Lyn Knight Currency Auctions holds the record for the highest gross auction sales at any single auction of U.S. currency at $6,500,000.

In conjunction with our auction commerce, we also sell high-end collectible coins and autographs through direct retail sales, catalogs and via the Internet on our website at www.collectors.com. These “e-Shops” continue to become a more important component of our direct retail sales activities in the future.

We also participate in e-commerce through co-branded websites with e-Bay and Yahoo. These co-branded websites offer our authentication and grading services to their users and also direct them to our website for price guides on certain collectibles, rarity reports, verification of previously authenticated collectibles and other commerce opportunities.

Content and Publications.

We publish authoritative price guides, rarity reports and other collectible information. In July 2000, we acquired Odyssey Publications. Odyssey publishes the nationally distributed Autograph Collectors Magazine and is considered to be a leading authority within the entertainment and historical autograph market. We also publish the monthly Sports Market Report for primary distribution to our 6,000 PSA Collectors Club members. In April 2001, Odyssey commenced distribution of the Sports Market Report as a national magazine to numerous outlets, including Borders, Barnes & Noble, and to convenience stores, specialty outlets and grocery stores. We believe our price guides, rarity information and authentication information has commercial potential, and we are exploring various business opportunities to generate additional revenues from our databases and publications.

Our Business Strategy

Our objectives are to create an integrated provider of collectible services to the high-end collectibles markets and to increase our share of those markets. To achieve those objectives we intend to:

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

Leverage Brand Names.    We have established leading brands within select collectibles markets, including PCGS, PSA, Bowers and Merena, Lyn Knight Currency Auctions, Superior Sportscard Auctions, and PSA/DNA. We intend to use the reputations of these brands to promote Collectors Universe as the premier factor in the high-end collectibles industry. Our new stamp authentication and grading service, PSE, is leveraging the reputation of our other grading services to gain credibility within the stamp collectibles market.

Acquire Complementary Businesses.    The collectibles markets are fragmented, and therefore we seek opportunities to acquire complementary businesses to augment our growth and to penetrate new markets to consolidate niches within these markets.

Form Strategic Alliances.    We have entered into strategic alliances with eBay, Yahoo, Upper Deck, and others to promote the Company’s services, and we will continue to seek out other strategic opportunities to expand our business and open new markets.

Expand Internationally.    We believe the market for authenticated and graded collectibles can be geographically expanded to the PacRim and European markets. During fiscal 2001, we signed an exclusive distribution agreement with a Japanese company to authenticate and grade sportscards published and distributed in Japan. However, the grading of collectibles is in its infancy in many international markets, and we do not know whether it will gain wide spread acceptance. We intend, however over the next several years, to pursue other international opportunities for coins, sportscards, stamps, autographs and memorabilia.

Factors That Could Affect Our Future Financial Performance

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

Declines in General Economic Conditions Could Affect Our Operating Results.    The availability of discretionary or disposable income is an important factor in the willingness and ability of individuals to purchase, and the prices that they are willing to pay for, high-end collectibles. Additionally, declines in purchases and sales of collectibles usually also result in declines in utilization of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do affect our operating results by (i) reducing the commissions we are able to generate on sales of collectibles, (ii) reducing the frequency at which collectors submit their coins, sportscards and other collectibles for authentication and grading, (iii) causing declines in the value of collectibles that we hold in our inventory, (iv) reducing the ability and willingness of customers to pay outstanding accounts receivable. One countervailing factor is that during economic downturns, the value of gold and other precious metals tends to increase, which can lead to increases in the sales prices of collectible coins.

Temporary Popularity of Some Collectibles Could Cause Our Revenues to Fluctuate.    Temporary consumer popularity or “fads” among collectors may lead to short term or temporary increases in the volume of collectibles that we authenticate and grade and auction or sell. These trends may result in significant period to period fluctuations in our operating results. Any decline in the popularity of the collectibles we authenticate and grade and auction or sell, as a result of changes in consumer trends, could harm our business. In particular, the market for authentication and grading of sportscards is relatively new, and the volume of sportscards we receive has fluctuated significantly in the last two years. There is no guarantee that the level of trading in sportscards will not continue to decline from current levels.

There Are Limited Supplies of Collectibles.    Our business is substantially dependent upon obtaining collectible coins, sportscards, records and other high-end collectibles for authentication, grading and auction. We depend upon dealers and collectors submitting collectibles for authentication and grading, and there is no guarantee that the current rates of grading and authentication submissions will remain stable or increase. Although there are numerous dealers and collectors from whom we are able to obtain collectibles for our auctions, there are only a limited number of dealers with the capacity to submit high-end collectibles for auction on a regular basis. A change in our relationships with suppliers or dealers could negatively impact our ability to obtain or auction high-end collectibles in the quantities and at the times we desire. This could impair our ability to attract a sufficient number of people interested in high-end collectibles to our auctions, which would lead to reductions in our revenues and a decline in our operating results. See “Inventory and Working Capital” elsewhere in this Item 1.

Variability of Our Operating Results.    Our operating results are and can be significantly affected by the frequency and size of our high-end collectibles auctions. The timing, frequency and size of those auctions cannot be fixed, because scheduling of those auctions depends on when sufficient consignments of collectibles can be obtained to justify the holding of such auctions. In addition, as a result of revenue recognition policies that apply to auctions, under generally accepted accounting principles auction revenue generated in a particular accounting period may not be recognized until the subsequent accounting period. As a result, our auction revenue, and therefore our operating results, often vary from period to period. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report.

We May Incur Losses on Our Collectibles Inventory.    In addition to auctioning collectibles on consignment, we own some of the collectibles sold in our auctions and own almost all of the collectibles that we sell at retail. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell these purchased collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles declines, our revenues and operating results would decline. See “Inventory and Working Capital” elsewhere in this Item 1.

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

We Could Suffer Losses on Authentication and Grading Warranties.    We offer a warranty covering the coins and sportscards that we authenticate and grade. Under the terms of our warranty, any coin or sportscard that was originally graded by us and which subsequently receives a lower grade upon resubmittal to us for grading, obligates us either to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves to satisfy such warranty claims based on historical experience, which in the past have proven to be adequate. If warranty claims were to exceed these reserves, we would incur additional charges that would adversely affect our operating results.

Increased Competition Could Affect Our Financial Performance.    Our auction and retail businesses are highly competitive. We compete directly with other auction companies that specialize in and have an industry reputation for hosting premium collectibles auctions, including Sotheby’s, Inc., Christie’s, Inc. Mastronet and Heritage Capital Corporation. These competitors each have the ability to attract collectible consignments and buyers to their auctions as a result of their reputation and the quality of the collectibles they are able to obtain through their industry connections and financial resources. In addition, other reputable auction companies that do not presently engage in auctions for coins or sportscards, or other collectibles that are the focus of our business, may decide to enter our markets to compete with us. Some companies have greater name recognition and have greater financial and marketing resources than we do. Our retail sales business is highly competitive with hundreds of competitors, some of whom are larger and enjoy greater name recognition than our company. Additionally, although there are few major competitors in the collectibles authentication and grading markets, competition also is intense in these markets. Increases in competition could adversely affect our pricing and profit margins and our ability to achieve further growth. See “Competition” elsewhere in this Part I.

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

Factors that Could Affect our Share Price Performance

Possible Delisting of our Shares by NASDAQ.    During the quarter ended June 30, 2002, the bid price of our shares declined below $1.00 per share for a period of 30 consecutive trading days, where it has since remained. We have been notified by NASDAQ that our shares may be delisted from trading on the NASDAQ National Stock Market if the bid price does not increase to at least $1.00 per share for 10 consecutive trading days within the succeeding 90 days and we are unable to demonstrate to NASDAQ that our share price will so increase as a result of actions being taken by the Company. Although we believe that anticipated improvements in operating results in the current fiscal year will result in the required improvement in the trading price of our shares, there is no assurance that NASDAQ will not proceed with the delisting. A delisting of our shares from NASDAQ would make it more difficult for our stockholders to sell their shares in the open market and for the Company to attract new investors and to achieve improvements in the price performance of our stock. Accordingly, if necessary to maintain our NASDAQ listing, subject to the approval of our stockholders we are prepared to implement a reverse stock split of our outstanding shares to increase our share price above $1.00. See Item 5 in Part II of this Report.

Services and Customers

Authentication and Grading of Collectibles.    We offer authentication and grading services for coins and sportscards and have recently inaugurated the grading of stamps. Using proprietary grading software developed by us, our teams of trained and experienced authenticators and graders determine the authenticity of an item submitted and then assign a numeric grade to the item based upon its quality. After the item is graded, it is usually encapsulated in a tamper-evident plastic holder. Customers for our authentication and grading services include individual collectors, dealers and, to a limited extent, wholesalers and manufacturers.

We also offer authentication services for vintage sports autographs and signed sports memorabilia. After an item of memorabilia is determined to be authentic, it is entered into our database, with a digital picture for future reference, and issued a certificate of authenticity. Customers for our authentication services are primarily individual collectors and dealers. We also offer authentication services for “signed-in-the-presence” autographs and sports memorabilia, in which we use our proprietary PSA/DNA authentication system to affix a holographic label and/or special ink to the item that marks the item as genuine.

PCGS Coin Grading Operations.    Since our inception in 1986, we have graded more than 7,000,000 coins with a declared insured value of more than $9.0 billion. We authenticate and grade approximately 600,000 coins per year and, depending on the customer’s requested turnaround time, we typically charge between $8 and $100 per coin for this service. We have graded, either before or after sale, three of the five highest priced U.S. coins ever sold at public auction, including an 1804 silver dollar that was purchased for approximately $4,100,000. We also have been named as the official grading service of the Professional Numismatists Guild, the most prominent non-profit national coin dealer trade organization.

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

PSA Sportscard Grading Operations.    Our PSA Division first started grading sportscards in 1991 and has graded over 4 million sportscards with a declared value of more than $0.6 billion. We employ authentication and grading procedures and provide warranties of accuracy that are similar to the procedures employed and warranties given in authentication and grading of coins. In addition to baseball cards, we authenticate and grade football, hockey and basketball sportscards and other collectible cards. We typically charge between $6 and $20 per card for our authentication and grading service, depending on the customer’s requested turnaround time. We also have periodically entered into arrangements with sportcard manufacturers to grade, in bulk, modern sportscards that they produce.

We experienced a rapid increase in grading submissions between fiscal 1999 and fiscal 2000. However, during the 4th quarter of fiscal 2000, sportscard submissions started to decline from a quarterly rate of approximately 520,000 cards to approximately 310,000 cards per quarter, a level at which it has remained throughout fiscal 2001 and 2002. We believe that this decrease in submission rates is due, in part, to an increase in the number of modern sportscards in circulation, which has led to a reduction in resale prices of those sportscards that has reduced the economic incentive to have them graded. However, we have been able to partially offset that decline in submissions through our Sport Card Set Registry Programs. Those programs, introduced by PSA in fiscal 2001, have encouraged collectors to collect or amass sets or combinations of related vintage and also modern sportscards, comprised not only of the cards of more famous and popular players, but also of less notable players who may have been or are associated with particular teams or sports events. To enhance the collectibility and marketability of such related sets or combinations of sportscards, on an increasing basis, dealers and collectors have been submitting the cards making up those sets for grading, including those of the less notable players which might not otherwise have been submitted for grading.

Other Authentication and Grading Services.    We commenced stamp authentication and grading and sports autograph authentication during fiscal 2000. The volume of submissions through fiscal 2002 has not been material, and since these services are new to the markets, we cannot predict when or even whether they will gain market acceptance.

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

Customers for our premium auctions are generally individual collectors and dealers. At those auctions we sell collectibles that are consigned to us by dealers and collectors (“consigned collectibles”) and, to a lesser extent, collectibles that we purchase for resale at our auctions (“purchased collectibles” or “owned collectibles”). We also make direct and catalog sales primarily of purchased collectibles.

We generate revenue from our auctions in the form of commissions from both buyers and sellers of consigned collectibles and from sales of purchased collectibles that we sell and buyer’s commissions on the sale of purchased or owned collectibles. Commissions from the sale of consigned collectibles vary but are generally between 10% to 25% of the sales price of the collectible. We charge buyers a commission on the sale of owned collectibles that varies but is generally between 10% and 15% of the sales price. Revenues from the sale of owned collectibles were $19,983,000 and $23,152,000 in fiscal 2002 and fiscal 2001, respectively. Commissions revenues from the sale of consigned and owned collectibles were $4,875,000 and $6,241,000 in fiscal 2002 and fiscal 2001, respectively. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report.

Premium Auctions.    Premium auctions feature special or unique collectibles that are sold in a multi-venue auction formats. In some of our premium auctions, we utilize “callback bidding” where bidders can choose to be called back by a phone operator immediately after the close of the first auction phase to be given the opportunity to participate in the final bidding phase.

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

Price Guides.    We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the value of the 3,000 most actively-traded U.S. coins with information dating back to 1970. We compile and publish this information in a widely recognized collectible coin index, the CU3000.

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

Historical Content.    Collecting is often about history, and, in many instances, the collectible’s history is what makes it valuable. In our catalogs, and in other publications, we provide short histories about unusual and rare collectibles that add to the attractiveness and excitement of purchasing such items.

News.    We provide the information that collectors and dealers need to track recent events, trends and developments in the collectibles markets we serve. For example, new collectibles are constantly being created, some collectibles increase in popularity and other collectibles sell at record prices.

Customer Support

We devote significant resources to providing personalized, customer service and support in a timely manner. Customers can check the status of their grading submissions at our Internet website. In addition, customers or prospective buyers can confirm the authenticity of the over 11 million collectibles we have graded. Customers also can choose to telephone or e-mail our general support staff. We also make available specialists and experts who are able to address virtually any issues our customers may encounter when using our services.

Inventory and Working Capital

Our inventory consists primarily of collectibles held for sale in our auctions and through direct sales. In our premium auctions, the majority of the collectibles sold are consigned to us, but we do sell collectibles owned by us, particularly sportscards and entertainment memorabilia. Collectibles sold through direct sales or catalog are usually owned by us. The supply of high-end collectibles is limited, and the timing of their availability in sufficient quantity to support our premium auctions and direct sales is uncertain. We, therefore, purchase inventory to insure availability and to take advantage of the opportunities to acquire high-end collectibles at favorable prices. In some circumstances, we may purchase a large “collection” of inventory with the intent of selling it in multiple future auctions. Therefore, our inventories are exposed to potentially limited turnover and valuation risks associated with fluctuations in their market prices. The Company periodically reviews its inventories and takes reserves against potential valuation loss.

Historically, fees for authentication and grading were generally prepaid or paid at the time the item was submitted. Prepayments for services are recorded as deferred revenue until the service is completed and the item is returned. In prior fiscal years, prepaid submittals have provided us with a consistent source of cash and improved our working capital position. At June 30, 2002, deferred grading revenue, that is, the value of prepaid, but unprocessed grading submissions, was $545,000 as compared to $288,000 at June 30, 2001. We advance, to certain consignors in our premium auctions, funds in anticipation of selling their collectibles at auction. We generally charge market rates of interest for such advances and hold their consignment as collateral. This practice is common in the market for higher-end collectibles and is used to attract consignments to our auctions. At June 30, 2002, we had advanced $3,359,000 to consignors.

The timing of premium auctions can have a significant impact upon our working capital. We generally pay consignors 45-days after the close of any auction but collect, all, or essentially all, the receivables from an auction 60 days following the completion of the auction. This auction cycle can cause significant fluctuations in the Company’s cash balances and working capital position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report.

Manufacturing and Suppliers

We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items, and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. We do not have “back-up” dies for many of our high volume injection molded parts, and we rely on one supplier for these requirements. In the event that this supplier experiences a protracted production stoppage, we would not be able to service all of our customers.

Operations and Technology

We utilize proprietary software for our authentication, grading, order tracking, order processing and certain database functions. During fiscal 2002, we completed interfacing our proprietary grading software with a new company-wide enterprise software system. Total cost of this new software, and related hardware, was approximately $1,250,000, of which, approximately $600,000 and $50,000 was expensed during fiscal 2002 and 2001, respectively, representing primarily pre-development and post-implementation training and support costs. Approximately $600,000 has been capitalized and is being amortized over a 3 to 5 year life.

Competition

There are three main competitors in coin grading, Numismatic Guaranty Corporation of America, Independent Coin Grading and ANACS, a subsidiary of Amos Press, Inc. and a few minor competitors. In sportscard grading, there are also two main competitors, Beckett and Sportscard Grading Corporation, but numerous smaller competitors. The sportscard grading market attracts new competitors every year and, every year, several competitors disappear from the market. In July 2001, a new competitor entered the sportscard grading market, SCD Authentic, a division of Krause Publications. We believe that PCGS and PSA have the largest market share in each of their respective markets, but barriers to entry into the authentication and grading market are relatively low, especially into the sportscard grading market. However, the development of a brand name that buyers and sellers will rely on for making “sight-unseen” purchases can take several years to develop, and collectors tend to favor grading services that have an established reputation and whose grading standards tend to support the highest price in the market.

Our traditional auction business is also highly competitive. We compete directly with other companies that specialize in collectibles and have an industry reputation for hosting premium collectibles auctions. Our competitors in traditional auction markets include Heritage Numismatic Auctions, Currency Auctions of America, recently purchased by Heritage, Mastro Fine Sports Auctions, Greg Manning Auctions and numerous smaller auction companies that compete in our markets for coins, sportscards and sports memorabilia, currency, rare records, autographs, and other types of collectibles. In addition, other reputable and much larger auction companies such as Sotheby’s, Christie’s and Butterfield & Butterfield, which do not specialize in, but do conduct auctions for collectibles that our Company specializes in, are potential competitors. In addition, other significant auction companies that do not presently engage in auctions for coins or sportscards or other collectibles that are the focus of our business may decide to enter our markets to compete with us. These companies have greater name recognition than us and have access to more financial and marketing resources than we do. We believe that the principal competitive factors in the traditional auction business are the reputation of the Company hosting the auction, the hosting party’s ability to attract buyers to the auction and the quality of collectibles available for sale at the auction.

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

The following table sets forth a list of our trademarks, both unregistered and registered, that are currently being used in the conduct of our business:

Unregistered Marks		Registered Marks
Coin Universe	Bowers and Merena Galleries	Collectors Universe
Collectors.com	Kingswood Coin Auctions	PCGS
Lyn Knight Currency Auctions	Sports Collectors Universe	PSA
Superior Sportscard Auctions	Currency Universe	PSA/DNA
Bowers and Merena Auctions	Record Universe	Good Rockin’ Tonight

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

Government Regulation

Numerous states, including the State of California in which our headquarters is located, have regulations regarding the manner in which “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions. We must comply with each state’s requirements when conducting in-person auctions and are required to collect sales tax depending on the collectible sold and manner in which title changes. The Company conducts multi-venue auctions in which the customer may bid, in-person, over the telephone or on the Internet through our website. At this time, it has not been determined if a state or governmental body could claim authority over a multi-venue auction for purposes of complying with “auctioneering” laws or the collection of sales tax.

Employees

As of June 30, 2002, we had 187 full-time employees and 33 part-time employees. Included in this total were 105 in grading and authentication, 52 in collectible sales and auction, 6 in website development, 4 in sales and marketing and 53 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

Item 3.    LEGAL PROCEEDINGS

At June 30, 2002, we were not party to any legal proceedings that we believe is material.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Roger W. Johnson	67	Chief Executive Officer
David G. Hall	55	President
Michael J. Lewis	58	Chief Financial Officer

ROGER W. JOHNSON has served as a Director of Collectors Universe since November 1999 and was elected as its Chairman and Chief Executive Officer in September, 2001. From 1996 to September 2001, Mr. Johnson was a private investor. He was appointed by President Clinton and served as the Administrator of the General Services Administration of the United States from 1993 to 1996. Mr. Johnson also has been Chief Executive Officer of the Young Presidents’ Organization, International since 1998. He is a member of the boards of directors of The Needham Funds, Inc., Sypris Solutions, Inc., Insulectro, Carole Little and the Women’s Consumer Network, Washington, D.C. Mr. Johnson was Chairman and Chief Executive Officer of Western Digital Corporation from 1982 to 1993. Mr. Johnson holds an M.B.A. in industrial management from the University of Massachusetts.

In August 2002, Mr. Johnson announced his decision to step down as Chairman and Chief Executive Officer of the Company, after having achieved goals he had set for himself when he assumed those positions with the Company. In announcing that decision, Mr. Johnson stated it was time to hand over his responsibilities to a new chief executive officer who could commit to a much longer period of leadership with the Company than he would be able to do. The Company’s Board of Directors has opened an active search for a successor to Mr. Johnson, who has agreed to remain as Chief Executive Officer for an interim period to assist with the transition to the new Chief Executive Officer. At the same time, the Board of Directors elected James H. O’Neal, as Chairman of the Board, to lead that search. Mr. O’Neal, who is a private investor and has served as a director of the Company since June, 2001, was the President and Chief Executive Officer of Frito-Lay International from 1997 until his retirement in 2000, and prior to 1997 held a number of executive positions with PepsiCo, the parent company of Frito-Lay.

DAVID G. HALL has served as President of Collectors Universe, Inc. since September 2001. From April 2000 to September 2001, Mr. Hall served as our Chairman of the Board and Chief Executive Officer. Mr. Hall also served as Chairman of the Board and a Director since founding Collectors Universe in February 1986. From 1986 to January 1999, he also served as President and Chief Executive Officer. Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 others. In 1990, Mr. Hall was named an Orange County Entrepreneur of the Year by INC. magazine. In addition, he has written A Mercenary’s Guide to the Rare Coin Market, a book dedicated to coin collecting. Mr. Hall is also a member of the Professional Numismatists Guild.

MICHAEL J. LEWIS has served as Chief Financial Officer of Collectors Universe, Inc. since October 2001. From January 2000 to October 2001, Mr. Lewis was a private investor. In 1998, Mr. Lewis was Chief Financial Officer of the Young Presidents’ Organization. During 1999, Mr. Lewis was an associate with Eureka Financial Markets. From 1994 to 1997, Mr. Lewis served as
Chief Executive Officer of National Case Management. Prior to that time, Mr. Lewis served as a Financial Consultant or as Chief Financial Officer, including Chief Financial Officer of Western Digital Corporation and Emulex Corporation.

PART II

Item 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been listed on the Nasdaq National Market, trading under the symbol CLCT, since November 4, 1999, when we commenced our initial public offering of common stock. The following table sets forth high and low closing prices for our common stock, as reported by the Nasdaq National Market for each of the fiscal quarters in the fiscal years ended on June 30, 2002 and 2001:

Fiscal 2002	High	Low
First Quarter	2.23	.71
Second Quarter	1.60	.72
Third Quarter	1.72	1.11
Fourth Quarter	1.50	.76

Fiscal 2001	High	Low
First Quarter	4.67	2.50
Second Quarter	2.56	1.53
Third Quarter	2.19	1.44
Fourth Quarter	2.20	1.45

The Company had 162 holders of record of its common stock and approximately 2,119 beneficial owners on June 30, 2002.

Possible Delisting of Shares and Possible Reverse Stock Split.    During the quarter ended June 30, 2002, the trading prices of our shares declined to less than $1.00 per share for 30 consecutive trading days. As a result, we have been informed by NASDAQ that our shares may be delisted from trading on the NASDAQ Stock Market, unless we can demonstrate to NASDAQ’s satisfaction that the decline in our share price is temporary and the price will increase above $1.00 in the near term. A delisting of our shares from the NASDAQ Stock market would result in a decline in the marketability and the liquidity of our shares, making it more difficult for our stockholders to purchase and sell shares when they want or need to do so and for us to achieve improvements in our share price performance.

As a result, if NASDAQ determines to proceed with the delisting of our shares, the only alternative available for achieving the increase in our share price required to maintain our NASDAQ listing may be a reverse stock split of our outstanding shares, in all probability ranging somewhere between a one share-for-three share to a one share-for-five share reverse split. Accordingly, we intend to ask our stockholders, at our Annual Stockholders Meeting scheduled for December 4, 2002, to grant the Board of Directors the authority to effectuate a reverse split of our outstanding shares within that range. If the reverse stock split is approved, the Board of Directors is likely to implement it only if it becomes necessary to ensure the continued listing of our shares on the NASDAQ Stock Market. Accordingly, even if the reverse stock split is approved by the stockholders, the Board of Directors may elect to delay, or even abandon it entirely if we are able to otherwise maintain the listing of our shares on NASDAQ.

Dividends and Share Repurchases

We do not intend to declare or pay cash dividends in the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion.

Pursuant to an open market and private stock repurchase program approved by the Board of Directors, from September 25, 2000, through December 28, 2000, the Company purchased 500,000 of its shares at an average price of $2.04 per share. Although we do not currently have plans to do so, depending on market conditions and the alternatives for which the Company’s cash may be used, the Board of Directors may consider adopting additional stock repurchase programs in the future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data and balance sheets data for each of the fiscal years shown, include the operations of Collectors Universe, Inc. and its predecessor, Professional Coin Grading Service, Inc. The selected operating data for the fiscal years ended June 30, 2002, 2001 and 2000, and the selected balance sheet data at June 30, 2002 and 2001, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected financial data for the fiscal years ended June 30, 1999 and 1998 and at June 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Years Ended June 30, (4)
Consolidated Statements of Operations Data (1)	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Net revenues	$44,781	$52,384	$42,374	$22,563	$10,989
Cost of revenues	26,517	30,604	20,185	8,654	2,915

Gross profit	18,264	21,780	22,189	13,909	8,074
Selling, general and administrative expenses	20,911	19,954	18,614	14,368	7,135
Amortization of goodwill	1,649	1,798	1,070	337	33
Impairment of goodwill	51	906	—	—	—

Operating income (loss)	(4,347)	(878)	2,505	(796)	906
Interest income, net	379	855	748	30	26
Other income (expense), net	23	(33)	(161)	(28)	(46)

Income (loss) before income taxes	(3,945)	(56)	3,092	(794)	886
Provision (benefit) for income taxes (2)	(1,435)	593	1,550	(624)	13

Net income (loss) (3)	$(2,510)	$(649)	$1,542	$(170)	$873

Net income (loss) per share:
Basic	$(0.10)	$(0.03)	$0.07	$(0.01)	$0.05

Diluted	$(0.10)	$(0.03)	$0.06	$(0.01)	$0.05

Weighted average shares outstanding:
Basic	25,389	25,114	23,330	17,644	16,064

Diluted	25,389	25,114	24,575	17,644	16,064

Balance Sheet Data:
Cash and cash equivalents	$4,947	$5,874	$14,580	$1,852	$612
Working capital	18,496	20,485	20,399	2,316	975
Total assets	45,509	46,868	56,232	15,540	3,104
Stockholders’ equity	37,128	39,550	41,115	10,098	1,562

1.
Consolidated statements of operations data are not comparable for all periods shown. On April 11, 2002, we acquired the operating assets of Collectible Properties, Inc. On July 18, 2000, we acquired the publishing business of Odyssey Publications. On March 10, 2000, we acquired the operating assets of Bowers and Merena. On February 5, 1999, we acquired the auction businesses of Lyn F. Knight Rare Coins, Inc. and Kingswood Coin auctions LLC and acquired an additional 40% membership interest in Superior Sportscard Auctions LLC. On January 25, 1999, we acquired an additional 40% membership interest in Internet Universe LLC. The operating results for the periods shown include the operating results of each of those acquired companies only for the periods subsequent to their acquisition.

2.
In fiscal 2000, we provided for federal and state income taxes at rates applicable for a C corporation. For the first seven months of fiscal 1999, we provided for state income taxes at 1.5% and made no provision for federal income taxes because we were an S corporation. For the last five months of fiscal 1999, we provided for income taxes at applicable C corporation rates. For fiscal year 1998, we provided income taxes at 1.5%, the rate applicable for California S corporations, and made no provision for federal income taxes because we were an S corporation.

3.	Net income (loss) is not comparable for all periods presented because we converted from a substantially non-taxable S corporation to a fully taxable C corporation on February 5, 1999.

4.
The Company’s fiscal year ends on the Saturday closest to June 30th. Accordingly, the last three fiscal years ended on June 29, 2002, June 30, 2001 and July 1, 2000. For clarity of presentation, all fiscal years are reported as ending on June 30th.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the Company’s consolidated financial statements and related notes included elsewhere herein.

Critical Accounting Policies and Estimates

General.    The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes, and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets and liabilities, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

Additionally, decisions of when adjustments of this nature should be made also require subjective judgments involving an assessment or prediction abut the effects and duration of events or changes in circumstances. For example, it is not easy to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for a particular business and it is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for the full effects of such events or changes to be recognized.

It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or “write-downs” in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for slow moving inventory. Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are replenished or increased. With respect to other assets, such as goodwill, we write down their carrying value directly in the event of an impairment as a charge to income. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, we also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which customers may be entitled to return the products or reject or adjust the payment for the services provided to them. Additionally, in the case we grant our customers contractual rights to return products sold to them, we establish a reserve or allowance for product returns by means of a reduction in the amount at which the sales are recorded, based primarily on the nature, extensiveness and duration of those rights and our historical product return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the realizable or recoverable amounts of those assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

Revenue Recognition and the Allowance for Returns.     We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment back to the customer, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment.

We record revenue from the sale of collectibles at our auctions at the time the collectible is either shipped based on agreement with the customer or delivered in-person to the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders we ship or deliver in-person the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Those sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.
We sometimes provide our customers with limited rights to return items sold.

We establish an allowance for estimated returns, which reduces the amounts of our reported revenues, based on historical returns experience.

Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business, we extend payment terms to larger, more creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of dealers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period and, based on that review, and are revised to reflect changed circumstances or conditions and those changes are recorded in the period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting the ability of those dealers to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Long-Lived Assets and Goodwill.    Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to and during the fiscal year ending June 30, 2002, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination were made, the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. However, beginning with our 2003 fiscal year, we will be required to assess our goodwill for impairment based on the new standard established by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which will require that assessment to be made on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows. We are in the process of performing the two-step transitional goodwill impairment testing required under this new standard. Although we will not be able to determine the full effect of SFAS No. 142 on our results of operations until we are able to complete that impairment analysis, it now appears that the new standard will require us, in the first half of fiscal 2003, to record a substantial write down in our goodwill, which totaled nearly $15 million at June 30, 2002. The amount of that goodwill write down or “impairment” will result in a non-cash charge that will be recorded on our income statement as a “cumulative effect of a change in accounting principle” for the quarter in which the amount of the write-off is determined. However, we do not expect that it will have an adverse effect our business operations or cash flows. For additional information regarding SFAS No. 142, see “Recent Accounting Pronouncements” below in this Section of the Report and Note 2 to our Consolidated Financial Statements, under the subcaption “Recent Accounting Pronouncements” also included in this Report.

Warranty Reserve

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

Overview

Our Business.

Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs and sports memorabilia. We also sell rare coins and rare currencies, sportscards, sports and entertainment memorabilia and other collectibles through auctions and direct sales channels. Most of our collectibles auctions are conducted utilizing a “multi-venue” format that may include in-person, Internet, mail-in, and telephone bidding options. This multi-

venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs, Internet and direct sales. During fiscal year 2000, we conducted weekly Internet auctions of consigned and owned collectibles, but these auctions were discontinued at the end of fiscal 2000.

Revenue Recognition Policies.    We record, as deferred revenue, all prepaid grading submissions until the items are graded and returned to the submitter. Upon shipment back to the customer, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment.

We record revenue from the sale of collectibles at our auctions at the time the collectible is either shipped based on agreement with the customer or delivered in-person to the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders we ship or deliver in-person the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Those sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Our auctions are held periodically throughout the fiscal year. The number, scheduling and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we receive for our auctions. For this reason, our auction revenue can vary, sometimes significantly, from quarter to quarter. Additionally, under our revenue recognition policies, we do not recognize auction revenues until the items sold at an auction are either shipped based on agreement with the customer or delivered in-person to the winning bidders. Since those items generally are not shipped to the winning bidders until payment is received from them, which can take up to 60 days after completion of an auction, revenue generated from auctions conducted near the end of a fiscal period often cannot be reported until the succeeding fiscal period, which contributes to the period-to-period variability in our auction revenues. These circumstances also make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

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

The Company generates substantially all of its revenues from the collectibles market segment, which primarily relies on discretionary consumer spending. During the last quarter of fiscal year 2001, which ended on June 30, 2001, and during fiscal 2002, the Company experienced lower revenues from grading submissions, sales of owned collectibles and fees earned on the sale of consigned collectibles. We believe these lower revenues reflect, at least in part, the impact of recent unfavorable economic conditions on consumer spending. If these unfavorable economic conditions persist, it is likely that they will adversely affect the Company’s operating results and financial condition in future periods, as well.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	59.2%	58.4%	47.6%

Gross profit	40.8%	41.6%	52.4%
Operating expenses:
Selling, general & administrative	46.7%	38.1%	43.9%
Impairment of goodwill	0.1%	1.8%
Amortization of goodwill	3.7%	3.4%	2.6%

Total operating expenses	50.5%	43.3%	46.5%
Operating income (loss)	(9.7%)	(1.7%)	5.9%
Interest income, net	0.8%	1.6%	1.8%
Other, net	0.1%	—	(0.4%)

Income (loss) before income taxes	(8.8%)	(0.1)%	7.3%
Provision (benefit) for income taxes	(3.2%)	1.1%	3.7%

Net income (loss)	(5.6%)	(1.2%)	3.6%

Net Revenues.    Net revenues decreased 15% to $44,781,000 in fiscal 2002 from $52,384,000 in the prior year. Collectible sales revenues decreased 16% to $26,454,000 in fiscal 2002 from $31,422,000 in the prior fiscal year, while grading and authentication revenues declined by 13% to $18,327,000 in the current fiscal year from $20,962,000 in fiscal 2001. Collectible sales revenue represented 59% and 60% of total revenues, while grading and authentication revenue represented 41% and 40% of total revenues, for fiscal 2002 and 2001, respectively. The 13% decrease in grading and authentication revenues in fiscal 2002 occurred primarily because of a 30% decrease in sportscard submissions. On the other hand, coin grading submissions increased 47% in fiscal 2002 from fiscal 2001. However, that increase in coin grading submissions only partially offset the decline in revenues from sportscard grading submissions because the average price for coin grading declined from the prior year. The reduction in sportscard submissions in fiscal 2002 was caused by several factors, including (i) reduced submissions by sportscard manufacturers for “bulk” grading; and (ii) a reduction in resale prices of modern sportscards, which reduced the economic incentive to have these cards graded and sold. In addition, sportscard grading revenue was negatively impacted by a decline in “vintage” sportscard submissions, which tend to use a higher priced grading service rate because of the value of these sportscards. The decline in the average price for coin grading in fiscal 2002 was primarily due to a higher proportion of modern coin submittals versus vintage submittals. Grading fees for modern coins are generally lower than grading fees for vintage coins, and this causes the average selling price to decline. For fiscal 2002, the average grading fee for coins declined approximately 15%.

The 16% decrease in collectibles sales revenues in fiscal 2002 was due to several diverse factors, including (i) a continued decline, which began in fiscal 2001, in the demand for sportscards that we sell at auctions and in our direct sales channels, and (ii) a reduction in consignments by dealers and collectors to our premium Bowers and Merena Coin Auctions and to our Lyn Knight Currency Auctions which we believe was primarily due to concerns about the prices that could be realized for their coins and currency due to the economic recession.

Net revenues increased 24% to $52,384,000 in fiscal 2001 from $42,374,000 in the prior year. Collectible sales revenues increased 74% to $31,422,000 in fiscal 2001 from $18,011,000 in the prior fiscal year; while grading and authentication revenues declined by 14% to $20,962,000 in fiscal 2001 from $24,363,000 in fiscal 2000. Collectible sales revenue represented 60% and 43% of total revenues, while grading and authentication revenue represented 40% and 57% of total revenues, for fiscal 2001 and 2000, respectively. The 14% decrease in grading and authentication revenues in fiscal 2001 occurred primarily because of lower sportscard submissions and, to a lesser extent, lower average grading fees for coin grading submissions. The reduction in sportscard submissions in fiscal 2001 was caused by several factors, including (i) reduced submissions by sportscard manufacturers for “bulk” grading; (ii) the absence in fiscal 2001 of submissions for grading of Pokemon cards, which were very popular in fiscal 2000; and (iii) a decline in resale prices of modern sportscards, which reduced the economic incentive to have these cards graded and sold. In addition, sportscard grading revenue was negatively impacted by a decline in “vintage” sportscard submissions, which tend to use a higher priced grading service rate because of the value of these sportscards. However, because of the much lower submission rates for bulk grading, which are the lowest cost grading service offered by the Company, the average grading fee for sportscard submissions actually increased approximately 5% in fiscal 2001 over the prior fiscal year. The average price for coin grading declined by approximately 6% in fiscal 2001 from the prior year primarily because of a higher proportion of modern submittals versus vintage submittals, as overall submission rates were stable.

The 74% increase in collectibles sales revenues in fiscal 2001 was due to a variety of factors, including (i) the fact that operating results in fiscal 2001 included a full year of the operations of Bowers and Merena, which we acquired in March 2000, as compared to only about three months in fiscal 2000, which added approximately $10,000,000 of incremental net revenues in fiscal 2001; (ii) our acquisitions of James Spence Autographs and Odyssey Publications which added approximately $2,600,000 to our net revenues in fiscal 2001; and (iii) increases in retail and auction sales of owned collectibles in fiscal 2001.

Gross Profit.    Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist primarily of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Our gross profit margin (gross profits as a percentage of revenues) declined to 40.8% in fiscal 2002 from 41.6% in the prior fiscal year. That decline was due primarily to (i) the decline in net sales which affected gross profit margins because a significant portion of our costs of sales are fixed and, therefore, cannot be reduced directly in proportion to decreases in our revenues; and (ii) lower gross profit margins on grading activities because we received a higher proportion of modern sportscards for grading. As previously discussed, collectors and dealers submitting modern sportscards generally elect lower cost grading services than with respect to vintage sportscards

Our gross profit margin declined to 41.6% in fiscal 2001 from 52.4% in the prior fiscal year. That decline was due primarily to (i) a change in the mix of revenues to a higher proportion of collectible sales revenue and a lower percentage of grading revenue on which we generally realize higher margins than on sales of collectibles; (ii) provisions made to establish bad debt and inventory valuation reserves and customer allowances in response to weakening economic conditions; and (iii) increases in direct labor costs associated with grading operations which were partially offset by lower production and warranty expenses.

Selling, General and Administrative.     Selling, general and administrative expenses (SG&A) primarily include wages and payroll-related expenses, advertising and promotional expenses, travel-related expenses, facility and security expenses, outside service charges and other general administrative expenses. Overall, SG&A increased 5.0% in fiscal 2002 to $20,911,000 from $19,954,000 the prior fiscal year. That increase was due primarily to (i) costs of implementing the Company’s new enterprise computer management system, including integration of that system with the Company’s existing grading software, and (ii) costs associated with changes in management and severance costs resulting from staff reductions that occurred in fiscal 2002. As a percentage of total net revenue, SG&A expenses increased to 47% in fiscal 2002 year from 38% in fiscal 2001, primarily because revenues decreased 15%, while SG&A was increasing.

Overall, SG&A increased 7% in fiscal 2001 to $19,954,000 from $18,614,000 the prior fiscal year, due primarily to the inclusion in fiscal 2001 of the operating expenses of the acquired businesses and, to a lesser extent, increases in facility rent, salaries and marketing expenses, which were significantly offset by a $2,800,000 reduction in expenses that resulted from the discontinuation of our weekly Internet operations. However, as a percent of total revenue, SG&A expenses decreased to 38% in the current fiscal year from 44% in fiscal 2000, primarily because revenues increased at a much greater rate, 24%, than did SG&A expenses.

Goodwill Impairment.    Periodically, we evaluate the recoverability of goodwill and based upon our analysis at June 30, 2002, we determined that the goodwill associated with Professional Stamp Experts (“PSE”) was partially impaired. This impairment resulted from a reduction in the projected revenues of PSE over the next several years. Accordingly, we incurred a goodwill impairment charge of $51,000 in fiscal 2002 to reduce the carrying value of the PSE goodwill to $89,000.

During fiscal 2001, we determined that the goodwill associated with our acquisition in 1999 of Internet Universe, LLC, which conducted our Internet operations, had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry-wide reductions in the viability of banner advertising and the rates that could be charged for this type of Internet advertising. Accordingly, we incurred a charge of $906,000 in fiscal 2001 to reduce the carrying value of the Internet Universe, LLC goodwill to zero. This impairment charge was reflected in our collectible sales segment for the fiscal year ended June 30, 2001.

Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangibles consists of goodwill charges relating to acquisitions by the Company and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortize goodwill over periods of 5 to 15 years and non-competition agreements over the respective terms of those agreements, which range from 3 to five years. Amortization expense for fiscal 2002 was $1,649,000 as compared to $1,798,000 for fiscal 2001. This decrease was due to the $906,000 goodwill write off in fiscal 2001 (discussed above), which reduced the amount of goodwill being amortized in fiscal 2002.

Amortization expense for fiscal 2001 was $1,798,000 as compared to $1,070,000 for fiscal 2000. This increase resulted from the acquisition of Bowers and Merena and, to a lesser extent, the acquisition of Odyssey Publications. Those increases were partially offset by a $148,000 reduction in amortization expense attributable to the goodwill write-off in fiscal 2001, which occurred during the first half of that year.

Interest Income.    Interest income is generated on cash balances that we invest primarily in a highly liquid money market account, short-term CDs and commercial paper instruments. Interest income was $379,000 in fiscal 2002, compared with $855,000 in fiscal 2001 and $748,000 in fiscal 2000. The decrease in interest income results primarily from reduced average invested cash balances during 2002 as compared to 2001, which declined primarily as a result of operating losses incurred during 2002.

Income Taxes.    A tax benefit of $1,435,000 was recorded for fiscal year 2002, reflecting the loss incurred for the year. For fiscal 2001, the provision for income taxes was $593,000, despite a loss from operations before income taxes. This provision for income taxes resulted from the non-deductibility, for income tax purposes, of certain goodwill amortization expenses and other permanent tax differences. For fiscal 2000, income taxes were provided at 50.1%, which also reflects the statutory rate of 40.8% for California C corporations and the non-deductibility, for tax purposes, of certain goodwill amortization charges and other permanent tax differences.

For fiscal 2001, we recorded a provision for income taxes of $593,000, despite a loss from operations before income taxes, due to the non-deductibility, for income tax purposes, of certain goodwill amortization expenses and other permanent tax differences. For fiscal 2000, income taxes were provided at 50.1%, which also reflects the statutory rate of 40.8% for California C corporations and the non-deductibility, for tax purposes, of certain goodwill amortization charges and other permanent tax differences.

Quarterly Results of Operations and Seasonality

The following table presents unaudited quarterly financial information for each of the eight quarters beginning September 30, 2000 and ending on June 30, 2002. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results are not necessarily indicative of results that may be expected for any subsequent periods. We expect our operating results to fluctuate in the future due to a number of factors which are outside of our control. See “Overview” above in this Section of this Report for a discussion of those factors.

	Fiscal Quarters Ended
	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002
Net revenues	$12,588	$12,112	$16,614	$11,070	$9,329	$10,615	$12,856	$11,981
Cost of revenues	6,913	7,094	9,432	7,165	5,917	6,254	8,036	6,310

Gross profit	5,675	5,018	7,182	3,905	3,412	4,361	4,820	5,671
SG&A	4,999	4,161	5,145	5,649	5,218	5,138	5,282	5,273
Amortization of goodwill	487	486	412	413	411	412	412	414
Impairment of goodwill	—	906	—	—	—	—	—	51

Total operating expenses	5,486	5,553	5,557	6,062	5,629	5,550	5,694	5,738
Operating income (loss)	189	(535)	1,625	(2,157)	(2,217)	(1,189)	(874)	(67)
Interest income, net	313	212	200	130	88	38	107	146
Other income (expense)	—	(1)	1	(33)	8	7	4	4

Income (loss) before income taxes	502	(324)	1,826	(2,060)	(2,121)	(1,144)	(763)	83
Provision (benefit) for income taxes	234	(129)	1,039	(551)	(1,035)	(43)	(292)	(65)

Net income (Loss)	$268	$(195)	$787	$(1,509)	$(1,086)	$(1,101)	$(471)	$148

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $4,947,000 compared to cash and cash equivalents of $5,874,000 at June 30, 2001. The decrease in cash and cash equivalents since the end of the prior fiscal year primarily resulted from the operating loss in fiscal 2002, partially offset by reductions in accounts receivables and inventories.

Because of the variability of the timing, the size and collectible content of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances, and outstanding consignor payables, will be subject to significant fluctuations in subsequent reporting periods.

Cash provided by operating activities was $933,000 for fiscal 2002, compared to cash used in operating activities of $5,511,000 in fiscal 2001. In fiscal 2002, cash was provided by (i) a $734,000 reduction in accounts receivable caused by enhanced credit management, (ii) a $1,480,000 reduction in inventories caused by management’s emphasis on increasing inventory turns, and (iii) $2,574,000 of non-cash amortization expense charged for the fiscal year. Partially offsetting these cash sources was a net loss for the year of $2,510,000 and an increase in consignment advances against a large auction held in the last few days of June 2002.

The amount of cash used in operating activities in fiscal 2001, which included $6,979,000 used to pay consignor payables, was largely attributable to the timing of our collectible auctions. We conducted several large auctions at the end of fiscal 2000, which generated a significant amount of payables due to the consignors whose collectibles were sold at those auctions. Since amounts due collectibles consignors generally are paid 45 days after completion of an auction, those payables were paid in the first quarter of fiscal 2001 although the auction activity that generated those payables occurred in fiscal 2000. By contrast, the open auctions at June 30, 2001 were not nearly as large as those at June 30, 2000, and accordingly the consignor payable liability significantly decreased in fiscal 2002 as compared to fiscal 2001.

Net cash used in investing activities was $1,927,000 in fiscal 2002, compared to net cash used of $2,228,000 in fiscal 2001. We used $713,000 for capital expenditures in fiscal 2002, primarily for computer software and hardware. We also used net cash of $1,034,000 in the acquisition of Collectible Properties, Inc. in April 2002. During fiscal 2001, we advanced an officer of the Company $181,000. In the prior fiscal year, we used $1,050,000 for capital expenditures, primarily related to leasehold improvements for the new corporate offices and net cash of $814,000 in the acquisition of Odyssey Publications.

During fiscal 2002, there was a cash inflow of $67,000 from financing activities. This cash inflow was primarily from the exercise of stock options. In the prior fiscal year, net cash of $967,000 was used in financing activities for the purchase of 500,000 shares of our common stock in an open market and private stock repurchase program approved by the Board of Directors.

We believe that our existing cash balances and internally-generated funds, in addition to a $1.5 million bank line of credit obtained in November 2001, will be sufficient to finance our operations and financing requirements, and we do not expect any material changes in the sources of cash to fund our operations during the next twelve months. We anticipate that during fiscal 2003, we will be making capital expenditures of less than $100,000.

Borrowings under the $1.5 million line of credit are subject to certain borrowing base limitations, bear interest at the prime rate (4.75% at June 30, 2002) plus 1%, and are due on demand. At September 27, 2002, there were no outstanding borrowings under the line of credit.

Our capital requirements during the next twelve months could change as a result of any of a number of factors, including the level of sales that we are able to generate during fiscal 2003, which will depend both on the size of and the value of the collectibles we are able to sell at our auctions, and on grading submission rates and our growth rates. In addition, as part of our business strategy, we will continue to seek out opportunities to expand our business, both through internal growth and by acquisition, which could require significant cash expenditures. Depending upon these and other factors, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company accounted for the acquisition of

Collectible Properties, Inc. which was consummated subsequent to June 30, 2001, in accordance with SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 was adopted by the Company effective as of July 1, 2002 and will require the Company to complete a transitional goodwill impairment test by no later than December 31, 2002. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the acquisition of Collectible Properties in fiscal 2002. The Company’s previous business combinations were accounted for using the purchase method. Due to our adoption of SFAS No. 142, we will no longer amortize our other goodwill balances arising from acquisitions consummated prior to July 1, 2001. (Such amortization expenses amounted to $1,649,000 in 2002.) The Company is in the process of performing the two-step transitional goodwill impairment testing required under the new standard. Based on the analysis for the first step testing performed to date, the Company anticipates an impairment of a substantial amount of its goodwill under the new standard in fiscal year 2003. The impairment will result in a non-cash charge that will be recorded on our income statement as a “cumulative effect of a change in accounting principle” for the fiscal quarter when the amount of that impairment is determined.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes previous guidance on financial accounting and reporting for the impairment of disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on the Company’s consolidated financial statements.

Item	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

The Company is exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2002, we had approximately $4,947,000 in cash and cash equivalents. These funds are primarily invested in a highly liquid money market fund, and interest earned is re-invested in the same fund. The Company is exposed to the risk of declining short-term interest rates, but we do not consider this risk to be material.

We have no activities that would expose it to foreign currency exchange rate risks or commodity price risks.

FORWARD-LOOKING STATEMENTS

This Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption “Item I—Description of Business—Certain Factors That Could Affect Our Future Financial Performance” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(A) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
August 26, 2002, except for paragraph 5 of Note 12,
as to which the date is September 10, 2002

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

Assets

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,947	$5,874
Accounts receivable, net	7,291	8,162
Auction consignment advances	3,359	1,897
Inventories, net	8,166	9,088
Prepaid expenses and other	513	823
Notes receivable	481	—
Note receivable from related party	381	200
Refundable income taxes	1,191	892
Deferred income taxes	648	645

Total current assets	26,597	27,581

Property and equipment, net	1,736	1,898
Notes receivable, net of current portion	476	—
Goodwill, net	14,961	16,146
Deferred income taxes	1,074	803
Other assets	285	440

	$45,509	$46,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878	$452
Consignor payable	4,598	4,265
Accrued liabilities	736	917
Compensation and benefits	967	650
Deferred revenue	921	812

Total current liabilities	8,100	7,096
Deferred rent	281	222
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; (issued and outstanding shares: 25,526 in 2002 and 25,470 in 2001)	26	26
Additional paid-in capital	41,248	41,160
Accumulated deficit	(3,125)	(615)
Treasury stock, at cost (500 shares)	(1,021)	(1,021)

Total stockholders’ equity	37,128	39,550

	$45,509	$46,868

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2002	2001	2000
Net revenues
Grading and authentication fees	$18,327	$20,962	$24,363
Sales of collectibles and other	21,579	25,181	12,974
Commissions earned	4,875	6,241	5,037

Total net revenues	44,781	52,384	42,374

Cost of revenues
Grading and authentication operating expenses	7,036	7,820	6,855
Cost of auctions and collectibles sold	19,481	22,784	13,330

Total costs of revenues	26,517	30,604	20,185

Gross profit	18,264	21,780	22,189

Selling, general and administrative expenses	20,911	19,954	18,614
Amortization of goodwill	1,649	1,798	1,070
Impairment of goodwill	51	906	—

Total operating expenses	22,611	22,658	19,684

Operating income (loss)	(4,347)	(878)	2,505

Interest income, net	379	855	748
Other income (expense), net	23	(33)	(161)

Income (loss) before income taxes	(3,945)	(56)	3,092

Provision (benefit) for income taxes	(1,435)	593	1,550

Net income (loss)	($2,510)	$(649)	$1,542

Net income (loss) per share:
Basic	($0.10)	$(0.03)	$0.07

Diluted	($0.10)	$(0.03)	$0.06

Weighted average shares outstanding:
Basic	25,389	25,114	23,330

Diluted	25,389	25,114	24,575

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at July 1, 1999	20,282	$20	$11,586	$(1,508)	—	$—	$10,098

Issuance of common stock in public offering	4,000	4	21,351	—	—	—	21,355
Issuance of shares in acquisition	1,000	1	7,624	—	—	—	7,625
Exercise of stock options	147	—	323	—	—	—	323
Tax benefit of stock option exercise	—	—	111	—	—	—	111
Compensation expense related to stock options granted	—	—	61	—	—	—	61
Net income	—	—	—	1,542	—	—	1,542

Balance at June 30, 2000	25,429	25	41,056	34	—	—	41,115

Repurchase of common stock	—	—	—	—	(500)	(1,021)	(1,021)
Employee stock purchase plan	41	1	53	—	—	—	54
Compensation expense related to stock options granted	—	—	51	—	—	—	51
Net loss	—	—	—	(649)	—	—	(649)

Balance at June 30, 2001	25,470	26	41,160	(615)	(500)	(1,021)	39,550

Employee stock purchase plan	41	—	55	—	—	—	55
Exercise of stock options	15	—	12	—	—	—	12
Compensation expense related to stock options granted	—	—	21	—	—	—	21
Net loss	—	—	—	(2,510)	—	—	(2,510)

	25,526	$26	$41,248	$(3,125)	(500)	$(1,021)	$37,128

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,510)	$(649)	$1,542
Adjustments to reconcile net income (loss) to net	—	—	—
Cash provided from operating activities:
Depreciation and amortization	2,523	2,552	1,689
Impairment of goodwill	51	906	—
Stock-based compensation expense	21	51	61
Provision for bad debts	137	502	182
Provision for inventory write-down	31	234	17
Write-off and forgiveness of note receivable from related party	—	—	26
Write-down of property and equipment	—	34	—
Deferred income taxes	(274)	(437)	(156)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	734	1,493	(7,981)
Auction consignment advances	(1,462)	(204)	(453)
Inventories	1,480	(1,907)	(1,154)
Prepaid expenses and other	310	366	(597)
Notes receivable	(957)	—	—
Refundable income taxes	(299)	(504)	(388)
Other assets	85	(81)	(260)
Accounts payable	426	(40)	(526)
Consignor payable	333	(6,979)	9,825
Accrued liabilities	(181)	(207)	227
Accrued compensation and benefits	317	110	16
Deferred revenue	109	(973)	108
Income tax payable	—	—	(16)
Deferred rent	59	222	—

Net cash provided by (used in) operating activities	933	(5,511)	2,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1	—	—
Capital expenditures	(713)	(1,050)	(915)
Net cash paid for acquired businesses	(1,034)	(814)	(10,308)
Advances on notes receivable from related parties, net	(181)	(364)	—

Net cash used in investing activities	(1,927)	(2,228)	(11,223)

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended June 30,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(1,021)	—
Proceeds from sale of common stock	—	—	21,355
Proceeds from employee stock purchase plan	55	54	—
Stock option exercise and related tax benefit	12	—	434

Net cash provided by (used in) financing activities	67	(967)	21,789

Net increase (decrease) in cash and cash equivalents	(927)	(8,706)	12,728
Cash and cash equivalents at beginning of year	5,874	14,580	1,852

Cash and cash equivalents at end of year	$4,947	$5,874	$14,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$9	$1,713	$2,018
Interest paid	36	—	—

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
During the years ended June 30, 2002, 2001 and 2000, the Company acquired certain businesses, as follows (Note 3):
Common stock issued in acquisitions	$—	$—	$(7,625)
Fair value of assets acquired	589	25	4,583
Goodwill	445	857	13,391
Cash paid in acquisitions, net of cash acquired	(1,034)	(814)	(10,308)

Liabilities assumed	$—	$68	$41

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Nature Of Business

Organization

Collectors Universe, Inc. (We or the Company) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (PCGS or the Predecessor) to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 17,311 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS become stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the predecessor basis as the transaction represented a transfer of assets and liabilities between entities under common control.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries. During the years ended June 30, 2002, 2001, and 2000, the Company acquired certain assets of other businesses and consolidated their accounts from the dates of acquisition (Note 3). All intercompany accounts have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30th. Accordingly, the last three fiscal years ended on June 29, 2002, June 30, 2001 and July 1, 2000. For clarity of presentation, all fiscal years are reported as ending on June 30th.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and expenses during the reporting periods. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests its excess cash in a large uninsured institutional money market fund. A substantial portion of accounts receivable is due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts was $293,000 and $570,000 at June 30, 2002 and 2001, respectively.

The Company purchases injection-molded parts, holograms and printed labels for its grading services. There are numerous suppliers for these items, and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. The Company does not have “back-up” dies for many of its high volume injection molded parts, and the Company relies on one supplier for these requirements. In the event that this supplier experiences a protracted production stoppage, the Company would not be able to service all of its customers.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair values.

Inventories

We account for inventories under the specific identification method, except for certain sports celebrity autograph inventory that is accounted for at average cost. Inventories are valued at the lower of cost or market on an inventory category basis. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $339,000 and $312,000 at June 30, 2002 and 2001, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

During the fourth quarter ended June 30, 2002, the Company capitalized $116,000 of supplies inventory used in its grading and authentication operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over periods ranging from five to fifteen years. We periodically evaluate the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows. During fiscal 2001, we determined that the goodwill associated with Internet Universe, LLC, which conducted our Internet operations, had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry-wide reductions in the viability of banner advertising and the rates that could be charged for this type of Internet advertising. Accordingly, we recorded a charge of $906,000 in fiscal 2001 to reduce the carrying value of the Internet Universe, LLC goodwill to zero. During fiscal 2002, we determined that the goodwill associated with Professional Stamp Experts (PSE) was partially impaired. This determination resulted from a reduction in future projected revenues of PSE. Accordingly, we recorded a charge of $51,000 in fiscal 2002 to reduce the carrying value of the PSE goodwill to $89,000. Based on our most recent analysis, we believe that no additional impairment exists at June 30, 2002. Accumulated amortization of goodwill was $4,188,000 and $2,609,000 at June 30, 2002 and 2001, respectively.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of . In accordance with SFAS No. 121, long-lived assets to be held for use are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable through projected undiscounted future operating cash flows. The Company periodically reviews the carrying value of long-lived assets to determine whether an impairment to such value has occurred. At June 30, 2002, there was no impairment of long-lived assets.

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

We record revenue from the sale of collectibles at our auctions at the time the collectible is delivered in person, or otherwise shipped based on agreement with the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. However, for certain repeat bidders, we deliver in-person or ship the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Such sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $661,000, $849,000 and $895,000 for the three years ended June 30, 2002, 2001 and 2000, respectively.

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

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. For the years ended June 30, 2002 and June 30, 2001, the effect of potentially dilutive stock options of 719,000 and 557,000 shares, respectively, is not included, as the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	(in thousands)
	June 30,
	2002	2001	2000
Numerator:
Net income (loss) used for basic and diluted net income (loss) per share	$(2,510)	$(649)	$1,542

Denominator:
Average common shares used for basic net income (loss) per share	25,389	25,114	23,330
Effects of dilutive stock options	—	—	1,245

Denominator for diluted net income (loss) per share	25,389	25,114	24,575

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Computer Software Development Costs

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs to obtain or develop software to be used for internal purposes. For fiscal years 2002 and 2001, the Company capitalized $93,000 and $232,000 respectively, of software development costs and amortized $198,000 and $142,000 respectively, of these costs based upon a two-year amortization period.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 133 effective for the first quarter of its fiscal year beginning July 1, 2000. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 had no impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company accounted for the acquisition of Collectible Properties, Inc. (CPI) (note 3), which was consummated subsequent to June 30, 2001, in accordance with SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 was adopted by the Company effective as of July 1, 2002 and will require the Company to complete a transitional goodwill impairment test by no later than December 31, 2002. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the acquisition of CPI in fiscal 2002. The Company’s previous business combinations were accounted for using the purchase method. Due to the Company’s adoption of SFAS No. 142, it will no longer amortize its other goodwill balances arising from acquisitions consummated prior to July 1, 2001 (such amortization expenses amounted to $1,649,000 in 2002). The Company is in the process of performing the two-step transitional goodwill impairment testing required under the new standard. Based on the analysis for the first step testing performed to date, the Company anticipates an impairment of a substantial amount of its goodwill under the new standard in fiscal year 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes previous guidance on financial accounting and reporting for the impairment of disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on the Company’s consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform to the fiscal 2002 presentation.

3.    Acquisitions

Prior to June 30, 2001

On October 11, 1999, we acquired Professional Stamp Experts (PSE), a stamp authentication service. Total consideration was $305,000 in cash. The acquisition was accounted for under the purchase method of accounting. As there were no tangible or identified intangible assets acquired, the entire purchase amount was allocated to goodwill to be amortized over 5 years. The results of operations of PSE have been included in our consolidated financial statements from the date of acquisition. During the fourth quarter of fiscal year 2002, we determined that the goodwill associated with this acquisition had become partially impaired, and accordingly the Company recognized an impairment loss of $51,000 to reduce the carrying value of the PSE goodwill to $89,000.

On March 10, 2000, we acquired substantially all of the operating assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc., and Bowers and Merena Research, Inc., (collectively, Bowers and Merena), a business primarily engaged in the auction and retail sales of rare coins. Total consideration was $10,003,000 in cash and 1,000,000 shares of Collectors Universe, Inc.’s common stock valued at $7,625,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company has recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The total purchase price was allocated to tangible net assets acquired of $4,542,000 and goodwill of $13,086,000 to be amortized over 15 years. The results of operations of Bowers and Merena have been included in our consolidated financial statements from the date of acquisition.

On July 14, 2000, we acquired substantially all of the operating assets of Odyssey Publications, Inc., a business primarily engaged in the retail sales of entertainment and historical memorabilia. Total consideration was $814,000 in cash and the assumption of $68,000 in liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly the Company has recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The purchase price was allocated to assets acquired of $25,000 and goodwill of $857,000 to be amortized over 5 years. The results of operations of Odyssey Publications, Inc. have been included in our consolidated financial statements from the date of acquisition.

Subsequent To June 30, 2001

On April 12, 2002, the Company acquired certain assets of Collectible Properties, Inc. (CPI), the currency sales auction business of Lyn F. Knight, former owner of Lyn F. Knight Rare Coins, Inc. and an employee of the Company, for $1,034,000 in cash. As a result of the acquisition, the Company gained a competitive position in the rare currency retail sales market. In addition, the acquisition complements the Company’s existing Lyn Knight Rare Currency division, which is one of the leading rare currency auction companies in the country. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company has recorded the assets acquired based on their estimated fair values at the date of acquisition. The total purchase price of $1,034,000 was allocated to tangible assets acquired of $549,000, identifiable intangible assets of $40,000, and goodwill of $445,000. The goodwill of $445,000 was assigned to the Collectible Sales segment. The full amount is expected to be deductible for tax purposes. The results of operations of CPI have been included in the consolidated financial statements from the date of acquisition.

The following condensed balance sheet summarizes the estimated fair values of the assets acquired at the date of acquisition.

Inventories	$549,000
Intangible assets	40,000
Goodwill	445,000

Total assets acquired	$1,034,000

Had the acquisitions occurred at the beginning of the fiscal year in which each acquisition was completed, or the beginning of the immediately preceding year, combined pro forma net sales, net income, and net income (loss) per common share would not have been materially different from that currently being reported.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Inventories

Inventories consist of the following at June 30:	(in thousands)
	2002	2001
Coins and currency	$6,478	$5,791
Sportscards and memorabilia	1,613	3,210
Records	95	371
Other collectibles	319	28

	8,505	9,400
Less inventory reserve	(339)	(312)

	$8,166	$9,088

Inventory reserve represents valuation allowance on certain items held in inventory.

5.	Property and Equipment

Property and equipment consists of the following at June 30:	(in thousands)
	2002	2001
Coins and sportscard grading reference sets, fair value of $15 and $13 at June 30, 2002 and 2001, respectively	$15	$13
Computer hardware and equipment	1,930	1,608
Computer software	1,072	690
Equipment	1,236	1,198
Furniture and office equipment	866	796
Leasehold improvements	455	379
Construction in progress	—	189

	5,574	4,873
Less accumulated depreciation and amortization	(3,838)	(2,975)

Property and equipment, net	$1,736	$1,898

Depreciation and amortization expense of property and equipment for fiscal 2002, 2001 and 2000 was $874,000, $754,000 and $619,000, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following at June 30:	(in thousands)
	2002	2001
Warranty costs	$302	$280
Professional fees	143	104
Other	291	533

	$736	$917

Activity and reserve balances related to the fiscal 2002, 2001, and 2000 warranty reserve through June 30, 2002 are as follows (in thousands):

Warranty reserve, July 1, 1999	$232
Charged to cost of revenues	165
Cash payments	(116)

Warranty reserve, June 30, 2000	281
Charged to cost of revenues	159
Cash payments	(160)

Warranty reserve, June 30, 2001	280
Charged to cost of revenues	249
Cash payments	(227)

Warranty reserve, June 30, 2002	$302

7.	Line of Credit

In November 2001, the Company entered into an unsecured line of credit agreement with a bank, which provides for borrowings of up to $1,500,000, subject to certain borrowing base limitations. Borrowings under the line of credit bear interest at the prime rate (4.75% at June 30, 2002) plus 1%, and are due on demand. This agreement can be terminated by either the bank or the company at any time. At June 30, 2002, there were no outstanding borrowings under the line of credit.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

The provision (benefit) for income taxes for the years ended June 30 consists of the following:

	(in thousands)
	2002	2001	2000
Current:
Federal	$(1,085)	$798	$1,359
State	(76)	232	347

	(1,161)	1,030	1,706
Deferred:
Federal	4	(334)	(143)
State	(278)	(103)	(13)

	(274)	(437)	(156)

Total provision (benefit) for income taxes	$(1,435)	$593	$1,550

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, is as follows:

	(in thousands)
	2002	2001	2000
Tax (benefit) at federal statutory rates	$(1,381)	$(19)	$1,082
State income taxes (benefit), net	(231)	84	217
Goodwill	127	436	168
Other, net	50	92	83

	$(1,435)	$593	$1,550

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2002 and 2001, are as follows:

	2002	2001
Deferred tax assets:
Supplier compensation costs	$546	$546
Reserves	711	613
Goodwill	420	292
Property and equipment	79	18
Net operating loss carryover	172	—
Other	87	19

Total deferred tax assets	2,015	1,488
Deferred tax liabilities:
State taxes	(224)	(28)
Other	(69)	(12)

Total deferred tax liabilities	(294)	(40)

Net deferred tax assets	1,722	1,448
Less: Current portion	(648)	(645)

	$1,074	$803

At June 30, 2002, the Company had no federal tax net operating loss carryforward as it will carryback all tax losses to 2000 and 1999. The expected refunds are included in the Company's refundable income taxes at June 30, 2002. At June 30, 2002, the Company had a state net operating loss carryforward of $1,947,000. The Company's state net operating loss carryforward begins to expire in the year ended June 30, 2014.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Employee Benefit Plans

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

On July 5, 2000, the Company implemented the previously approved Employee Stock Purchase Plan (the “Plan”) covering all employees who meet certain eligibility requirements. The Plan allows employees to elect, at the beginning of each six-month period, to contribute up to 15% of compensation that will be applied to the purchase of Company stock at the end of the six-month period. The purchase price is 85% of the stock price on the first day of the six-month period or the last day of the six-month period, whichever is lower.

During fiscal 2002 and 2001, we issued 41,000 shares of common stock under the Plan at an average purchase price of $1.35 per share in fiscal 2002 and $1.30 per share in fiscal 2001.

10.    Stockholders’ Equity

In November 1999, we sold 4,000,000 shares of common stock in our initial public stock offering. Net proceeds from the initial public stock offering were approximately $21,400,000 after deducting offering expenses of approximately $2,600,000. In March 2000, we issued 1,000,000 shares as partial consideration in connection with a business acquisition (Note 3).

During the quarter ended June 30, 2002, the trading prices of our shares declined to less than $1.00 per share. As a result, the Company was informed by NASDAQ on July 19, 2002, that its shares may be delisted from trading on the NASDAQ Stock Market.

Treasury Stock

During fiscal 2001, we repurchased 500,000 shares of common stock at an aggregate cost of $1,021,000.

Consulting Agreement

In July 1997, we granted options to an individual to purchase 532,000 shares of our common stock at an exercise price of $0.33 per share as consideration for a five-year consulting agreement commencing on July 1, 1997. The options vested 20% per year commencing December 31, 1997 through December 31, 2001 and are exercisable on or before December 31, 2005. No amount was recognized for the value of the options, as the amount was insignificant.

Warrant Agreement

In May 1999, we granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $5.00 per share in connection with an exclusive license agreement. No amount was recognized for the value of the warrant, as the amount was insignificant.

Non-Qualified Stock Option

In March 2000, we granted a non-qualified stock option that was not under the 1999 Stock Incentive Plan for 500,000 shares of common stock at an exercise price of $7.63 in connection with an employment agreement.

Supplier Compensation Cost

During fiscal 1999 the Company granted 594,000 stock options to collectible experts providing content for our websites, at an exercise price of $5.00 a share. These options vested immediately and are exercisable over a ten-year term. The fair value of these options was expensed in fiscal 1999, and all of these options are outstanding at June 30, 2002.

11.    Stock Option Plans

In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the PCGS Plan). The PCGS Plan covers an aggregate of 1,077,000 shares of our common stock. In February 1999, we adopted the 1999 Stock Incentive Plan (the 1999 Plan), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Collectors Universe, entitling them to purchase up to 1,749,000 shares of our common stock. On December 5, 2000, the stockholders, at the Company’s Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of Common Stock that is issuable under this Plan from 1,749,000 to 2,999,000 shares. Each of these Plans provide that the option price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of Directors for incentive stock options, and 85% of fair market value for nonstatutory stock options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of Collectors Universe. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of stock of Collectors Universe). In the event of a change in control of Collectors Universe, an option or award under these Plans will become fully exercisable if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under these Plans.

The following is a summary of stock option activity for fiscal 2000, 2001 and 2002 under the PCGS Plan and the 1999 Plan:

(in thousands, except per share data)

	Number Of Shares	Price Per Share	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 1999	2,156	$2.11 – $5.23	$3.53
Granted	698	$3.62 – $7.75	$6.46
Cancelled	262	$5.00 – $7.63	$5.14
Exercised	147	$2.11 – $6.00	$2.19

Options outstanding at June 30, 2000	2,445	$2.11 – $7.75	$4.30
Granted	908	$2.00 – $4.50	$2.68
Cancelled	338	$2.00 – $7.75	$4.36
Exercised	—	— —	—

Options outstanding at June 30, 2001	3,015	$2.11 – $7.63	$3.81
Granted	1,452	$0.77 – $2.00	$0.97
Cancelled	1,692	$0.77 – $7.63	$3.15
Exercised	15	$0.77	$0.77

Options outstanding at June 30, 2002	2,760	$0.77 – $7.63	$2.74

The following table summarizes information about stock options outstanding at June 30, 2002:

(in thousands, except per share data)

Options Outstanding				Options Exercisable

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.77 – $1.52	1,240	9.4	$0.98	460	$0.80
$2.00	451	8.6	$2.00	386	$2.00
$2.11 – $2.61	100	7.5	$2.56	100	$2.56
$3.00 – $3.69	106	8.0	$3.05	52	$3.04
$4.50	158	8.0	$4.50	34	$4.50
$5.00 – $5.37	379	6.8	$5.02	298	$5.00
$6.00	148	7.3	$6.00	112	$6.00
$7.12 – $7.63	178	7.7	$7.63	91	$7.63

	2,760	8.5	$2.74	1,533	$2.98

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of stock options exercisable and their weighted-average exercise prices at June 30, 2002 and 2001 were 1,533,000 at $2.98 and 1,945,000 at $3.42, respectively.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock option grants, using the fair value method. As permitted by SFAS No. 123, we have chosen to account for employee option grants using APB Opinion No. 25 and apply the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for employee stock option grants, as such grants have been made with exercise prices at fair market value. Had compensation expense for the employee stock option grants been determined using the provisions of SFAS No. 123, our net income (loss) for fiscal 2002, 2001 and 2000 would have been changed to the amounts indicated below:

(In thousands, except per share amounts)	2002	2001	2000

Net income (loss):
As-reported	(2,510)	$(649)	$1,542
Pro forma	(3,013)	$(2,465)	$238
Basic net income (loss) per share:
As-reported	$(0.10)	$(0.03)	$0.07
Pro forma	$(0.12)	$(0.10)	$0.01
Diluted net income (loss) per share:
As-reported	$(0.10)	$(0.03)	$0.06
Pro forma	$(0.12)	$(0.10)	$0.01

Because stock options vest over several years and additional option grants are expected, the above pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on net income (loss) for future periods.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model, incorporating the following assumptions for stock options granted in fiscal 2002, 2001 and 2000, respectively: expected volatility (the amount by which the stock price is expected to fluctuate) of 81%, 333% and 237%; expected dividend yield of 0%, 0% and 0%; risk-free interest rate of 3.3%, 5.0% and 6.3% and expected life of 1.5 years for fiscal 2002 and 5 years for fiscal 2001 and 2000, respectively. The weighted average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $0.40, $2.68 and $6.90 per option share, respectively.

12.    Related-Party Transactions

During the ordinary course of business, we provide grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from these related entities amounted to $42,000, $9,000 and $144,000 during the years ended June 30, 2002, 2001 and 2000, respectively. In addition, we purchased inventories from, and sold inventories to, certain of these related entities. Purchases of inventories from these related entities amounted to $173,000, $20,000 and $247,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

J.D.R.C., Inc., an entity owned by one of our stockholders, provides research-consulting services to us related to our coin grading and authentication services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $37,000, $24,000 and $102,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

In October 1998, we loaned $180,000 to a former officer of the Company. The loan bore interest at 9% per annum. Total outstanding principal and interest was paid in December 2001.

During fiscal 2002, key employees purchased $111,000 of rare coins and sportscards from the Company. Accounts receivable balances at June 30, 2002 from these employees totalled $8,000 and represented invoices less than 30 days old. In fiscal 2001, certain employees bought rare coins and ingots from the Company at cost. Total purchases were $363,000. Certain employees, who made purchases from the Company during fiscal 2001 and 2000, had outstanding accounts receivable balances at June 30, 2001 aggregating $413,000. Subsequent to June 30, 2001, these balances were paid in full. During the ordinary course of business, certain key employees consigned

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collectibles to our auctions and received the auction proceeds upon sale, less commissions. Consignor payments to these employees aggregated $470,000 and $252,000 in fiscal 2002 and 2001, respectively. One employee received multiple consignor advances during fiscal 2001 that aggregated $245,000. This amount was outstanding at June 30, 2001 but was subsequently paid in full following the settlement of an auction. Consignor advances to this employee did not bear interest. In addition, certain key employees sold collectibles to our Company during the year ended June 30, 2001, aggregating $742,000.

In October 2000, we loaned $300,000 to our then chief executive officer, Mr. David G. Hall, and additional borrowings subsequently increased the loan to $500,000. In June 2001, Mr. Hall repaid $300,000 and reduced the outstanding loan balance to $200,000 at June 30, 2001. The Company increased the loan to Mr. Hall during fiscal 2002 to $381,000. The loan, which was for a stated term, accrued interest at 10% per annum and was collateralized by 1,000,000 shares of our common stock owned by him. All accrued interest under this loan was paid at June 30, 2001. Accrued and unpaid interest at June 30, 2002 was $31,000. On September 10, 2002, Mr. Hall transferred to the Company 520,830 shares of the Company’s common stock owned by him, with a fair value of $385,000 or at $0.74 per share, in full satisfaction of the then outstanding principal and interest under the loan.

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For the years ended June 30, 2002 and 2001, the member was paid $26,000 and $15,000, respectively, as Board fees and the professional services firm was paid $110,000 and $134,000, respectively for services rendered.

13.    Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through November 2009. Total rent expense, net of sublease income, for the years ended June 30, 2002, 2001 and 2000 was approximately $1,860,000, $1,674,000 and $871,000, respectively. At June 30, 2001, future minimum lease payments under these agreements are as follows:

2003	$1,345
2004	1,285
2005	1,175
2006	1,125
2007	1,151
Thereafter	2,817

8,898

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Consulting Agreement

The Company has entered into a consulting agreement with a former executive officer. The agreement provides for payments of $15,000 per month over a 20-month period, effective April 2000. In fiscal 2002, 2001 and 2000, $75,000, $180,000 and $45,000 respectively, was recorded as an operating expense under this consulting agreement.

14.    Segment, Geographic and Major Customer Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is its Chief Executive Officer. The operating segments of the Company are organized based on the services it offers. Similar operating segments have been aggregated to reportable operating segments based on having similar products or services, types of customers, and other criteria under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

We operate principally in two service segments: the authentication and grading of collectibles and sales of collectibles through auctions and direct sales. Effective for the fiscal year ended June 30, 2001, the Company changed the description of its “Auction” business segment to “Collectible Sales” to reflect the increase in retail collectible sales within this segment that occurred in fiscal 2001. Accordingly, the description of the business segments for the fiscal year ended June 30, 2000 has been changed to conform to the presentation for the fiscal years ended June 30, 2002 and 2001.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocate operating expenses to each business segment based upon activity levels. In the fiscal year ended June 30, 2000, we allocated operating expenses to our business segments based upon head count. Accordingly, we have restated the operating income and unallocated operating expenses included in the business segment data for the fiscal year ended June 30, 2000 to conform to the presentation for the fiscal years ended June 30, 2002 and 2001. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the years ended June 30, 2002, 2001 and 2000.

	Year Ended June 30, 2002 (in thousands)
	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$26,454	$18,327	$44,781

Operating income (loss) before
unallocated operating expenses	(2,949)	3,476	527
Unallocated operating expenses	—	—	(4,874)

Operating loss, consolidated	—	—	(4,347)

Goodwill amortization and impairment	$1,559	$141	$1,700

	Year Ended June 30, 2001 (in thousands)
	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$31,422	$20,962	$52,384

Operating income (loss) before
unallocated operating expenses	$(3,019)	$4,796	$1,777
Unallocated operating expenses	—	—	(2,655)

Operating income, consolidated	—	—	(878)

Goodwill amortization	$2,644	$60	$2,704

	Year Ended June 30, 2000 (in thousands)
	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$18,011	$24,363	$42,374

Operating (loss) income before
unallocated operating expenses	($3,891)	$8,862	$4,971
Unallocated operating expenses	—	—	(2,466)

Operating loss, consolidated	—	—	$2,505

Goodwill amortization	$1,030	$40	$1,070

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company’s executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting expected to be filed with the Commission on or before October 28, 2002.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting expected to be filed with the Commission on or before October 28, 2002.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting expected to be filed with the Commission on or before October 28, 2002.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting expected to be filed with the Commission on or before October 28, 2002.

Item 14.	CONTROLS AND PROCEDURES

Not applicable.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.	The following financial statements are included in Item 8 of Form 10-K:

1. Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of June 30, 2002 and 2001

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

3. Exhibits

See Index to Exhibits immediately following the Signature Page of this Report

B.	Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended June 30, 2002.

	Schedule II Valuation and Qualifying Accounts For the Years Ended June 30, 2000, 2001 and 2002
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts	$37,500	$182,372	$—	$(114,650)	$105,222
Inventory reserve	160,500	—	16,889	(71,705)	105,684

Total at June 30, 2000	$198,000	$182,372	$16,889	$(186,355)	$210,906

Allowance for doubtful accounts	$105,222	$502,301	$—	$(37,812)	$569,711
Inventory reserve	105,684	—	233,874	(27,099)	312,459

Total at June 30, 2001	$210,906	$502,301	$233,874	$(64,911)	$882,170

Allowance for doubtful accounts	$569,711	$137,053	$—	$(413,764)	$293,000
Inventory reserve	312,459	—	31,253	(4,712)	339,000

Total at June 30, 2002	$882,170	$137,053	$31,253	$(418,476)	$632,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date:	September 27, 2002	By:	/s/ MICHAEL J. LEWIS
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger W. Johnson and Michael J. Lewis, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES H. O’NEAL James H. O’Neal	Chairman/Director	September 27, 2002

/s/ ROGER W. JOHNSON Roger W. Johnson	Chief Executive Officer	September 27, 2002

/s/ DAVID G. HALL David G. Hall	President and Director	September 27, 2002

/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 27, 2002

/s/ Q. DAVID BOWERS Q. David Bowers	Director	September 27, 2002

/s/ BEN A. FRYDMAN Ben A. Frydman	Director/Secretary	September 27, 2002

/s/ VAN D. SIMMONS Van D. Simmons	Director	September 27, 2002

/s/ A. CLINTON ALLEN A. Clinton Allen	Director	September 27, 2002

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Roger W. Johnson, Chief Executive Officer of Collectors Universe, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Collectors Universe, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ ROGER W. JOHNSON
Roger W. Johnson Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Michael J. Lewis, Chief Financial Officer of Collectors Universe, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Collectors Universe, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ MICHAEL J. LEWIS
Michael J. Lewis Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Description

1.1	Form of Underwriting Agreement.*

3.2	Form of Amended and Restated Certificate of Incorporation of Collectors Universe, as currently in effect.*

3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*

4.1	Registration Rights Agreement.*

4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*

5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*

10.1	Collectors Universe 1999 Stock Incentive Plan.*

10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*

10.4	PCGS 1999 Stock Incentive Plan.*

10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*

10.6	Employee Stock Purchase Plan.*

10.7	Form of indemnification Agreement.*

10.8	Asset Acquisition Agreement dated January 25,1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*

10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10,1999, between the Company and eBay, Inc.*

10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*

10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *

10.12	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Hugh Sconyers.*

10.13	Contribution and Acquisition Agreement dated February 3,1999, between the Company and BJ Searls.*

10.14	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Greg Bussineau.*

10.15	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Lyn F. Knight Rare Coins*

10.16	Contribution and Acquisition Agreement dated February 3,1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*

10.17	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Professional Coin Grading Service, Inc.*

10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*

10.19	Employment Agreement dated March 5,1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*

10.24
Asset Purchase Agreements between Collectors Universe, Inc. and Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc. (Incorporated by reference to Exhibit 10-1 to Registrant’s Current Report on Form 8-K, dated March 21, 2000).*

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-1