Form 10-Q
period 2002-09-30
COLLECTORS UNIVERSE INC
filed 2002-11-14
CIK 1089143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:    0-27887

Collectors Universe, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation)	33-0846191 (I.R.S. Employer Identification Number)

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

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002

Common Stock $.001 Par Value.	24,517,486

COLLECTORS UNIVERSE, INC.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2002 and June 30, 2002
(in thousands, except share data)
(unaudited)

	September 30, 2002	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$5,001	$4,947
Accounts receivable, net	9,157	7,291
Auction consignment advances	1,288	3,359
Inventories, net	7,562	8,166
Prepaid expenses and other	782	513
Notes receivable	465	481
Note receivable from an officer	—	381
Refundable income taxes	975	1,191
Deferred income taxes	648	648

Total current assets	25,878	26,977
Property and equipment, net	1,601	1,736
Notes receivable, net of current portion	361	476
Goodwill	1,477	14,961
Intangible assets, net	74	93
Deferred income taxes	5,585	1,074
Other assets	143	192

	$35,119	$45,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173	$878
Consignor payable	3,716	4,598
Accrued liabilities	1,166	736
Accrued compensation and benefits	861	967
Deferred revenue	837	921

Total current liabilities	6,753	8,100
Deferred rent	291	281
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; issued 25,017 at September 30, 2002 and 25,526 at June 30, 2002	25	26
Additional paid-in capital	40,873	41,248
Accumulated deficit	(11,802)	(3,125)
Treasury stock, at cost (500 shares)	(1,021)	(1,021)

Total stockholders’ equity	28,075	37,128

	$35,119	$45,509

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	September 30, 2002	September 30, 2001

Net revenues	$12,593	$9,329
Cost of revenues	7,119	5,917

Gross profit	5,474	3,412
Selling, general and administrative expenses	5,021	5,218
Amortization of goodwill and intangibles	19	411

Total operating expenses	5,040	5,629
Operating income (loss)	434	(2,217)
Interest income, net	79	88
Other income (expense), net	(1)	8

Income (loss) before provision (benefit) for income taxes	512	(2,121)
Provision (benefit) for income taxes	216	(1,035)

Net income (loss) before cumulative effect of accounting change	296	$(1,086)
Cumulative effect of accounting change, net of taxes of $4,511	(8,973)	—

Net loss	$(8,677)	$(1,086)

Net income (loss) per share – basic
Before cumulative effect of accounting change	$0.01	$(0.04)
Cumulative effect of accounting change	(0.36)	—

Total	$(0.35)	$(0.04)

Net income (loss) per share – diluted
Before cumulative effect of accounting change	$0.01	$(0.04)
Cumulative effect of accounting change	(0.36)	—

Total	$(0.35)	$(0.04)

Weighted average shares outstanding:
Basic	24,772	24,995
Diluted	25,151	24,995

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(8,677)	$(1,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	203	611
Loss on disposal of fixed assets	5	—
Cumulative effect of accounting change	8,973	—
Stock-based compensation	—	13
Interest on notes receivable from an officer	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,866)	2,675
Auction consignment advances	2,071	237
Inventories	604	(120)
Prepaid expenses and other assets	(269)	186
Refundable income taxes	216	(1,042)
Notes receivable	131	—
Other assets	49	21
Accounts payable and accrued liabilities	(1,253)	(3,797)
Deferred revenue	(84)	245

Net cash provided by (used in) operating activities	95	(2,057)
INVESTING ACTIVITIES:
Capital expenditures	(54)	(369)
Collections (advances) on notes receivable from an officer	3	(85)
Advances for pending acquisition	—	(100)

Net cash used in investing activities	(51)	(554)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	8	39
Proceeds from exercise of stock options	2	—

Net cash provided by financing activities	10	39

Net increase (decrease) in cash and cash equivalents	54	(2,572)
Cash and cash equivalents at beginning of period	4,947	5,874

Cash and cash equivalents at end of period	$5,001	$3,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATON:
Interest paid	$—	$—

Income taxes paid	$—	$8

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the three months ended September 30, 2002, an officer of the Company transferred to the Company 520,830 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the Company).  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

          The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

          Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines, net of discounts and allowances, product returns and commissions paid to consignors on sales of their collectibles.

          We record revenue from the sale of collectibles at our auctions at the time the collectible is delivered in-person, or otherwise shipped based on agreement with the successful bidder.  Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction.  However, for certain repeat bidders, we deliver in-person or ship the collectibles at the close of an auction and allow them to pay up to 60 days following the auction.  Such sales are also recorded at the time of delivery or shipment.  We also offer extended payment terms to certain collectors or dealers.  For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of merchandise and record the buyer’s fee as commission earned and the cost of the merchandise sold as cost of revenues.  For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees.  Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission.  On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 141 also requires the Company to recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria.  SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

          SFAS No. 142, which the Company adopted on July 1, 2002 (the first day of its 2003 fiscal year), requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets that have indefinite useful lives.  An intangible asset with an indefinite useful life is required to be tested for impairment at least annually in accordance with the guidance in SFAS No. 142.  The effect of the adoption of SFAS No. 142 on the condensed consolidated financial statements is shown in Note 4.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived assets.  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  SFAS No. 144 was adopted by the Company on July 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

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

2.	INVENTORIES

Inventories consist of the following:
	(In thousands)

	September 30, 2002	June 30, 2002

Coins and currency	$5,676	$6,478
Sportscards and memorabilia	1,809	1,613
Records	3	95
Other collectibles	374	319

	7,862	8,505
Less inventory reserve	(300)	(339)

Inventories, net	$7,562	$8,166

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(In thousands)

	September 30, 2002	June 30, 2002

Grading reference sets	$15	$15
Computer hardware and equipment	1,142	1,930
Computer software	866	1,072
Equipment	1,242	1,236
Furniture and office equipment	717	866
Leasehold improvements	455	455

	4,437	5,574
Less accumulated depreciation and amortization	(2,836)	(3,838)

Property and equipment, net	$1,601	$1,736

4.	GOODWILL

As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 on July 1, 2002.  In the year of adoption, SFAS No. 142 requires that a transitional goodwill impairment test be performed and that the results be measured as of the beginning of the fiscal year.  The test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value.  The Company has determined that its reporting units are sub-units of its reportable segments.  The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA).

The Company has completed the initial impairment test and has concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $8,973,000 or $0.36 per share.  The charge was recorded as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2002.

The following is a summary of the impairment charge by business segment, net of a $4,511,000 tax benefit (in thousands):
Business Segment	Reporting Unit	Charge

Collectibles sales	Bowers & Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Grading and authentication	Professional Stamp Experts	56

		$8,973

Market and economic conditions have resulted in impairment to the goodwill allocated to these reporting units.

The following table sets forth the reconciliation of net loss and net loss per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(In thousands except per share data)

	Three Months Ended September 30,

	2002	2001

Reported net loss	$(8,677)	$(1,086)
Add: goodwill amortization, net of taxes		262

Adjusted net loss	$(8,677)	$(824)

NET LOSS PER SHARE – BASIC
Reported net loss	$(0.35)	$(0.04)
Goodwill amortization, net of taxes		0.01

Adjusted net loss	$(0.35)	$(0.03)

NET LOSS PER SHARE – DILUTED
Reported net loss	$(0.35)	$(0.04)
Goodwill amortization, net of taxes		0.01

Adjusted net loss	$(0.35)	$(0.03)

Intangible assets consist of the following:

	(In thousands)

	September 30, 2002	June 30, 2002

Intangible assets subject to amortization, comprised of covenants not-to-compete	$240	$240
Less accumulated amortization	(166)	(147)

	$74	$93

Changes in the carrying amount of goodwill for the three months ended September 30, 2002 were as follows (in thousands):

	Collectible Sales	Grading and Authentication	Total

Balance at July 1, 2002	$14,872	$89	$14,961
Cumulative effect of change in accounting	(13,401)	(83)	(13,484)

Balance at September 30, 2002	$1,471	$6	$1,477

Amortization expense related to the covenants not-to-compete amounted to $19,000 for the three months ended September 30, 2002.  Estimated amortization expense for each of the fiscal years ended June 30 is presented below (in thousands):

Year Ended June 30,

2003	$74
2004	19

5.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share for the three-month periods ended September 30, 2002 and September 30, 2001, is computed as follows:

	(In thousands, except per share data)

	Three Months Ended September 30,

	2002	2001

Net income (loss) before cumulative effect of accounting change applicable to common stockholders	$296	$(1,086)
Cumulative effect of accounting change	(8,973)	—

Net loss	$(8,677)	$(1,086)

Net income (loss) per share – basic
Before cumulative effect of accounting change	$0.01	$(0.04)
Cumulative effect of accounting change	(0.36)	—

Total	$(0.35)	$(0.04)

Net income (loss) per share – diluted
Before cumulative effect of accounting change	$0.01	$(0.04)
Cumulative effect of accounting change	(0.36)	—

Total	$(0.35)	$(0.04)

Weighted average shares outstanding
Basic	24,772	24,995
Diluted	25,151	24,995

The dilutive effect of stock options of 446,000 shares for the three-month period ended September 30, 2001, are excluded from the diluted net loss per share, as the effect is antidilutive.

6.	BUSINESS SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief decision-maker is its Chief Executive Officer.  The operating segments of the Company are organized based on the services it offers.  Similar operating segments have been aggregated to reportable operating segments based on having similar products or services, types of customers, and other criteria under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles.  We allocate operating expenses to each business segment based upon activity levels.  We do not allocate specific assets to these service segments.  All of our revenues and identifiable assets are located in the United States.  No individual customer accounted for 10% or more of net revenues for the three months ended September 30, 2002 and 2001, respectively.

	(In thousands)

	Three Months Ended September 30, 2002

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$7,080	$5,513	$12,593

Operating income	7	2,010	2,017
Unallocated operating expenses			(1,583)

Consolidated operating income			$434

	(In thousands)

	Three Months Ended September 30, 2001

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$4,981	$4,348	$9,329

Operating income (loss)	(945)	176	(769)
Unallocated operating expenses			(1,448)

Consolidated operating loss			$(2,217)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  That Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements.  Forward-looking statements reflect our current expectations about trends in our business and our future financial performance and our actual results in future periods may differ significantly from those expectations.  The sections below entitled “Overview – Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, which contains additional information regarding factors that could affect our future financial performance.

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

          Additionally, decisions of when adjustments of this nature should be made also require subjective judgments involving an assessment or prediction about the effects and duration of events or changes in circumstances. For example, it is not easy to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for a particular business and it is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for the full effects of such events or changes to be recognized.

          It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or “write-downs” in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for slow moving inventory. Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the periods when the effects of those changed conditions or events become known. With respect to other assets, such as goodwill, we write down their carrying value directly in the event of an impairment as a charge to income. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

          Under GAAP, we also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which customers may be entitled to return the products or reject or adjust the payment for the services provided to them. Additionally, in those cases when we grant our customers contractual rights to return products sold to them, we establish a reserve or allowance for product returns by means of a reduction in the amount at which the sales are recorded, based primarily on the nature, extensiveness and duration of those rights and our historical product return experience.

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

          We establish an allowance for estimated returns, if necessary, which reduces the amounts of our reported revenues, based on historical returns experience.

          Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business, we extend payment terms to more creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of dealers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions in the period they become known.  For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting the ability of those dealers to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

          Long-Lived Assets and Goodwill.  Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.  Prior to the current fiscal year, in accordance with GAAP, we used estimated undiscounted future cash flows to determine if an asset was impaired.  If an asset was determined to be impaired its carrying value would have been reduced to fair value and any resulting impairment would have been recorded as a charge against income in the period in which the impairment determination was made.  Effective as of the July 1, 2002, which is the beginning of our current fiscal year, we are required to assess our goodwill for impairment based on new standards established by SFAS No. 142, which requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount.  During the quarter ended September 30, 2002, we completed the two step transitional impairment test required by SFAS No. 142, which required the Company, first, to assess the fair value of the assets and, second, to compare the implied fair value of its recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill.  Based on this analysis, the Company has determined that its goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $8,973,000, net of taxes of $4,511,000.  As a result, in accordance with SFAS No. 142, the Company is reporting, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge in that amount in its statement of operations for the quarter ended September 30, 2002.  This charge, which reduces reported earnings and stockholders' equity, does not affect the Company’s tangible net worth and is not expected to adversely affect its business operations or cash flows.  See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

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

          Our auctions are held periodically throughout the fiscal year. The number and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we receive for our auctions.  For this reason, our auction revenue and, as a result, also our cash flow, can vary, sometimes significantly, from quarter to quarter.  These circumstances, coupled with our revenue recognition policy under which in most instances we do not recognize revenue from auction sales until 60 days after completion of an auction, make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

          Gross Profit Margins.  The gross profit margins on grading submissions are affected by the mix of submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand.  Generally, our prices for grading services vary depending on the “turn-around” time requested by submitting dealers and collectors, who are willing to pay more for faster turn-around of the coins and sportscards they submit for grading.  As a general rule, dealers and collectors request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions.

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

          Consequently, our overall gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at our auctions and the mix of vintage and modern collectibles submitted for grading and authentication.

          Impact of Economic Conditions on Financial Performance.  The Company generates substantially all of its revenues from the collectibles market segment, which primarily relies on discretionary consumer spending.  Unfavorable economic conditions have in the past, and could in the future, adversely affect the Company’s operating results and financial condition.

RESULTS OF OPERATIONS

          Net Revenues

	Three Months Ended September 30,

	2002	2001

Net revenues	$12,593,000	$9,329,000

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

          Net revenues for the three month period ended September 30, 2002 increased by 35% to $12,593,000 as compared to the corresponding three month period of the prior year, due to increases in both our grading and authentication and our collectibles sales business segments.

          Grading and authentication revenue increased by 27% in the three months ended September 30, 2002, when compared to the same period last year primarily because of a continued increase in coin grading submissions.  Grading submissions for coins began to increase noticeably in the quarter ended June 30, 2002 and continued to do so throughout the three months ended September 30, 2002.  Sportscard grading revenues for the three months ended September 30, 2002 declined slightly compared to the same period last year, indicating a stabilization in the demand for sportscard grading.  We believe the increase in coin grading submissions was attributable to a number of factors, including our introduction of new marketing programs and improvements in consumer confidence and increases in the market values of coins, which tend to be countercyclical to the economy and the stock market.

          Auction and collectibles sales revenues were higher by 42% for the three-month period ended September 30, 2002 as compared to the same prior year period.  This increase in the auction and collectibles sales revenues is the result of (i) an increase in demand for rare coins, currency and celebrity memorabilia; and (ii) the postponement of a September 2001 auction as a consequence of the September 11 terror attack on the World Trade Center.  We believe the increased demand in coins, currencies and memorabilia may be the result of investors looking for investment alternatives to the stock market.

          Gross Profit

	Three Months Ended September 30,

	2002	2001

Gross profit	$5,474,000	$3,412,000
Gross profit margin	43.5%	36.6%

          Gross profit is calculated by subtracting the cost of revenues from net revenues.  Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions.  Gross profit margin is gross profit stated as a percent of net revenues.  Gross profit increased by 60% in the current quarter to $5,474,000 from $3,412,000 in the prior year.  The increase in our gross profit margin for the three months ended September 30, 2002, occurred as a result of several factors, including (i) the increase in net sales which affected gross profit margins because a significant portion of our costs of sales are fixed and therefore do not increase directly in proportion to increases in our revenues; and (ii) higher gross profit margins on grading activities because of new processes in coin and sportscard grading that produced cost efficiencies in those operations.

          Selling, General and Administrative Expenses

	Three Months Ended September 30,

	2002	2001

SG&A	$5,021,000	$5,218,000
Percent of net revenues	39.9%	55.9%

          Selling, general and administrative (“SG&A”) expenses include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges.  SG&A expenses decreased from $5,218,000 in the three months ended September 30, 2001 to $5,021,000 in the three-month period ended September 30, 2002.  As a percentage of net revenues, SG&A expenses decreased from 55.9% to 39.9% for the three-month period ended September 30, 2002, when compared to the same prior year period.  The decrease in SG&A was primarily attributable to the fact that SG&A in the first quarter of fiscal 2002 included severance payments related to staff reductions and expenses associated with the implementation of a new enterprise software system, which were not incurred in the first quarter of the current fiscal year.

          Amortization of Goodwill and Intangibles

	Three Months Ended September 30,

	2002	2001

Amortization of goodwill and intangibles	$19,000	$411,000
Percent of net revenues	0.2%	4.4%

          We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002.  As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the three months ended September 30, 2002; whereas the Company’s statement of operations for the three months ended September 30, 2001 does contain charges for goodwill amortization expense.  See Note 4 to the Company’s Condensed Consolidated Financial Statements included earlier in this Report.

          Interest Income, Net

	Three Months Ended September 30,

	2002	2001

Interest income, net	$79,000	$88,000
Percent of net revenues	0.6%	0.9%

          Interest income, net for the three-month period ended September 30, 2002 was lower than in the corresponding period of the prior year because of lower short-term interest rates.  Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter-to-quarter basis (see “Overview – Factors Affecting Revenues and Margins” above in this Item 2).

          Income Taxes

          Income tax expense was provided for at a 42% rate for the first three months of the current fiscal year.  This rate reflects the expected federal and state statutory rate of approximately 41%, adjusted for certain permanent tax differences.  In the first three months of the prior fiscal year, income tax expense was provided for at a 48.8% rate.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2002, we had cash and cash equivalents of $5,001,000 compared to cash and cash equivalents of $4,947,000 at June 30, 2002.  We generally experience period-to-period variability in our cash and cash equivalent balances due largely to the variability in the timing and size of our collectibles auctions.  We generally pay consignors to our auctions on the 45th day following the close of an auction.  However, most of the payments for those collectibles from the winning bidders are not received until 60 days after an auction is completed.  As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes.  Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction “cycle” can cause significant fluctuations in our cash balances.  As a result, we expect that our cash and cash equivalent balances will be subject to continuing period-to-period fluctuations in subsequent reporting periods.

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

          Operating activities provided cash of $95,000 during the three-month period ended September 30, 2002 as compared to using net cash of $2,057,000 in the three-month period ended September 30, 2001.  The increase of internally generated cash flow during the first three months of this year was due primarily to the net earnings before the cumulative effect of accounting changes (which was a non-cash charge) and a reduction in inventories.

          Net cash used in investing activities was $51,000 for the three-month period ended September 30, 2002 and consisted of expenditures for fixed assets, primarily for software costs.

          Net cash provided by financing activities for the three-month period ended September 30, 2001, was $10,000 and consisted of proceeds from sales of shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

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

          SFAS No. 142, which the Company adopted as of July 1, 2002 (the beginning of our current fiscal year), requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives.  An intangible asset with an indefinite useful life will be tested for impairment at least annually in accordance with the guidance in SFAS No. 142.  SFAS No. 142 requires the Company to complete a transitional goodwill impairment test by no later than January 2, 2003.  The Company elected to complete its goodwill impairment testing during the first quarter of the current fiscal year and, as described in Note 4 to the Condensed Consolidated Financial Statements included earlier in this Report, has determined that, under the standards called for by SFAS No. 142, its goodwill was impaired, and in accordance with SFAS No. 142, has recorded as a cumulative effect of change in accounting principle a non-cash charge in the amount of $8,973,000, net of taxes of $4,511,000, in the quarter ended September 30, 2002.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  SFAS No. 144 was adopted by the Company on July 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

          There are a number of factors that could affect our future operating results and financial condition.  Those factors include the factors discussed in the Section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 – DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these factors.   In particular, the factors described in our Annual Report that could adversely affect our future financial performance include the risk that the popularity of collectibles will decline; declines in the general economic conditions which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; temporary popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, could cause revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies which could have the effect of reducing profit margins; lack of adequate investment returns on new business opportunities; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner; increased competition; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

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

          Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2002 and September 30, 2002, we had $4,947,000 and $5,001,000, respectively, in cash and cash equivalents.  These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

          The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4.     CONTROLS AND PROCEDURES

          Within the past 90 days, we carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS AND REPORTS ON FORM 8- K AND EXHIBITS

	(a)	Exhibits.

		Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K.

None

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 14, 2002	/s/ ROGER W. JOHNSON

Roger W. Johnson, Chief Executive Officer

Date: November 14, 2002	/s/ MICHAEL J. LEWIS

Michael J. Lewis, Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Roger W. Johnson, Chief Executive Officer of Collectors Universe, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Collectors Universe, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROGER W. JOHNSON

Roger W. Johnson Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Michael J. Lewis, Chief Financial Officer of Collectors Universe, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Collectors Universe, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL J. LEWIS

Michael J. Lewis Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act