Form 10-Q
period 2002-12-31
COLLECTORS UNIVERSE INC
filed 2003-02-14
CIK 1089143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2003
Common Stock $.001 Par Value	6,131,437

COLLECTORS UNIVERSE, INC.

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and June 30, 2002

(in thousands, except share data)

(unaudited)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 6,633	$4,947
Accounts receivable, net of allowance for doubtful accounts of $927 (December) and $293 (June)	6,060	7,291
Auction consignment advances	2,213	3,359
Inventories, net	7,645	8,166
Prepaid expenses and other	664	513
Notes receivable	481	481
Note receivable from an officer	—	381
Refundable income taxes	965	1,191
Deferred income taxes, current portion	648	648

Total current assets	25,309	26,977
Property and equipment, net	1,488	1,736
Notes receivable, net of current portion	243	476
Goodwill	1,477	14,961
Intangible assets, net	55	93
Deferred income taxes	5,759	1,074
Other assets	265	192

	$ 34,596	$45,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 704	$878
Consignor payable	3,445	4,598
Accrued liabilities	761	736
Accrued compensation and benefits	831	967
Deferred revenue	850	921

Total current liabilities	6,591	8,100
Deferred rent	379	281
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; issued and outstanding 6,129 at December 31, 2002 and 6,381 at June 30, 2002	25	26
Additional paid-in capital	40,873	41,248
Accumulated deficit	(12,251)	(3,125)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders’ equity	27,626	37,128

	$ 34,596	$45,509

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net revenues	$11,312	$10,615	$23,905	$19,944
Cost of revenues	7,144	6,254	14,263	12,170

Gross profit	4,168	4,361	9,642	7,774
Selling, general and administrative expenses	5,029	5,119	9,990	10,297
Allowance for doubtful accounts	646	6	706	32
Amortization of goodwill and intangibles	18	411	37	823
Stock-based compensation	—	13	—	26

Total operating expenses	5,693	5,549	10,733	11,178
Operating loss	(1,525)	(1,188)	(1,091)	(3,404)
Interest income, net	100	38	179	127
Other income	9	7	8	13

Loss before income taxes	(1,416)	(1,143)	(904)	(3,264)
Benefit from income taxes	(967)	(43)	(751)	(1,078)

Net loss before cumulative effect of change in accounting principle	$(449)	$(1,100)	$(153)	$(2,186)
Cumulative effect of change in accounting principle, net of taxes of $4,511	—	—	(8,973)	—

Net loss	$(449)	$(1,100)	$(9,126)	$(2,186)

Loss per common share – basic
Before cumulative effect of accounting change	$(0.07)	$(0.18)	$(0.03)	$(0.35)
Cumulative effect of accounting change	—	—	(1.45)	—

Net loss – basic	$(0.07)	$(0.18)	$(1.48)	$(0.35)

Loss per common share – diluted
Before cumulative effect of accounting change	$(0.07)	$(0.18)	$(0.03)	$(0.35)
Cumulative effect of accounting change	—	—	(1.45)	—

Net loss – diluted	$(0.07)	$(0.18)	$(1.48)	$(0.35)

Weighted average shares outstanding:
Basic	6,129	6,249	6,172	6,249
Diluted	6,129	6,249	6,172	6,249

*	All share and per share data have been adjusted for the one-for-four reverse stock split effective December 9, 2002.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(9,126)	$(2,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	399	1,250
Loss on disposal of fixed assets	5	—
Cumulative effect of accounting change	8,973	—
Stock-based compensation	—	26
Interest on notes receivable from related parties	(8)	—
Provision for doubtful accounts	706	32
Provision for inventory write down and reserve	316	—
Deferred income taxes	(174)	—
Changes in operating assets and liabilities:
Accounts receivable	525	(1,834)
Auction consignment advances	1,146	(1,659)
Inventories	205	1,736
Prepaid expenses and other assets	(151)	492
Income tax payable and refundable	226	(335)
Notes receivable	233	—
Other assets	(73)	(969)
Accounts payable and accrued liabilities	(1,438)	4,291
Deferred revenue	(71)	281
Deferred rent	98	—

Net cash provided by operating activities	1,791	1,125
INVESTING ACTIVITIES:
Capital expenditures	(118)	(549)
Collections on notes receivable	3	15
Net advances on notes receivable from an officer	—	(163)
Advances for pending acquisition	—	(100)

Net cash used in investing activities	(115)	(797)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	8	38
Proceeds from exercise of stock options	2	—

Net cash provided by financing activities	10	38
Net increase in cash and cash equivalents	1,686	366
Cash and cash equivalents at beginning of period	4,947	5,874

Cash and cash equivalents at end of period	6,633	$6,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$22

Income taxes paid	$326	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the six months ended December 31, 2002, an officer of the Company transferred to the Company 13,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six-months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

We record revenue from the sale of collectibles at our auctions at the time the collectible is delivered in-person, or otherwise shipped based on agreement with the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. However, for certain repeat bidders, we deliver in-person or ship the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Such sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of merchandise and record the buyer’s fee as commission earned and the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders commissions ranging from 10% to 15% and generally charge consignors sales commissions that range from 5% to 15%. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 2 of Part I of this Report.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires the Company to recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 2001.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have an impact on its results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. Management believes the adoption of such interpretation will not have an impact on its results of operations or financial position.

2.	INVENTORIES

Inventories consist of the following:

	(in thousands)
	December 31, 2002	June 30, 2002
Coins and currency	$6,389	$6,478
Sportscards and memorabilia	1,465	1,613
Records	3	95
Other collectibles	263	319

	8,120	8,505
Less inventory reserve	(475)	(339)

Inventories, net	$7,645	$8,166

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(in thousands)
	December 31, 2002	June 30, 2002
Grading reference sets	$15	$15
Computer hardware and equipment	1,193	1,930
Computer software	866	1,072
Equipment	1,256	1,236
Furniture and office equipment	717	866
Leasehold improvements	455	455

	4,502	5,574
Less accumulated depreciation and amortization	(3,014)	(3,838)

Property and equipment, net	$1,488	$1,736

4.	GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 on July 1, 2002, the beginning of its fiscal 2003. SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a “reporting unit” level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are sub-units of its two reportable segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Company completed the initial impairment test in the quarter ended September 30, 2002 and concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $8,973,000 or $1.45 per share. The charge was recorded as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2002.

The following is a summary of the impairment charge by business segment, net of a $4,511,000 tax benefit (in thousands):

Business Segment	Reporting Unit	Charge
Collectibles sales	Bowers & Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Grading and authentication	Professional Stamp Experts	56

		$8,973

Market and economic conditions have resulted in impairment to the goodwill allocated to these reporting units.

The following table sets forth the reconciliation of net loss and net loss per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(in thousands except per share data)		(in thousands except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Reported net loss	$(449)	$(1,100)	$(9,126)	$(2,186)
Add: goodwill amortization, net of taxes	—	396	—	551

Adjusted net loss	$(449)	$(704)	$(9,126)	$(1,635)

NET LOSS PER SHARE – BASIC
Reported net loss	$(0.07)	$(0.18)	$(1.48)	$(0.35)
Goodwill amortization, net of taxes	—	0.07	—	0.09

Adjusted net loss	$(0.07)	$(0.11)	$(1.48)	$(0.26)

NET LOSS PER SHARE – DILUTED
Reported net loss	$(0.07)	$(0.18)	$(1.48)	$(0.35)
Goodwill amortization, net of taxes	—	0.07	—	0.09

Adjusted net loss	$(0.07)	$(0.11)	$(1.48)	$(0.26)

Intangible assets consist of the following:	(in thousands)
	December 31, 2002	June 30, 2002
Intangible assets subject to amortization, comprised of covenants not-to-compete	$240	$240
Less accumulated amortization	(185)	(147)

	$55	$93

Changes in the carrying amounts of goodwill for the six months ended December 31, 2002 were as follows (in thousands):

	Collectible Sales	Grading and Authentication	Total
Balance at July 1, 2002	$14,872	$89	$14,961
Cumulative effect of change in accounting	(13,401)	(83)	(13,484)

Balance at December 31, 2002	$1,471	$6	$1,477

Amortization expense related to the covenants not-to-compete amounted to $19,000 and $38,000 the three and six months ended December 31, 2002, respectively. Estimated amortization expense for each of the fiscal years ended June 30 is presented below (in thousands):

Year Ended June 30,
2003	$74
2004	19

5.	INCOME TAXES

The income tax benefit recorded in the six months ended December 31, 2002 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year to date period that was calculated based on our expected federal and state effective income tax rate of 39.8% for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

6.	NET LOSS PER SHARE

Net loss per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net loss per share for the three and six months ended December 31, 2002 and 2001, respectively, are computed as follows:

	(in thousands except per share data)		(in thousands except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss before cumulative effect of accounting change applicable to common stockholders	$(449)	$(1,100)	$(153)	$(2,186)
Cumulative effect of accounting change	—	—	(8,973)	—

Net loss	$(449)	$(1,100)	$(9,126)	$(2,186)

NET LOSS PER SHARE – BASIC
Before cumulative effect of accounting change	$(0.07)	$(0.18)	$(0.03)	$(0.35)
Cumulative effect of accounting change	—	—	(1.45)	—

Total	$(0.07)	$(0.18)	$(1.48)	$(0.35)

NET LOSS PER SHARE – DILUTED
Before cumulative effect of accounting change	$(0.07)	$(0.18)	$(0.03)	$(0.35)
Cumulative effect of accounting change	—	—	(1.45)	—

Total	$(0.07)	$(0.18)	$(1.48)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,129	6,249	6,172	6,249
Diluted	6,129	6,249	6,172	6,249

The dilutive effect of stock options for 90,041 and 92,009 shares for the three and six months ended December 31, 2002, and 186,000 and 149,000 for the three and six month periods ended December 31, 2001, respectively, are excluded from the diluted net loss per share, as the effect is antidilutive.

7.	BUSINESS SEGMENTS

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

We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles. We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these service segments. All of our revenues and identifiable assets are located in the United States. No individual customer accounted for 10% or more of net revenues for the three and six months ended December 31, 2002 and 2001, respectively.

	(in thousands)
	Three Months Ended December 31, 2002
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$6,840	$4,472	$11,312

Operating income (loss)	(923)	999	76
Unallocated operating expenses			(1,601)

Consolidated operating loss			$(1,525)

	(in thousands)
	Three Months Ended December 31, 2001
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$6,552	$4,063	$10,615

Operating income (loss)	(341)	590	249
Unallocated operating expenses			(1,437)

Consolidated operating loss			$(1,188)

	(in thousands)
	Six Months Ended December 31, 2002
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$13,920	$9,985	$23,905

Operating income (loss)	(945)	3,008	2,063
Unallocated operating expenses			(3,154)

Consolidated operating loss			$(1,091)

	(in thousands)
	Six Months Ended December 31, 2001
	Collectibles Sales	Grading and Authentication	Total
Net revenues	$11,533	$8,411	$19,944

Operating income (loss)	$566	$(1,287)	$(721)
Unallocated operating expenses			(2,683)

Consolidated operating loss			$(3,404)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations about trends in our business and our future financial performance. Our actual results in future periods may differ significantly from those expectations. The sections below entitled “Overview – Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, which contains additional information regarding risks and uncertainties that could affect our future financial performance.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K referred to above.

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

Critical Accounting Policies and Estimates

General.    The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes and goodwill, we must make judgments, estimates and assumptions (which we will refer to in this discussion, collectively as “estimates”) regarding future events and circumstances that could affect the value of those assets and liabilities, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those estimates are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes. Any downward adjustments in value caused by those changes in estimates are commonly referred to as “write-downs” of the assets involved.

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

It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or “write-downs” in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for slow moving or obsolete inventory. Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the periods when the effects of those changed conditions or events become known. With respect to certain other assets, such as goodwill, we write down their carrying value directly in the event of an impairment by means of a charge to income. As a result, our estimates concerning future events and changes in those events or circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, we also must make estimates regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates will depend on such factors as the circumstances under which customers may be entitled to return the products or reject or adjust the payment for the services provided to them. Additionally, in those cases when we grant our customers contractual rights to return products sold to them, we establish a reserve or allowance for product returns by means of a reduction in the amount at which the sales are recorded, based primarily on the nature, extensiveness and duration of those rights and our historical product return experience.

In making our estimates we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the realizable or recoverable amounts of those assets and establish adequate reserves or allowances for potential write-downs in the value of those assets. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition and the Allowance for Returns.    We record, as deferred revenue, all prepaid grading submissions until the items submitted for grading have been graded and returned to the customer. Upon shipment back to the customer, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we also record revenue at the time of shipment.

We record revenue from the sale of collectibles at our auctions at the time the collectible is either shipped or delivered in-person to the successful bidder, based on the bidder’s preference. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders we ship or deliver in-person the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Those sales also are recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

We sometimes provide our customers with limited rights to return collectibles sold to them. We establish an allowance for estimated returns, if necessary, which reduces the amounts of our reported revenues, based on historical returns experience.

Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business, we extend payment terms to more creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, economic conditions that may affect the ability of dealers to keep their accounts current, and the value of any collateral securing the customer’s payment obligations. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions in the period they become known. For example, if the financial condition of any dealers or economic conditions were to deteriorate, adversely affecting the ability of the dealers to make payments on their account, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Long-Lived Assets and Goodwill.    Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to the current fiscal year, in accordance with GAAP, we used estimated undiscounted future cash flows to determine if an asset was impaired. If an asset was determined to be impaired its carrying value would have been reduced to fair value and any resulting impairment would have been recorded as a charge against income in the period in which the impairment determination was made. Effective as of the July 1, 2002, which was the beginning of our current fiscal year, we adopted SFAS No. 142. SFAS No. 142 required us to assess our goodwill for impairment based on new standards that require goodwill to be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. During the quarter ended September 30, 2002, we completed a two step transitional impairment test required by SFAS No. 142. That test required us, first, to assess the fair value of the assets and, second, to compare the implied fair value of the recorded goodwill of the assets, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill. Based on this analysis, in the first quarter of the current fiscal year, the Company determined that its goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $8,973,000, net of taxes of $4,511,000. As a result, in accordance with SFAS No. 142, the Company reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge in that amount in its statement of operations for the quarter ended September 30, 2002 and, therefore, is also included in its statement of operations for the six months ended December 31, 2002. This charge, which reduces reported earnings and stockholders’ equity, does not affect the Company’s tangible net worth and is not expected to adversely affect its business operations or cash flows. See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

Overview of Factors that Affect Our Operating Results and Liquidity

Factors Affecting Revenues and Margins

Revenue Recognition Policies.    We record, as deferred revenue, all prepaid grading submissions until the collectibles submitted for grading have been graded and returned to the customer. Upon shipment back to the customer, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we record revenue at the time of shipment.

We record revenue from the sale of collectibles at our auctions at the time the collectible is either shipped or delivered in-person to the successful bidder, based on the bidder’s preference. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders we ship or deliver in-person the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Those sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers.

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

Our auctions are held periodically throughout the fiscal year. The number and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we are able to obtain for our auctions. For this reason, our auction revenue and, as a result, also our cash flow, can vary, sometimes significantly, from quarter to quarter. These circumstances, coupled with our revenue recognition policy under which in most instances we do not recognize revenue from auction sales until 60 days after completion of an auction, also make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

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

The gross margin on revenues for auction of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on auction of consigned collectibles while incurring associated costs of 20% to 25%. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significantly higher percentage of the selling price. As a result, the mix of auction sales, between consigned collectibles and owned collectibles affects our gross margin on auction sales and the sale of owned collectibles can reduce our overall auction margins to a level that is significantly below that realized for authentication and grading services.

Consequently, our overall gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of vintage and modern collectibles submitted for grading and authentication and the mix of consigned and owned collectibles sold at our auctions.

Impact of Economic Conditions on Financial Performance.

The Company generates substantially all of its revenues from the collectibles market segment, which is affected by discretionary consumer spending. Unfavorable economic conditions have in the past, and could in the future, adversely affect the Company’s operating results and financial condition.

RESULTS OF OPERATIONS

Net Revenues

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenues	$11,312,000	$10,615,000	$23,905,000	$19,944,000

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

Net revenues for the three and six months ended December 31, 2002 and 2001, increased by 7% to $11,312,000 and 20% to $23,905,000, respectively, as compared to the corresponding three and six-month periods of the prior year, due to increases in both our grading and authentication and our collectibles sales business segments.

Grading and authentication revenue increased by 10% and 19% in the three and sixmonth periods ended December 31, 2002, and 2001, respectively, when compared to the same periods last year, primarily because of a continued increase in coin grading submissions. Grading submissions for coins began to increase noticeably in the quarter ended June 30, 2002 and continued to do so throughout the three and six months ended December 31, 2002. Sportscard grading revenues for the three and six months ended December 31, 2002 and 2001, respectively, declined significantly compared to the same period last year, indicating a continued degradation in the demand for sportscard grading. We believe the increase in coin grading submissions was attributable to a number of factors, including our introduction of new marketing programs and improvements in consumer confidence and increases in the market values of coins, which tend to be countercyclical to the economy and the stock market.

Auction and collectibles sales revenues were higher by 4% and 21% for the three and six months ended December 31, 2002 and 2001, respectively, as compared to the same prior year periods, due primarily to an increase in demand for rare coins and currency. We believe the increased demand may be the result of investors looking for investment alternatives to the stock market and the increases in market values of gold and silver that often occur during periods of economic uncertainty.

Gross Profit

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Gross profit	$4,168,000	$4,361,000	$9,642,000	$7,774,000
Gross profit margin	37%	41%	40%	39%

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profit decreased by 4%, and gross margin also declined, in the quarter ended December 31, 2002 as a result of several factors, including (i) a $316,000 charge to cost of sales for inventory write downs reflecting a decline in market values of certain collectibles; and (ii) a lower gross profit margin on sportscard grading due primarily to a change in the mix of sportcard submissions to a greater proportion of modern sportscards.

For the six-month period ended December 31, 2002, gross profit increased 24% to $9,642,000 from $7,774,000 for the comparable year earlier period. Gross margin also increased from 39% to 40% from the same prior year period. The increase in our gross margin for the first six months of the year occurred primarily as a result of a change in the mix of grading revenues due to a substantial increase in coin grading submissions and a reduction in sportcard grading submissions.

Selling, General and Administrative Expenses (including allowance for doubtful accounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
SG&A (including allowance for doubtful accounts)	$5,675,000	$5,125,000	$10,696,000	$10,329,000
Percent of net revenues	50%	48%	45%	52%

Selling, general and administrative (including allowance for doubtful accounts) (“SG&A”) expenses include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased by 10.7% to $5,675,000 for the three-month period ended December 31, 2002 from $5,125,000 in the corresponding period in the prior year, and by 3.6% to $10,696,000 in the six-month period ended December 31, 2002 from $10,329,000 for the six months ended December 31, 2001. SG&A as a percent of net revenues increased from 48% to 50% and decreased from 52% to 45% for the three and six-month periods ended December 31, 2002, respectively, when compared to the same prior year periods. The increases in the amount of SG&A expense in the current fiscal year occurred as a result of (i) a $500,000 increase in bad debt expense, relating to a single customer; (ii) severance compensation expenses; and (iii) a consulting fee for services in securing the governmental approvals needed to obtain California Enterprise Zone Hiring Tax Credits.

Amortization of Goodwill and Intangibles

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Amortization of goodwill and intangibles	$18,000	$411,000	$37,000	$823,000
Percent of net revenues	0.2%	3.9%	0.2%	4.1%

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the three and six months ended December 31, 2002; whereas the Company’s statements of operations for the three and six months ended December 31, 2001, does contain charges for goodwill amortization expense. See Note 4 to the Company’s Condensed Consolidated Financial Statements included earlier in this Report.

Interest Income, Net

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Interest income, net	$100,000	$38,000	$179,000	$127,000
Percent of net revenues	0.9%	0.4%	0.7%	0.6%

Interest income, net in the three and six month periods ended December 31, 2002 was higher than in the corresponding periods of the prior year, primarily because during the current fiscal year (i) our cash balances were higher; and (ii) our auction divisions made a greater volume of interest bearing consignment advances. Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will fluctuate on a quarter-to-quarter basis (see “Overview – Factors Affecting Revenues and Margins” above in this Item 2).

Income Tax Benefit

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Income Tax Benefit	$(967,000)	$(43,000)	$(751,000)	$(1,078,000)

The income tax benefit recorded in the six months ended December 31, 2002 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year-to-date period that was calculated based on our expected federal and state effective income tax rate of 39.8% for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

Cumulative Effect of Change in Accounting Principle

Effective as of the July 1, 2002, which was the beginning of our current fiscal year, we adopted SFAS No. 142. SFAS No. 142 requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the fair value of the recorded goodwill of a company’s assets, in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill on the books of the company. Based on this analysis, we determined that our goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $8,973,000, net of taxes of $4,511,000. As a result, in accordance with SFAS No. 142, we reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge in that amount in the quarter ended September 30, 2002, and which is reflected in our statement of operations for the six months ended December 31, 2002 included in this Report. This charge, which reduced reported earnings for that six month period and stockholders’ equity at December 31, 2002, did not affect our tangible net worth and is not expected to adversely affect our business operations or cash flows. See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had cash and cash equivalents of $6,633,000 compared to cash and cash equivalents of $4,947,000 at June 30, 2002. We generally experience period-to-period fluctuations in our cash and cash equivalents balances due largely to the variability in the timing and size of our collectibles auctions. We generally pay consignors to our auctions on the 45th day following the close of an auction. However, most of the payments due for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction “cycle” can cause significant fluctuations in our cash balances. As a result, we expect that our cash and cash equivalent balances will be subject to continuing period-to-period fluctuations in subsequent reporting periods.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. As discussed above, our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. We do have a $1.5 million short-term unsecured credit facility with a commercial bank, which we have used primarily to fund (i) advances to consignors to our auctions in amounts that represent a portion of the prices expected to be realized from sales of their collectibles at our auctions, and (ii) short-term working capital requirements. There were no borrowings outstanding under that credit line at December 31, 2002, nor at February 14, 2003.

Operating activities provided cash of $1,791,000 during the six-month period ended December 31, 2002 as compared to providing net cash of $1,125,000 in the six-month period ended December 31, 2001. This increase in internally generated cash flow was due primarily to a lower net loss, before the cumulative effect of accounting change, which was a non-cash charge, and a reduction in inventories and receivables.

Net cash used in investing activities was $115,000 for the six-month period ended December 31, 2002 and consisted of expenditures for fixed assets, primarily software and equipment costs.

Financing activities provided net cash of $10,000 in the six-month period ended December 31, 2002, consisting of proceeds from sales under our Employee Stock Purchase Plan and the exercise of employee stock options.

We believe that our existing cash balances and internally generated funds, together with periodic short-term borrowings under our $1.5 million credit line, will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability, the need to increase inventory of collectibles for auction, capital expenditures for our new enterprise software system and various other factors. Depending on our profitability and working capital requirements, we may require additional financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our stockholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects, our stock price performance and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001 and for purchase business combinations completed on or after July 2001.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have an impact on its results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. Management believes the adoption of such interpretation will not have an impact on its results of operations or financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of risks and uncertainties that could affect our future operating results and financial condition. Those risks and uncertainties include those discussed in the Section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 – DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these risks, uncertainties and other factors. In particular, the factors described in our Annual Report that could adversely affect our future financial performance include: the risk that the popularity of collectibles will decline and declines in the general economic conditions, either of which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; changes in the popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, could cause revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies which could have the effect of reducing profit margins; lack of adequate investment returns on new business opportunities; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner; the dependence of our operations on certain key executives, the loss of any of which could adversely affect our business operations, including our ability to obtain consignments for our auctions, and therefore our operating results; increased competition from other collectibles auction and grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2002 and December 31, 2002, we had $4,947,000 and $6,633,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

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

PART II – OTHER INFORMATION

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 5, 2002. At that meeting, stockholders voted (i) on the election of six directors to serve for a term of one year (the “Election of Directors”), and (ii) an amendment to the Company’s Certificate of Incorporation effectuating a one-for-four reverse stock split of the outstanding shares (the “Reverse Stock Split”).

Election of Directors.    The six candidates named below were the only candidates nominated for election and, therefore, the election was uncontested and all six candidates were elected to serve for a one year term. Set for the below are the number of votes cast for the election of and the number of votes withheld from each candidate. As the election was uncontested, there were no broker non-votes.

	Votes
Nominees	For	Withheld
A. Clinton Allen	19,853,113	636,308
Q. David Bowers*	12,973,113	636,308
Ben A. Frydman	20,787,033	636,308
David G. Hall	20,767,033	656,308
James O’Neal*	11,571,513	636,308
Van Simmons	19,365,433	656,308

*	Mr. O’Neal resigned from the Board in December 2002 and Mr. Bowers resigned from the Board in February 2003. In January 2003, Michael R. Haynes and A.J. “Bert” Moyer were appointed as members of the Board.

Reverse Stock Split.    The amendment to the Company’s Certificate of Incorporation approving the Reverse Stock Split was approved by the following vote of the Company’s stockholders:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
21,135,672	269,619	18,050	- 0 -

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a) Exhibits

Exhibit 99.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated December 4, 2002 was filed to report, under Item 5 — Other Events, the approval by stockholders on December 4, 2002 and the subsequent effectuation, on December 9, 2002, of a one-for-four reverse stock split of the Company’s outstanding shares and the appointment of A. Clinton Allen as Chairman of the Board of Directors.

A Current Report on Form 8-K dated January 1, 2003 was filed to report, under Item 5 — Other Events, the appointment of Michael R. Haynes as Chief Executive Officer and a director of the Company, and the appointment of A. J. “Bert” Moyer as a member of the Company’s Board of Directors and of the Audit Committee of the Board.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date:	February 14, 2003	/s/ MICHAEL R. HAYNES
Michael R. Haynes, Chief Executive Officer

Date:	February 14, 2003	/s/ MICHAEL J. LEWIS
Michael J. Lewis Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Michael R. Haynes, Chief Executive Officer of Collectors Universe, Inc. certify that:

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

Date: February 14, 2003

/s/ MICHAEL R. HAYNES
Michael R. Haynes
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

Date: February 14, 2003

/s/ MICHAEL J. LEWIS
Michael J. Lewis
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act