Form 10-Q
period 2003-03-31
COLLECTORS UNIVERSE INC
filed 2003-05-15
CIK 1089143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2003

Common Stock $.001 Par Value	6,131,437

COLLECTORS UNIVERSE, INC.

QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

i

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2003 and June 30, 2002
(in thousands, except share data)
(unaudited)

	March 31, 2003	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$8,853	$4,947
Accounts receivable, net of allowance for doubtful accounts of $927 (March) and $293 (June)	8,015	7,291
Auction consignment advances	1,339	3,359
Inventories, net	7,170	8,166
Prepaid expenses and other	852	513
Notes receivable	550	481
Note receivable from an officer	—	381
Refundable income taxes	957	1,191
Deferred income taxes	648	648

Total current assets	28,384	26,977
Property and equipment, net	1,438	1,736
Notes receivable, net of current portion	123	476
Goodwill	1,477	14,961
Intangible assets, net	37	93
Deferred income taxes	5,759	1,074
Other assets	240	192

	$37,458	$45,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413	$878
Consignors payable	6,229	4,598
Accrued liabilities	753	736
Accrued compensation and benefits	799	967
Deferred revenue	1,271	921

Total current liabilities	9,465	8,100
Deferred rent	385	281
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 30,000 shares authorized; issued and outstanding 6,131 at March 31, 2003 and 6,381 at June 30, 2002	25	26
Additional paid-in capital	40,880	41,248
Accumulated deficit	(12,276)	(3,125)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders’ equity	27,608	37,128

	$37,458	$45,509

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	$15,604	$12,856	$39,509	$32,799
Cost of revenues	10,519	8,036	24,782	20,206

Gross profit	5,085	4,820	14,727	12,593
Selling, general and administrative expenses	5,196	5,273	15,186	15,594
Provision for doubtful accounts	50	9	756	41
Amortization of goodwill and intangibles	19	411	56	1,234

Total operating expenses	5,265	5,693	15,998	16,869

Operating loss	(180)	(873)	(1,271)	(4,276)
Interest income, net	69	107	248	233
Other income	34	4	42	17

Loss before income taxes	(77)	(762)	(981)	(4,026)
Benefit from income taxes	(52)	(292)	(803)	(1,370)

Net Loss before cumulative effect of change in accounting principle	$(25)	$(470)	$(178)	$(2,656)
Cumulative effect of change in accounting principle, net of taxes of $4,511	—	—	(8,973)	—

Net loss	$(25)	$(470)	$(9,151)	$(2,656)

Loss per common share – basic
Before cumulative effect of accounting change	$—	$(0.08)	$(0.03)	$(0.42)
Cumulative effect of accounting change	—	—	(1.46)	—

Net loss – basic	$—	$(0.08)	$(1.49)	$(0.42)

Loss per common share – diluted
Before cumulative effect of accounting change	$—	$(0.08)	$(0.03)	$(0.42)
Cumulative effect of accounting change	—	—	(1.46)	—

Net loss – diluted	$—	$(0.08)	$(1.49)	$(0.42)

Weighted average shares outstanding:
Basic	6,131	6,253	6,162	6,250
Diluted	6,131	6,253	6,162	6,250

* All share and per share data have been adjusted for the one-for-four reverse stock split effective December 9, 2002.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Nine Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(9,151)	$(2,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	595	1,895
Loss on disposal of fixed assets	6	—
Cumulative effect of accounting change	8,973	—
Stock-based compensation	—	39
Interest on note receivable from an officer	(8)	—
Provision for doubtful accounts	756	41
Provision for inventory write down and reserve	509	—
Deferred income taxes	(174)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,480)	(2,974)
Auction consignment advances	2,020	(67)
Inventories	487	1,908
Prepaid expenses and other assets	(339)	(32)
Refundable income taxes	234	(448)
Notes receivable	284	15
Other assets	(48)	(487)
Accounts payable and accrued liabilities	1,015	1,813
Deferred revenue	350	98
Deferred rent	104	—

Net cash provided by (used in) operating activities	4,133	(855)
INVESTING ACTIVITIES:
Capital expenditures	(248)	(668)
Proceeds from sale of fixed assets	1	—
Net collection (advances) on note receivable from an officer	3	(171)
Advances for pending acquisition	—	(135)

Net cash used in investing activities	(244)	(974)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	15	55
Proceeds from exercise of stock options	2	3

Net cash provided by financing activities	17	58
Net increase (decrease) in cash and cash equivalents	3,906	(1,771)
Cash and cash equivalents at beginning of period	4,947	5,874

Cash and cash equivalents at end of period	$8,853	$4,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATON:
Interest paid	$—	$9

Income taxes paid	$329	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During the nine months ended March 31, 2003, an officer of the Company transferred to the Company 13,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

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

Unaudited Interim Financial Information

          The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and nine-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

          Grading revenues are recognized when the graded item is returned to the customer.  Grading fees have generally been prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the item is shipped.  For dealers who have open account status, we record revenue at the time of shipment.

SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Stock Option Plans

At March 31, 2003, the Company has two stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No, 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)		(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net loss as reported	$(25)	$(470)	$(9,151)	$(2,656)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	8	—	23
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	1,123	(449)	514	(49)

Pro forma net income (loss)	$1,098	$(911)	$(8,637)	$(2,682)

Net income (loss) per common share – basic:
As reported	$—	$(0.08)	$(1.49)	$(0.42)
Pro forma	$0.18	$(0.15)	$(1.40)	$(0.43)
Net income (loss) per common share – diluted:
As reported	$—	$(0.08)	$(1.49)	$(0.42)
Pro forma	$0.18	$(0.15)	$(1.40)	$(0.43)

Recent Accounting Pronouncements

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  In March 2003, the Company decided to relocate the operations of its Bowers & Merena Galleries division to Louisiana following a change in the division’s management.  In connection with the relocation, the Company will terminate 11 employees.  The charges for these employee terminations are expected to be $49,000, $47,000 of which was expensed during the three-month period ended March 31, 2003.  In addition, the Company is expected to incur approximately $120,000 in lease cancellation costs and approximately $60,000 in related moving costs.  All activities related to the relocation of the division are expected to be completed by June 2003.  The activity and liability balance related to the relocation of the Bowers & Merena Galleries division through March 30, 2003 is as follows:

	(in thousands, except per share data)		(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Liability balance, beginning of period	$—	$—	$—	$—
Charged to expenses	47	—	47	—

Liability balance, end of period	$47	$—	$47	$—

          The amounts charged to expenses are included in selling, general and administrative expenses in the statement of operations for the three and nine-month periods ended March 31, 2003.  All costs expected to be incurred in connection with the relocation of the division are related to the Company’s collectibles sales division.

          In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the disclosures to be made in its interim and annual financial statements of a company that has guaranteed the obligations of others about its obligations under those guarantees.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.

          From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims.  These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.  There were no guarantees issued in the three-month period ended March 31, 2003.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003.  The disclosure requirements apply in all financial statements issued after January 31, 2003.  Management believes the adoption of such interpretation will not have an impact on its results of operations or financial position.  At March 31, 2003, the Company did not have any interests in variable interest entities.

2.	INVENTORIES

Inventories consist of the following:

	(in thousands)

	March 31, 2003	June 30, 2002

Coins and currency	$5,772	$6,416
Sportscards and memorabilia	1,666	1,613
Records	3	95
Other collectibles	333	381

	7,774	8,505
Less inventory reserve	(604)	(339)

Inventories, net	$7,170	$8,166

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(in thousands)

	March 31, 2003	June 30, 2002

Grading reference sets	$15	$15
Computer hardware and equipment	1,254	1,930
Computer software	931	1,072
Equipment	1,256	1,236
Furniture and office equipment	717	866
Leasehold improvements	455	455

	4,628	5,574
Less accumulated depreciation and amortization	(3,190)	(3,838)

Property and equipment, net	$1,438	$1,736

4.	GOODWILL AND INTANGIBLE ASSETS

          As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 on July 1, 2002, the beginning of its fiscal 2003.  SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year.  As required by SFAS No. 142, the test was conducted at a “reporting unit” level and involved a comparison of each reporting unit’s fair value to its carrying value.  The Company has determined that its reporting units are its operating segments, which have been aggregated into its two reporting segments.  The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

          The Company completed the initial impairment test in the quarter ended September 30, 2002 and concluded that certain of its goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000 or $1.46 per share.  The charge was recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations for the three months ended March 31, 2003.

The following is a summary of the impairment charge by segment and reporting unit, net of a $4,511,000 tax benefit (in thousands):

Reportable Segment	Reporting Unit	Charge

Collectibles sales	Bowers & Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Grading and authentication	Professional Stamp Experts	56

		$8,973

Market and economic conditions have resulted in impairment to the goodwill allocated to these reporting units.

The following table sets forth the reconciliation of net loss and net loss per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(in thousands except per share data)		(in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Reported net loss	$(25)	$(470)	$(9,151)	$(2,656)
Add: goodwill amortization, net of taxes	—	242	—	777

Adjusted net loss	$(25)	$(228)	$(9,151)	$(1,879)

NET LOSS PER SHARE – BASIC
Reported net loss	$—	$(0.08)	$(1.49)	$(0.42)
Goodwill amortization, net of taxes	—	0.04	—	0.12

Adjusted net loss	$—	$(0.04)	$(1.49)	$(0.30)

NET LOSS PER SHARE – DILUTED
Reported net loss	$—	$(0.08)	$(1.49)	$(0.42)
Goodwill amortization, net of taxes	—	0.04	—	0.12

Adjusted net loss	$—	$(0.04)	$(1.49)	$(0.30)

GOODWILL AND INTANGIBLE ASSETS (cont’d)

Intangible assets consist of the following:

	(in thousands)

	March 31, 2003	June 30, 2002

Intangible assets subject to amortization, comprised of covenants not-to-compete	$240	$240
Less accumulated amortization	(203)	(147)

	$37	$93

Changes in the carrying amounts of goodwill for the nine months ended March 31, 2003 were as follows (in thousands):

	Collectible Sales	Grading and Authentication	Total

Balance at July 1, 2002	$14,872	$89	$14,961
Cumulative effect of change in accounting	(13,401)	(83)	(13,484)

Balance at March 31, 2003	$1,471	$6	$1,477

          Amortization expense related to the covenants not-to-compete amounted to $19,000 and $56,000 for the three and nine months ended March 31, 2003, respectively.  Estimated amortization expense for each of the fiscal years ending June 30 is presented below (in thousands):

Year Ending June 30,

2003	$74
2004	19

5.	INCOME TAXES

          The income tax benefit recorded in the nine months ended March 31, 2003 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year-to-date period that was calculated based on our expected federal and state effective income tax rate of 42% for fiscal year 2003.  The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

6.	NET LOSS PER SHARE

          Net loss per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net loss per share for the three and nine months ended March 31, 2003 and 2002, respectively, are computed as follows:

	(in thousands except per share data)		(in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net loss before cumulative effect of accounting change applicable to common stockholders	$(25)	$(470)	$(178)	$(2,656)
Cumulative effect of accounting change	—	—	(8,973)	—

Net loss	$(25)	$(470)	$(9,151)	$(2,656)

NET LOSS PER SHARE – BASIC
Before cumulative effect of accounting change	$—	$(0.08)	$(0.03)	$(0.42)
Cumulative effect of accounting change	—	—	(1.46)	—

Total	$—	$(0.08)	$(1.49)	$(0.42)

NET LOSS PER SHARE – DILUTED
Before cumulative effect of accounting change	$—	$(0.08)	$(0.03)	$(0.42)
Cumulative effect of accounting change	—	—	(1.46)	—

Total	$—	$(0.08)	$(1.49)	$(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,131	6,253	6,162	6,250
Diluted	6,131	6,253	6,162	6,250

          The dilutive effect of stock options that were exercisable into 70,835 and 88,213 shares for the three and nine months ended March 31, 2003, respectively, and into 205,000 and 167,750 shares for the three and nine-month periods ended March 31, 2002, respectively, are excluded from the diluted net loss per share, as the effect is antidilutive.

7.	BUSINESS SEGMENTS

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief decision-maker is its Chief Executive Officer.  The operating segments of the Company are organized based on the services and products which it offers to its customers.  Similar operating segments have been aggregated to reportable operating segments on the basis of the similarity of products or services, types of customers and other criteria as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

BUSINESS SEGMENTS (Cont’d)

          We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles.  We allocate operating expenses to each business segment based upon activity levels.  We do not allocate specific assets to these segments.  All of our revenues and identifiable assets are located in the United States.  No individual customer accounted for 10% or more of our net revenues in any of the three or nine-month periods ended March 31, 2003 and 2002.

	(in thousands)

	Three Months Ended March 31, 2003

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$10,805	$4,799	$15,604

Operating income (loss)	(153)	1,265	1,418
Unallocated operating expenses			(1,598)

Consolidated operating loss			$(180)

	(in thousands)

	Three Months Ended March 31, 2002

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$8,098	$4,758	$12,856

Operating income (loss)	(672)	940	268
Unallocated operating expenses			(1,141)

Consolidated operating loss			$(873)

	(in thousands)

	Nine Months Ended March 31, 2003

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$24,726	$14,783	$39,509

Operating income (loss)	(979)	4,274	3,477
Unallocated operating expenses			(4,748)

Consolidated operating loss			$(1,271)

	(in thousands)

	Nine Months Ended March 31, 2002

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$19,629	$13,170	$32,799

Operating income (loss)	$(1,973)	$1,508	$(465)
Unallocated operating expenses			(3,811)

Consolidated operating loss			$(4,276)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1993 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Forward-looking statements reflect our current expectations about trends in our business and our future financial performance.  Our actual results in future periods may differ significantly from those expectations.  The sections below entitled “Overview – Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, which contains additional information regarding risks and uncertainties that could affect our future financial performance, our future financial or trends in our business or in our markets.

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

Our Business

          Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs and sports memorabilia.  We also sell rare coins and rare currencies, sportscards, sports and entertainment memorabilia and other collectibles through auctions and direct sales channels.  Most of our collectibles auctions are conducted utilizing a “multi-venue” format that may include in-person, Internet, mail-in, and telephone bidding options.  This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them.  We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs, the Internet and by means of direct sales.

Critical Accounting Policies and Estimates

          General.  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes and goodwill, we must make judgments, estimates and assumptions (which we will refer to in this discussion, collectively as “estimates”) regarding future events and circumstances that could affect the value of those assets and liabilities, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories.  Those estimates are based on current information available to us at the time they are made.  Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes.  Any downward adjustments in value caused by those changes in estimates are commonly referred to as “write-downs” of the assets involved.

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

          It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or “write-downs” in the carrying value of assets such as these.  Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for slow moving or obsolete inventory.  Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the period when the effects of those changed conditions or events become known.  With respect to certain other assets, such as goodwill, we write down their carrying value directly in the event of an impairment by means of a charge to income.  As a result, our estimates concerning future events and changes in those events or circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business, we extend payment terms to more creditworthy collectibles dealers.  We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period.  The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, economic conditions that may affect the ability of dealers to keep their accounts current, and the value of any collateral securing the customer’s payment obligations.  Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions in the period they become known.  For example, if the financial condition of any dealers or economic conditions were to deteriorate, adversely affecting the ability of the dealers to make payments on their account, increases in the allowance may be required.  Since the allowance is created by recording a charge against income that is reflected in the provision for doubtful accounts, an increase in the allowance will increase our operating expenses and, therefore, will cause a decline in our operating results in the period when the charge is recorded.

          Inventory Valuation Reserve.  Inventories are valued at the lower of cost or market and are reduced by an inventory valuation allowance to provide for declines in the value of our inventory, which consists of collectible coins, sportscards and other collectibles.  The amount of the allowance is determined on the basis of historical experience, estimates concerning future economic conditions and estimates of future sales.  If there was an economic downturn or a decline in sales that caused inventories of some collectibles to accumulate, it might become necessary to increase the allowance.  Increases in this allowance will cause a decline in operating results as such increases are effectuated by charges against income.

          Long-Lived Assets and Goodwill.  Long-lived assets, such as property and equipment, goodwill and other intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.  Prior to the current fiscal year, in accordance with GAAP, we used estimated undiscounted future cash flows to determine if an asset was impaired.  If an asset was determined to be impaired its carrying value would have been reduced to fair value and any resulting impairment would have been recorded as a charge against income in the period in which the impairment determination was made.  Effective as of the July 1, 2002, which was the beginning of our current fiscal year, we adopted SFAS No. 142.  SFAS No. 142 requires us to assess our goodwill for impairment based on new standards that require goodwill to be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount.  During the quarter ended September 30, 2002, we completed a two step transitional impairment test required by SFAS No. 142.  That test required us, first, to assess the fair value of the assets and, second, to compare the implied fair value of the recorded goodwill of the assets, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill.  Based on this analysis, in the first quarter of the current fiscal year, the Company determined that its goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $13,484,000.  As a result, in accordance with SFAS No. 142, the Company reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge in the amount of $8,973,000, net of taxes of $4,511,000, in its statement of operations for the quarter ended September 30, 2002 (and which, therefore, also is included in its statement of operations for the nine months ended March 31, 2003).  This charge, which reduces reported earnings and stockholders’ equity, does not affect the Company’s tangible net worth and is not expected to adversely affect its business operations or cash flows.  See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

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

          For collectibles that we own and sell at auction, we record the successful bid amount, or “hammer,” as the sale of the merchandise and record the buyer’s fee as commission earned.  We also record the cost of the merchandise sold as cost of revenues.  For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees.  Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission.  On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

          Gross Profit Margins.  The gross profit margins on grading submissions are affected by the mix of submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand.  Generally, our prices for grading services vary depending on the “turn-around” time requested by dealers and collectors who submit collectibles to us for grading and authentication.  As a general rule, dealers and collectors request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions.

          The gross margin on revenues from the auction of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles, because we realize commissions on auctions of consigned collectibles while incurring associated costs of 20% to 25%.  By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significantly higher percentage of the selling price.  As a result, the mix of auction sales, between consigned collectibles and owned collectibles affects our gross margin on auction sales and the sale of owned collectibles can reduce our overall auction margins to a level that is significantly below that realized for authentication and grading services.

          Consequently, our overall gross margin depends, not only upon the mix between our grading revenues and auction revenues, but also upon the mix of vintage and modern collectibles submitted for grading and authentication and the mix of consigned and owned collectibles sold at our auctions.

          Impact of Economic Conditions on Financial Performance.

          The Company generates substantially all of its revenues from the collectibles markets, which is affected by discretionary consumer spending.  Unfavorable economic conditions have in the past, and could in the future, adversely affect the Company’s operating results and financial condition.

RESULTS OF OPERATIONS

          Net Revenues

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net revenues	$15,604,000	$12,856,000	$39,509,000	$32,799,000

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

          Net revenues for the three and nine months ended March 31, 2003 and 2002, increased by 21% to $15,604,000 and by 20% to $39,509,000, respectively, as compared to the corresponding three and nine-month periods of the prior year, due to (i) continued strength in the coin market, which positively impacted each of Collectors’ business units: grading and authentication services (“Services”), auction and direct sales (“Commerce”), and (ii) to a lesser extent, sales during the third quarter of 2003 of gold bullion coins, which were significantly greater in amount than has been the case in previous periods and which are not expected to continue at the levels experienced in the current year’s third quarter.

          Grading and authentication revenue increased by 1% and 12% in the three and nine-month periods ended March 31, 2003, respectively, when compared to the same periods last year, primarily because of a continued increase in grading submissions of collectible coins, which was offset somewhat by a decrease in sportscard grading submissions.  Grading submissions for coins began to increase noticeably in the quarter ended June 30, 2002 and continued to do so throughout the three and nine months ended March 31, 2003.  Sportscard grading revenues for the three and nine months ended March 31, 2003 and 2002, respectively, declined significantly compared to the same periods last year, indicating a continued degradation in the demand for sportscard grading.  We believe the increase in coin grading submissions was attributable to a number of factors, including our introduction of new marketing programs and improvements in consumer confidence and increases in the market values of coins, which tend to be countercyclical to the economy and the stock market.

          Auction and collectibles sales revenues were higher by 33% and 26% for the three and nine months ended March 31, 2003 and 2002, respectively, as compared to the same prior year periods, due primarily to an increase in demand for rare coins, currency, and gold bullion.  We believe the increased demand may be the result of investors looking for investment alternatives to the stock market and the increases in market values of gold and silver that often occur during periods of economic uncertainty.

          Gross Profit

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Gross profit	$5,085,000	$4,820,000	$14,727,000	$12,593,000
Gross profit margin	33%	37%	37%	38%

          Gross profit is calculated by subtracting the cost of revenues from net revenues.  Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions.  Gross profit margin is gross profit stated as a percent of net revenues.  Gross profit for the three-month period ended March 31, 2003 increased 5% due to the increase in both grading and collectibles sales revenues.  However, the gross profit margin in the quarter ended March 31, 2003 declined to 33% from 37% in the same quarter of the prior year. That decline was due to a combination of factors, the most important of which consisted of (i) more rapid growth in the Company’s auction and direct collectibles sales than in its higher margin grading and authentication services, (ii) gold bullion sales that occurred in the third quarter of the current year at virtually no profit margin, (iii) a loss in the third quarter on the sale of gold ingots, (iv) an increase in the reserve for inventory valuation, and (v) the Company’s revenue recognition policies which require it to recognize the costs and other expenses of auction sales in the accounting period when those auctions take place, but which preclude recognition of the revenues from those auction sales until the sales proceeds are received, usually 45 days after an auction is conducted, which means that revenues from auctions conducted in the second half of the quarter had to be deferred into the succeeding quarter.

          For the nine-month period ended March 31, 2003, gross profit increased 17% to $14,727,000 from $12,593,000 for the comparable year earlier period.  Gross profit margin decreased from 38% to 37% from the same prior year period, primarily as a result of a change in the mix of revenues due to a proportionally greater increase in auction commissions and direct sales revenue, as compared to coin grading submissions.

          Selling, General and Administrative Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

SG&A	$5,196,000	$5,273,000	$15,186,000	$15,594,000
Percent of net revenues	33%	41%	38%	48%

          Selling, general and administrative (“SG&A”) expenses include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges.  SG&A expenses declined slightly to $5,196,000 for the three-month period ended March 31, 2003 from $5,273,000 in the corresponding period in the prior year, and increased by 3% to $15,186,000 in the nine-month period ended March 31, 2003 from $15,594,000 for the nine-month period ended March 31, 2002.  SG&A as a percent of net revenues decreased from 41% to 33% and from 48% to 38% for the three and nine-month periods ended March 31, 2003, respectively, when compared to the same prior year periods.  The increases in the amount of SG&A expenses in the nine months ended March 31, 2003 occurred as a result of (i) severance compensation expenses; (ii) a consulting fee for services in securing the governmental approvals needed to obtain California Enterprise Zone Hiring Tax Credits; and (iii) a $665,000 increase in bad debt expense, which is discussed in the paragraph below on provision for doubtful accounts.  The declines in SG&A expenses as a percentage of net revenues were attributable to the increases in net revenues in the quarter and nine months ended March 31, 2003.

          Provision for Doubtful Accounts

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Provision for doubtful accounts	$50,000	$9,000	$756,000	$41,000
Percent of net revenues	0.3%	0.1%	2.0%	0.1%

          The provision for doubtful accounts increased $665,000 in the nine months ended March 31, 2003 as compared to the corresponding period of the prior year.  $500,000 of this additional provision is to establish a reserve against receivables from a large customer that has experienced financial difficulty, and $165,000 of the provision is to increase reserves against a portion of auction receivables that have remained unpaid after ninety days from the date of sale.

          Amortization of Goodwill and Intangibles

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Amortization of goodwill and intangibles	$19,000	$411,000	$56,000	$1,234,000
Percent of net revenues	0.1%	3.2%	0.1%	3.8%

          We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002.  As a result, there is no charge for goodwill amortization expense contained in our statements of operations for the three and nine months ended March 31, 2003; whereas our statements of operations for the three and nine months ended March 31, 2002 do contain charges for goodwill amortization expense.  See Note 4 to the Company’s Condensed Consolidated Financial Statements included earlier in this Report.

          Interest Income, Net

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Interest income, net	$69,000	$107,000	$248,000	$233,000
Percent of net revenues	0.4%	0.8%	0.6%	0.7%

          Interest income, net declined in the three months ended March 31, 2003 as compared to the corresponding period of the prior year because the amount of interest bearing consignment advances that we made during the three months ended March 31, 2002 was higher due to auction timing.  Interest income, net increased in the nine months ended March 31, 2003 because interest bearing consignment advances were somewhat higher in that period as compared to the same nine months of fiscal 2002.  Our cash balances fluctuate because of the variability in the timing and size of our auctions, and accordingly it is anticipated that interest income will continue to fluctuate on a quarter-to-quarter basis (see “Overview – Factors Affecting Revenues and Margins” above in this Item 2).

          Income Tax Benefit

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Income Tax Benefit	$(52,000)	$(292,000)	$(803,000)	$(1,370,000)

          The income tax benefit recorded in the nine months ended March 31, 2003 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year-to-date period that was calculated based on our expected federal and state effective income tax rate of 42% for fiscal year 2003.  The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

          Cumulative Effect of Change in Accounting Principle

          Effective as of the July 1, 2002, which was the beginning of our current fiscal year, we adopted SFAS No. 142.  SFAS No. 142 requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment.  SFAS No. 142 requires that a determination be made of the fair value of the recorded goodwill of a company’s assets, in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill on the books of the company.  Based on this analysis, we determined that our goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $13,484,000.  As a result, in accordance with SFAS No. 142, we reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge of $8,973,000, net of taxes of $4,511,000, in the quarter ended September 30, 2002, which is reflected in our statement of operations for the nine months ended March 31, 2003 included in this Report.  This charge, which reduced reported earnings for that nine-month period and stockholders’ equity at March 31, 2003, did not affect our tangible net worth and is not expected to adversely affect our business operations or cash flows.  See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2003, we had cash and cash equivalents of $8,853,000 compared to cash and cash equivalents of $4,947,000 at June 30, 2002.  We generally experience period-to-period fluctuations in our cash and cash equivalents balances due largely to the variability in the timing and size of our collectibles auctions.  We generally pay consignors to our auctions on the 45th day following the close of an auction.  However, some of the payments due for those collectibles from the winning bidders are not received until 60 days after an auction is completed.  As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes.  Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction “cycle” can cause significant fluctuations in our cash balances.  As a result, we expect that our cash and cash equivalent balances will be subject to continuing period-to-period fluctuations in subsequent reporting periods.

          Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations.  Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading.  As discussed above, our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. Until the end of calendar 2002, we had a $1.5 million short-term unsecured credit facility with a commercial bank, which we had used occasionally to fund (i) advances to consignors primarily to our Bowers & Merena coin auctions, and (ii) short-term working capital requirements.  Due to the relatively small size of that credit line, which was obtained from a local community bank where our Bowers & Merena division was headquartered, we decided to allow that credit line to expire, rather than seeking its renewal.

          We are, however, seeking a new and significantly larger line of credit that would provide us with borrowings to fund advances to obtain larger collectibles consignments to our auctions and to provide advances to coin and other collectibles dealers as a means of generating additional interest income and also providing an incentive for large consignors and collectibles dealers to do business with us.  We anticipate that any such advances that we might make generally would be secured by collectibles consigned to our auctions or dealers’ collectibles inventories.  There is no assurance that we will be successful in obtaining such a line of credit.

          Operating activities provided net cash of $4,133,000 during the nine-month period ended March 31, 2003 as compared to using net cash of $855,000 in the nine-month period ended March 31, 2002.  This increase in internally-generated cash flow was due primarily to a lower net loss (before the cumulative effect of accounting change, which was a non-cash charge), and a reduction in inventories.

          Net cash used in investing activities was $244,000 for the nine-month period ended March 31, 2003 and consisted of expenditures for fixed assets, primarily software and equipment costs.

          Financing activities provided net cash of $17,000 in the nine-month period ended March 31, 2003, consisting of proceeds from sales of our shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In March 2003, the Company decided to relocate the operations of its Bowers & Merena Galleries division to Louisiana following a change in the division’s management.  In connection with the relocation, the Company will terminate 11 employees.  The charges for these employee terminations are expected to be $49,000, $47,000 of which was expensed during the three-month period ended March 31, 2003.  In addition, the Company is expected to incur approximately $120,000 in lease cancellation costs and approximately $60,000 in related moving costs.  All activities related to the relocation of the division are expected to be completed by June 2003.  The activity and liability balance related to the relocation of the Bowers & Merena Galleries division through March 30, 2003 is as follows:

	(in thousands, except per share data)		(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Liability balance, beginning of period	$—	$—	$—	$—
Charged to expenses	47	—	47	—

Liability balance, end of period	$47	$—	$47	$—

          The amounts charged to expenses are included in selling, general and administrative expenses in the statement of operations for the three and nine-month periods ended March 31, 2003.  All costs expected to be incurred in connection with the relocation of the division are related to the Company’s collectibles sales division.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the its interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third party obligations.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  There were no guarantees issued in the three-month period ended March 31, 2003.

          From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims.  These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.  The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003.  The disclosure requirements apply in all financial statements issued after January 31, 2003.  We believe that the adoption of this interpretation will not have an impact on our results of operations or financial position.  At March 31, 2003, the Company did not have any interests in variable interest entities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

          There are a number of risks and uncertainties that could affect our future operating results and financial condition.  Those risks and uncertainties include those discussed in the Section of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 – DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these risks, uncertainties and other factors.  In particular, the factors described in our Annual Report that could adversely affect our future financial performance include:  the risk that the popularity of collectibles will decline or that general economic conditions will deteriorate, either of which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; changes in the popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, also could cause our revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies which could have the effect of reducing profit margins; the dependence of our operations on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain consignments for our auctions or grading submissions and, therefore, could harm our operating results; a lack of adequate investment returns on new business opportunities; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner, increased competition from other collectibles auction and grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and government regulation that could cause operating costs to increase.

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

          Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2002 and March 31, 2003, we had $4,947,000 and $8,853,000, respectively, in cash and cash equivalents.  These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

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

          A Current Report on Form 8-K dated March 7, 2003 was filed to report, under Item 9 – Regulation FD Disclosure, that Michael Haynes, the Company’s chief executive officer, would be holding meetings with certain investment fund managers and financial analysts, and included as Exhibit 99.1, a copy of the Company’s Investment Profile furnished at those meetings.

          A Current Report on Form 8-K dated April 28, 2003 was filed to report, under Item 12 – Disclosure of Results of Operations and Financial Condition, the issuance by the Company of its earnings release for the quarter ended March 31, 2003, a copy of which was included as Exhibit 99.1 to that Report.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 14, 2003	/s/ MICHAEL R. HAYNES

Michael R. Haynes, Chief Executive Officer

Date: May 14, 2003	/s/ MICHAEL J. LEWIS

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ MICHAEL J. LEWIS

Michael J. Lewis Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act