Form 10-K
period 2003-06-30
COLLECTORS UNIVERSE INC
filed 2003-09-29
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____
Commission file number 0-27887

COLLECTORS UNIVERSE, INC. (Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)
1921 E. Alton Avenue, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(949) 567-1375
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act
Rule 12b-2). Yes [ ] NO [X]

As of December 31, 2002, the aggregate market value of the Common Stock held by non-affiliates was approximately $14,171,000.

As of September 23, 2003, a total of 6,186,907 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12 and 13 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, for its Annual Meeting which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2003, for its Annual Meeting of Stockholders to be held on December 4, 2003.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may" as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are estimates that are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part I below under the caption "That Certain Factors that Could Affect Our Future Performance" and in Part II under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation." Accordingly, readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
ITEM 1.      BUSINESS

Collectors Universe - Overview

Collectors Universe is a leading provider of value-added services to dealers and collectors of high-end collectible coins, sportscards, stamps, sports and entertainment memorabilia, autographs and other collectibles. Our reputation and the breadth of our value-added services facilitate commerce in collectibles by providing collectors and dealers with the confidence to buy and sell high-end collectibles, sight-unseen , at Internet and telephonic auctions that we, and others, conduct and by making the collecting experience more exciting and memorable.

  Service We authenticate the genuineness of collectible coins, sportscards, autographs and stamps, and we grade the quality of collectible coins, sportscards and stamps in accordance with consistently applied uniform standards so that buyers can have the assurance that the collectibles they are purchasing are genuine and are of the quality represented by the sellers.
  Content We compile and publish authoritative information about the rarity, quality and trading history of high-end collectibles that make collectors and dealers more informed purchasers and sellers and which adds to the excitement of the collecting experience.
  Commerce . We conduct premium multi-venue auctions at which dealers and collectors are able, in person, by mail, via the telephone and on the Internet, to buy and sell rare or valuable collectibles (which we sometimes refer to as "high-end collectibles"). We also operate an online collectibles marketplace, at www.collectors.com, where collectors and dealers can buy high-end collectibles and where they can access the information we publish before making their purchase and sale decisions. We also operate co-branded websites with eBay and Yahoo that facilitate the purchase and sale of collectibles at their online auction sites by enabling buyers and sellers of collectibles visiting their auction sites to access our authentication and grading services and our collectibles content.
We generate revenues from fees paid for authentication and grading services provided to our customers, typically ranging from $6 to $70 per item. We also generate revenues, in the form of commissions paid by both buyers and sellers when we sell collectibles that have been consigned to us for auctioning ("consigned collectibles"), which generally range from 10% to 30% of the sales prices of the collectibles, and from the sales of collectibles that we purchase for resale at our auctions or through retail sales ("purchased collectibles" or "owned collectibles"). When we sell owned collectibles in one of our auctions, we receive a buyer’s fee at the same rate as charged for consigned collectibles sold in our auctions.

We have developed some of the leading brand names in our collectibles market:

  "PCGS" ("Professional Coin Grading Service"), which is the leading coin grading and authentication service in the United States;
  "PSA" ("Professional Sports Authenticators"), which is the leading sportscard grading and authentication service in the United States; and
  "Bowers and Merena," which is a leading auctioneer of rare and collectible coins in the United States.

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

Industry Background

Development of Collectibles Markets

Collectible Coin Grading and Authentication . The sight-unseen market for high-end coins was practically non-existent prior to the development of consistently applied uniform quality grading standards. Previously, buyers needed to actually see a coin before purchase to determine whether its quality justified the asking price. Even when buyers could view coins before purchase, they often lacked the knowledge to determine, with confidence, the authenticity or quality of a coin. As a result, a system for grading coins developed among dealers by which they used either descriptive terms, such as "uncirculated," "brilliant uncirculated" and "gem brilliant uncirculated," or a numerical scale ranging from 1 to 70, with higher numbers denoting a higher quality. However, whether using a descriptive or numeric system, grading varied significantly from dealer to dealer, depending on a dealer’s subjective criteria. Moreover, dealers were hardly disinterested or independent, since as the buyers or sellers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade. As a result, grading standards were often inconsistently applied, and many collectors were vulnerable to fraudulent practices. These conditions severely limited the growth of the rare coin market and created a barrier to the participation of new collectors who lacked the expertise necessary to buy and sell with confidence.

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

Sportscard Grading and Authentication . In the sportscard collectibles markets, misrepresentations of authenticity and quality were also a barrier to market growth. Using the skills and credibility we established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our authentication and grading services have improved the marketability of sportscards by removing the barriers created by misrepresentations of authenticity or quality and also facilitating sales and trading of sportscards over the internet and at remotely held sports memorabilia auctions. The sportscards submitted to us for grading include primarily older or vintage sportscards, particularly of memorable or historically famous or notable players, such as Joe DiMaggio, Ted Williams, Mickey Mantle, Honus Wagner and modern or newly produced sportscards of current or new athletes who are or have become popular with sports fans or have achieved new records or milestones. These sportscards have or are perceived to have sufficient collectible value to justify grading and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability. Additionally, the production and sale each new sports season of new series of sportscards creates new collectibles that have been a source of additional grading submissions to us.

Stamp Grading . Based upon our success in establishing grading for coins and sportscards, in January 2000 we launched grading of U.S. stamps through Professional Stamp Experts (PSE). Stamp authentication and grading is in its infancy and, based on our experience in launching coin grading and sports card grading, we expect to meet resistance to this concept in the stamp collectibles market, which is heaped in tradition. We believe, however, that the grading of stamps can gain, albeit gradually, a degree of market acceptance as grading has for coins and sportscards.

Authentication of Sports and Historical Memorabilia . Forgeries and misrepresentation of authenticity also have hindered development and growth of the market for autographed memorabilia. Operation Bullpen conducted by the FBI and other law enforcement agencies beginning in 1997, uncovered widespread misrepresentations as to the genuineness of sports memorabilia. Beginning in 2001, we launched our James Spence Autographs division, offering authentication services for sports autographs and memorabilia. This division is headed by James Spence who has developed an expertise and is recognized as a leader in authenticating autographs, especially of sports heroes. We believe the demand for our vintage authentication services will grow as collectors increasingly rely on independent third parties for determining the genuineness of sports and entertainment collectibles. We offer another authentication service, PSA/DNA, that certifies autographed sports collectibles at the time of signing or when used during a sporting event. This service uses a proprietary authentication system that incorporates a holographic, tamper-evident label in conjunction with a special marking ink that is essentially non-recreatable.

Collectible Commerce

We conduct premium auctions of high-end collectible coins, sportscards and sports entertainment and historical memorabilia. Our premium auctions utilize a "multi-venue" auction format that allows buyers and sellers to select the bidding format that is the most convenient and comfortable for them. These auction formats include various combinations of mail-in-bids, telephone, Internet and live bidding. Our premium auction companies include Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sportscard Auctions for vintage sportscards and sports memorabilia, and Odyssey for entertainment and historical memorabilia. Several of our auction companies are prominent within their respective collectibles market.

In 1999, Bowers and Merena auctioned the 1804 Childs Silver Dollar for $4,100,000, the second highest price at which a U.S. Coin has been sold at auction.

We also participate in e-commerce through co-branded websites with eBay and Yahoo. These co-branded websites offer our authentication and grading services to their users and also direct them to our website for price guides on certain collectibles, rarity reports, verification of previously authenticated collectibles and other commerce opportunities.

Content and Publications .

We publish authoritative price guides, rarity reports and other collectible information. In July 2000, we acquired Odyssey Publications. Odyssey publishes the nationally distributed Autograph Collectors Magazine and is considered to be a leading authority within the entertainment and historical autograph market. We also publish the monthly Sports Market Report for primary distribution to our 6,000 PSA Collectors Club members, and the Stamp Market Quarterly, which is distributed to 2,500 stamp collectors and dealers. In April 2001, Odyssey commenced distribution of the Sports Market Report as a national magazine to numerous outlets, including Borders, Barnes & Noble, and to convenience stores, specialty outlets and grocery stores. We believe our price guides, rarity information and authentication information has commercial potential, and we are exploring various business opportunities to generate additional revenues from our databases and publications.

Our Business Strategy

Our objectives are to create an integrated provider of collectible services to the high-end collectibles market and to increase our share of those markets. To achieve those objectives, we intend to:

Leverage Brand Names . We have established leading brands within select collectibles markets, including PCGS, PSA, Bowers and Merena, Superior Sportscard Auctions, and PSA/DNA. We intend to use the reputations of our brands to promote Collectors Universe as the premier factor in the high-end collectibles industry. Our new stamp authentication and grading service, PSE, is leveraging the reputation of our other grading services to gain credibility within the stamp collectibles market.

Penetrate Other Collectibles Markets for Authentication and Grading . There are other high-end collectibles markets in which growth has been hampered due to the absence of independent authentication and grading services. As a result, one of our strategies is to use our reputation and expertise in coins and sportscards to penetrate new markets. During fiscal 2000, we launched the grading of rare and collectible stamps and the authentication of autographs and other sports memorabilia. We also believe that authentication and grading services can be extended to serve different tiers of presently served markets.

Form Strategic Alliances . We have entered into strategic alliances with eBay and others to promote the Company’s services, and we will continue to seek out other strategic opportunities to expand our business and open new markets.

Cross-Sell Our Services and Products to Our Established Customer Base . Our experience has shown that collectors of one kind of collectible frequently are interested in other types of collectibles. As a result, we develop and conduct programs designed to cross-sell our services and products to our customer base of dealers and collectors.

Recent Developments

In September 2003, we sold our currency auction business that had been operated under the name "Lyn Knight Currency Auctions" to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had served as President of that business and had managed that business for us. During the fiscal years ended June 30, 2003 and 2002, that currency auction business accounted for $3,056,000, or 6%, and $2,585,000, or 6%, respectively, of our net revenues in those periods. The decision to sell the currency auction business was based on an assessment of the expected future growth and prospects of that business, the costs of continuing to operate that business, particularly in light of the lack of opportunities to realize increases in economies of scale, and the resources that would be needed to achieve the level of growth we deemed acceptable for that business. We did retain $2,200,000 of collectible currencies and approximately $2,500,000 of accounts receivable, which we plan to liquidate through customary channels. The sale will be recorded in our first quarter fiscal 2004 operating results.

Factors That Could Affect Our Future Financial Performance

A Decline in the Popularity of High-End Collectibles Could Impact Our Business . The popularity of collectibles may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. Since our operating results are affected by both the market value of collectibles and the volume of collectibles transactions, a decline in popularity of high-end collectibles would likely cause a decrease in our revenues and our profitability.

Declines in General Economic Conditions Could Affect Our Operating Results . The availability of discretionary or disposable income is an important factor in the willingness and ability of individuals to purchase, and the prices that they are willing to pay for, high-end collectibles. Additionally, declines in purchases and sales of collectibles usually also result in declines in utilization of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do affect our operating results by (i) reducing the commissions we are able to generate on sales of collectibles, (ii) reducing the frequency at which collectors submit their coins, sportscards and other collectibles for authentication and grading, (iii) causing declines in the value of collectibles that we hold in our inventory, (iv) reducing the ability and willingness of customers to pay outstanding accounts receivable. One countervailing factor is that during economic downturns, the value of gold and other precious metals tends to increase, which can lead to increases in the sales prices of collectible coins.

Temporary Popularity of Some Collectibles Could Cause Our Revenues to Fluctuate . Temporary consumer popularity or "fads" among collectors may lead to short term or temporary increases in the volume of collectibles that we authenticate and grade and auction or sell. These trends may result in significant period-to-period fluctuations in our operating results. Any decline in the popularity of the collectibles we authenticate and grade and auction or sell, as a result of changes in consumer trends, could harm our business.

There Are Limited Supplies of Collectibles . Our business is substantially dependent upon obtaining collectible coins, sportscards, records and other high-end collectibles for authentication, grading and auction. We depend upon dealers and collectors submitting collectibles for authentication and grading, and there is no guarantee that the current rates of grading and authentication submissions will remain stable or increase. Although there are numerous dealers and collectors from whom we are able to obtain collectibles for our auctions, there are only a limited number of dealers with the capacity to submit high-end collectibles for auction on a regular basis. A change in our relationships with suppliers or dealers could negatively impact our ability to obtain or auction high-end collectibles in the quantities and at the times we desire. This could impair our ability to attract a sufficient number of people interested in high-end collectibles to our auctions, which would lead to reductions in our revenues and a decline in our operating results. See "Inventory and Working Capital" elsewhere in this Item 1.

Variability of Our Operating Results. Our operating results are and can be significantly affected by the frequency and size of our high-end collectibles auctions. The timing, frequency and size of those auctions cannot be fixed, because scheduling of those auctions depends on when sufficient consignments of collectibles can be obtained to justify the holding of such auctions. In addition, as a result of revenue recognition policies that apply to auctions, under generally accepted accounting principles auction revenue generated in a particular accounting period may not be recognized until the subsequent accounting period. As a result, our auction revenue, and therefore our operating results, often vary from period to period. See "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Dependence on Key Personnel. Our future success and financial performance are highly dependent on our ability (i) to retain our personnel that have, over the years developed expertise and relatively unique skills, and enjoy a reputation within the collectibles markets of being experts in different collectibles disciplines, including the grading of rare coins and sportscards, the authentication of rare coins, autographs and other collectibles, and in identifying, valuing and marketing the collectibles that we auction and sell; and (ii) to implement personnel training and succession programs that will enable us to add collectibles "experts" to grow our business and weather the loss of existing personnel that can occur from time to time. We also face competition from a number of collectibles services and sales companies for available collectibles experts. If we do not succeed in retaining our existing collectibles "experts" or in hiring and training new collectibles "experts," our financial performance will suffer.

We May Incur Losses on Our Collectibles Inventory . In addition to auctioning collectibles on consignment, we own some of the collectibles sold in our auctions and own almost all of the collectibles that we sell at retail. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell these purchased collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles declines, our revenues and operating results would decline. See "Inventory and Working Capital" elsewhere in this Item 1 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in Part II of this Report.

Our Investment and Expansion in New Collectibles Markets May Not Generate Adequate Returns . We have expanded into new collectibles markets, offering authentication and grading services in the collectible stamp market and authentication services in the autograph sports memorabilia market for the first time. Those services may not find market acceptance by dealers and collectors in those markets as they have in the coin and sportscard markets. In addition, standards for authenticating and grading stamps and authenticating autographs are not well established, which increases the risks of errors in grading and authentication that could make it difficult to establish the creditability of such services on which the success of those businesses is dependent. As a result, we may not generate acceptable returns, and we could incur losses on our investments in these new businesses.

Other Risks Associated With Expansion of Our Business . If appropriate opportunities present themselves, we would consider acquiring businesses, technologies, services or products that we believe will help us to expand our business. The process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive.

We Could Suffer Losses on Authentication and Grading Warranties . We offer a warranty covering the coins and sportscards that we authenticate and grade. Under the terms of our warranty, any coin or sportscard that was originally graded by us and which subsequently receives a lower grade upon resubmittal to us for grading, obligates us either to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves to satisfy such warranty claims based on historical experience, which in the past have proven to be adequate. If warranty claims were to exceed these reserves, we would incur additional charges that would adversely affect our operating results.

Increased Competition Could Affect Our Financial Performance . Our auction and retail businesses are highly competitive. We compete directly with other auction companies that specialize in and have an industry reputation for hosting premium collectibles auctions, including Sotheby's Holding, Inc., Christie's, Inc., Mastronet and Heritage Capital Corporation. These competitors each have the ability to attract collectible consignment and buyers to their auctions as a result of their reputation and the quality of the collectibles they are able to obtain through their industry connections and financial resources. In addition, other reputable auction companies that do not presently engage in auctions for coins or sportscards, or other collectibles that are the focus of our business, may decide to enter our markets to compete with us. Some companies have greater name recognition and have greater financial and marketing resources than we do. Our retail sales business is highly competitive with hundreds of competitors, some of whom are larger and enjoy greater name recognition than our company. Additionally, although there are few major competitors in the collectibles authentication and grading markets, competition also is intense in these markets. Increases in competition could adversely affect our pricing and profit margins and our ability to achieve further growth (see "Competition" elsewhere in this Part I).

The Imposition of Government Regulations Could Increase the Costs of Doing Business . The collectible coin and other high-end collectibles markets are not currently subject to direct federal, state or local regulation, although auctions in general and the sale of particular types of artwork and autographed sports memorabilia are regulated in some states. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, and impose restrictions on the conduct of auction businesses. Adoption of laws or regulations of this nature could increase the complexity and costs of conducting auctions, which might decrease our ability to attract sellers and buyers.

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

PCGS Coin Grading Operations . Since our inception in 1986, we have graded roughly 8 ,000,000 coins with a declared insured value of almost $10 billion. We authenticate and grade approximately 900,000 coins per year and, depending on the customer’s requested turnaround time, we typically charge between $8 and $100 per coin for this service. We have graded, either before or after sale, three of the five highest priced U.S. coins ever sold at public auction, including an 1804 silver dollar that was purchased for approximately $4,100,000. We also have been named as the official grading service of the Professional Numismatists Guild, the most prominent non-profit national coin dealer trade organization.

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

PSA Sportscard Grading Operations . Our PSA division first started grading sportscards in 1991 and has graded over 5 million sportscards with a declared value of more than $ 0.7 billion. We employ authentication and grading procedures and provide warranties of accuracy that are similar to the procedures employed and warranties given in authentication and grading of coins. In addition to baseball cards, we authenticate and grade football, hockey and basketball sportscards and other collectible cards. We typically charge between $6 and $20 per card for our authentication and grading service, depending on the customer's requested turnaround time. We also have periodically entered into arrangements with sportscard manufactures to grade, in bulk, modern sportscards that they produce.

Other Authentication and Grading Services . We commenced stamp authentication and grading and sports autograph authentication during fiscal 2000. The volume of submissions through fiscal 2003 has not been material, and since these services are new to the markets, we cannot predict when or even whether they will gain market acceptance.

High-End Collectibles Auctions and Sales . We conduct premium auctions for high-end collectibles, including coins, sportscards and sports memorabilia, rare records, entertainment and historical memorabilia. All of our premium auctions offer multi-venue bidding that includes varying combinations of Internet, telephone, mail and in-person formats. While the number of premium auctions varies each year, we typically conduct approximately 12 premium auctions each fiscal year.

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

We generate revenue from our auctions in the form of commission from both buyers and sellers of consigned collectibles and from sales of purchased collectibles that we sell and buyer’s commissions on the sale of purchased or owned collectibles. Commissions from the sale of consigned collectibles vary but are generally between 10% to 30% of the sales price of the collectible. We charge buyers a commission on the sale of owned collectibles that varies but is generally between 10% and 15% of the sales price. Revenues from the sale of owned collectibles were $25,599,000 and $19,983,000 in fiscal 2003 and fiscal 2002, respectively. Commission revenues from the sale of consigned and owned collectibles were $5,387,000 and $4,875,000 in fiscal 2003 and fiscal 2002, respectively. See "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Premium Auctions . Premium auctions feature special or unique collectibles that are sold in multi-venue auction formats. In some of our premium auctions, we utilize "callback bidding" where bidders can choose to be called back by a phone operator immediately after the close of the first auction phase to be given the opportunity to participate in the final bidding phase.

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

Direct and Catalog Sales . We also make sales of high-end collectibles at fixed prices at our website, at industry shows, by e-mail, newsletters, catalogs and by other direct sales programs to customers that prefer purchasing collectibles at fixed prices rather than acquiring them at auctions. We have a regular database of customers to whom we make direct and catalog sales, which include individual collectors.

Publications and Content . We publish authoritative price guides and rarity reports for certain collectibles, including coins, currency and sportscards. This information is available on our website and in our publications that are distributed throughout the year. These publications include:

Price Guides . We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the value of the 3,000 most actively-traded U.S. coins with information dating back to 1970. We compile and publish this information in a widely recognized collectible coin index, the CU3000.

Rarity Reports . Three primary characteristics drive the market value of many collectibles: relative rarity, grade and significance to collectors. We compile and publish reports that list the total number of sportscards and coins we have graded since our inception in 1986, categorized by item type and grade determination. We can publish, for example, the exact number of MS67-grade 1881-S Morgan silver dollars we have graded. Collectors can utilize this information to make informed decisions regarding the purchase of particular coins.

Articles . Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectible. We write informative articles and publish them on our website. A sense of community is also important to collectors. We, therefore, encourage our users to communicate and to write articles that can be made available to all collectors.

Historical Content. Collecting is often about history, and, in many instances, the collectible's history is what makes it valuable. In our catalogs, and in other publications, we provide short histories about unusual and rare collectibles that add to the attractiveness and excitement of purchasing such items.

News . We provide the information that collectors and dealers need to track recent events, trends and developments in the collectibles markets we serve. For example, new collectibles are constantly being created, some collectibles increase in popularity and other collectibles sell at record prices.

Customer Support

We devote significant resources to providing personalized, customer service and support in a timely manner. Customers can check the status of their grading submissions at our Internet website. In addition, customers or prospective buyers can confirm the authenticity of the over 12 million collectibles we have graded. Customers also can choose to telephone or e-mail our general support staff. We also make available specialists and experts who are able to address virtually any issues our customers may encounter when using our services.

Inventory and Working Capital

Our inventory consists primarily of collectibles held for sale in our auctions and through direct sales. In our premium auctions, the majority of the collectibles sold are consigned to us, but we do sell collectibles owned by us, particularly sportscards and entertainment memorabilia. Collectibles sold through direct sales or catalog are usually owned by us. The supply of high-end collectibles is limited, and the timing of their availability in sufficient quantity to support our premium auctions and direct sales is uncertain. We, therefore, purchase collectibles for our auctions and to take advantage of the opportunities to acquire high-end collectibles at favorable prices. In some circumstances, we may purchase a large "collection" of inventory with the intent of selling it in multiple future auctions. Therefore, our inventories are exposed to potentially limited turnover and valuation risks associated with fluctuations in their market prices. We periodically review our inventories of collectibles and takes reserves against potential valuation declines.

Historically, fees for authentication and grading are generally prepaid or paid at the time the item was submitted. Prepayments for services are recorded as deferred revenue until the service is completed and the item is returned. In prior fiscal years, prepaid submittals have provided us with a consistent source of cash and improved our working capital position. At June 30, 2003, deferred grading revenue, that is, the value of prepaid, but unprocessed grading submissions, was $498,000 as compared to $545,000 at June 30, 2002. We advance, to certain consignors in our premium auctions, funds in anticipation of selling their collectibles at auction. We generally charge market rates of interest for such advances and hold their consignment as collateral. This practice is common in the market for higher-end collectibles and is used to attract consignments to our auctions. At June 30, 2003, we had advanced $1,511,000 to consignors.

The timing of premium auctions can have a significant impact upon our working capital. We generally pay consignors 45 days after the close of any auction but collect, all, or essentially all, the receivables from an auction 60 days following the completion of the auction. This auction cycle can cause significant fluctuations in the Company’s cash balances and working capital position. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

Manufacturing and Suppliers

We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items, and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although we do not have "back-up" dies for some of our high volume injection molded parts, and we rely on one supplier for these requirements, we maintain a large enough inventory of the injection molded parts to allow for the time necessary to manufacture new molds.

Operations and Technology

We utilize proprietary software for our authentication, grading, order tracking, order processing and certain database functions. We did not capitalize any computer software during fiscal 2003. During fiscal 2002, we completed interfacing our proprietary grading software with a new company-wide enterprise software system. Total cost of this new software, and related hardware, was approximately $1,250,000, of which, approximately $600,000 was expensed during fiscal 2002, representing primarily pre-development and post-implementation training and support costs. Approximately $600,000 has been capitalized and is being amortized over a 3 to 5 year life.

Competition

There are three main competitors in coin grading, Numismatic Guaranty Corporation of America, Independent Coin Grading and ANACS, a subsidiary of Amos Press, Inc. and a few minor competitors. In sportscard grading, there are also two main competitors, Beckett and Sportscard Grading Corporation, and Global Authentication, Inc. and a few smaller competitors. We believe that PCGS and PSA have the largest market share in each of their respective markets, but barriers to entry into the authentication and grading market are relatively low, especially into the sportscard grading market. However, the development of a brand name that buyers and sellers will rely on for making "sight-unseen" purchases can take several years to develop, and collectors tend to favor grading services that have an established reputation and whose grading standards tend to support the highest price in the market.

Our traditional auction business is also highly competitive. We compete directly with other companies that specialize in collectibles and have an industry reputation for hosting premium collectibles auctions. Our competitors in traditional auction markets include Heritage Numismatic Auctions, Mastro Fine Sports Auctions, Greg Manning Auctions and numerous smaller auction companies that compete in our markets for coins, sportscards and sports memorabilia, rare records, autographs, and other types of collectibles. In addition, other reputable and much larger auction companies such as Sotheby's and Christie's, which do not specialize in, but do conduct auctions for collectibles that our Company specializes in, are potential competitors. Other significant auction companies that do not presently engage in auctions for coins or sportscards or other collectibles that are the focus of our business may decide to enter our markets to compete with us. Some of these companies have greater name recognition than us and have access to more financial and marketing resources than we do. We believe that the principal competitive factors in the traditional auction business are the reputation of the auction company hosting the auction, its ability to attract buyers to its auctions and the quality of collectibles available for sale at its auctions.

In addition to these traditional auction companies, several companies have developed sales, auctions and trading over the Internet. While these Internet e-commerce companies generally host auctions or sell collectibles that have lower average selling prices than our collectibles sold at auction, several of them are much larger and have greater financial resources than our Company. These companies include eBay and, to a lesser extent, Yahoo and Amazon. Also, several large companies sell specialty consumer products, including collectibles through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. These companies include QVC, Home Shopping Network and Shop At Home. They generally have substantial financial resources and, while their current collectible offerings tend to be less focused and at lower prices than our collectible offerings, there can be no guarantee that they will not become significant competitors in the future.

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
Bowers

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

Employees

As of June 30, 2003, we had 177 full-time employees and 27 part-time employees. Included in this total were 110 in grading and authentication, 43 in collectible sales and auction, 9 in information services, 5 in marketing and 37 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000. This facility exceeds our space requirements, and we are seeking to sublet a portion of the facility.

We also lease a 3,440 square foot office in Mandeville, Louisiana; a 3,200 square foot office in Traverse City, Michigan; a 1,500 square foot office in Orwigsburg, Pennsylvania; and a 2,900 square foot office in Corona, California. In addition, we retain a lease on a 6,500 square foot office in Wolfeboro, New Hampshire that is currently unused. We are seeking to sublet or buy out the lease on this facility.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 2003, we were not party to any legal proceedings that we believe is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions

Michael R. Haynes	52	Chief Executive Officer
David G. Hall	56	President
Michael J. Lewis	59	Chief Financial Officer

MICHAEL R. HAYNES has served as Chief Executive Officer and Director since January 1, 2003. He has been President, Chief Operating Officer and/or Chief Financial Officer of eight companies in collectibles, precious metals, specialty retail, distribution, e-commerce and manufacturing businesses. Overall, Mr. Haynes has more than 25 years of experience in managing the growth and development of fast growing companies, which includes over 19 years experience in managing both public and private companies engaged in the business of selling collectibles at auction, retail and wholesale. He was also one of the co-founding board members of the Industry Council for Tangible Assets, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, where he served for nine years. Mr. Haynes holds a Master's degree in Business and a Bachelor of Science degree in mechanical engineering, both from Southern Methodist University. He is a Certified Public Accountant and a Certified Financial Planner.

DAVID G. HALL has served as President of Collectors Universe, Inc. since September 2001. From April 2000 to September 2001, Mr. Hall served as our Chairman of the Board and Chief Executive Officer. Mr. Hall also has served as Chairman of the Board and a Director of Professional Coin Grading Services, Inc., the Company’s predecessor, since it was founded in February 1986 and also served as its President and Chief Executive Officer until January 1999. Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 others. In 1990, Mr. Hall was named an Orange County Entrepreneur of the Year by INC. magazine. In addition, he has written A Mercenary’s Guide to the Rare Coin Market , a book dedicated to coin collecting. Mr. Hall is also a member of the Professional Numismatists Guild.

MICHAEL J. LEWIS has served as Chief Financial Officer of Collectors Universe, Inc. since October 2001. From January 2000 to October 2001, Mr. Lewis was a private investor. In 1998, Mr. Lewis was Chief Financial Officer of the Young Presidents’ Organization. During 1999, Mr. Lewis was an associate with Eureka Financial Markets. From 1994 to 1997, Mr. Lewis served as Chief Executive Officer of National Case Management. Prior to that time, Mr. Lewis served as a Financial Consultant or as Chief Financial Officer in several operations, including Chief Financial Officer of Western Digital Corporation and Emulex Corporation.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the Nasdaq National Market, trading under the symbol CLCT. The following table sets forth high and low closing prices for our common stock, as reported by NASDAQ for each of the fiscal quarters in the fiscal years ended on June 30, 2003 and 2002:

Fiscal 2003	High	Low

First Quarter	4.00	2.04
Second Quarter	4.67	2.00
Third Quarter	3.67	2.00
Fourth Quarter	3.70	2.53

Fiscal 2002	High	Low

First Quarter	8.92	2.84
Second Quarter	6.40	2.88
Third Quarter	6.88	4.44
Fourth Quarter	6.00	3.04

The Company had 145 holders of record of its common stock and approximately 2,157 beneficial owners on June 30, 2003.

Dividends and Share Repurchases

We do not intend to declare or pay cash dividends in the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion.

Pursuant to an open market and private stock repurchase program approved by the Board of Directors, from September 25, 2000, through December 28, 2000, the Company purchased 125,000 of its shares at an average price of $8.16 per share. Although we do not currently have plans to do so, depending on market conditions and the alternatives for which the Company’s cash may be used, the Board of Directors may consider adopting additional stock repurchase programs in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2003, 2002 and 2001, and the selected balance sheet data at June 30, 2003 and 2002, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected financial data for the fiscal years ended June 30, 2000 and 1999 were derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

	Years Ended June 30, (3)

Consolidated Statements of Operations Data (1)	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Net revenues	$52,265	$44,781	$52,384	$42,374	$22,563
Cost of revenues	33,112	26,517	30,604	20,185	8,654

Gross profit	19,153	18,264	21,780	22,189	13,909
Selling, general and administrative expenses	21,620	20,911	19,954	18,614	14,368
Amortization of goodwill	-	1,649	1,798	1,070	337
Impairment of goodwill	1,477	51	906	-	-

Operating income (loss)	(3,944)	(4,347)	(878)	2,505	(796)
Interest income, net	295	379	855	748	30
Other income (expense), net	22	23	(33)	(161)	(28)
Income (loss) before provision (benefit) for income taxes	(3,627)	(3,945)	(56)	3,092	(794)
Provision (benefit) for income taxes (2)	(2,161)	(1,435)	593	1,550	(624)

Net income (loss) before cumulative effect of accounting change	(1,466)	(2,510)	(649)	1,542	(170)
Cumulative effect of accounting change (net of tax)	(8,973)	-	-	-	-

Net income (loss)	$(10,439)	$(2,510)	$(649)	$1,542	$(170)

Net income (loss) per share - basic (4)
Before cumulative effect of accounting change	$(0.23)	$(0.40)	$(0.10)	$0.26	$(0.04)
Cumulative effect of accounting change (net of tax)	(1.45)	-	-	-	-

Net loss - basic	$(1.68)	$(0.40)	$(0.10)	$0.26	$(0.04)

Net income (loss) per share - diluted (4)
Before cumulative effect of accounting change	$(0.23)	$(0.40)	$(0.10)	$0.25	$(0.04)
Cumulative effect of accounting change (net of tax)	(1.45)	-	-	-	-

Net income (loss) - diluted	$(1.68)	$(0.40)	$(0.10)	$0.25	$(0.04)

Weighted average shares outstanding: (4)
Basic	6,205	6,347	6,279	5,833	4,411
Diluted	6,205	6,347	6,279	6,144	4,411

Balance Sheet Data:
Cash and cash equivalents	$4,482	$4,947	$5,874	$14,580	$1,852
Working capital	18,369	18,877	20,485	20,399	2,316
Total assets	32,291	45,509	46,868	56,232	15,540
Stockholders' equity	26,319	37,128	39,550	41,115	10,098
  Consolidated statements of operations data are not comparable for all periods shown. On April 11, 2002, we acquired the operating assets of Collectible Properties, Inc. On July 18, 2000, we acquired the publishing business of Odyssey Publications. On March 10, 2000, we acquired the operating assets of Bowers and Merena. The operating results for the periods shown include the operating results of each of those acquired businesses only for the periods subsequent to their acquisition.
     In fiscal 2000, we provided for federal and state income taxes at rates applicable for a C corporation. For the first seven months of fiscal 1999, we provided for state income taxes at 1.5% and made no provision for federal income taxes because we were an S corporation. For the last five months of fiscal 1999, we provided for income taxes at applicable C corporation rates.
     For fiscal year 2003, and in the future, the Company will end its fiscal year on June 30th. In previous years, the Company elected to end its fiscal year on the Saturday closest to June 30th.  Accordingly, the last three fiscal years ended on June 30, 2003, June 29, 2002 and June 30, 2001. For clarity of presentation, all fiscal years are reported as ending on June 30th.
     Per share data and weighted average shares outstanding have been retroactively adjusted for a 1-for-4 reverse stock split of the outstanding shares, which was effectuated on December 9, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company’s consolidated financial statements and related notes included elsewhere herein.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we record our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories, deferred income taxes, and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could effect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those circumstances or unanticipated events occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as "write-downs" of the assets involved.

It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or "write-downs" in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as "bad debt reserves") and reserves for slow moving inventory. Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are replenished or increased. With respect to other assets, such as goodwill, we write down their carrying value directly in the event of an impairment as a charge to income. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions of when adjustments or write downs of this nature should be made also require subjective judgments involving an assessment or prediction abut the effects and duration of events or changes in circumstances. For example, it is not easy to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for a particular business and it is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for the full effects of such events or changes to be recognized.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which customers may be entitled to return the products or reject or adjust the payment for the services provided to them. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP generally will require that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience.

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

Revenue Recognition Policies .

Grading and Authentication Services.  Our grading customers generally prepay our grading and authentication fees when they submit their collectible coins and trading cards to us for grading and authentication. We record those prepayments as deferred revenue. Upon grading of the collectible and its shipment back to the customer, we record the revenue from the grading and authentication services rendered and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment.

Auction Sales of Collectibles.  At our auctions we sell collectibles that we own and collectibles that are consigned to us by dealers and collectors. In the case of auction sales of the collectibles that we own, we record revenues at the successful bidder amount, or "hammer," as revenues from merchandise sold and a buyer’s fee charged to the winning bidder as commissions earned. We also record the cost of the merchandise sold as cost of revenues. In the case of consigned collectibles, we record, as commissions earned, the amounts of a buyer’s fee charged to the winning bidder and a seller’s fee that is charged to the consignor. Depending upon the type of collectibles auction, the buyer’s fee ranges from 10% to 15% and the seller’s or "consignor’s" fee ranges from 5% to 15%. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor. In each case, we record our auction sales revenues at the time the collectible that has been sold at auction is either shipped or delivered in-person to the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders we ship or deliver in-person the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Those sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers.

Return Rights. We sometimes provide our customers with limited rights to return items sold. We establish an allowance for estimated returns, which reduces the amounts of our reported revenues, based on historical returns experience.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to larger, more creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of dealers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions and those changes are recorded in the period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting the ability of those dealers to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve . Inventories are valued at the lower of cost or market and are reduced by an inventory valuation allowance to provide for declines in the value of our inventory, which consists of collectible coins, sportscards and other collectibles. The amount of the allowance is determined on the basis of historical experience, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some collectibles to accumulate, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results as such increases are effectuated by charges against income . Additionally, due to the relative uniqueness of some of the collectibles included in our inventory, valuation of such inventory often involves judgments that are more subjective than is the case with raw materials and other items maintained by most other types of businesses. As a result, there may be some instances when we are not able to identify a decline in the value of some collectibles until they are sold.

Long-Lived Assets and Goodwill . Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under a new standard established by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets , that became applicable in fiscal 2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Accordingly, we conducted that test at a "reporting unit" level and compared each reporting unit's fair value to its carrying value. We first determined that Collectors Universe’s reporting units were sub-units of its reportable segments. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA). On the basis of that valuation, we concluded that a substantial portion of our goodwill was impaired, and we recorded a non-cash after-tax charge of $8,973,000 or $1.45 per share, as a cumulative effect of an accounting change, in the first quarter of fiscal 2003, that ended on September 30, 2002.

We conducted an additional impairment test, in accordance with SFAS 142 at June 30, 2003 and concluded that all of our remaining goodwill was impaired and, as a result, we recorded an additional non-cash impairment charge of $1,477,000 in the quarter ended June 30, 2003, in that case as an operating expense rather than as a transitional charge for an accounting change. See "Results of Operations – Goodwill Impairment " below.

Grading Warranty Costs . We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard originally graded by us, which is later submitted to us for re-grading in the same tamper resistant holder in which it was placed at the time we last graded it, receives a lower grade upon that resubmittal, we will offer either to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, any coin or sportscard originally graded by us, which subsequently is determined to be not authentic, obligates us to purchase the coin or sportscard. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to exceed those reserves, we would incur additional charges that would adversely affect our operating results. To date our reserves have proved to be adequate.

Overview

Our Business . Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs and sports memorabilia. We also sell rare coins and rare currencies, sportscards, sports and entertainment memorabilia and other collectibles through auctions and direct sales channels. Most of our collectibles auctions are conducted utilizing a "multi-venue" format that may include in-person, Internet, mail-in, and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs, Internet and direct sales.

Factors that Can Affect our Revenues and Cash Flows. Our auctions are held periodically throughout the fiscal year. The number, scheduling, and size of the auctions we conduct vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we receive for our auctions. For this reason, our auction revenue can vary, sometimes significantly, from quarter to quarter. Additionally, under our revenue recognition policies, we do not recognize auction revenues until the items sold at an auction are either shipped based on agreement with the customer or delivered in-person to the winning bidders. Since those items generally are not shipped to the winning bidders until payment is received from them, which can take up to 60 days after completion of an auction, revenue generated from auctions conducted near the end of a fiscal period often cannot be reported until the succeeding fiscal period, which contributes to the period-to-period variability in our auction revenues. These circumstances also make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

Our cash flow is also affected by the number and timing of the auctions we conduct. Generally, we pay consignors of collectibles to our auctions the cash price at which their collectibles were sold, less the seller’s commissions earned by us, approximately 45 days after completion of the auction. However, many of the payments for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction. Therefore, the amount of cash that we have at the end of any fiscal period can vary widely, depending on the number and timing of the auctions conducted during that fiscal period.

Factors Affecting our Gross Profit Margins. The gross margin on sales of consigned collectibles is significantly higher than the gross margin on sales of owned collectibles because we realize commissions on sales of consigned collectibles without having to incur any significant associated costs. By contrast, upon the sale of owned collectibles, we record the costs of acquiring those collectibles, which are usually a significant percentage of the selling price. As a result, the sale of owned collectibles reduces our overall auction margins to a level that is significantly below that realized for authentication and grading services. Additionally, to a lesser extent, the gross profit margins on grading submissions can be affected by the mix of submissions between vintage or "classic" coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, our prices for grading services vary depending on the "turn-around" time requested by submitting dealers and collectors, who are willing to pay more for faster turn-around of the coins and sportscards they submit for grading. As a general rule, dealers and collectors request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions. Consequently, our gross margin depends, not only upon the mix of grading revenues and auction revenues, but also upon the mix of consigned and owned collectibles sold at our auctions and the mix of vintage and modern collectibles submitted for grading and authentication.

Impact of Economic Conditions on Financial Performance . We generate substantially all of our revenues from the collectibles market segment, which primarily relies on discretionary consumer spending. As a result, our revenues sometimes decline and our operating result can be adversely affected by recessionary economic conditions, which often result in a decline in sales of collectibles which, in turn, can lead to a decline in grading submissions and a reduction in the auction sales. On the other hand, conditions such as these, as well as declines or volatility in the stock market, often lead investors to increase their purchases of precious metals, which also lead to increased purchases of collectible coins and in submissions of such collectibles for grading. We believe that these market factors contributed to the increase in our revenues in fiscal 2003. By contrast, we believe that the advent of the recession in fiscal 2001 and its continuation into fiscal 2002 contributed to the decline in our revenues in those years.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net revenues:
	Fiscal Years Ended June 30,

	2003	2002	2001

Net revenues.	100.0%	100.0%	100.0%
Cost of revenues.	63.4%	59.2%	58.4%

Gross profit.	36.6%	40.8%	41.6%
Operating expenses:
Selling, general & administrative.	41.3%	46.7%	38.1%
Impairment of goodwill.	2.8%	0.1%	1.8%
Amortization of goodwill.	-	3.7%	3.4%

Total operating expenses.	44.1%	50.5%	43.3%
Operating loss.	(7.5%)	(9.7%)	(1.7%)
Interest income, net.	0.6%	0.8%	1.6%
Other, net.	-	0.1%	-

Loss before provision (benefit) for income taxes	(6.9%)	(8.8%)	(0.1%)
Provision (benefit) for income taxes.	(4.1%)	(3.2%)	1.1%

Net loss before cumulative effect of accounting change	(2.8%)	(5.6%)	(1.2%)

Cumulative effect of accounting change (net of tax)	(17.2%)	-	-

Net loss.	(20.0%)	(5.6%)	(1.2%)

Net Revenues . Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines. Net revenues are determined net of discounts and allowances, product returns, and commissions paid to consignors on sales of their collectibles.

Net revenues increased 17% to $52,265,000 in fiscal 2003 from $44,781,000 in the prior year. Collectible sales revenue increased 21% to $31,999,000 in fiscal 2003 from $26,454,000 in the prior fiscal year, while grading and authentication revenues increased by 11% to $20,266,000 in the current fiscal year from $18,327,000 in fiscal 2002. Collectible sales revenue represented 61% and 59% of total revenues, while grading and authentication revenues represented 39% and 41% of total revenues for fiscal 2003 and 2002, respectively. We believe that this increase was fueled, at least in part, by an increase in purchases of precious metals and collectibles by investors in response to continued uncertainties and volatility in the securities markets and an increase in consumer confidence, particularly in the first half of fiscal 2003. The 11% increase in grading and authentication revenues in fiscal 2003 occurred primarily as a result of increases in coin and sportscard grading submissions of 24% and 10%, respectively. However, the increase in sportscard submissions was offset somewhat by a 24% decline in the average price for sportscard grading, that was primarily attributable to an increase in "bulk" grading submissions by sportscard manufacturers of newly manufactured sportscards and a reduction in the number of "vintage" sportscard submissions, which tend to use a higher priced grading service rate because of the value of the sportscards.

In fiscal 2002, net revenues decreased 15% to $44,781,000 from $52,384,000 in fiscal 2001. Collectible sales revenues decreased 16% to $26,454,000 in fiscal 2002 from $31,422,000 in the prior fiscal year, while grading and authentication revenues declined by 13% to $18,327,000 in fiscal year 2002 from $20,962,000 in fiscal 2001. Collectible sales revenue represented 59% and 60% of total revenues, while grading and authentication revenue represented 41% and 40% of total revenues, for fiscal 2002 and 2001, respectively. The 13% decrease in grading and authentication revenues in fiscal 2002 occurred primarily because of a 30% decrease in sportscard submissions. On the other hand, coin grading submissions increased 47% in fiscal 2002 from fiscal 2001. However, that increase in coin grading submissions only partially offset the decline in revenues from sportscard grading submissions because the average price for coin grading declined from the prior year. The reduction in sportscard submissions in fiscal 2002 was caused by several factors, including (i) reduced submissions by sportscard manufacturers for "bulk" grading; and (ii) a reduction in resale prices of modern sportscards, which reduced the economic incentive to have these cards graded and sold. In addition, sportscard grading revenue was negatively impacted by a decline in "vintage" sportscard submissions, which tend to use a higher priced grading service rate because of the value of these sportscards. The decline in the average price for coin grading in fiscal 2002 was primarily due to a higher proportion of modern coin submittals versus vintage submittals. Grading fees for modern coins are generally lower than grading fees for vintage coins, and this causes the average selling price to decline. For fiscal 2002, the average grading fee for coins declined approximately 15%.

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

Gross Profit . Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist primarily of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues.

Our gross margin (gross profits as a percentage of revenues) declined to 36.6% in fiscal 2003 from 40.8% in the prior fiscal year. The decline was due primarily to (i) a decision, in the second half of the year to liquidate older inventories of collectibles at bargain sales prices, (ii) an increase in gold bullion sales, which were made as an accommodation to collectibles sales customers at prices close to our cost of those sales, and (iii) charges to cost of sales, increasing our inventory reserves for those items in inventory with carrying cost in excess of current market value. The gross profit for grading and authentication in fiscal 2003 did not change from the prior fiscal year.

Our gross profit margin declined to 40.8% in fiscal 2002 from 41.6% in the prior fiscal year. That decline was due primarily to (i) the decline in net sales which affected gross profit margins because a significant portion of our costs of sales are fixed and, therefore, cannot be reduced directly in proportion to decreases in our revenues; and (ii) lower gross profit margins on grading activities because we received a higher proportion of modern sportscards for grading. As previously discussed, collectors and dealers submitting modern sportscards generally elect lower cost grading services than with respect to vintage sportscards.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses primarily include wages and payroll-related expenses, advertising and promotional expenses, facility and security expenses, outside service charges, travel-related expenses and other general administrative expenses. As a percentage of revenues SG&A expense decreased to 41.3% in fiscal 2003 from 46.7% in fiscal 2002. That improvement was due primarily to reductions in overhead personnel and related expenses which, however, were substantially offset by the costs of relocating our Bowers and Merena division from New Hampshire to Louisiana. In fiscal year 2003, general and administrative expenses also included a $235,000 charge for services rendered in 2003 by Deloitte & Touche in assisting us to secure $671,000 in State Enterprise Zone tax credits.

In fiscal 2002, overall SG&A expense increased 5.0% to $20,911,000 from $19,954,000 in the prior fiscal year. That increase was due primarily to (i) costs of implementing the Company’s new enterprise computer management system, including integration of that system with the Company’s existing grading software, and (ii) costs associated with changes in management and severance costs resulting from staff reductions that occurred in fiscal 2002. As a percentage of total net revenue, SG&A expenses increased to 47% in fiscal 2002 year from 38% in fiscal 2001, primarily because revenues decreased 15%, while SG&A was increasing.

Amortization of Goodwill . We adopted SFAS No. 142, Goodwill and Other Intangible Assets , effective as of July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in our statement of operations for the fiscal year ended June 30, 2003; whereas our statements of operations for fiscal 2002 and 2001 do contain charges for goodwill amortization expense.

For fiscal years prior to 2003, amortization of goodwill consists of goodwill charges relating to our acquisitions of businesses and amortization charges for non-competition agreements that we obtained from the sellers in those acquisitions. We amortized goodwill over periods of 5 to 15 years and non-competition agreements over the respective terms of those agreements, which range from 3 to 5 years. Amortization expense for fiscal 2002 was $1,649,000.

Goodwill Impairment . Effective as of the July 1, 2002, which was the beginning of fiscal 2003, we adopted SFAS No. 142, which requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the fair value of the recorded goodwill of a company’s assets, in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill on the books of the company. In accordance with SFAS 142, we conducted a goodwill impairment test at June 30, 2003 and concluded that all of our remaining goodwill was impaired. As a result, we recorded a non-cash goodwill impairment charge of $1,477,000 as an operating expense. That charge is in addition to a previously reported non-cash goodwill impairment charge taken in the first quarter of fiscal 2003, as a cumulative effect of a change in accounting principle. See "Results of Operations - Cumulative Effect of Change in Accounting Principle " below.

At June 30, 2002, we determined that the goodwill associated with Professional Stamp Experts ("PSE") was partially impaired. This impairment resulted from a reduction in the projected revenues of PSE over the next several years. Accordingly, we incurred a goodwill impairment charge of $51,000 in fiscal 2002 to reduce the carrying value of the PSE goodwill to $89,000.

During fiscal 2001, we determined that the goodwill associated with our 1999 acquisition of Internet Universe, LLC, which conducted our Internet operations, had become impaired. This determination resulted primarily from a change in our projected revenue for Internet advertising on our website www.collectors.com, due to industry-wide reductions in the viability of banner advertising and the rates that could be charged for this type of Internet advertising. Accordingly, we incurred a charge of $906,000 in fiscal 2001 to reduce the carrying value of the Internet Universe, LLC goodwill to zero.

Interest Income. Interest income is generated on cash balances that we invest primarily in a highly liquid money market account, short-term bank certificates of deposit and commercial paper instruments. Interest income was $295,000 in fiscal 2003, compared with $379,000 in fiscal 2002 and $855,000 in fiscal 2001. The decrease was primarily due to reductions in market rates of interest earned on cash balances during 2003 as compared to 2002. The decrease in interest income in fiscal 2002, from fiscal 2001, was the result of a reduction in average invested cash balances.

Income Taxes . A tax benefit of $2,161,000 was recorded for fiscal year 2003, reflecting the loss incurred for the year and the recognition of state tax credits related to California Enterprise Zone Credits. A tax benefit of $1,435,000 was recorded for fiscal year 2002, reflecting the loss incurred for the year. For fiscal 2001, the provision for income taxes was $593,000, despite a loss from operations before income taxes. This provision for income taxes resulted from the non-deductibility, for income tax purposes, of certain goodwill amortization expenses and other permanent tax differences.

Cumulative Effect of Change in Accounting Principle . SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Accordingly, we conducted that test at a "reporting unit" level and compared each reporting unit's fair value to its carrying value. We first determined that our reporting units were sub-units of its reportable segments. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA). On the basis of that valuation, we concluded that a substantial portion our goodwill was impaired, and we recorded a non-cash after-tax charge of $8,973,000 or $1.45 per share, as a cumulative effect of an accounting change, in the first quarter of fiscal 2003, that ended on September 30, 2002. This charge, along with the goodwill impairment charge taken as an operating expense in the fourth quarter of fiscal 2003, increased our net loss for fiscal 2003 and reduced our stockholders’ equity at June 30, 2003; but did not affect our tangible net worth and is not expected to adversely affect our business operations or cash flows. See Note to our Consolidated Financial Statements included later in this Report.

Quarterly Results of Operations and Seasonality

The following table presents unaudited quarterly financial information for each of the eight quarters beginning September 30, 2001 and ending on June 30, 2003. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results are not necessarily indicative of results that may be expected for any subsequent periods. We expect our operating results to fluctuate in the future due to a number of factors which are outside of our control. See "Overview" above in this Section of this Report for a discussion of those factors.

	Fiscal Quarters Ended
	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003

Net revenues	$9,329	$10,615	$12,856	$11,981	$12,593	$11,312	$15,604	$12,756
Cost of revenues	5,917	6,254	8,036	6,310	7,119	7,144	10,519	8,330

Gross profit	3,412	4,361	4,820	5,671	5,474	4,168	5,085	4,426
SG&A	5,218	5,138	5,282	5,273	5,040	5,693	5,265	5,622
Amortization of goodwill	411	412	412	414	-	-	-	-
Impairment of goodwill	-	-	-	51	-	-	-	1,477

Total operating expenses	5,629	5,550	5,694	5,738	5,040	5,693	5,265	7,099
Operating income (loss)	(2,217)	(1,189)	(874)	(67)	434	(1,525)	(180)	(2,673)
Interest income, net	88	38	107	146	79	100	69	47
Other income (expense)	8	7	4	4	(1)	9	34	(20)

Income (loss) before income taxes	(2,121)	(1,144)	(763)	83	512	(1,416)	(77)	(2,646)
Provision (benefit) for income taxes	(1,035)	(43)	(292)	(65)	216	(967)	(52)	(1,358)

Income (loss) before change in accounting principle	(1,086)	(1,101)	(471)	148	296	(449)	(25)	(1,288)
Cumulative effect of change in accounting principle (net of tax)					8,973	-	-	-

Net income (loss)	$(1,086)	$(1,101)	$(471)	$148	$(8,677)	$(449)	$(25)	$(1,288)

Income (loss) per share before cumulative effect of accounting change - basic	$(0.17)	$(0.18)	$(0.08)	$0.02	$0.05	$(0.07)	$-	$(1.21)

Income (loss) per share before cumulative effect of accounting change - diluted	$(0.17)	$(0.18)	$(0.08)	$0.02	$0.05	$(0.07)	$-	$(0.21)

Weighted average shares outstanding:
Basic	6,249	6,249	6,253	6,380	6,193	6,129	6,131	6,131
Diluted	6,249	6,249	6,253	6,380	6,288	6,129	6,131	6,131

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of $4,482,000 compared to cash and cash equivalents of $4,947,000 at June 30, 2002. The decrease in cash and cash equivalents since the end of the prior fiscal year primarily resulted from the operating loss in fiscal 2003, partially offset by a reduction in accounts receivables.

Because of the variability of the timing, the size and collectible content of our auctions is an inherent feature of our business, we expect that our cash and cash equivalent balances, and outstanding consignor payables, will be subject to significant fluctuations in subsequent reporting periods.

Cash used by operating activities was $167,000 for fiscal 2003, compared to cash provided by operating activities of $933,000 in fiscal 2002. In fiscal 2003, a reduction in accounts receivable, caused by enhanced credit management, provided $1,724,000 of cash for operations, which was more than offset, however, by a $1,132,000 increase in inventories and a net cash outflow of $1,848,000 from consignment advances and consignment receivables. In addition, in fiscal year 2003, we incurred non-cash charges totaling $11,188,000, which were attributable to a goodwill impairment charge recorded as a change in accounting principle, a goodwill impairment charge recorded as an operating expense and depreciation and amortization expense.

Investing activities, consisting primarily of the purchase of property and equipment, used net cash of $314,000 in fiscal 2003, compared to net cash used in investing activities of $1,927,000 in fiscal 2002 primarily to fund an acquisition of a business and capital expenditures primarily for computer software and hardware.

Exercises of stock options accounted for $16,000 of net cash from financing activities in fiscal 2003 and $67,000 of net cash from financing activities in fiscal 2002.

We believe that our existing cash balances and internally-generated funds will be sufficient to finance our operations and financing requirements, and we do not expect any material changes in the sources of cash to fund our operations during the next twelve months. We anticipate that, during fiscal 2004, we will be making capital expenditures of less than $100,000.

However, our capital requirements during the next 12 months could change as a result of any of a number of factors, including the level of sales that we are able to generate during fiscal 2004, which will depend both on the size of and the value of the collectibles we are able to sell at our auctions, and on grading submission rates and our growth rates. In addition, as part of our business strategy, we will continue to seek out opportunities to expand our business, both through internal growth and by acquisition, which could require significant cash expenditures. Depending upon these and other factors, we may require additional financing in the future through equity or debt offerings, which may or may not be available or may be dilutive to our shareholders. Our ability to obtain additional capital will depend upon our operating results, financial condition, future business prospects and conditions then prevailing in the relevant capital markets.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company accounted for the acquisition of Collectible Properties, Inc. (CPI), which was consummated subsequent to June 30, 2001, in accordance with SFAS No. 141.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, cash flows or results of operations.

Effective July 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , and provide a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related t terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In March 2003, the Company decided to relocate the operations of its Bowers and Merena Galleries division to Louisiana following a change in the division’s management (Note 6).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure , effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted SFAS No. 148 as of June 30, 2003 and has complied with the new disclosure requirements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others . FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002. The Company’s disclosure of guarantees and indemnities is included in Note 13. There were no guarantees issued after December 31, 2002.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. Management believes the adoption of such interpretation will not have an impact on its results of operations of financial position. At June 30, 2003, the Company did not have any interests in variable interest entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

The Company is exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2003, we had approximately $4,482,000 in cash and cash equivalents. These funds are primarily invested in a highly liquid money market fund, and interest earned is re-invested in the same fund. The Company is exposed to the risk of declining short-term interest rates, but we do not consider this risk to be material.

We have no activities that would expose us to foreign currency exchange rate risks or commodity price risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index in Part IV, Item 15(A) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , effective July 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 27, 2003

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,

ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$4,482	$4,947
Accounts receivable, net	4,652	7,291
Auction consignment advances	1,511	3,359
Inventories, net	8,541	8,166
Prepaid expenses and other	1,041	513
Notes receivable	1,474	481
Note receivable from related party	-	381
Refundable income taxes	1,183	1,191
Deferred income taxes	1,066	648

Total current assets	23,950	26,977

Property and equipment, net	1,332	1,736
Notes receivable, net of current portion	224	476
Goodwill, net	-	14,961
Deferred income taxes	6,467	1,074
Other assets	318	285
	$32,291	$45,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$917	$878
Consignor payable	895	4,598
Accrued liabilities	1,583	736
Accrued compensation and benefits	773	967
Deferred revenue	1,413	921
Total current liabilities	5,581	8,100
Deferred rent	391	281
Commitments and contingencies (note 13)
Stockholders' equity:
Preferred stock, $.001 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 30,000 shares authorized;
shares issued: 6,255 in 2003 and 6,381 in 2002)	25	26
Additional paid-in capital	40,879	41,248
Accumulated deficit	(13,564)	(3,125)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders' equity	26,319	37,128

	$32,291	$45,509

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,

	2003	2002	2001

Net revenues
Grading and authentication fees	$20,266	$18,327	$20,962
Sales of collectibles and other	26,612	21,579	25,181
Commissions earned	5,387	4,875	6,241

Total net revenues	52,265	44,781	52,384

Cost of revenues
Grading and authentication operating expenses	7,738	7,036	7,820
Cost of auctions and collectibles sold	25,374	19,481	22,784
Total costs of revenues	33,112	26,517	30,604

Gross profit	19,153	18,264	21,780

Selling, general and administrative expenses	21,620	20,911	19,954
Amortization of goodwill	-	1,649	1,798
Impairment of goodwill	1,477	51	906

Total operating expenses	23,097	22,611	22,658

Operating income (loss)	(3,944)	(4,347)	(878)

Interest income, net	295	379	855
Other income (expense), net	22	23	(33)

Income (loss) before provision (benefit) for income taxes	(3,627)	(3,945)	(56)

Provision (benefit) for income taxes	(2,161)	(1,435)	593

Net loss before cumulative effect of accounting change	$(1,466)	$(2,510)	$(649)

Cumulative effect of accounting change, net of tax benefit of $4,511	(8,973)	-	-

Net loss	$(10,439)	$(2,510)	$(649)

Net loss per share – basic and diluted:
Before cumulative effect of accounting change	$(0.23)	$(0.40)	$(0.10)
Cumulative effect of accounting change	(1.45)	-	-
Net loss per share - basic and diluted	$(1.68)	$(0.40)	$(0.10)

Weighted average shares outstanding:
Basic	6,205	6,347	6,279
Diluted	6,205	6,347	6,279

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

Balance at July 1, 2000	6,357	$25	$41,056	$34	-	$-	$41,115

Repurchase of common stock	-	-	-	-	(125)	(1,021)	(1,021)
Employee stock purchase plan	10	1	53	-	-	-	54
Compensation expense related to stock options granted	-	-	51	-	-	-	51
Net loss	-	-	-	(649)	-	-	(649)
Balance at June 30, 2001	6,367	26	41,160	(615)	(125)	(1,021)	39,550

Employee stock purchase plan	10	-	55	-	-	-	55
Exercise of stock options	4	-	12	-	-	-	12
Compensation expense related
to stock options granted	-	-	21	-	-	-	21
Net loss	-	-	-	(2,510)	-	-	(2,510)

Balance at June 30, 2002	6,381	26	41,248	(3,125)	(125)	(1,021)	37,128

Redemption of common stock in satisfaction of note receivable from related party	(130)	(1)	(385)	-	-	-	(386)
Employee stock purchase plan	3	-	14	-	-	-	14
Exercise of stock options	1	-	2	-	-	-	2
Net loss	-	-	-	(10,439)	-	-	(10,439)

Balance at June 30, 2003	6,255	$25	$40,879	$(13,564)	(125)	$(1,021)	$26,319

The accompanying notes are in integral part of these consolidated financial statements

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended June 30,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,439)	$(2,510)	$(649)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	738	2,523	2,552
Impairment of goodwill	1,477	51	906
Stock-based compensation expense	-	21	51
Interest on note receivable from an officer	(8)	-	-
Provision for bad debts	915	137	502
Provision for inventory write-down	757	31	234
Loss on disposal of fixed assets	5	-	-
Write-down of property and equipment	-	-	34
Cumulative effect of accounting change, net of tax	8,973	-	-
Deferred income taxes	(1,300)	(274)	(437)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,724	734	1,493
Auction consignment advances	1,848	(1,462)	(204)
Inventories	(1,132)	1,480	(1,907)
Prepaid expenses and other	(528)	310	366
Notes receivable	(741)	(957)	-
Refundable income taxes	8	(299)	(504)
Other assets	(55)	85	(81)
Accounts payable	39	426	(40)
Consignor payable	(3,703)	333	(6,979)
Accrued liabilities	847	(181)	(207)
Accrued compensation and benefits	(194)	317	110
Deferred revenue	492	109	(973)
Deferred rent	110	59	222

Net cash provided by (used in) operating activities	(167)	933	(5,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	1	-
Capital expenditures	(317)	(713)	(1,050)
Net cash paid for acquired businesses	-	(1,034)	(814)
Advances (collections) on notes receivable from related parties	3	(181)	(364)
Net cash used in investing activities	(314)	(1,927)	(2,228)

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended June 30,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	-	-	(1,021)
Proceeds from employee stock purchase plan	14	55	54
Stock option exercise and related tax benefit	2	12	-

Net cash provided by (used in) financing activities	16	67	(967)

Net decrease in cash and cash equivalents	(465)	(927)	(8,706)
Cash and cash equivalents at beginning of year	4,947	5,874	14,580

Cash and cash equivalents at end of year	$4,482	$4,947	$5,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$9	$1,713
Interest paid	$3	$36	$-

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
During the year ended June 30, 2003, an officer of the Company transferred to the Company 130,207 shares of the Company's common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in an impairment charge of $13,484,000, net of a tax benefit of $4,511,000.

Effective June 30, 2003, the Company completed its annual impairment test for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , and concluded that the remaining unamortized goodwill was impaired, resulting in an impairment charge of $1,477,000.

Effective June 30, 2003, the Company determined that the unamortized balance of a covenant-not-to compete was impaired, resulting in an impairment charge of $18,000.

During the years ended June 30, 2002 and 2001, the Company acquired certain businesses, as follows (Note 3):
Fair value of assets acquired		$589	$25
Goodwill		445	857
Cash paid in acquisitions, net of cash acquired		(1,034)	(814)

Liabilities assumed		$-	$68

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Company Organization and Nature Of Business

Organization

Collectors Universe, Inc. ("We," the "Company" or "Collectors Universe") is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. ("PCGS" or the "Predecessor") to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 4,327 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the predecessor basis as the transaction represented a transfer of assets and liabilities between entities under common control.

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. ("Lyn Knight") and Kingswood Coin Auctions, LLC ("Kingswood") and the minority ownership interests in Superior Sportscard Auctions, LLC ("Superior") and Internet Universe, LLC ("IU"), both of which were majority-owned subsidiaries of PCGS at the time these acquisitions were consummated.

Nature of the Business

We are a collectibles company engaged in the grading, auctioning, selling and content information for high-end collectibles. We provide authentication and grading services for sportscards, rare coins, stamps and authentication-only services for sports memorabilia and autographs. We conduct in-person, telephone and Internet auctions of rare coins, sportscards and sports memorabilia, rare records and entertainment memorabilia. We also sell rare coins, sportscards, sports and entertainment memorabilia, historical documents and records on a direct basis and through catalogs and the Internet. We also publish magazines that provide market prices and information for certain collectibles.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries. During the years ended June 30, 2003, 2002, and 2001, the Company acquired certain assets of other businesses and the results of their operations have been included in our consolidated financial statements from the dates of acquisition (Note 3). All intercompany accounts have been eliminated in consolidation.

Fiscal Year

For fiscal year 2003, and in the future, the Company will end its fiscal year on June 30th. In previous years, the Company elected to end its fiscal year on the Saturday closest to June 30 th . Accordingly, the last three fiscal years ended on June 30, 2003, June 29, 2002 and June 30, 2001. For clarity of presentation, all fiscal years are reported as ending on June 30 th .

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

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivable. The Company invests its excess cash in a large uninsured institutional money market fund. A substantial portion of accounts and notes receivable are due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $1,009,000 and $293,000 at June 30, 2003 and 2002, respectively. There was no allowance against the notes receivable at June 30, 2003 and 2002.

The Company purchases injection-molded parts, holograms and printed labels for its grading services. There are numerous suppliers for these items, and any one could be substituted without significant delay or cost to the Company. However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although, the Company does not have "back-up" dies for some of its high volume injection-molded parts and relies on one supplier for these requirements, the Company believes that it maintains a large enough inventory of the injection-molded parts to allow for the time necessary to manufacture new molds.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate their fair values.

Inventories

We account for inventories under the specific identification method, except for certain sports celebrity autograph inventory that is accounted for at average cost. Inventories are valued at the lower of cost or market on an inventory category basis. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $491,000 and $339,000 at June 30, 2003 and 2002, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. During the year ended June 30, 2003, the Company determined that the covenant not-to-compete related to the Collectible Properties, Inc. asset acquisition (Note 3) was impaired. Accordingly, the Company wrote-off the unamortized balance of $18,000. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2003. The Company also recorded impairment charges for goodwill, as discussed further in this Note 2. No other long-lived asset impairments were identified at June 30, 2003.

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

We record revenue from the sale of collectibles at our auctions at the time the collectible is delivered in-person, or otherwise shipped based on agreement with the successful bidder. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. However, for certain repeat bidders, we deliver in-person or ship the collectibles at the close of an auction and allow them to pay up to 60 days following the auction. Such sales are also recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of the merchandise and record the buyer’s fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $701,000, $661,000 and $849,000 for the three years ended June 30, 2003, 2002 and 2001, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 , Accounting for Income Taxes . Deferred taxes on income result from temporary differences between the reporting of income and expense for financial statements and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 , Accounting for Stock-Based Compensation – Transition and Disclosure . SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation , and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)
	June 30,

	2003	2002	2001

Net loss, as reported	$(10,439)	$(2,510)	$(649)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	-	21	51
Deduct: total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects .	(262)	(503)	(1,816)

Pro forma net loss	$(10,701)	$(2,992)	$(2,414)

Net loss per common share - basic and diluted:
As reported	$(1.68)	$(0.40)	$(0.10)
Pro forma	$(1.72)	$(0.47)	$(0.38)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	June 30,

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.0%	81.0%	333.0%
Risk-free interest rate	2.0%	3.3%	5.0%
Expected lives	2.0 years	1.5 years	5.0 years

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

Net Loss Per Share
We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. For the years ended June 30, 2003, 2002 and 2001, the effect of potentially dilutive stock options of 89,000, 719,000 and 557,000 shares, respectively, is not included, as the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	(in thousands) June 30,
	2003	2002	2001

Numerator:
Net loss used for basic and diluted net loss per share	$(10,439)	$(2,510)	$(649)

Denominator:
Average common shares used for basic net loss per share	6,205	6,347	6,279
Effects of dilutive stock options	-	-	-

Denominator for diluted net loss per share	6,205	6,347	6,279

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Computer Software Development Costs

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs to obtain or develop software to be used for internal purposes. For fiscal year 2002, the Company capitalized $93,000 (none in 2003). During the years ended June 30, 2003, 2002 and 2001 amortization of software development costs was $115,000 and $198,000 and $142,000, respectively, based upon a two year amortization period.

Change in Accounting for Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a "reporting unit" level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are its operating segments, which have been aggregated into its two reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Upon adoption of SFAS No. 142, the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000. The charge was recorded as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended June 30, 2003.

The following is a summary of the transitional impairment charge by segment and reporting unit, net of $4,511,000 tax benefit (in thousands):

Reportable Segment	Reportable Unit	Charge

Collectible sales	Bowers and Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Grading and Authentication	Professional Stamp Experts	56

		$8,973

Market and economic conditions resulted in impairment to the goodwill allocated to these reporting units.

On June 30, 2003, the Company tested its goodwill and other intangible assets in accordance with the provisions of SFAS No. 142 and concluded that the remaining unamortized goodwill was impaired. The operating profits and cash flows of each of the reporting units were lower than expected in fiscal 2003. Based on such trend, the earnings forecast for the next five years was revised resulting in the pre-tax impairment loss of $1,477,000. The fair value of each of the reporting units was estimated using the expected presented value of future cash flows.

During fiscal 2002, the Company determined that the goodwill associated with Professional Stamp Experts ("PSE") was partially impaired. This determination resulted from a reduction in future projected revenues of PSE. Accordingly, the Company recorded an impairment charge of $51,000 to reduce the carrying value of the PSE goodwill to $89,000.

During fiscal 2001, the Company determined that the goodwill associated with Internet Universe, LLC, which conducted its Internet operations, had become impaired. This determination resulted primarily from a change in the projected revenue for Internet advertising on its website due to industry-wide reductions in the viability of banner advertising and the rates that could be charged for this type of Internet advertising. Accordingly, the Company recorded an impairment charge of $906,000 to reduce the carrying value of the Internet Universe, LLC goodwill to zero.

The following table set forth the reconciliation of net loss and net loss per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(in thousands)
	June 30,

	2003	2002	2001

Net loss, as reported	$(10,439)	$(2,510)	$(649)
Add: goodwill amortization, net of taxes	-	989	1,079

Adjusted net income (loss)	$(10,439)	$(1,521)	$430

Net income (loss) per share - basic and diluted:
Net loss per share, as reported	$(1.68)	$(0.40)	$(0.10)
Goodwill amortization, net of taxes	-	(0.24)	0.17

Adjusted net income (loss) per share - basic and diluted	$(1.68)	$(0.16)	$0.07

Changes in the carrying amounts of goodwill for the year ended June 30, 2003 were as follows (in thousands):

	Collectible Sales	Grading and Authentication	Total

Balance, July 1, 2002	$14,872	$89	$14,961
Cumulative effects of accounting change	(13,401)	(83)	(13,484)
Impairment losses	(1,471)	(6)	(1,477)

Balance, June 30, 2003	$-	$-	$-

The following provides additional information concerning the Company’s other intangible assets as of June 30:

	(in thousands)

	2003	2002

Intangible assets subject to amortization, comprised of covenants not-to-compete	$-	$240
Less accumulated amortization	-	(147)

	$-	$93

Amortization expense related to the covenants not-to-compete amounted to $93,000, $70,000, and $72,000 for the years ended June 30, 2003, 2002 and 2001, respectively. The covenants not-to-compete are fully amortized at June 30, 2003.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets, apart from goodwill, if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company accounted for the acquisition of Collectible Properties, Inc. ("CPI") (Note 3), which was consummated subsequent to June 30, 2001, in accordance with SFAS No. 141. As described in Note 2, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting SFAS No. 142, effective July 1, 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, cash flows or results of operations.

Effective July 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In March 2003, the Company decided to relocate the operations of its Bowers and Merena division to Louisiana following a change in the division’s management, and is accounting for this action in accordance with SFAS No. 146 (Note 6).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure , effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted SFAS No. 148 as of June 30, 2003 and has complied with the new disclosure requirements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others . FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002. The Company’s disclosure of guarantees and indemnities is included in Note 13. There were no guarantees issued after December 31, 2002.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. Management believes the adoption of such interpretation will not have an impact on its results of operations of financial position. At June 30, 2003, the Company did not have any interests in variable interest entities.

Reclassifications
Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

3.             Acquisitions

Acquisitions Prior to June 30, 2001

On October 11, 1999, we acquired Professional Stamp Experts (PSE), a stamp authentication service. Total consideration was $305,000 in cash. The acquisition was accounted for under the purchase method of accounting. As there were no tangible or identified intangible assets acquired, the entire purchase amount was allocated to goodwill. Prior to the adoption of SFAS No. 142 on July 1, 2002, goodwill was being amortized on a straight-line basis over 5 years. During the fourth quarter of fiscal year 2002, the Company determined that the goodwill associated with this acquisition had become partially impaired, and accordingly the Company recognized an impairment loss of $51,000 to reduce the carrying value of the PSE goodwill to $89,000. Upon implementation of SFAS No. 142 at the beginning of fiscal year 2003, the Company recorded an impairment charge of $56,000, net of tax. During the fourth quarter of 2003, the Company determined that the remaining goodwill was impaired (Note 2).

On March 10, 2000, we acquired substantially all of the operating assets of Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc., and Bowers and Merena Research, Inc., ("Bowers and Merena") collectively, a business primarily engaged in the auction and retail sales of rare coins. Total consideration was $10,003,000 in cash and 1,000,000 shares of Collectors Universe, Inc.’s common stock valued at $7,625,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The total purchase price was allocated to tangible net assets acquired of $4,542,000 and goodwill of $13,086,000. Prior to the adoption SFAS No. 142 on July 1, 2002, goodwill was being amortized on a straight-line basis over 15 years. Upon implementation of SFAS No. 142 at the beginning of fiscal year 2003, the Company recorded an impairment charge of $7,230,000, net of tax. During the fourth quarter of 2003, the Company determined that the remaining goodwill was impaired (Note 2).

On July 14, 2000, we acquired substantially all of the operating assets of Odyssey Publications, Inc., a business primarily engaged in the retail sales of entertainment and historical memorabilia. Total consideration was $814,000 in cash and the assumption of $68,000 in liabilities. The acquisition was accounted for under the purchase method of accounting, and accordingly the Company recorded the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The purchase price was allocated to assets acquired of $25,000 and goodwill of $857,000. Prior to the adoption of SFAS No. 142 on July 1, 2002, goodwill was being amortized on a straight-line basis over 5 years. Upon implementation of SFAS No. 142 at the beginning of fiscal year 2003, the Company recorded an impairment charge of

$323,000, net of tax. During the fourth quarter of 2003, the Company determined that the remaining goodwill was impaired (Note 2).

                Acquisitions Subsequent to June 30, 2001

On April 12, 2002, the Company acquired certain assets of Collectible Properties, Inc. ("CPI"), a currency sales business owned by Lyn F. Knight, former owner of Lyn Knight Rare Coins, Inc. and an employee of the Company, for $1,034,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company recorded the assets acquired based on their estimated fair values at the date of acquisition. The total purchase price of $1,034,000 was allocated to tangible assets acquired of $549,000, identifiable intangible assets of $40,000, and goodwill of $445,000. The goodwill of $445,000 was assigned to the Collectible Sales segment. The full amount is expected to be deductible for tax purposes.  The following condensed balance sheet summarizes the estimated fair values of the assets acquired at the date of acquisition.

Inventories	$549,000
Intangible assets	40,000
Goodwill	445,000

Total assets acquired	$1,034,000

During the fourth quarter of 2003, the Company determined that the goodwill was impaired (Note 2).

4.            Inventories

Inventories consist of the following at June 30:	(in thousands)
	2003	2002

Coins and currency	$7,175	$6,478
Sportscards and memorabilia	1,550	1,613
Records	3	95
Other collectibles	304	319
	9,032	8,505
Less inventory reserve	(491)	(339)

	$8,541	$8,166

Inventory reserve represents valuation allowance on certain items held in inventory.

5.            Property and Equipment

Property and equipment consists of the following at June 30:	(in thousands)
	2003	2002

Coins and sportscard grading reference sets, fair value of $15 and $15 at June 30, 2003 and 2002, respectively	$15	$15
Computer hardware and equipment	1,285	1,930
Computer software	934	1,072
Equipment	1,273	1,236
Furniture and office equipment	726	866
Leasehold improvements	464	455
	4,697	5,574
Less accumulated depreciation and amortization	(3,365)	(3,838)

Property and equipment, net	$1,332	$1,736

Depreciation and amortization expense of property and equipment for fiscal 2003, 2002 and 2001 was $716,000, $874,000 and $754,000, respectively.

6.           Accrued Liabilities
Accrued liabilities consist of the following at June 30:	(in thousands)
	2003	2002

Warranty costs	$304	$302
Professional fees	413	143
Bowers and Merena relocation costs	169	-
Other	697	291

	$1,583	$736

Activity and reserve balances related to the fiscal 2003, 2002 and 2001 warranty reserve through June 30, 2003 are as follows (in thousands):

Warranty reserve, June 30, 2000	$281
Charged to cost of revenues	159
Cash payments	(160)

Warranty reserve, June 30, 2001	280
Charged to cost of revenues	249
Cash payments	(227)

Warranty reserve, June 30, 2002	302
Charged to cost of revenues	317
Payments	(315)

Warranty reserve June 30, 2003	$304

In March 2003, the Company decided to relocate the operations of its Bowers and Merena division to Louisiana following a change in the division’s management. In connection with the relocation, the Company terminated 11 employees. The charge for the employee terminations were $48,000. In addition, the Company incurred $118,000 in lease cancellation costs and $149,000 in related moving costs. All activities related to the relocation of the division were completed in June 2003. The activity and liability balance related to the relocation of the Bowers and Merena division through June 30, 2003 is as follows:

Liability balance, July 1, 2002	$-
Charged to expenses	315
Cash payments	(146)

Liability balance, June 30, 2003	$169

The amounts charged to expenses are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 2003. All costs incurred in connection with the relocation of the division are related to the Company’s collectibles sales segment.

7.             Line of Credit

In November 2001, the Company entered into an unsecured line of credit agreement with a bank, which provided for borrowings of up to $1,500,000, subject to certain borrowing base limitations. Borrowings under the line of credit bore interest at the prime rate (4.75% at June 30, 2002) plus 1%, and are due on demand. At June 30, 2002, there were no outstanding borrowings under the line of credit. The line of credit expired in November 2002 and was not renewed.

8.             Income Taxes

The provision (benefit) for income taxes for the years ended June 30 consists of the following:

	(in thousands)

	2003	2002	2001

Current:
Federal	$(474)	$(1,085)	$798
State	(387)	(76)	232
	(861)	(1,161)	1,030
Deferred:
Federal	(387)	4	(334)
State	(913)	(278)	(103)
	(1,300)	(274)	(437)
Total provision (benefit) for income taxes	$(2,161)	$(1,435)	$593

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, is as follows:

	(in thousands)

	2003	2002	2001

Benefit at federal statutory rates	$(1,270)	$(1,381)	$(19)
State income taxes (benefit), net	(942)	(231)	84
Goodwill	-	127	436
Other, net	51	50	92
	$(2,161)	$(1,435)	$593

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2003 and 2002, are as follows:

	(in thousands)

	2003	2002

Deferred tax assets:
Supplier compensation costs	$546	$546
Reserves	1,387	711
Goodwill	5,610	420
Property and equipment	73	79
Net operating loss carryover	255	172
State credits	673	58
Other	8	30

Total deferred tax assets	8,552	2,016
Deferred tax liabilities:
State taxes	(999)	(225)
Other	(20)	(69)
Total deferred tax liabilities	(1,019)	(294)

Net deferred tax assets	7,533	1,722
Less: Current portion	(1,066)	(648)

	$6,467	$1,074

The Company generated a federal tax net operating loss of approximately $1,272,000 as of June 30, 2003. This entire loss has been carried back to the year ended June 30, 2001 and the expected refunds are included in the Company's refundable income taxes at June 30, 2003. As of June 30, 2003, the Company has a state net operating loss carry forward of approximately $2,886,000. The Company's state net operating losses will begin to expire in the tax year ending June 30, 2014. In addition, the Company has a state tax credit carry forward of approximately $673,000 related to the California Enterprise Zone Credits. These credits have no expiration date.

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

During fiscal 2003, we issued 3,000 shares of common stock under the Plan at an average purchase price of $3.22. During fiscal 2002, we issued 10,000 shares under the Plan at an average purchase price of $5.40.

10.          Stockholders’ Equity

Reverse Stock Split

During the quarter ended June 30, 2002, the trading prices of our shares declined to less than $1.00 per share. As a result, the Company was informed by NASDAQ on July 19, 2002, that its shares might be delisted from trading on the NASDAQ stock market. In response, management proposed and shareholders approved, a 1-for-4 reverse split of its outstanding common stock effective as of December 9, 2002. From December 9, 2002 through June 30, 2003, the Company's shares have traded in a range from $2.00 to $3.70 per share. All share amounts and all per share data in the consolidated financial statements and the notes thereto, including shares subject to outstanding stock options and option exercise prices, have been retroactively adjusted to give effect to this reverse stock split.

Treasury Stock

During fiscal 2001, we repurchased 125,000 shares of common stock at an aggregate cost of $1,021,000.

Consulting Agreement
In July 1997, we granted options to an individual to purchase 133,000 shares of our common stock at an exercise price of $1.32 per share as consideration for a five-year consulting agreement commencing on July 1, 1997. The options vested 20% per year commencing December 31, 1997 through December 31, 2001 and are exercisable on or before December 31, 2005. No amount was recognized for the value of the options, as the amount was insignificant.

Warrant Agreement

In May 1999, we granted a warrant to purchase 12,500 shares of our common stock at an exercise price of $20.00 per share in connection with an exclusive license agreement. No amount was recognized for the value of the warrant, as the amount was insignificant. The warrant expires in March 2004.

Non-Qualified Stock Option

In March 2000, we granted a non-qualified stock option for 125,000 shares of common stock at an exercise price of $30.52 in connection with an employment agreement. During fiscal 2003, the non-qualified stock option was cancelled.

Supplier Compensation Cost

During fiscal 1999, the Company granted warrants to purchase up to an aggregate of 148,500 shares of common stock to collectible experts providing content for our websites, at an exercise price of $20.00 per share. These warrants vested immediately and are exercisable over a ten-year term. The fair value of these options was expensed in fiscal 1999, and all of these options are outstanding at June 30, 2003.

11.          Stock Option Plans

In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the "PCGS Plan"). The PCGS Plan, which was assumed by the Company at the time of its acquisition of PCGS, covers an aggregate of 269,250 shares of our common stock. In February 1999, we adopted the 1999 Stock Incentive Plan (the "1999 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, entitling them to purchase up to 437,250 shares of our common stock. On December 5, 2000, the stockholders, at the Company’s Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of Common Stock that is issuable under this Plan from 437,250 to 749,750 shares. Each of these Plans provide that the option price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of Directors for incentive stock options, and 85% of fair market value for nonstatutory stock options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of Collectors Universe. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of stock of Collectors Universe). In the event of a change in control of Collectors Universe, an option or award under these Plans will become fully exercisable if the option or award is not assumed by the surviving corporation or the surviving corporation does not substitute comparable awards for the awards granted under these Plans.

The following is a summary of stock option activity for fiscal 2001, 2002 and 2003 under the PCGS Plan and the 1999 Plan:

	Number Of Shares	Price Per Share			Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2000	611	$8.44	-	$31.00	$17.20
Granted	227	8.00	-	18.00	10.72
Cancelled	(84)	8.00	-	31.00	17.44
Exercised	-	-	-	-	-

Options outstanding at June 30, 2001	754	8.44	-	30.52	15.24
Granted	363	3.08	-	8.00	3.88
Cancelled	(423)	3.08	-	30.52	12.60
Exercised	(4)		$3.08		3.08

Options outstanding at June 30, 2002	690	3.08	-	30.52	10.96
Granted	254	2.55	-	4.80	3.40
Cancelled	(241)	3.08	-	30.52	10.83
Exercised	(1)		$3.08		3.08

Options outstanding at June 30, 2003	702	$2.55	-	$30.52	$8.27

The following table summarizes information about stock options outstanding at June 30, 2003:

(in thousands, except per share data)

			Options Outstanding			Options Exercisable

Range of Exercise Price			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.55	-	$2.79	62	9.6	$2.69	12	$2.76
$3.08	-	$3.80	287	8.9	$3.21	118	$3.16
$4.00	-	$4.80	56	8.8	$4.64	44	$4.74
$5.28	-	$5.80	52	8.7	$5.59	13	$5.59
$6.00	-	$6.08	3	8.7	$6.00	1	$6.00
-	$8.00	-	47	7.7	$8.00	39	$8.00
$10.00	-	$10.44	19	6.2	$10.29	19	$10.29
$12.00	-	$12.76	8	7.0	$12.00	4	$12.00
-	$13.24	-	1	7.0	$13.24	-	$13.24
-	$14.76	-	1	7.0	$14.76	1	$14.76
-	$18.00	-	39	7.0	$18.00	16	$18.00
-	$20.00	-	85	5.8	$20.00	59	$20.00
-	$21.48	-	5	7.0	$21.48	3	$21.48
-	$24.00	-	29	6.3	$24.00	24	$24.00
-	$30.52	-	8	6.7	$30.52	5	$30.52

			702			358

The number of stock options exercisable and their weighted-average exercise prices at June 30, 2003 and 2002 were 358,000 at $9.84 and 383,000 at $11.92, respectively.

The weighted average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $1.01, $1.60 and $10.72 per option share, respectively.

12.          Related-Party Transactions

During the ordinary course of business, we provide grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from these related entities amounted to $42,000 and $9,000 during the years ended June 30, 2002 and 2001, respectively (none in 2003). In addition, we purchased inventories from, and sold inventories to, certain of these related entities. Purchases of inventories from these related entities amounted to $85,000, $173,000 and $20,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

J.D.R.C., Inc., an entity owned by one of our stockholders, provides research-consulting services to us related to our coin grading and authentication services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $11,000, $37,000 and $24,000 during the years ended June 30, 2003, 2002 and 2001, respectively. In addition, during 2003 J.D.R.C., Inc. received consignor advances of $80,000 for collectibles consigned to our auctions.

In October 1998, we loaned $180,000 to a former officer of the Company. The loan bore interest at 9% per annum. Total outstanding principal and interest was paid in December 2001.

During fiscal 2002, key employees purchased $111,000 of rare coins and sportscards from the Company. Accounts receivable balances at June 30, 2002 from these employees totaled $8,000 and were less than 30 days old as of that date. In fiscal 2001, certain employees bought rare coins and ingots from the Company at cost of $363,000. Certain employees, who made purchases from the Company during fiscal 2001, had outstanding accounts receivable balances at June 30, 2001 aggregating $413,000. Subsequent to June 30, 2001, these balances were paid in full. During the ordinary course of business, certain key employees consigned collectibles to our auctions and received the auction proceeds upon sale, less commissions. Consignor payments to these employees aggregated $470,000 and $252,000 in fiscal 2002 and 2001, respectively. One non-officer employee received multiple consignor advances during fiscal 2001 that aggregated $245,000. This amount was outstanding at June 30, 2001 but was subsequently paid in full following the settlement of an auction. Consignor advances to this employee did not bear interest. In addition, certain key employees sold collectibles to our Company during the year ended June 30, 2001, aggregating $742,000.

In October 2000, we loaned $300,000 to our then chief executive officer, Mr. David G. Hall, and additional borrowings subsequently increased the loan to $500,000. In June 2001, Mr. Hall repaid $300,000 and reduced the outstanding loan balance to $200,000 at June 30, 2001. The Company increased the loan to Mr. Hall during fiscal 2002 to $381,000. The loan, which was for a stated term, accrued interest at 10% per annum and was collateralized by 1,000,000 shares of our common stock owned by him. All accrued interest under this loan was paid at June 30, 2001. Accrued and unpaid interest at June 30, 2002 was $31,000. In September, 2002, Mr. Hall transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 or $0.74 per share, in full satisfaction of the then outstanding principal and interest under the loan.

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For the years ended June 30, 2003, 2002 and 2001, the member was paid $35,000, $26,000 and $15,000, respectively, as Board fees and the professional services firm was paid $237,000, $110,000 and $134,000, respectively, for services rendered.

13.          Commitments and Contingencies
Leases

The Company has various operating lease commitments for facilities and equipment that expire through November 2009. Total rent expense, net of sublease income, for the years ended June 30, 2003, 2002 and 2001 was approximately $1,728,000, $1,860,000 and $1,674,000, respectively. At June 30, 2003, future minimum lease payments under these agreements are as follows:

2004	$1,338
2005	1,233
2006	1,183
2007	1,151
2008	1,179
Thereafter	1,637

$7,721

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Consulting Agreement

In April 2000, the Company entered into a consulting agreement with a former executive officer. The agreement provided for payments of $15,000 per month over a 20-month period. In fiscal 2002 and 2001, consulting fees of $75,000 and $180,000, respectively, were recorded as operating expenses under this consulting agreement. That agreement expired in November 2001.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) purchase agreements, under which the Company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

14.          Segment, Geographic and Major Customer Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are organized based on the services it offers. Similar operating segments have been aggregated to reportable operating segments based on having similar products or services, types of customers, and other criteria under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the years ended June 30, 2003, 2002 and 2001.

	Year Ended June 30, 2003 (in thousands)

	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$31,999	$20,266	$52,265

Operating income (loss) before unallocated operating expenses	$(2,941)	$7,725	$4,784
Unallocated operating expenses	-	-	(8,728)
Operating loss, consolidated	-	-	$(3,944)

Cumulative effect of change in accounting principle (net of tax)	$8,917	$56	$8,973

Goodwill amortization and impairment	$1,471	$6	$1,477

	Year Ended June 30, 2002 (in thousands)

	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$26,454	$18,327	$44,781

Operating income (loss) before unallocated operating expenses	$(2,949)	$3,476	$527
Unallocated operating expenses	-	-	(4,874)
Operating loss, consolidated	-	-	$(4,347)
Goodwill amortization and impairment	$1,559	$141	$1,700

	Year Ended June 30, 2001 (in thousands)

	Collectible Sales	Grading and Authentication	Total
Net revenues from external customers	$31,422	$20,962	$52,384

Operating income (loss) before unallocated operating expenses	$(3,019)	$4,796	$1,777
Unallocated operating expenses	-	-	(2,655)
Operating loss, consolidated	-	-	$(878)
Goodwill amortization and impairment	$2,644	$60	$2,704

15.          Subsequent Event

                On September 17, 2003, the Company sold certain assets of its currency auction business, operated by its wholly owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight, President of Lyn Knight Currency Auctions, Inc. The purchase price for the assets sold is based on future sales revenues of Collectible Properties, Inc. The Company expects the aggregate consideration to be received under the agreement to be significantly less than the original cost of its acquisitions of this business in fiscal year 2002 and fiscal year 1999 of $3,235,000. Lyn Knight Currency Auctions, Inc.’s net revenues included in the Company’s consolidated financial statements for the years ended June 30, 2003, 2002 and 2001 were approximately $3,056,000, $2,585,000 and $4,079,000, respectively.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.      CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2003, for its annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2003, for its annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2003, for its annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2003.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by shareholders	702,000	$8.27	48,000
Equity compensation not approved by shareholders	294,000	11.55	-

Total	996,000	$9.24	48,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2003.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)      Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Independent Auditors’ Report
Consolidated Balance Sheets as of June 30, 2003 and 2002
Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements

(a)(2)       Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto

(a)(3)       Exhibits

See Index to Exhibits immediately following the Signature Page of this Report

(b)           Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 28, 2003 to report, under Item 12 – "Results of Operations and Financial Condition," our issuance of a press release announcing the results of our operations for the quarter and nine months ended March 31, 2003.

	Schedule II Valuation and Qualifying Accounts For the Years Ended June 30, 2001, 2002 and 2003

Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Deductions	Balance at End of Period

Allowance for doubtful accounts	$105,222	$502,301	$-	$(37,812)	$569,711
Inventory reserve	105,684	-	233,874	(27,099)	312,459
Total at June 30, 2001	$210,906	$502,301	$233,874 33,874	$(64,911)	$882,170

Allowance for doubtful accounts	$569,711	$137,053	$-	$(413,764)	$293,000
Inventory reserve	312,459	-	31,253	(4,712)	339,000
Total at June 30, 2002	$882,170	$137,053	$31,253	$(418,476)	$632,000

Allowance for doubtful accounts	$293,000	$915,120	$-	$(199,286)	$1,008,834
Inventory reserve	339,000	-	757,299	(605,003)	491,296
Total at June 30, 2003	$632,000	$915,120	$757,299	$(804,289)	$1,500,130

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC
Date: September 29, 2003	By:	/s/MICHAEL J. LEWIS
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this report appears below hereby appoints Michael R. Haynes and Michael J. Lewis, and either of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman/Director	September 29, 2003

/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer	September 29, 2003

/s/ DAVID HALL David G. Hall	President and Director	September 29, 2003

/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Primary Accounting Officer)	September 29, 2003

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	September 29, 2003

/s/ VAN D. SIMMONS Van D. Simmons	Director	September 29, 2003

/s/ A.J. BERT MOYER A.J. Bert Moyer	Director	September 29, 2003

S-1

Exhibit No.	INDEX TO EXHIBITS Description

1.1	Form of Underwriting Agreement.*
3.2	Form of Amended and Restated Certificate of Incorporation of Collectors Universe, as currently in effect.*
3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25,1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10,1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3,1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3,1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3,1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
10.24
Asset Purchase Agreements between Collectors Universe, Inc. and Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc. (Incorporated by reference to Exhibit 10-1 to Registrant’s Current Report on Form 8-K, dated March 21, 2000).*

21.1	Subsidiaries of the Company.
23.1	Independent Auditors' Consent.
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
*    Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-1