Form 10-K/A
period 2003-06-30
COLLECTORS UNIVERSE INC
filed 2003-10-02
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K /A

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

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act
Rule 12b-2). Yes [ ] NO [X]

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

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for Collectors Universe, Inc. for its fiscal year ended June 30, 2003 (the "Report") supplements the Report by revising certain figures contained in the table under the heading "Quarterly Results of Operations and Seasonality" in Item 7 and also attaches Exhibits 31.1 and 31.2.

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

Long-Lived Assets and Goodwill.  Long-lived assets such as property and equipment, and goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under a new standard established by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, that became applicable in fiscal 2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

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

We conducted an additional impairment test, in accordance with SFAS 142 at June 30, 2003 and concluded that all of our remaining goodwill was impaired and, as a result, we recorded an additional non-cash impairment charge of $1,477,000 in the quarter ended June 30, 2003, in that case as an operating expense rather than as a transitional charge for an accounting change. See "Results of Operations – Goodwill Impairment" below.

Grading Warranty Costs.  We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard originally graded by us, which is later submitted to us for re-grading in the same tamper resistant holder in which it was placed at the time we last graded it, receives a lower grade upon that resubmittal, we will offer either to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, any coin or sportscard originally graded by us, which subsequently is determined to be not authentic, obligates us to purchase the coin or sportscard. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to exceed those reserves, we would incur additional charges that would adversely affect our operating results. To date our reserves have proved to be adequate.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net revenues:

	Fiscal Years Ended June 30,

	2003	2002	2001

Net revenues.	100.0%	100.0%	100.0%
Cost of revenues.	63.4%	59.2%	58.4%

Gross profit.	36.6%	40.8%	41.6%
Operating expenses:
Selling, general & administrative.	41.3%	46.7%	38.1%
Impairment of goodwill.	2.8%	0.1%	1.8%
Amortization of goodwill.	-	3.7%	3.4%

Total operating expenses.	44.1%	50.5%	43.3%
Operating loss.	(7.5%)	(9.7%)	(1.7%)
Interest income, net.	0.6%	0.8%	1.6%
Other, net.	-	0.1%	-

Loss before provision (benefit) for income taxes.	(6.9%)	(8.8%)	(0.1%)
Provision (benefit) for income taxes.	(4.1%)	(3.2%)	1.1%

Net loss before cumulative effect of accounting change	(2.8%)	(5.6%)	(1.2%)
Cumulative effect of accounting change (net of tax)	(17.2%)	-	-

Net loss.	(20.0%)	(5.6%)	(1.2%)

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

Amortization of Goodwill.  We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in our statement of operations for the fiscal year ended June 30, 2003; whereas our statements of operations for fiscal 2002 and 2001 do contain charges for goodwill amortization expense.

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

Goodwill Impairment.  Effective as of the July 1, 2002, which was the beginning of fiscal 2003, we adopted SFAS No. 142, which requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the fair value of the recorded goodwill of a company’s assets, in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill on the books of the company. In accordance with SFAS 142, we conducted a goodwill impairment test at June 30, 2003 and concluded that all of our remaining goodwill was impaired. As a result, we recorded a non-cash goodwill impairment charge of $1,477,000 as an operating expense. That charge is in addition to a previously reported non-cash goodwill impairment charge taken in the first quarter of fiscal 2003, as a cumulative effect of a change in accounting principle. See "Results of Operations - Cumulative Effect of Change in Accounting Principle" below.

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

Income Taxes.  A tax benefit of $2,161,000 was recorded for fiscal year 2003, reflecting the loss incurred for the year and the recognition of state tax credits related to California Enterprise Zone Credits. A tax benefit of $1,435,000 was recorded for fiscal year 2002, reflecting the loss incurred for the year. For fiscal 2001, the provision for income taxes was $593,000, despite a loss from operations before income taxes. This provision for income taxes resulted from the non-deductibility, for income tax purposes, of certain goodwill amortization expenses and other permanent tax differences.

Cumulative Effect of Change in Accounting Principle.  SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Accordingly, we conducted that test at a "reporting unit" level and compared each reporting unit's fair value to its carrying value. We first determined that our reporting units were sub-units of its reportable segments. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA). On the basis of that valuation, we concluded that a substantial portion our goodwill was impaired, and we recorded a non-cash after-tax charge of $8,973,000 or $1.45 per share, as a cumulative effect of an accounting change, in the first quarter of fiscal 2003, that ended on September 30, 2002. This charge, along with the goodwill impairment charge taken as an operating expense in the fourth quarter of fiscal 2003, increased our net loss for fiscal 2003 and reduced our stockholders’ equity at June 30, 2003; but did not affect our tangible net worth and is not expected to adversely affect our business operations or cash flows. See Note to our Consolidated Financial Statements included later in this Report.

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

	Fiscal Quarters Ended
	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003

Net revenues	$9,329	$10,615	$12,856	$11,981	$12,593	$11,312	$15,604	$12,756
Cost of revenues	5,917	6,254	8,036	6,310	7,119	7,144	10,519	8,330

Gross profit	3,412	4,361	4,820	5,671	5,474	4,168	5,085	4,426
SG&A	5,218	5,138	5,282	5,273	5,040	5,693	5,265	5,622
Amortization of goodwill	411	412	412	414	-	-	-	-
Impairment of goodwill	-	-	-	51	-	-	-	1,477

Total operating expenses	5,629	5,550	5,694	5,738	5,040	5,693	5,265	7,099
Operating income (loss)	(2,217)	(1,189)	(874)	(67)	434	(1,525)	(180)	(2,673)
Interest income, net	88	38	107	146	79	100	69	47
Other income (expense)	8	7	4	4	(1)	9	34	(20)

Income (loss) before income taxes	(2,121)	(1,144)	(763)	83	512	(1,416)	(77)	(2,646)
Provision (benefit) for income taxes	(1,035)	(43)	(292)	(65)	216	(967)	(52)	(1,358)

Income (loss) before change in accounting principle	(1,086)	(1,101)	(471)	148	296	(449)	(25)	(1,288)
Cumulative effect of change in accounting principle (net of tax)					8,973	-	-	-

Net income (loss)	$(1,086)	$(1,101)	$(471)	$148	$(8,677)	$(449)	$(25)	$(1,288)

Income (loss) per share before cumulative effect of accounting change - basic	$(0.17)	$(0.18)	$(0.08)	$0.02	$0.05	$(0.07)	$-	$(0.21)

Income (loss) per share before cumulative effect of accounting change - diluted	$(0.17)	$(0.18)	$(0.08)	$0.02	$0.05	$(0.07)	$-	$(0.21)

Weighted average shares outstanding:
Basic	6,249	6,249	6,253	6,380	6,193	6,129	6,131	6,131
Diluted	6,249	6,249	6,253	6,603	6,288	6,129	6,131	6,131

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

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, cash flows or results of operations.

Effective July 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s earnings or financial position.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted SFAS No. 148 as of June 30, 2003 and has complied with the new disclosure requirements.

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

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.
Date: October 1, 2003	By:	/s/MICHAEL J. LEWIS
Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CLINTON ALLEN * A. Clinton Allen	Chairman/Director	October 1, 2003

/s/ MICHAEL R. HAYNES * Michael R. Haynes	Chief Executive Officer	October 1, 2003

/s/ DAVID HALL * David G. Hall	President and Director	October 1, 2003

/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Primary Accounting Officer)	October 1, 2003

/s/ BEN A. FRYDMAN * Ben A. Frydman	Director/Secretary	October 1, 2003

/s/ VAN D. SIMMONS * Van D. Simmons	Director	October 1, 2003

/s/ A.J. BERT MOYER * A.J. Bert Moyer	Director	October 1, 2003

*By: /s/ MICHAEL J. LEWIS Michael J. Lewis (Attorney-in-Fact)

S-1

Exhibit No.	INDEX TO EXHIBITS Description

1.1	Form of Underwriting Agreement.*
3.2	Form of Amended and Restated Certificate of Incorporation of Collectors Universe, as currently in effect.*
3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25, 1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31, 1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3, 1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
10.24
Asset Purchase Agreements between Collectors Universe, Inc. and Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc. (Incorporated by reference to Exhibit 10-1 to Registrant’s Current Report on Form 8-K, dated March 21, 2000).*

21.1	Subsidiaries of the Company.**
23.1	Independent Auditors' Consent.**
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.**
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.**

               *    Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the
                                       Commission on September 2, 1999.

               **                    Incorporated by reference to the same numbered exhibit to the Company’s annual report on Form 10-K for the period ended June 30, 2003 filed with the Commission on September 29, 2003.

E-1