Form 10-Q
period 2003-09-30
COLLECTORS UNIVERSE INC
filed 2003-11-14
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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
(address of principal executive offices and zip code )

Registrant's telephone number, including area code: (949) 567-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Stock $.001 Par Value	6,196,907

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2003 and June 30, 2003
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$8,681	$4,482
Accounts receivable, net of allowance for doubtful accounts of $1,071 (September) and 1,009 (June)	6,907	4,652
Auction consignment advances	1,152	1,511
Inventories, net	7,232	8,541
Prepaid expenses and other	1,022	1,041
Notes receivable	640	1,474
Refundable income taxes	584	1,183
Deferred income taxes	1,066	1,066

Total current assets	27,284	23,950
Property and equipment, net	1,443	1,332
Notes receivable, net of current portion	142	224
Deferred income taxes	6,467	6,467
Other assets	234	318

	$35,570	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$795	$917
Consignors payable	3,574	895
Accrued liabilities	1,802	1,583
Accrued compensation and benefits	850	773
Deferred revenue	1,220	1,413

Total current liabilities	8,241	5,581

Deferred rent	396	391
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 30,000 shares authorized; issued 6,312 at September 30, 2003 and 6,255 at June 30, 2003	25	25
Additional paid-in capital	41,062	40,879
Accumulated deficit	(13,133)	(13,564)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders' equity	26,933	26,319

	$35,570	$32,291

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,

	2003	2002

Net revenues	$17,187	$12,593
Cost of revenues	10,910	7,119

Gross profit	6,277	5,474
Selling, general and administrative expenses	5,447	4,962
Provision for doubtful accounts	83	59
Amortization of goodwill and intangibles	5	19

Total operating expenses	5,535	5,040

Operating income	742	434
Interest income, net	39	79
Other expenses	(7)	(1)

Income before income taxes	774	512
Provision for income taxes	343	216

Net income before cumulative effect of change in accounting principle	$431	$296
Cumulative effect of change in accounting principle, net of taxes of $4,511	-	(8,973)

Net income (loss)	$431	$(8,677)

Net income (loss) per common share – basic
Before cumulative effect of accounting change	$0.07	$0.05
Cumulative effect of accounting change	-	(1.45)

Net Income (loss) – basic	$0.07	$(1.40)

Net income (loss) per common share – diluted
Before cumulative effect of accounting change	$0.07	$0.05
Cumulative effect of accounting change	-	(1.43)

Net income (loss) – diluted	$0.07	$(1.38)

Weighted average shares outstanding:
Basic	6,172	6,193
Diluted	6,288	6,288

    * All share and per share data have been adjusted for the one-for-four reverse stock split effective December 9, 2002.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Three Months Ended September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$431	$(8,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192	203
Loss on disposal of fixed assets	7	5
Cumulative effect of accounting change	-	8,973
Stock-based compensation	12	-
Interest on note receivable from an officer	-	(8)
Provision for doubtful accounts	83	59
Provision for inventory write down and reserve	(98)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(2,338)	(1,925)
Auction consignment advances	359	2,071
Inventories	1,407	640
Prepaid expenses and other assets	19	(269)
Refundable income taxes	599	216
Notes receivable	916	131
Other assets	79	49
Accounts payable and accrued liabilities	2,858	(1,253)
Deferred revenue	(193)	(84)

Net cash provided by operating activities	4,333	95
INVESTING ACTIVITIES:
Capital expenditures	(305)	(54)
Proceeds from sale of fixed assets	-	3

Net cash used in investing activities	(305)	(51)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	16	8
Proceeds from exercise of stock options	155	2

Net cash provided by financing activities	171	10

Net increase in cash and cash equivalents	4,199	54
Cash and cash equivalents at beginning of period	4,482	4,947

Cash and cash equivalents at end of period	$8,681	$5,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During the three months ended September 30, 2002, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in an impairment charge of $13,484,000, net of a tax benefit of $4,511,000 which was recorded in the three months ended September 30, 2002.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company").  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues include fees generated from the grading and authentication of sportscards, coins, autographs and stamps; the sales prices of owned collectibles sold in our auctions and directly to collectors; commissions earned on sales of consigned collectibles at our auctions; and revenue from the publication of collectibles magazines; net of discounts and allowances, product returns and commissions paid to consignors on sales of their collectibles.

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

For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of merchandise and record the buyer’s fee as commission earned and the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer’s and seller’s commissions. Depending upon the type of collectibles auction, we charge successful bidders commissions ranging from 10% to 15% and generally charge consignors sales commissions that range from 5% to 15%. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

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

Stock Option Plans

At September 30, 2003, the Company has two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No, 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Net income (loss) after cumulative effect of accounting change, as reported	$431	$(8,677)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	7	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(16)	(214)

Pro forma net income (loss)	$422	$(8,891)

Net income (loss) per common share – basic:
As reported	$0.07	$(1.40)
Pro forma	$0.07	$(1.44)

Net income (loss) per common share – diluted:
As reported	$0.07	$(1.38)
Pro forma	$0.07	$(1.41)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	(in thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Dividend yield	0%	0%
Expected volatility	72%	78%
Risk-free interest rate	1.02%	1.73%
Expected lives	3 months	3 months

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations during the three month period ended September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the disclosures to be made, in interim and annual financial statements of a company that has guaranteed the obligations of others, about its obligations under those guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the disclosure requirements became effective for financial statements for interim or annual periods that ended after December 15, 2002.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets. There were no guarantees issued in the three-month period ended September 30, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. The Company has no interests in variable interest entities and the adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

2.             INVENTORIES

Inventories consist of the following:
	(in thousands)

	September 30,	June 30,
	2003	2003

Coins and currency	$5,945	$7,175
Sportscards and memorabilia	1,313	1,550
Records	3	3
Other collectibles	364	304

	7,625	9,032
Less inventory reserve	(393)	(491)

Inventories, net	$7,232	$8,541

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)

	September 30,	June 30,
	2003	2003

Grading reference sets	$15	$15
Computer hardware and equipment	1,376	1,285
Computer software	886	882
Equipment	1,482	1,273
Furniture and office equipment	709	726
Leasehold improvements	465	464
Trading card reference library	52	52

	4,985	4,697
Less accumulated depreciation and amortization	(3,542)	(3,365)

Property and equipment, net	$1,443	$1,332

4.             GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142, Goodwill and Intangible Assets, which the Company adopted on July 1, 2002 (the first day of its 2003 fiscal year), requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets that have indefinite useful lives. An intangible asset with an indefinite useful life is required to be tested for impairment at least annually in accordance with the guidance in SFAS No. 142.

SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a "reporting unit" level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are its operating segments, which have been aggregated into its two reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization ("EBITDA").

The Company completed the initial impairment test in the three months ended September 30, 2002 and concluded that certain of its goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000 or $1.45 per share. The charge was recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations for the three months ended September 30, 2002.

The following is a summary of the impairment charge by segment and reporting unit, net of a $4,511,000 tax benefit (in thousands):

Reportable Segment	Reporting Unit	Charge

Collectibles sales	Bowers & Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Grading and authentication	Professional Stamp Experts	56

		$8,973

On June 30, 2003, the Company tested its goodwill and other intangible assets in accordance with the provisions of SFAS No. 142 and concluded that the remaining unamortized goodwill was impaired, resulting in a pre-tax impairment loss of $1,477,000 recorded in the three months ended June 30, 2003.

Market and economic conditions resulted in impairment to the goodwill allocated to these reporting units.

5.         INCOME TAXES

Income tax expense was provided for at a 44% rate for the three months ended September 30, 2003. This rate reflects the expected federal and state statutory rate of approximately 41% adjusted for certain permanent tax differences. In the three months ended September 30, 2002, income tax expense was provided for at a 42% rate.

6.             NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share . Net income per share for the three months ended September 30, 2003 and net loss for the three months ended September 30, 2002, are computed as follows:

	(in thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Net income before cumulative effect of accounting change applicable to common stockholders	$431	$296
Cumulative effect of accounting change (1)	-	(8,973)

Net income (loss)	$431	$(8,677)

NET INCOME (LOSS) PER SHARE – BASIC
Before cumulative effect of accounting change	$0.07	$0.05
Cumulative effect of accounting change	-	(1.45)

Total	$0.07	$(1.40)

NET INCOME (LOSS) PER SHARE – DILUTED
Before cumulative effect of accounting change	$0.07	$0.05
Cumulative effect of accounting change	-	(1.43)

Total	$0.07	$(1.38)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,172	6,193
Diluted	6,288	6,288

(1)    The accounting change in the three months ended September 30, 2002 is the result of the adoption of SFAS 142 on July 1, 2002, which required the
        Company to conduct a transitional goodwill impairment test that resulted in a non-cash goodwill impairment charge in that quarter (see Note 4).

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

We operate principally in two segments: (1) sales of collectibles through auctions and direct sales; and (2) authentication and grading of collectibles. We allocate operating expenses to each business segment based upon activity levels. We do not allocate specific assets to these segments. All of our revenues and identifiable assets are located in the United States. No individual customer accounted for 10% or more of our net revenues in either of the three-month periods ended September 30, 2003 and 2002.

	(in thousands)

	Three Months Ended September 30, 2003

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$11,145	$6,042	$17,187

Operating income	186	2,140	2,326
Unallocated operating expenses			(1,584)

Consolidated operating income			$742

	(in thousands)

	Three Months Ended September 30, 2002

	Collectibles Sales	Grading and Authentication	Total

Net revenues	$7,080	$5,513	$12,593

Operating income	7	2,010	2,017
Unallocated operating expenses			(1,583)

Consolidated operating income			$434

On September 17, 2003, the Company sold certain assets of its currency auction business, operated by its wholly owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight, who until the sale had been president of that subsidiary and had managed that business for the Company. The Company retained ownership of its inventory of collectible currencies and the then outstanding accounts receivable of this business and Collectible Properties, Inc. assumed certain outstanding contractual obligations of the currency auction business.  This business was part of our collectibles sales segment.

The purchase price is the Company's net book value of the assets sold and an additional amount which is based on future sales revenue of Collectible Properties, Inc.; the Company will record this contingent consideration in future periods as the amount becomes determinable. Although the total consideration is not currently determinable, the Company expects the aggregate consideration to be received under the agreement to be significantly less than the original cost of its acquisition of this business of $3,235,000. The Company did not record a gain or loss on the sale in the three months ended September 30, 2003.

Net revenues and operating income (loss) of Lyn Knight Currency Auctions, Inc. included in the Company's collectibles sales segment for the three months ended September 30, 2003, were $1,784,000 and $449,000, respectively, and for the three months ended September 30, 2002 were $610,000 and ($1,000), respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Those Sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements reflect our current expectations about trends in our business and our future financial performance. Our actual results in future periods may differ significantly from those expectations. The sections below entitled "Overview – Factors Affecting Revenues and Margins" and "Additional Factors That May Affect Future Operating Results" describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2003, which contains additional information regarding risks and uncertainties that could affect our future financial performance, or trends in our business or in our markets.

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

Our Business

Collectors Universe provides grading and authentication services for sportscards, rare coins, vintage stamps and authentication services for autographs and sports memorabilia. We also sell rare coins, sportscards, sports and entertainment memorabilia and other collectibles through auctions and direct sales channels. Most of our collectibles auctions are conducted utilizing a "multi-venue" format that may include in-person, Internet, mail-in, and telephone bidding options. This multi-venue format allows bidders to enter auction bids at any time and from any place in the manner that is most convenient for them. We also sell rare coins, sportscards, sports memorabilia and autographs through shows, catalogs, the Internet and by means of direct sales.

Critical Accounting Policies and Estimates

General.  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes and goodwill, we must make judgments, estimates and assumptions (which we will refer to in this discussion, collectively as "estimates") regarding future events and circumstances that could affect the value of those assets and liabilities, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories. Those estimates are based on current information available to us at the time they are made. Many of those events and circumstances; however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes. Any downward adjustments in value caused by those changes in estimates are commonly referred to as "write-downs" of the assets involved.

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

It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or "write-downs" in the carrying value of assets such as these. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as "bad debt reserves") and reserves for slow moving or obsolete inventory. Write-downs are charged against these reserves or allowances and those reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the period when the effects of those changed conditions or events become known. With respect to certain other assets, such as goodwill, we write down their carrying value directly in the event of an impairment by means of a charge to income. As a result, our estimates concerning future events and changes in those events or circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

In making our estimates, we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the realizable or recoverable amounts of those assets and establish adequate reserves or allowances for potential write-downs in the value of those assets. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

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

We record revenue from the sale of collectibles at our auctions at the time the collectible is either shipped or delivered in-person to the successful bidder, based on the bidder's preference. Shipment or delivery generally takes place after payment is received from the successful bidder, which can be as long as 60 days after completion of the auction. As a result, revenues from sales made at auctions conducted in the second half of a fiscal quarter usually will not be recorded until the subsequent quarter. However, for certain repeat bidders, we ship or deliver in-person the collectibles at the close of any auction and allow them to pay up to 60 days following the auction. Those sales also are recorded at the time of delivery or shipment. We also offer extended payment terms to certain collectors or dealers. For collectibles that we own and sell at auction, we record the successful bidder amount, or "hammer," as the sale of the merchandise and record the buyer's fee as commission earned. We also record the cost of the merchandise sold as cost of revenues. For collectibles that are consigned to us for auction, we record, as commissions earned, the amounts of the buyer's and seller's fees. Depending upon the type of collectibles auction, we charge successful bidders a 10% to 15% commission and generally charge consignors a 5% to 15% selling commission. On some large or important consignments, we may negotiate a reduced consignor commission or even pay a fee to the consignor.

We sometimes provide our customers with limited rights to return collectibles sold to them. We establish an allowance for estimated returns, if necessary, which reduces the amounts of our reported revenues, based on historical returns experience.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to creditworthy collectibles dealers. We regularly review their accounts and estimate the amount of and establish an allowance for uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, economic conditions that may affect the ability of dealers to keep their accounts current, and the value of any collateral securing the customer’s payment obligations. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions in the period they become known. For example, if the financial condition of any dealers or economic conditions were to deteriorate, adversely affecting the ability of the dealers to make payments on their account, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in the provision for doubtful accounts, an increase in the allowance will increase our operating expenses and, therefore, will cause a decline in our operating results in the period when the charge is recorded.

Inventory Valuation Reserve . Inventories are valued at the lower of cost or market and are reduced by an inventory valuation allowance to provide for declines in the value of our inventory, which consists of collectible coins, sportscards and other collectibles. The amount of the allowance is determined on the basis of historical experience, estimates concerning future economic conditions and estimates of future sales. If there was an economic downturn or a decline in sales that caused inventories of some collectibles to accumulate, it might become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results because such increases are effectuated by charges against income.

Goodwill and Intangible Assets . Goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under a new standard established by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, that became applicable in fiscal 2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

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

Overview of Factors that Affect Our Operating Results and Liquidity

Factors Affecting Revenues and Margins

Auction Revenues . We conduct our collectibles auctions periodically throughout the fiscal year. The number, scheduling and size of those auctions vary from quarter to quarter, depending largely on the volume, value and timing of the collectibles consignments that we are able to obtain for our auctions. For this reason, our auction revenue and, as a result, also our cash flow, can vary, sometimes significantly, from quarter to quarter. These circumstances make it difficult to forecast, on a quarterly basis, revenue that will be attributable to our auction business.

Gross Profit Margins . The gross profit margins on grading submissions are affected by the mix of submissions between vintage or "classic" coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, our prices for grading services vary depending on the "turn-around" time requested by dealers and collectors who submit collectibles to us for grading and authentication. As a general rule, dealers and collectors request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions.

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

Impact of Economic Conditions on Financial Performance.

    The Company generates substantially all of its revenues from the collectibles markets, which is affected by discretionary consumer spending. For that reason, unfavorable economic conditions have in the past, and could in the future, adversely affect the Company’s operating results and financial condition.

RESULTS OF OPERATIONS

Net Revenues
	Three Months Ended September 30,

	2003	2002

Net revenues	$17,187,000	$12,593,000

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

Overall, net revenues for the three months ended September 30, 2003 increased by 36% to $17,187,000, as compared to $12,593,000 in the corresponding three-month period of the prior year. Contributing to that overall increase was an increase of 57% in collectibles auction and direct sales revenues, and an increase of 10% in grading and authentication revenue, in the three-month period ended September 30, 2003, when compared to the same period last year.

The increase in auction and collectibles sales revenues was due primarily to (i) an increase in demand for rare coins and currency, which we believe may be the result of investors looking for investment alternatives to the stock market and the increases in market values of gold and silver that often occur during periods of economic uncertainty, and (ii) an increase in auction revenues that was primarily attributable to consignment sales that we made at the American Numismatic Association ("ANA") auction held in July 2003 in Baltimore, for which the Company was the exclusive auctioneer in 2003. Each year, the ANA entertains bids by auction companies for the right to conduct the annual ANA auction. Our Bowers & Merena division won the right for 2003; however, it did not win the right to conduct the ANA auctions held in 2002 or 2001, or the auction to be held in 2004. Also contributing to the increase in collectible sales revenue in the three months ended September 30, 2003 was our currency auction business, certain assets of which we sold at the end of September 2003. Its net revenues increased to $1,784,000 in the three months ended September 30, 2003 from $610,000 in the same period of 2002 due primarily to an increase in the number of auctions conducted in this year’s first quarter as compared to last year’s first quarter. See Note 7 to our Condensed Consolidated Financial Statements above.

The increase in grading and authentication revenue was due primarily to a continued increase in grading submissions of collectible coins, which was offset somewhat by a decrease in sportscard grading submissions. Grading submissions for coins began to increase noticeably in the quarter ended June 30, 2002 and continued to do so throughout the three months ended September 30, 2003. We believe that this increase has been attributable to a number of factors, including our introduction of new marketing programs and improvements in consumer confidence and increases in the market values of coins. On the other hand, sportscard grading revenues for the three months ended September 30, 2003, declined significantly compared to the same period last year, indicating a continued degradation in the demand for sportscard grading.

Gross Profit
	Three Months Ended September 30,

	2003	2002

Gross profit	$6,277,000	$5,474,000
Gross profit margin	37%	43%

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and the cost of owned collectibles sold in our auctions. Gross profit margin is gross profit stated as a percent of net revenues. Gross profit for the three months ended September 30, 2003 increased 15% due to the increase in both grading and collectibles sales revenues. However, the gross profit margin in the quarter ended September 30, 2003 declined to 37% from 43% in the same quarter of the prior year. That decline was due to a combination of factors, the most important of which consisted of (i) the more substantial increase in auction and direct collectibles sales revenue, than in our higher margin grading and authentication services, which caused lower margin sales to comprise a higher proportion of our total sales in the quarter ended September 30, 2003; and (ii) a decrease in the gross margin earned on the Company's auction and direct collectibles sales. That decrease in gross margin on collectible sales was attributable to decisions made in the current year’s first quarter to reduce the inventory of our slower moving owned collectibles by selling them at a discount, and to reduce the average rate charged for auction commissions in order to increase consignments and, thereby, the size of our collectibles auctions.

Selling, General and Administrative Expenses
	Three Months Ended September 30,

	2003	2002

SG&A	$5,447,000	$4,962,000
Percent of net revenues	32%	39%

Selling, general and administrative ("SG&A") expenses include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. SG&A expenses increased 10% to $5,447,000 for the three months ended September 30, 2003 from $4,962,000 in the corresponding period in the prior year. SG&A, as a percent of net revenues, decreased from 39% to 32% for the three-month period ended September 30, 2003, when compared to the same prior year period. The decline in SG&A expenses as a percentage of net revenues was attributable to the increase in net revenues in the three months ended September 30, 2003.

Provision for Doubtful Accounts
	Three Months Ended September 30,

	2003	2002

Provision for doubtful accounts	$83,000	$59,000
Percent of net revenues	0.5%	0.5%

The provision for doubtful accounts increased $24,000 in the three months ended September 30, 2003 as compared to the corresponding period of the prior year, in response to the increase in sales volume. As a result, the provision, as a percent of revenues, remained constant at 0.5% of net revenues.

Amortization of Goodwill and Intangibles
	Three Months Ended September 30,

	2003	2002

Amortization of goodwill and intangibles	$5,000	$19,000
Percent of net revenues	0.0%	0.2%

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in our statements of operations for the three months ended September 30, 2003 and 2002, respectively. See Note 4 to the Company’s Condensed Consolidated Financial Statements included earlier in this Report. The amortization charges in the three months ended September 30, 2003 and 2002 relate to intangible assets other than goodwill.

Interest Income, Net
	Three Months Ended September 30,

	2003	2002

Interest income, net	$39,000	$79,000
Percent of net revenues	0.2%	0.6%

Interest income, net declined in the three months ended September 30, 2003 as compared to the corresponding period of the prior year because the amount of interest bearing consignment advances that we made during the three months ended September 30, 2002 was higher due primarily to the timing of the auctions we conducted in last year’s first quarter as compared to this year’s first quarter.

Income Tax Benefit
	Three Months Ended September 30,

	2003	2002

Income tax expense (benefit)	$343,000	$216,000

The income tax expense recorded in the three months ended September 30, 2003 was calculated based on our expected federal and state effective income tax rate of 44% for fiscal year 2004.

Cumulative Effect of Change in Accounting Principle

Effective as of the July 1, 2002, which was the beginning of our fiscal year 2002, we adopted SFAS No. 142, Goodwill and Intangibles.  SFAS No. 142 requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the fair value of the recorded goodwill of a company’s assets, in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill on the books of the company. Based on this analysis, we determined that our goodwill, which totaled $14,961,000 as of June 30, 2002, had been impaired by $13,484,000. As a result, in accordance with SFAS No. 142, we reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge of $8,973,000, net of taxes of $4,511,000, in the quarter ended September 30, 2002. This charge, which reduced reported earnings for that three-month-period and stockholders’ equity at September 30, 2002, did not affect our tangible net worth and did not adversely affect our business operations or cash flows. See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $8,681,000 compared to cash and cash equivalents of $4,482,000 at June 30, 2003. We generally experience period-to-period fluctuations in our cash and cash equivalents balances due largely to the variability in the timing and size of our collectibles auctions. We generally pay consignors to our auctions on the 45 th day following the close of an auction.  However, some of the payments due for those collectibles from the winning bidders are not received until 60 days after an auction is completed. As a result, we experience significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" can cause significant fluctuations in our cash balances. As a result, we expect that our cash and cash equivalent balances will be subject to continuing period-to-period fluctuations in subsequent reporting periods.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support operations. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading. As discussed above, our auction activities experience significant fluctuations in cash flows depending upon each individual auction cycle and size of the auctions. Until the end of calendar 2002, we had a $1.5 million short-term unsecured credit facility with a commercial bank, which we had used occasionally to fund (i) advances to consignors primarily to our Bowers & Merena coin auctions, and (ii) short-term working capital requirements. Due to the relatively small size of that credit line, which was obtained from a local community bank where our Bowers & Merena division was headquartered, we decided to allow that credit line to expire, rather than to seek its renewal.

We are seeking a new and significantly larger line of credit primarily to enable us to fund advances to obtain larger collectibles consignments to our auctions and to provide advances to coin and other collectibles dealers as a means of generating additional interest income and also providing an additional incentive for large consignors and collectibles dealers to do business with us. We anticipate that any such advances that we might make generally would be secured by collectibles consigned to our auctions or dealers’ collectibles inventories. However, there is no assurance that we will be successful in obtaining such a line of credit.

Operating activities provided net cash of $4,333,000 during the three-month period ended September 30, 2003 as compared to providing net cash of $95,000 in the three-month period ended September 30, 2002. This internally-generated cash flow was due primarily to collections of tax refunds and decreases in inventories and notes receivable.

Net cash used in investing activities was $305,000 for the three-month period ended September 30, 2003 and consisted primarily of expenditures for fixed assets for the Company's new Bowers & Merena facility in Louisiana.

Financing activities provided net cash of $171,000 in the three-month period ended September 30, 2003, consisting of proceeds from sales of our shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations for the three-month period ended September 30, 2003.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third party obligations. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain asset purchase agreements, under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets. There were no guarantees issued in the three-month period ended September 30, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. The Company has no interests in variable interest entities and the adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of risks and uncertainties that could affect our future operating results and financial condition. Those risks and uncertainties include those discussed in the Section of this Quarterly Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors described under the caption " Factors That Could Affect Our Future Performance " contained in "Item 1 – DESCRIPTION OF BUSINESS," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these risks, uncertainties and other factors. In particular, the factors described in our Annual Report that could adversely affect our future financial performance include: the risk that the popularity of collectibles will decline or that general economic conditions will deteriorate, either of which can result in reductions in purchases of collectibles and in grading submissions by collectors and dealers; changes in the popularity of certain collectibles could cause revenues to fluctuate; frequency and fluctuations in the size of auctions, which are largely a function of our ability to obtain consignments of collectibles from dealers and collectors, also could cause our revenues to fluctuate; competition for limited supplies of high-end collectibles for auctions among collectibles companies which could have the effect of reducing profit margins; the dependence of our operations on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain consignments for our auctions or grading submissions and, therefore, could harm our operating results; the possibility of having to write down the carrying value of owned collectibles inventories because of market value fluctuations or an inability to sell collectibles in a timely manner; increased competition from other collectibles auction and grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; the risk that we will not generate adequate investment returns on new business opportunities; and government regulation that could cause operating costs to increase.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2003 and September 30, 2003, we had $4,482,000 and $8,681,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2003.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated September 30, 2003 was filed to report, under Item 12 – Disclosure of Results of Operations and Financial Condition, the issuance by the Company of its earnings release for the quarter and fiscal year ended June 30, 2003, a copy of which was included as Exhibit 99.1 to that Report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 14, 2003	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 14, 2003	/s/ MICHAEL J. LEWIS
Michael J. Lewis
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

E-1