Form 10-Q
period 2003-12-31
COLLECTORS UNIVERSE INC
filed 2004-02-17
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2004

Common Stock $.001 Par Value	6,111,320

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

i

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of December 31 and June 30, 2003
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$8,959	$4,482
Accounts receivable, net of allowance for doubtful accounts of $36 (December) and $29 (June)	395	454
Inventories, net	334	180
Prepaid expenses and other	610	638
Refundable income taxes	963	1,183
Deferred income taxes	1,066	1,066
Current assets of discontinued operations held for sale	15,636	15,947

Total current assets	27,963	23,950
Property and equipment, net	1,323	1,262
Deferred income taxes	6,467	6,467
Other assets	111	194
Non-current assets of discontinued operations held for sale	305	418

	$36,169	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$677	$917
Accrued liabilities	980	1,253
Accrued compensation and benefits	647	490
Deferred revenue	923	777
Current liabilities of discontinued operations held for sale	5,875	2,144

Total current liabilities	9,102	5,581
Deferred rent	401	391
Other long-term liabilities	17	-
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 40,000 shares authorized; issued 6,221 at December 31, 2003 and 6,255 at June 30, 2003	41,281	40,904
Accumulated deficit	(13,611)	(13,564)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders' equity	26,649	26,319

	$36,169	$32,291

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net revenues	$5,753	$4,123	$11,765	$9,233
Cost of revenues	2,107	1,677	4,331	3,517

Gross profit	3,646	2,446	7,434	5,716
Selling, general and administrative expenses	3,167	2,920	6,258	5,892

Operating income (loss)	479	(474)	1,176	(176)
Interest income, net	7	11	14	21
Other (expenses) income	(12)	9	(19)	8

Income (loss) before income taxes	474	(454)	1,171	(147)
Provision (benefit) for income taxes	170	(584)	483	(450)

Income from continuing operations before cumulative effect of change in accounting principle	$304	$130	$688	$303
Cumulative effect of change in accounting principle, net of income taxes of $27	-	-	-	(56)
Loss from operations of discontinued operations, net of income taxes	(782)	(579)	(735)	(9,373)

Net loss	$(478)	$(449)	$(47)	$(9,126)

Net income (loss) per basic share:
Income from continuing operations before cumulative effect of accounting change	$0.05	$0.02	$0.11	$0.05
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
Loss from operations of discontinued operations, net of income taxes	(0.13)	(0.09)	(0.12)	(1.52)

Net loss	$(0.08)	$(0.07)	$(0.01)	$(1.48)

Net income (loss) per diluted share:
Income from continuing operations before cumulative effect of accounting change	$0.05	$0.02	$0.11	$0.05
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
Loss from operations of discontinued operations, net of income taxes	(0.13)	(0.09)	(0.12)	(1.50)

Net loss	$(0.08)	$(0.07)	$(0.01)	$(1.46)

Weighted average shares outstanding:
Basic	6,167	6,129	6,164	6,172
Diluted	6,391	6,219	6,343	6,264

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Six Months Ended December 31,

	2003	2002

OPERATING ACTIVITIES:
Income from continuing operations	$688	$247
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	338	346
Loss on disposal of fixed assets	23	5
Cumulative effect of accounting change	-	56
Interest on note receivable from an officer	-	(5)
Provision for doubtful accounts	32	19
Deferred income taxes	-	(174)
Changes in operating assets and liabilities:
Accounts receivable	27	284
Inventories	(154)	88
Prepaid expenses and other assets	28	(21)
Refundable income taxes	220	226
Other assets	83	(47)
Accounts payable and accrued liabilities	(356)	(349)
Deferred revenue	146	34
Deferred rent	10	98
Other long-term liabilities	17	-

Net cash provided by operating activities	1,102	807
INVESTING ACTIVITIES:
Capital expenditures	(427)	(79)
Collections on notes receivables	-	22
Proceeds from sale of fixed assets	5	-

Net cash used in investing activities	(422)	(57)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	29	8
Proceeds from exercise of stock options	348	2

Net cash provided by financing activities	377	10

Discontinued Operations:
Net cash provided by operations of discontinued operations	3,420	926

Net increase in cash and cash equivalents	4,477	1,686
Cash and cash equivalents at beginning of period	4,482	4,947

Cash and cash equivalents at end of period	$8,959	$6,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$11	$326

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the six months ended December 31, 2002, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , the Company completed the impairment test and concluded that substantially all of its goodwill was impaired, resulting in an impairment charge, recorded in the six months ended December 31, 2002, of $56,000 (net of tax effect of $27,000) as a cumulative effect of accounting change and $8,917,000 (net of tax effect of $4,484,000) as a cumulative effect of accounting change included in loss from discontinued operations.

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the "Company"). All intercompany transactions and accounts have been eliminated.

Discontinued Operations

As discussed in Note 2, the Company approved a plan to discontinue its collectibles sales segment on December 4, 2003. The assets and related liabilities of this segment have been classified as held for sale and the related operating results have been classified as discontinued operations. The assets held for sale are stated at cost which does not exceed fair value less cost to sell; no impairment charges were required in connection with the classification as held for sale. The consolidated financial statements and related disclosures as of June 30, 2003 and for the three and six month periods ended December 31, 2002 have been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues consist of fees generated from the grading and authentication of sportscards, coins, autographs and stamps. Grading and authentication revenues are recognized when the graded item is returned to the customer. Grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the item is returned to the customer. For dealers who have open account status, we record revenue at the time the item is returned to the customer.

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

Stock Option Plans

At December 31, the Company has three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, Accounting for Stock Issued to Employees , and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 , Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)		(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net loss, as reported	$(478)	$(449)	$(47)	$(9,126)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	19	250	56	478

Pro forma net loss	$(497)	$(699)	$(103)	$(9,604)

Net loss per common share – basic:
As reported	$(0.08)	$(0.07)	$(0.01)	$(1.48)
Pro forma	$(0.08)	$(0.11)	$(0.02)	$(1.56)

Net loss per common share – diluted:
As reported	$(0.08)	$(0.07)	$(0.01)	$(1.46)
Pro forma	$(0.08)	$(0.11)	$(0.02)	$(1.53)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Dividend yield	-	-	-	-
Expected volatility	80%	75%	80%	75%
Risk-free interest rate	1.31%	1.26%	1.23%	2.81%
Expected lives	11 months	12 months	10 months	4 months

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations. However, as discussed in Note 2, the Company has classified the assets and related liabilities of the collectible sales segment as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS No. 144.

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

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others , an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others . FIN 45 elaborates on the disclosures to be made, in interim and annual financial statements of a company that has guaranteed the obligations of others, about its obligations under those guarantees. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the disclosure requirements became effective for financial statements for interim or annual periods that ended after December 15, 2002.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain asset purchase agreements under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets. There were no guarantees issued in the six-month period ended December 31, 2003.

In January 2003, the FASB issued FIN 46( R ), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and revised in December 2003. FIN 46( R ) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

2.         DISCONTINUED OPERATIONS

On December 4, 2003, the Company’s Board of Directors authorized management to proceed with the implementation of a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting and discontinuing the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS 144, the assets and related liabilities of the collectible sales segment, which comprises the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Actions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC businesses, have been classified as held for sale and the related operating results have been classified as discontinued operations. The consolidated financial statements as of June 30, 2003 and for the three and six month periods ended December 31, 2002 have also been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

The Company currently is in negotiations to sell its collectible coin and sports memorabilia auction businesses, which are its largest collectibles sales businesses. However, there is no assurance that those negotiations will culminate in a sale of those businesses. The Company is seeking purchasers for its remaining collectibles sales businesses as well.

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

The purchase price received in the Lyn Knight transaction was equal to the net book value of the assets sold and an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc. The Company will record this contingent consideration in future periods as the amount becomes determinable. Although the total consideration is not currently determinable, the aggregate consideration to be received in that transaction will be significantly less than the Company's original acquisition cost for this business of $3,235,000. The Company did not record a gain or loss on the sale in the three or six months ended December 31, 2003.

The operating results of the discontinued collectible sales segment included in the accompanying consolidated condensed statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net Revenues	$7,577	$7,189	$18,751	$14,672

Loss before income taxes	$(1,331)	$(962)	$(1,255)	$(757)
Income tax benefit	549	383	520	301
Cumulative effect of change in accounting principle, net of taxes of $4,484	-	-	-	(8,917)

Loss from operations of discontinued operations	$(782)	$(579)	$(735)	$(9,373)

Summary balance sheet information of the collectible sales segment net assets held for sale included in the accompanying condensed consolidated balance sheets, are as follows: (in thousands)

	Three Months Ended
	December 31, 2003	June 30, 2003

Current Assets:
Accounts receivable	$6,176	$4,198
Inventories	7,579	8,361
Consignment advances	1,480	1,511
Notes receivable	252	1,474
Other current assets	149	403

	$15,636	$15,947

Non-current Assets:
Property and Equipment, net	$86	$70
Notes receivable, net of current portion	145	224
Other Non-current assets	74	124

	$305	$418

Current Liabilities:
Consignors payable	$3,494	$895
Other current liabilities	2,381	1,249

	$5,875	$2,144

3.            PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)

	December 31,	June 30,
	2003	2003

Grading reference sets	$15	$15
Computer hardware and equipment	1,412	1,200
Computer software	885	881
Equipment	1,240	1,156
Furniture and office equipment	646	664
Leasehold improvements	455	455
Trading card reference library	52	52

	4,705	4,423
Less accumulated depreciation and amortization	(3,382)	(3,161)
Property and equipment, net	$1,323	$1,262

4.             GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142, Goodwill and Intangible Assets , which the Company adopted on July 1, 2002 (the first day of its 2003 fiscal year), requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets that have indefinite useful lives. An intangible asset with an indefinite useful life is required to be tested for impairment at least annually in accordance with the guidance in SFAS No. 142.

SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a "reporting unit" level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are its operating segments, which have been aggregated into its two reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization.

The Company completed the initial impairment test in the six months ended December 31, 2002 and concluded that its goodwill related to Professional Stamp Experts was impaired, resulting in a non-cash, after-tax charge of $56,000 or $0.01 per share. The charge was recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations for the six months ended December 31, 2002. Additionally, the Company recorded a non-cash after-tax charge of $8,917,000 as a cumulative effect of accounting change included in loss from discontinued operations for the impairment of goodwill related to its collectible sales segment.

On June 30, 2003, the Company tested its goodwill and other intangible assets in accordance with the provisions of SFAS No. 142 and concluded that the remaining unamortized goodwill was impaired, resulting in a pre-tax impairment loss of $6,000 recorded in the three months ended June 30, 2003. We also recorded a goodwill impairment charge of $1,471,000 included in loss from discontinued operations.

Market and economic conditions resulted in impairment to the goodwill.

5.         INCOME TAXES

Income tax expense was provided at a 41% rate for the six months ended December 31, 2003. This rate reflects the expected federal and state statutory rate of approximately 39% adjusted for certain permanent tax differences. The income tax benefit recorded in the six months ended December 31, 2002 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year to date period that was calculated based on our expected federal and state effective income tax rate for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

6.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share . Net income (loss) per share, is computed as follows:

	(in thousands, except per share data)		(in thousands, Except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Income from continuing operations before cumulative effect of accounting change applicable to common Stockholders	$304	$130	$688	$303
Cumulative effect of accounting change, net of income taxes (1)	-	-	-	(56)
Loss from discontinued operations, net of income taxes	(782)	(579)	(735)	(9,373)

Net loss	$(478)	$(449)	$(47)	$(9,126)

Income (loss) per basic share:
From continuing operations before cumulative effect of accounting change	$0.05	$0.02	$0.11	$0.05
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
From discontinued operations, net of income taxes	(0.13)	(0.09)	(0.12)	(1.52)

Net loss	$(0.08)	$(0.07)	$(0.01)	$(1.48)

Net income (loss) per diluted share:
From continuing operations before cumulative effect of accounting change	$0.05	$0.02	$0.11	$0.05
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
From discontinued operations, net of income taxes	(0.13)	(0.09)	(0.12)	(1.50)

Net loss	$(0.08)	$(0.07)	$(0.01)	$(1.46)

Weighted average shares outstanding:
Basic	6,167	6,129	6,164	6,172
Diluted	6,391	6,219	6,343	6,264

(1)    The accounting change in the six months ended December 31, 2002 is the result of the adoption of SFAS 142 on July 1, 2002, which required the Company to conduct a transitional goodwill impairment test that resulted in a non-cash goodwill impairment charge in that quarter (see Note 4).

7.             SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are organized based on the services it offers. Similar operating segments have been aggregated to a reportable operating segment based on having similar products or services, types of customers and similarity of economic characteristics, and other criteria under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

We operate in one reportable operating segment: the authentication and grading of collectibles. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the three or six months ended December 31, 2003 or 2002.

8.             EQUITY

In December 2003, the Company entered into an agreement with a former officer and board member of the Company whereby the Company cancelled the remaining term of the former officer’s non-competition agreement and the former officer returned to the Company, and the Company cancelled 133,333 shares of the Company’s common stock.

9.             OFFICE SUBLEASE

In October 2003, the Company entered into an agreement with an unrelated party to sublease a portion of its office space at its corporate office location. The sublease term will commence when the Company has completed certain tenant improvements as outlined in the sublease agreement and will end in November 2009. The monthly base rental amount of the sublease starts at $18,500 and adjusts periodically based on a fixed schedule.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Those Sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements reflect our current expectations about trends in our business and our future financial performance. Our actual results in future periods may differ significantly from those expectations. The sections below entitled "Overview – Factors Affecting Revenues and Margins" and "Additional Factors That May Affect Future Operating Results" describe some, but not all, of the factors that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2003, which contains additional information regarding risks and uncertainties that could affect our future financial performance, or trends in our business or in our markets.

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

Our Business

Except where otherwise noted, this discussion of our results of operation and financial condition relates almost entirely to the results of operations and the assets and liabilities of our continuing operations, which consist primarily of providing grading and authentication services for rare coins, sportscards, rare vintage stamps and authentication services for autographs and sports memorabilia, to collectibles dealers and auction businesses and individual collectors; and excludes our discontinued collectibles sales businesses, which are in the process of being sold. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information relating to our discontinued operations.

Critical Accounting Policies and Estimates

General. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes and goodwill, we must make judgments, estimates and assumptions (which we will refer to in this discussion, collectively as "estimates") regarding future events and circumstances that could affect the value of those assets and liabilities, such as future economic conditions that can affect our ability to collect our accounts receivable or sell our inventories. Those estimates are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those circumstances or unexpected events occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes or events. Any downward adjustments in value caused by those changes in estimates are commonly referred to as "write-downs" of the recorded values of the affected assets involved.

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

It is our practice in certain cases to establish reserves or allowances to record any downward adjustments or "write-downs" in the recorded values of assets such as accounts receivable.  Write-downs are charged against this reserve and the reserve is replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the period when the effects of those changed conditions or events become known. With respect to certain other assets or other long-lived assets, such as goodwill, we write down their carrying value directly in the event of an impairment by means of a charge to income.

Additionally, under GAAP, we also must make estimates regarding the periods during which, and also regarding the amounts at which, revenues are recorded. Those estimates will depend on such factors as the circumstances under which customers may be entitled to reject or adjust the payment for the services provided to them.

As a result, our estimates concerning future events and changes in circumstances can and will affect not only the amounts at which we record our assets on our balance sheet, but also our results of operations.

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

Revenue Recognition . We record, as deferred revenue, all prepaid grading submissions until the items submitted for grading have been graded and returned to the customer. Upon shipment back to the customer, we record the revenue from grading and deduct this amount from deferred revenue. For dealers who have open account status, we also record revenue at the time of shipment.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to creditworthy collectibles dealers and auction companies that utilize our grading services. We regularly review their accounts and estimate the amount of, and establish an allowance for, uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and economic conditions that may affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect changed circumstances or conditions in the period they become known. For example, if the financial condition of any dealers or economic conditions were to deteriorate, adversely affecting the ability of the dealers to make payments on their accounts, increases in the allowance may be required. Since increases in the allowance are created by recording a charge against income that is reflected in the provision for doubtful accounts, an increase in the allowance will increase our operating expenses and will therefore cause a decline in our operating results in the period when the charge is recorded.

Goodwill and Intangible Assets . Goodwill and intangible assets are reviewed for impairment annually or when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets , that became applicable in fiscal

2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Accordingly, we conducted that test at a "reporting unit" level and compared each reporting unit's fair value to its carrying value. We first determined that our operating segments, which have been aggregated into reportable segments, represent our reporting units. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization. On the basis of that valuation, we concluded that a substantial portion of our goodwill was impaired, and we recorded a non-cash after-tax charge in the first quarter of fiscal 2003 of $56,000 or $0.01 per share, as a cumulative effect of an accounting change and $8,917,000 as a cumulative effect of accounting change included in loss from discontinued operations.

We conducted an additional impairment test, in accordance with SFAS 142 at June 30, 2003 and concluded that all of our remaining goodwill was impaired and, as a result, we recorded an additional non-cash impairment charge of $6,000 in the quarter ended June 30, 2003, in that case as an operating expense rather than as a transitional charge for an accounting change. We also recorded a goodwill impairment charge of $1,471,000 included in loss from discontinued operations.

Overview of Factors that Affect Our Operating Results and Liquidity

Factors Affecting Revenues and Margins

Gross Profit Margins . The gross profit margins on grading submissions are affected by the mix of collectibles submitted for grading between (i) coins and sportscards and (ii) vintage or "classic" coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, the prices for grading and authentication of collectible coins are higher than those charged for the grading of sportscards. In addition, our prices for grading of collectible coins and sportscards vary depending on the "turn-around" time requested by our customers who submit collectibles to us for grading and authentication. As a general rule, customers request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions.

Impact of Economic Conditions on Financial Performance .

The Company generates substantially all of its revenues from the collectibles markets, and one of the important factors that can affect our business is the volume of purchases and sales of collectibles because dealers and collectors are more likely to submit collectibles for grading in connection with a purchase or sale of the collectibles than at other times. We believe that the volume of collectibles purchases and sales is, in turn, affected by discretionary consumer spending. For that reason, unfavorable economic conditions have in the past, and could in the future, adversely affect our operating results and financial condition. On the other hand, the effects of a decline in discretionary income due to unfavorable economic conditions often can be offset, at least somewhat, by increases in the opportunity for grading of gold bullion coins purchased by investors as a hedge against potential declines in other investments.

RESULTS OF OPERATIONS

Overview of Operating Results in the Three and Six Months Ended December 31, 2003

Discontinued Operations .

As is discussed in Note 2 to the Condensed Consolidated Financial Statements that are contained elsewhere in this Report, during the quarter ended December 31, 2003, we adopted and began implementing a plan to focus our financial and management resources and collectibles expertise on the operations and growth of our grading and authentication businesses by disposing of our collectibles auctions and retail sales businesses.

The decision to implement this plan was based on a number of factors and considerations that included, among others, the historical operating results of the grading and authentication businesses and those of the collectible sales and auction businesses; a lack of synergies between the collectibles sales and auction businesses and our grading authentication businesses, which, we have found, has made it difficult to achieve a meaningful reduction in our operating expenses; and the additional capital that would be required to grow our sales and auction businesses in comparison to the lower capital requirements of our grading and authentication businesses.

In furtherance of this plan, we are currently in negotiations to sell our collectible coin and sports memorabilia auction businesses; however there is no assurance that those negotiations will culminate in a sale of those businesses. We also will be seeking buyers for our other collectibles sales and auction businesses, Odyssey Publications and DHRC within a twelve-month period.

Accordingly, in accordance with SFAS 144, the assets and related liabilities of the collectible auctions and sales businesses have been classified as held for sale and the related operating results have been classified as discontinued operations in the financial statements included in this report. The consolidated financial statements as of June 30, 2003 and for the three and six month periods ended December 31, 2002 have also been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

Additionally, the discussion that follows regarding our results of operations in the three and six month periods ended December 31, 2003 and 2002 focuses almost entirely on our grading and authentication businesses which comprise our continuing operations.

Results of Operations for the Three and Six Months ended December 31, 2003 .

Continuing Operations . In the three and six month periods ended December 31, 2003, operating income increased to $479,000 and $1,176,000, respectively, from operating losses of $474,000 and $176,000, respectively, in the corresponding periods of fiscal 2003.

Pre-tax income from continuing operations increased to $474,000 and to $1,171,000 in the three and six month periods ended December 31, 2003, respectively, from pre-tax losses of $454,000 and $147,000, respectively, in the three and six month periods ended December 31, 2002.

These increases were largely attributable to increases in net revenues, gross profit and a slowing in the growth of selling, general and administrative expenses which increased by 8% and 6% in the three and six month periods of the current fiscal year as compared to increases in net revenues of 40% and 27%, respectively, in those periods. The increases in net revenues were fueled by increased demand for our grading services, particularly for collectible coins, on which we realize higher prices than from grading of other collectibles such as sportscards. This increased demand has continued during the first half of the current quarter ending March 31, 2004.

That increase in the demand for our coin grading services is largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors which we believe has been due in large part to a shift by investors of some of their funds from marketable securities to hard currency and (ii) new marketing programs that we initiated beginning in the first quarter of the current year.

Income from continuing operations also increased in both the three and six months ended December 31, 2003, but not to the same extent as did operating income and pre-tax income, largely because operating results in the three and six month periods ended December 31, 2002 included the effect of income tax benefits related to Enterprise Zone Hiring Tax Credits which were greater in amount than the pre-tax losses incurred during those periods. By contrast, we made provisions for income taxes in the three and six month periods ended December 31, 2003 of $170,000 and $483,000, respectively. As a result, in the three and six month periods ended December 31, 2003, income from continuing operations totaled $304,000, or $0.05 per diluted share, and $688,000 or $0.11 per diluted share, respectively, as compared to $130,000, or $0.02 per diluted share, and $303,000, and $0.05 per diluted share, respectively, in the same three and six month periods ended December 31, 2002.

Impact of Losses from Discontinued Operations . In the three months ended December 31, 2003, discontinued operations generated a loss of $782,000, or $0.13 per diluted share, which more than offset the income from continuing operations in that three month period. As a result, we incurred a net loss of $478,000, or $0.08 per diluted share for the three months ended December 31, 2003. In the six months ended December 31, 2003, the loss from discontinued operations was $735,000, or $0.12 per diluted share. As a result, we incurred a net loss of $47,000, or $0.01 per diluted share, for the six months ended December 31, 2003.

Statements of Operations Data

Net Revenues

Three Months Ended December 31,			Six Months Ended December 31,

2003	2002	% Increase	2003	2002	% Increase

$5,753,000	$4,123,000	40%	$11,765,000	$9,233,000	27%

Net revenues include fees generated from the grading and authentication of coins, sportscards, autographs and stamps. Net revenues are determined net of discounts and allowances.

The 40% increase in net revenues in the three months ended December 31, 2003, as compared to the corresponding three-month period of the prior year was primarily attributable to (i) a 20% increase in total collectible units graded from 438,000 for the three months ended December 31, 2002 to 525,000 for the same three-month period ended in 2003, and (ii) a shift in the mix of collectibles being graded to a greater proportion of coins which carry a higher average grading fee than sportscards.

For the six months ended December 31, 2003, the increase in net revenues resulted from a 9% growth in total collectibles units graded from 979,000 for the six month ended December 31, 2002 to 1,063,000 for the six months ended December 31, 2003 and a shift in the mix of total items graded to a greater proportion of coins.

Gross Profit

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Gross profit	$3,646,000	$2,446,000	$7,434,000	$5,716,000
Gross profit margin	63%	59%	63%	62%

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consists of labor to grade and authenticate coins and sportscards and warranty expense. Gross profit margin is gross profit stated as a percent of net revenues. The increases in gross profit and gross profit margin in the three months ended December 31, 2003 was due to a combination of factors, the most important of which consisted of (i) the more substantial increase in submissions of coins for grading and authentication services, on which we realize higher margins than sportscard submissions; and (ii) the overall increase in net revenues (described above), which caused the fixed elements of our cost of revenues to represent a lower percentage of total revenues, thereby increasing our gross profit margin percentage.

The 30% increase in gross profit for the six months ended December 31, 2003 was due primarily to the increase in our higher margin coin grading submissions, relative to sportscard grading submissions. The slight increase in our gross profit margin was due to fixed elements of our cost of revenues, in relation to the increase in net revenues.

We believe that the improvements in our gross profit and gross profit margin, particularly in the three months ended December 31, 2003, when net revenues increased by 40%, demonstrate the importance of increasing revenue to our overall profitability. As a result, we intend to seek opportunities to grow our revenues through internal growth of our grading businesses and by making opportunistic acquisitions that will increase the volume of grading submissions.

Selling, General and Administrative Expenses

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

SG&A	$3,167,000	$2,920,000	$6,258,000	$5,892,000
Percent of net revenues	55%	71%	53%	64%

Selling, general and administrative expenses ("SG&A") include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. The increase in the amounts of SG&A in the three and six month periods ended December 31, 2003 were largely attributable to the increases in grading submissions and expanded marketing programs that we believe contributed to that increase. On the other hand, SG&A decreased as a percent of net revenues, in both the three and six months periods ended December 31, 2003, indicating that such expenses grew at a slower rate than did net revenues. That decrease was largely attributable to measures taken to slow the rate of growth of such expenses.

Interest Income, Net

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Interest income, net	$7,000	$11,000	$14,000	$21,000
Percent of net revenues	0.1%	0.3%	0.1%	0.2%

The declines in interest income net in the three and six months ended December 31, 2003 was primarily attributable to a decline in short-term interest rates

Income Tax Expense (Benefit)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Income tax expense (benefit)	$170,000	$(584,000)	$483,000	$(450,000)

The income tax expense recorded in the six months ended December 31, 2003 was calculated based on our expected federal and state effective income tax rate of 41% for fiscal year 2004. The income tax benefit recorded in the six months ended December 31, 2002 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year-to-date period that was calculated based on our expected federal and state effective income tax rate for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

Cumulative Effect of Change in Accounting Principle

Effective as of the July 1, 2002, which was the beginning of our fiscal year 2003, we adopted SFAS No. 142, Goodwill and Intangibles . SFAS No. 142 requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the implied fair value of the recorded goodwill in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill of a reporting unit. Based on this analysis, we determined that our goodwill, which totaled $89,000 as of June 30, 2002, had been impaired by $83,000. As a result, in accordance with SFAS No. 142, we reported, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge of $56,000, net of taxes of $27,000, in the quarter ended September 30, 2002. This charge, which reduced reported earnings for that three-month-period and stockholders’ equity at September 30, 2002, did not affect our tangible net worth and did not adversely affect our business operations or cash flows. See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $8,959,000 compared to cash and cash equivalents of $4,482,000 at June 30, 2003. We have generally experienced period-to-period fluctuations in our cash and cash equivalents balances due largely to the variability in the timing and size of our collectibles auctions, which are reported in the statement of operations under discontinued operations. We have generally paid consignors to our auctions on the 45 th day following the close of an auction. However, some of the payments due from the winning bidders are not received until 60 days after an auction is completed. As a result, we have experienced significant cash outflows within the first 45 days, and cash inflows beginning 60 days, following completion of a large auction until this auction cycle resumes. Depending on the number of auctions held in any fiscal period, the relative size of those auctions in terms of the number and value of the items sold and the timing of each auction, this auction "cycle" has sometimes caused significant fluctuations in our cash balances.

We currently expect to use approximately $3,500,000 of our cash and cash equivalent balances during the current quarter ending March 31, 2004, to fund payments to consignors whose collectibles were sold at auctions that we conducted in December 2003. Obligations for monthly lease expense through 2006 under operating leases related to the discontinued businesses aggregate $361,000.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support our grading operations and, to a great extent, also our auction businesses extent. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading.

Continuing operations provided net cash of $1,102,000 during the six-month period ended December 31, 2003 primarily from operating profits and collections of tax refunds. This compares to net cash from continuing operations of $807,000 in the six-month period ended December 31, 2002.

Net cash used in investing activities was $422,000 for the six-month period ended December 31, 2003 and consisted primarily of expenditures for upgrading the Company’s corporate computer hardware, and secondarily for new tooling for producing plastic, tamper resistant holders in which collectible coins and sports cards that we grade or authenticate are placed prior to their being sent back to the customer. The new tooling is expected to enable us to reduce the costs of producing these holders.

Financing activities provided net cash of $377,000 in the six-month period ended December 31, 2003, consisting of proceeds from sales of our shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

At June 30, 2003, we had the following outstanding obligations under operating leases for years ending June 30:

2004	$1,153,000
2005	1,115,000
2006	1,125,000
2007	1,151,000
2008	1,179,000
Thereafter	1,637,000

$7,360,000

With the exception of those obligations, we do not have any material financial obligations, such as long term debt, capital lease, or purchase obligations and we believe that our existing cash balances and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months.

We are seeking a line of credit primarily to enable us to provide advances to coin and other collectibles dealers as a means of generating additional interest income and also providing an additional incentive for large collectibles dealers to do business with us. We anticipate that any such advances that we might make generally would be secured by dealers’ collectibles inventories. However, there is no assurance that we will be successful in obtaining such a line of credit.

We believe that our existing cash balances and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability. Depending on our profitability and working capital requirements, we may require additional financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our stockholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects, our stock price performance and conditions then prevailing in the relevant capital markets.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations. However, as discussed in Note 2, the Company has classified the assets and related liabilities of the collectible sales segment as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS No. 144.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others , an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third party obligations. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain asset purchase agreements under which the company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets. There were no guarantees issued in the six-month period ended December 31, 2003.

In January 2003, the FASB issued FIN 46( R ), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and revised in December 2003. FIN 46( R ) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are a number of risks and uncertainties that could affect our future operating results and financial condition. Those risks and uncertainties include those discussed in the Section of this Quarterly Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors described under the caption " Factors That Could Affect Our Future Performance " contained in "Item 1 – DESCRIPTION OF BUSINESS," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these risks, uncertainties and other factors. In particular, the factors described in our Annual Report that could adversely affect our future financial performance include: the risk that the popularity of collectibles will decline or that general economic conditions will deteriorate, either of which can result in reductions in grading submissions by collectors and dealers; changes in the popularity of, and therefore in the volume or mix of collectibles submitted for grading, which could cause our revenues to fluctuate or decline; the dependence of our operations on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain grading submissions and, therefore, could harm our operating results; increased competition from other collectibles grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; the risk that we will not generate adequate investment returns on new business opportunities; and government regulation that could cause operating costs to increase.

In addition, although we believe that our strategy to divest ourselves of the collectibles sales and auction businesses and focus substantially all of our financial and management resources on our grading business will result in improvements in the profitability of our business, there is no assurance that our strategy will prove to be successful. Among other things, one consequence of our strategy is that there will be a decline in our revenues from continuing operations. As a result, our profitability will suffer if we are unable to reduce our general and administrative expenses to bring them in line with our lower revenue base. Also, there is a practical limit on the amount by which expenses can be reduced as a means of improving profitability. As a result, our success in the future will depend as well on our ability to achieve internal growth in our grading businesses and to find and take advantage of opportunities to acquire other businesses that provide value added services to the collectibles markets in which we operate.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2003 and June 30, 2003, we had $8,959,000 and $4,482,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4.    CONTROLS AND PROCEDURES

    The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 5, 2003. At that meeting, stockholders voted (i) on the election of six directors to serve for a term of one year (the "Election of Directors"), and (ii) the approval of the 2003 Stock Incentive Plan, which provides for the grant of options and rights to purchase up to an aggregate of 500,000 shares of common stock to officers and other employees, non-employee directors and service providers of the Company and its subsidiaries (the "2003 Stock Incentive Plan").

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

Nominees	Votes For	Votes Withheld

A. Clinton Allen	4,916,205	138,750
Deborah A. Farrington	4,916,205	138,750
Ben A. Frydman	4,916,205	138,750
David G. Hall	4,916,205	138,750
Michael R. Haynes	4,916,205	138,750
A. J. "Bert" Moyer	4,916,205	138,750
Van D. Simmons	4,916,205	138,750

2003 Stock Incentive Plan. Approval of the 2003 Stock Incentive Plan required the affirmative vote of the holders of more than 50% of the shares that were present or represented and entitled to be voted at the Annual Meeting. For this purpose, broker non-votes were deemed not to have been entitled to vote on this matter. The stockholders approved the 2003 Stock Incentive Plan by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes

3,139,979	140,236	3,779	1,771,223

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A Current Report on Form 8-K dated November 13, 2003 was filed to report, under Item 12 – Disclosure of Results of Operations and Financial Condition, the issuance by the Company of its earnings release for the quarter ended September 30, 2003, which was the first quarter of its current fiscal year.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 17, 2004	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 17, 2004	/s/ MICHAEL J. LEWIS
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