Form 10-Q
period 2004-03-30
COLLECTORS UNIVERSE INC
filed 2004-05-17
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004

Common Stock $.001 Par Value	6,202,106

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I	Financial Information	Page

Item 1.	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2004 and June 30, 2003 and June 30, 2003	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2004 and 2003 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2004 and 2003 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K and Exhibits	24

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS
Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

i

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2004, and June 30, 2003
(in thousands, except per share data)
(unaudited)
	March 31,	June 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$15,739	$4,482
Accounts receivable, net of allowance for doubtful accounts of $27 (March) and $29 (June)	675	454
Inventories, net	403	180
Prepaid expenses and other	763	638
Refundable income taxes	-	1,183
Deferred income taxes	1,066	1,066
Current assets of discontinued operations held for sale	7,597	15,947

Total current assets	26,243	23,950
Property and equipment, net	1,117	1,262
Deferred income taxes	6,467	6,467
Other assets	107	194
Non-current assets of discontinued operations held for sale	183	418

	$34,117	$32,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$587	$917
Accrued liabilities	1,050	1,253
Accrued compensation and benefits	767	490
Income taxes payable	748	-
Deferred revenue	1,217	777
Current liabilities of discontinued operations held for sale	1,274	2,144

Total current liabilities	5,643	5,581
Deferred rent	401	391
Other long-term liabilities	40	-
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 40,000 shares authorized; issued and outstanding 6,186 at March 31, 2004 and 6,255 at June 30, 2003	41,673	40,904
Accumulated deficit	(12,619)	(13,564)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)

Total stockholders' equity	28,033	26,319

	$34,117	$32,291

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31	March 31,
	2004	2003	2004	2003

Net revenues	$6,896	$5,171	$18,661	$14,404
Cost of revenues	2,479	2,059	6,810	5,576

Gross profit	4,417	3,112	11,851	8,828
Selling, general and administrative expenses	3,041	3,277	9,299	9,169

Operating income (loss)	1,376	(165)	2,552	(341)
Interest income, net	11	64	25	85
Other expenses	(4)	(14)	(23)	(6)

Income (loss) before income taxes	1,383	(115)	2,554	(262)
Provision (benefit) for income taxes	592	(40)	1,075	(490)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$791	$(75)	$1,479	$228
Cumulative effect of change in accounting principle, net of income taxes of $27	-	-	-	(56)
Gain (loss) from discontinued operations, net of income taxes	201	50	(534)	(9,323)

Net income (loss)	$992	$(25)	$945	$(9,151)

Net income (loss) per basic share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.13	$(0.01)	$0.24	$0.04
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(0.01)
Gain (loss) from discontinued operations, net of income taxes	0.03	0.01	(0.09)	(1.51)

Net income (loss)	$0.16	$0.00	$0.15	$(1.48)

Net income (loss) per diluted share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.13	$(0.01)	$0.24	$0.04
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
Gain (loss) from discontinued operations, net of income taxes	0.03	0.01	(0.09)	(1.51)

Net income (loss)	$0.16	$0.00	$0.15	$(1.48)

Weighted average shares outstanding:
Basic	6,135	6,131	6,160	6,162
Diluted	6,319	6,131	6,306	6,162

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Nine Months Ended March 31,

	2004	2003

OPERATING ACTIVITIES:
Income from continuing operations	$1,479	$228
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	500	565
Loss on disposal of fixed assets	31	6
Cumulative effect of accounting change		56
Interest on note receivable		(6)
Provision for doubtful accounts	25	76
Provision for inventory write down	38
Deferred income taxes		(174)
Changes in operating assets and liabilities:
Accounts receivable	(246)	310
Inventories	(261)	48
Prepaid expenses and other assets	(125)	(214)
Income taxes receivable/payable	1,931	234
Other assets	87	(65)
Accounts payable, accrued liabilities and accrued compensation	(256)	(556)
Deferred revenue	440	322
Deferred rent	10	104
Other long-term liabilities	40	-

Net cash provided by operating activities	3,693	934
INVESTING ACTIVITIES:
Capital expenditures	(456)	(262)
Collections on notes receivables		22
Proceeds from sale of fixed assets	70	1

Net cash used in investing activities	(386)	(239)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	21	15
Proceeds from exercise of stock options	748	2

Net cash provided by financing activities	769	17

Discontinued Operations:
Net cash provided by discontinued operations	7,181	3,194

Net increase in cash and cash equivalents	11,257	3,906
Cash and cash equivalents at beginning of period	4,482	4,947

Cash and cash equivalents at end of period	$15,739	$8,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$14	$329

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the nine months ended March 31, 2003, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the impairment test and concluded that substantially all of its goodwill was impaired, resulting in an impairment charge, recorded in the nine months ended March 31, 2003, of $56,000 (net of tax effect of $27,000) as a cumulative effect of accounting change and $8,917,000 (net of tax effect of $4,484,000) as a cumulative effect of accounting change included in loss from discontinued operations.

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

Discontinued Operations

As discussed in Note 2, the Company approved a plan to discontinue its collectibles sales segment on December 4, 2003. The assets and related liabilities of this segment have been classified as held for sale and the related operating results have been classified as discontinued operations. The assets held for sale are stated at cost which does not exceed fair value less cost to sell and no impairment charges were required in connection with the classification of these assets as held for sale. The consolidated financial statements and related disclosures as of June 30, 2003 and for the three and nine-month periods ended March 31, 2003 have been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues consist of fees generated from the grading and authentication of sportscards, coins, autographs and stamps. Grading and authentication revenues are recognized when the graded item is shipped to the customer. Grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers who have open account status, we also record revenue at the time the item is shipped to the customer.

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

Stock Option Plans

At March 31, the Company has three stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)		(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Net income (loss), as reported	$992	$(25)	$945	$(9,151)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	30	1,123	(242)	514

Pro forma net income (loss)	$1,022	$1,098	$703	$(8,637)

Net income (loss) per common share – basic:
As reported	$0.16	$0.00	$0.15	$(1.48)
Pro forma	$0.17	$0.18	$0.11	$(1.40)

Net income (loss) per common share – diluted:
As reported	$0.16	$0.00	$0.15	$(1.48)
Pro forma	$0.16	$0.18	$0.11	$(1.40)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004*	2003	2004	2003

Dividend yield	-	-	-	-
Expected volatility	-	75.00%	80.00%	75.00%
Risk-free interest rate	-	1.45%	1.23%	1.45%
Expected lives	-	27 months	10 months	25 months

* No options were granted during the quarter ended March, 31, 2004

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for financial statements issued for fiscal years that began after
September 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations. However, as discussed in Note 2, the Company has classified the assets and related liabilities of the collectible sales segment as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS No. 144 (see note 2 below).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues of significance regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 became effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made, in interim and annual financial statements of a company that has guaranteed the obligations of others, about its obligations under those guarantees. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the disclosure requirements became effective for financial statements for interim or annual periods that ended after December 15, 2002.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain asset purchase agreements under which the company may provide customary indemnification to the seller or buyer of the business being acquired; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets. There were no guarantees issued in the nine-month period ended March 31, 2004.

In January 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003.
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

2.   DISCONTINUED OPERATIONS

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting and discontinuing the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS 144, the assets and related liabilities of the collectible sales segment, which included the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Actions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC businesses, were classified as held for sale and the related operating results were classified as discontinued operations, effective as of October 1, 2003. The consolidated financial statements as of June 30, 2003 and for the three and nine month periods ended March 31, 2003 have also been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

On February 19, 2004 the Company sold to Spectrum Numismatics International, Inc. (“Spectrum”), a subsidiary of Greg Manning Auctions, Inc., the businesses and certain assets of the Company’s Bowers & Merena Auction, Kingswood Coin Auction, and Superior Sports Auction divisions (collectively the “BK&S Divisions”). The Company retained ownership of its inventory of collectibles and the then outstanding accounts receivables related to the BK&S Divisions and Spectrum assumed certain outstanding contractual obligations of these auction businesses.

The consideration for the businesses was $2.5 million in cash, of which $1,025,000 was paid to the Company on February 19, 2004 and the balance is to be received in three installments: i) $922,500 no later than June 18, 2004; ii) $102,500 contingent on certain future events; and iii) $460,000 on February 19, 2005. The Company will receive an additional amount which will be determined on the basis of the future sales revenues of the BK&S Divisions over the two year period following February 19, 2004. The Company recorded a pre-tax gain of $1,797,000 on the sale in the three and nine-months ended March 31, 2004. The Company will recognize the contingent consideration in future periods as the contingency is resolved and the amounts become determinable.

In furtherance of its strategy to focus its business on the provision of value added collectibles services and to dispose of its collectibles sales businesses, in March 2003 the Company discontinued its business, operated under the name “David Hall Rare Coins” (or “DHRC”), of selling coins at retail. In connection with the operation of that business, the Company had utilized certain intangible assets and trade secrets obtained under a license agreement from an affiliate of David Hall and Van Simmons, two of the Company’s largest stockholders and also two of its directors. In connection with the discontinuance of the DHRC business, and with the approval of the disinterested members of its Board of Directors, the Company terminated that license agreement.

The Company is currently in negotiations to sell its remaining collectibles sales businesses as well.

On September 17, 2003, the Company sold certain assets of its currency auction business, operated by its wholly owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had been president of that subsidiary and had managed that business for the Company. The Company retained ownership of its inventory of collectible currencies and the then outstanding accounts receivable of this business and Collectible Properties, Inc. assumed certain outstanding contractual obligations of the currency auction business.

The consideration received in the Lyn Knight transaction was equal to the net book value of the assets sold plus an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc. as provided for in the agreement. The Company will record this contingent consideration in future periods as the amount becomes determinable. Although the total consideration is not currently determinable, the estimated aggregate consideration to be received in that transaction will be significantly less than the Company’s original acquisition cost for this business of $3,235,000. The Company recorded a pre-tax gain of $75,000 on the sale in the three and nine months ended March 31, 2004.

The operating results of the discontinued collectible sales segment included in the accompanying consolidated condensed statements of operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Net Revenues	$4,789	$10,433	$23,540	$25,105

Income (loss) from operations	$(1,578)	$38	$(2,833)	$(719)
Gain on sale	1,872	-	1,872	-
Income tax (benefit) expense	93	12	(427)	(313)
Cumulative effect of change in accounting principle, net of taxes of $4,484	-	-	-	(8,917)

Income (loss) from operations of discontinued operations	$201	$50	$(534)	$(9,323)

Summary balance sheet information of the collectible sales segment net assets held for sale included in the accompanying condensed consolidated balance sheets, are as follows: (in thousands)

	March 31, 2004	June 30, 2003

Current Assets:
Accounts receivable	$2,576	$4,198
Inventories	4,423	8,361
Consignment advances	314	1,511
Notes receivable	184	1,474
Other current assets	100	403

	$7,597	$15,947

Non-current Assets:
Property and Equipment, net	$15	$70
Notes receivable, net of current portion	145	224
Other Non-current assets	23	124

	$183	$418

Current Liabilities:
Consignors payable	$25	$895
Other current liabilities	1,249	1,249

	$1,274	$2,144

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)

	March 31,	June 30,
	2004	2003

Grading reference sets	$15	$15
Computer hardware and equipment	1,360	1,200
Computer software	885	881
Equipment	1,274	1,156
Furniture and office equipment	627	664
Leasehold improvements	422	455
Trading card reference library	52	52

	4,635	4,423

Less accumulated depreciation and amortization	(3,518)	(3,161)

Property and equipment, net	$1,117	$1,262

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

The Company completed the initial impairment test in the nine months ended March 31, 2003 and concluded that its goodwill related to Professional Stamp Experts was impaired, resulting in a non-cash, after-tax charge of $56,000 or $0.01 per share. The charge was recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations for the nine months ended March 31, 2003. Additionally, the Company recorded a non-cash after-tax charge of $8,917,000 as a cumulative effect of accounting change included in loss from discontinued operations for the impairment of goodwill related to its collectible sales segment.

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

5.   INCOME TAXES

Income tax expense was provided at a 40.7% rate for the nine months ended March 31, 2004. This rate reflects the expected federal and state statutory rate of approximately 39% adjusted for certain permanent tax differences. The income tax benefit recorded in the nine months ended March 31, 2003 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year to date period that was calculated based on our expected federal and state effective income tax rate for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

6.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income (loss) per share, is computed as follows:

	(in thousands, except per share data)		(in thousands, Except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Income (loss) from continuing operations before cumulative effect of accounting change applicable to common Stockholders	$791	$(75)	$1,479	$228
Cumulative effect of accounting change, net of income taxes (1)	-	-	-	(56)
Gain (loss) from discontinued operations, net of income taxes	201	50	(534)	(9,323)

	$992	$(25)	$945	$(9,151)

Income (loss) per basic share:
From continuing operations before cumulative effect of accounting change	$0.13	$(0.01)	$0.24	$0.04
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
From discontinued operations, net of income taxes	0.03	0.01	(0.09)	(1.51)

Net income (loss)	$0.16	$0.00	$0.15	$(1.48)

Net income (loss) per diluted share:
From continuing operations before cumulative effect of accounting change	$0.13	$(0.01)	$0.24	$0.04
Cumulative effect of accounting change, net of income taxes	-	-	-	(0.01)
From discontinued operations, net of income taxes	0.03	0.01	(0.09)	(1.51)

Net income (loss)	$0.16	$0.00	$0.15	$(1.48)

Weighted average shares outstanding:
Basic	6,135	6,131	6,160	6,162
Diluted	6,319	6,131	6,306	6,162

(1)   The accounting change in the nine months ended March 31, 2003 is the result of the adoption of SFAS 142 on July 1, 2002, which required the Company to conduct a transitional goodwill impairment test that resulted in a non-cash goodwill impairment charge in that quarter (see Note 4).

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

The Company operates in one reportable operating segment: the authentication and grading of collectibles. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the three or nine months ended March 31, 2004 or 2003

8.   EQUITY

In December 2003, the Company entered into an agreement with a former officer and board member of the Company whereby the Company cancelled the remaining term of the former officer’s non-competition agreement and the former officer returned to the Company, and the Company cancelled 133,333 shares of the Company’s common stock.

9.   OFFICE SUBLEASE

In October 2003, the Company entered into an agreement with an unrelated party to sublease a portion of its office space at its corporate office location. The sublease term commenced in March 2004 and will end in November 2009. The monthly base rental amount of the sublease starts at $18,500 and adjusts periodically based on a fixed schedule.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 in this Part I of this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements reflect our current expectations about conditions affecting, and trends in our business, and our future financial performance. Our actual results in future periods may differ significantly from those expectations due to risks and uncertainties to which our business is subject. The sections below entitled “Overview – Factors Affecting Revenues and Margins” and “Additional Factors That May Affect Future Operating Results” describe some, but not all, of the risk factors or uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2003, which contains additional information regarding risks and uncertainties that could affect our future financial performance, or trends in our business or in our markets.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance as set forth in this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K referred to above.

Our Business

Except where otherwise noted, this discussion of our results of operation and financial condition relates almost entirely to the results of operations and the assets and liabilities of our continuing operations, which consist primarily of providing grading and authentication services for rare coins, sportscards, rare vintage stamps, autographs and sports memorabilia, to collectibles dealers and auction businesses and individual collectors; and excludes our discontinued collectibles auction and direct sales businesses, which have been or are in the process of being sold. See Note 2 of Notes to Condensed Consolidated Financial Statements for further information relating to our discontinued operations.

Critical Accounting Policies and Estimates

General. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In determining the carrying value of some of our assets and liabilities, principally accounts receivable, inventories, warranty obligations, deferred income taxes and goodwill, we must make judgments, estimates and assumptions (which we will refer to in this discussion, collectively as “estimates”) regarding economic and market conditions and trends that could affect the value of those assets and liabilities, such as future economic conditions that can affect our ability to collect our accounts receivable or sell our inventories. Those estimates are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those conditions or trends or unexpected events occur thereafter, GAAP may require us to adjust our earlier estimates that are affected by those changes or events. Any downward adjustments in value caused by those changes in estimates are commonly referred to as “write-downs” of the recorded values of the affected assets involved.

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

It is our practice in certain cases to establish reserves or allowances, such as bad debt reserves or reserves for inventory obsolescence, against which we are able to charge any such downward adjustments or “write-downs” in the recorded values of assets in those cases where the events or circumstances that would cause such write-downs are reasonably foreseeable or represent risks that are an inherent part of our business. Write-downs are charged against such reserves and the reserves are replenished following such write downs, or increased to take account of changed conditions or events, by charges to income or increases in expense in our statement of operations in the period when the effects of those changed conditions or events become known. With respect to certain other assets and long-lived assets, such as goodwill, we write down their carrying value directly, in the event of an impairment by means of a charge to income.

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

Revenue Recognition. We record, as deferred revenue, all prepaid grading submissions until the items submitted for grading have been graded and shipped back to the customer. At that time we record the revenue from grading and deduct this amount from deferred revenue. In the case of dealers to whom we extend credit, we also record revenue at the time the graded item is shipped back to the dealer.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to creditworthy collectibles dealers and auction companies that utilize our grading services. We regularly review their accounts and estimate the amount of, and establish an allowance for, uncollectible amounts in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and economic conditions or trends that may affect the ability of those customers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period and, based on that review, are revised to reflect any changed circumstances or conditions in the period they become known. For example, if the financial condition of any dealers or economic conditions were to deteriorate, adversely affecting their ability to keep their accounts current, increases in the allowance may be required. Since increases in the allowance are created by recording a charge against income that is reflected in the provision for doubtful accounts, an increase in the allowance will increase our operating expenses and will therefore cause a decline in our operating results in the period when the charge is recorded.

Goodwill and Intangible Assets. Goodwill and intangible assets are reviewed for impairment annually or when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, that became applicable in fiscal 2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Accordingly, we conducted that test at a “reporting unit” level and compared each reporting unit's fair value to its carrying value. We first determined that our operating segments, which have been aggregated into reportable segments, represent our reporting units. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization. On the basis of that valuation, we concluded that a substantial portion of our goodwill, which was primarily attributable to our discontinued operations, was impaired and in the first quarter of fiscal 2003 we recorded, as a cumulative effect of accounting change, a non-cash after-tax charge of $8,917,000 which was included in the loss from discontinued operations for the nine months ended March 31, 2003. At the same time we recorded, also as a cumulative effect of accounting change, a non-cash after-tax charge of $56,000, or $0.01 per share, against income from continuing operations.
We conducted an additional impairment test, in accordance with SFAS 142 at June 30, 2003, and concluded that all of our remaining goodwill was impaired and, as a result, in the quarter ended June 30, 2003 we recorded, as operating expense, rather than as transitional charges for an accounting change, an additional non-cash impairment charges of (i) $6,000 against income from continuing operations and (ii) $1,471,000 against income from discontinued operations.

Overview of Factors that Affect Our Operating Results and Liquidity

Factors Affecting Revenues and Margins

Gross Profit Margins. The gross profit margins on grading submissions are affected by the mix of collectibles submitted for grading between (i) coins and sportscards and (ii) vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, the prices for grading and authentication of collectible coins are higher than those charged for the grading of sportscards. In addition, our prices for grading of collectible coins and sportscards vary depending on the “turn-around” time requested by our customers who submit collectibles to us for grading and authentication. As a general rule, customers request faster turn-around and, therefore, pay higher amounts for the grading of vintage or classic coins and sportscards than they do for modern submissions.

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

RESULTS OF OPERATIONS

Overview of Operating Results in the Three and Nine Months Ended March 31, 2004

General - Discontinued Operations.

As is discussed in Note 2 to the Condensed Consolidated Financial Statements that are contained elsewhere in this Report, during the quarter ended December 31, 2003, we adopted and began implementing a plan to focus our financial and management resources and collectibles expertise on the operations and growth of our grading and authentication businesses and, therefore, to dispose of our collectibles auctions and retail sales businesses.

The decision to implement this plan was based on a number of factors and considerations that included, among others, the fact that the historical operating results of the grading and authentication businesses were significantly better than those of our collectible sales and auction businesses; variability in the period to period operating results of our collectible sales and auction businesses, which made it difficult to achieve consistency and predictability in our results of operations; a lack of synergies between the collectibles sales and auction businesses and our grading authentication businesses, which made it difficult to achieve meaningful reductions in our operating expenses; and the additional capital that would be required to grow our sales and auction businesses in comparison to the lower capital requirements of our grading and authentication businesses.

As a result of our decision to dispose of our collectibles sales businesses, in accordance with SFAS 144, the assets and related liabilities of those businesses have been classified as held for sale and their related operating results have been classified as discontinued operations in the financial statements included in this Report. The consolidated financial statements as of June 30, 2003 and for the three and nine-month periods ended March 31, 2003 have also been restated to classify the assets and related liabilities of this segment as held for sale and the related operating results as discontinued operations.

Additionally, the discussion that follows regarding our results of operations in the three and nine-month periods ended March 31, 2004 and 2003 focuses almost entirely on our grading and authentication businesses which comprise our continuing operations.

Results of Operations for the Three and Nine Months ended March 31, 2004

Continuing Operations. The following table shows that we were able to increase our net revenues and gross profits, while reducing selling, general and administrative expenses as a percentage of net revenues, in the three and nine-month periods ended March 31, 2004. As a result, we were able to substantially increase our operating income, pre-tax income and income before the cumulative effect of change in accounting principle during those periods.

	Three Months Ended March 31,			Nine Months Ended March 31,

	2004	2003		2004	2003

	Amounts		% Change	Amounts		% Change
	(Dollars in thousands)			(Dollars in thousands)

Net revenues	$6,896	$5,171	33%	$18,661	$14,404	30%
Gross profit	4,417	3,112	42%	11,851	8,828	34%
Selling, general and administrative expenses	3,041	3,277	(7)%	9,299	9,169	1%
Operating income (loss)	1,376	(165)	*	2,552	(341)	*
Income (loss) before income taxes	1,383	(115)	*	2,554	(262)	*
Income (loss) from continuing operations (before the cumulative effect of change in accounting principle)	791	(75)	*	1,479	228	*

* not a meaningful percentage

The increases in net revenues and gross profit were fueled by increased demand for our grading services, particularly for collectible coins, on which we realize higher prices than from grading of other collectibles such as sportscards. We believe that the increase in the demand for our coin grading services was largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors which we believe has been due in large part to a shift by investors of some of their funds from marketable securities to hard currency, and (ii) new marketing programs that we initiated beginning in the first quarter of the current fiscal year.

Income from continuing operations also increased in both the three and nine months ended March 31, 2004, but not to the same extent as did operating income and pre-tax income, largely because operating results in the three and nine month-periods ended March 31, 2003 included the effect of income tax benefits related to Enterprise Zone Hiring Tax Credits which were greater in amount than the pre-tax losses incurred during those periods. By contrast, we made provisions for income taxes in the three and nine-month periods ended March 31, 2004 of $592,000 and $1,075,000, respectively.

Discontinued Operations. In the three and nine-month periods ended March 31, 2004, the operation of our discontinued businesses incurred pre-tax losses of $1,578,000 and $2,833,000, respectively. This was offset by pre-tax gains totaling $1,872,000 in the three and nine months ended March 31, 2004, recognized on the sales of the businesses operated by our Bowers & Merena, Kingswood Coin Auctions, Superior Sports Auctions, and Lyn Knight Currency Auctions divisions.

Net Income. As a result of the income generated from continuing operations, and the gains realized on the sales of discontinued operations net of loss on operations of the discontinued operations, we recorded net income totaling $992,000, or $0.16 per diluted share for the three months ended March 31, 2004 and net income totaling $945,000, or $0.15 per diluted share, for the nine months ended March 31, 2004.

Statements of Operations Data-Continuing Operations

Net Revenues

	Three Months Ended March 31,			Nine Months Ended March 31,

	2004	2003	% Increase	2004	2003	% Increase

Net Revenues	$ 6,896,000	$5,171,000	33%	$18,661,000	$14,404,000	30%

Net revenues include fees generated from the grading and authentication of coins, sportscards, autographs and stamps. Net revenues are determined net of discounts and allowances.

The 33% increase in net revenues in the three months ended March 31, 2004, as compared to the corresponding three-month period of the prior year was primarily attributable to (i) a 19% increase in total collectible units graded from 455,000 for the three months ended March 31, 2003 to 542,000 for the same three-month period ended in 2004, and (ii) a shift in the mix of collectibles being graded to a greater proportion of coins which carry a higher average grading fee than sportscards.

For the nine months ended March 31, 2004, the increase in net revenues resulted from a 12% growth in total collectibles units graded from 1,434,000 for the nine months ended March 31, 2003 to 1,606,000 for the nine months ended March 31, 2004 and a shift in the mix of total items graded to a greater proportion of coins.

Gross Profit

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Gross profit	$4,417,000	$3,112,000	$11,851,000	$8,828,000
Gross profit margin	64%	60%	64%	61%

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consists of labor to grade and authenticate coins and sportscards and warranty expense. Gross profit margin is gross profit stated as a percent of net revenues. The increases in gross profit and gross profit margin in the three months ended March 31, 2004 were due to a combination of factors, the most important of which consisted of (i) the more substantial increase in submissions of coins for grading and authentication services, on which we realize higher margins than on other collectibles authentication and grading submissions; and (ii) the overall increase in net revenues (described above), which caused the fixed elements of our cost of revenues to represent a lower percentage of total revenues, thereby increasing our gross profit margin percentage.

The increase in gross profit for the nine months ended March 31, 2004 was due primarily to the increase in our higher margin coin grading submissions, relative to sportscard grading submissions. The increase in our gross profit margin in that nine-month period was due to fixed elements of our cost of revenues, in relation to the increased net revenues in that period.

We believe that the improvements in our gross profit and gross profit margin, particularly in the three months ended March 31, 2004, demonstrate the impact on our profitability of increased revenue. As a result, we intend to seek opportunities to grow our revenues through internal growth of our grading businesses and by seeking to make opportunistic acquisitions that will increase the volume of grading submissions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

SG&A	$3,041,000	$3,277,000	$9,299,000	$9,169,000
Percent of net revenues	44%	63%	50%	64%

Selling, general and administrative expenses (“SG&A”) include primarily advertising and sales promotional expenses, wages and payroll-related expenses, professional and consulting expenses, travel and entertainment, facility-related expenses and security charges. As indicated in the table above, SG&A decreased as a percentage of net revenues, in both the three and nine-month periods ended March 31, 2004, indicating that such expenses grew at a slower rate than did net revenues. That decrease was largely attributable to cost-cutting measures.

Interest Income, Net

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Interest income, net	$11,000	$65,000	$25,000	$85,000
Percent of net revenues	0.2%	1.3%	0.1%	0.6%

The declines in interest income net in the three and nine months ended March 31, 2004 was primarily attributable to a decline in short-term interest rates.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Income tax expense (benefit)	$592,000	$(40,000)	$1,075,000	$(490,000)
Percent of net revenues	8.6%	(0.8%)	5.8%	(3.4%)

The income tax expense recorded in the nine months ended March 31, 2004 was calculated based on our expected federal and state effective income tax rate of 40.7% for fiscal year 2004. The income tax benefit recorded in the nine months ended March 31, 2003 included a net tax benefit of $391,000 for California Enterprise Zone Hiring Tax Credits, in addition to the tax benefit arising from the pre-tax loss incurred in the year-to-date period that was calculated based on our expected federal and state effective income tax rate for fiscal year 2003. The California Enterprise Zone Hiring Tax Credits resulted from governmental approvals obtained during the quarter ended December 31, 2002 covering eligibility periods from 1999 to 2002.

Cumulative Effect of Change in Accounting Principle

Effective as of the July 1, 2002, which was the beginning of our fiscal year 2003, we adopted SFAS No. 142, Goodwill and Intangibles. SFAS No. 142 requires us (as well as other companies) to assess goodwill for impairment annually, or more frequently if circumstances indicate potential impairment. SFAS No. 142 requires that a determination be made of the implied fair value of the recorded goodwill in a manner similar to a purchase price allocation in a business combination, and that a goodwill impairment charge be recorded if the carrying amount of the goodwill is found to exceed the fair value of the recorded goodwill of a reporting unit. Based on this analysis, we determined that our goodwill attributable to the assets used in our continuing operations, which totaled $89,000 as of June 30, 2002, had been impaired by $83,000. As a result, in accordance with SFAS No. 142, in the quarter ended September 30, 2002 we recorded, as a cumulative effect of a change in accounting principle, a non-cash goodwill impairment charge of $56,000 (which was net of taxes of $27,000). This charge, which reduced reported earnings from continuing operations for that three-month period and stockholders’ equity at September 30, 2002, did not affect our tangible net worth and did not adversely affect our business operations or cash flows. See Note 4 to our Condensed Consolidated Financial Statements included earlier in this Report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash and cash equivalents of $15,739,000 compared to cash and cash equivalents of $4,482,000 at June 30, 2003. Contributing to the increase in cash and cash equivalents were (i) the increases in grading submissions, (ii) cash proceeds received from the sales of our collectibles auction businesses in the three months ended March 31, 2004, and (iii) cash from collections of accounts receivables from auctions held in the second quarter of 2004 and sales of our remaining collectibles inventories which were retained from our sold auction businesses.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support our grading operations and, to a great extent, also our auction businesses. Our grading and authentication services provide us with a relatively steady source of cash because, in most instances, our customers prepay for services at the time they submit their collectibles for authentication and grading.

Continuing operations provided net cash of $3,693,000 during the nine-month period ended March 31, 2004 primarily from operating profits and collections of tax refunds. This compares to net cash from continuing operations of $934,000 in the nine-month period ended March 31, 2003.

Net cash used in investing activities was $386,000 for the nine-month period ended March 31, 2004 and consisted primarily of expenditures for upgrading the Company’s corporate computer hardware, and secondarily for new tooling for producing plastic, tamper resistant holders in which collectible coins and sports cards that we grade or authenticate are placed prior to their being sent back to the customer. The new tooling is expected to enable us to reduce the costs of producing these holders in the future.

Financing activities provided net cash of $769,000 in the nine-month period ended March 31, 2004, consisting of proceeds from sales of our shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

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

However, we are currently seeking a line of credit from a bank or other lending institution primarily to enable us to provide advances to coin and other collectibles dealers as a means of generating additional interest income and also providing an additional incentive for large collectibles dealers to do business with us. We anticipate that any such advances that we might make generally would be secured by dealers’ collectibles inventories. There is no assurance that we will be successful in obtaining such a line of credit.

We may also make acquisitions of other collectibles service businesses in order to increase our revenues, if we find opportunities to do so that we believe are attractive.

We believe that our existing cash balances and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability and whether or not we make any business acquisitions. Accordingly, we may require financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our stockholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects, our stock price performance and conditions then prevailing in the relevant capital markets.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third party obligations. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002.

From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts consist primarily of (i)  the asset purchase agreements pursuant to which we have sold our collectibles auction businesses, under which we have agreed to indemnify the buyers of those businesses on terms customary for transactions of this nature; (ii) certain real estate leases under which we are required to indemnify property owners for environmental or other liabilities and other claims arising from our use of the leased premises; and (iii) agreements with the Company’s officers, directors and employees, under which we are obligated to indemnify such persons for liabilities arising out of their employment or service relationship with us or our subsidiaries. The terms of such indemnification obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, we have not had to make any significant payments in respect of these indemnification obligations and no liabilities have been recorded for those obligations in the accompanying condensed consolidated balance sheets. There were no guarantees issued in the nine-month period ended March 31, 2004.

In January 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

There are a number of risks and uncertainties that could affect our future operating results and financial condition. Those risks and uncertainties include those discussed above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and the factors described under the caption “Factors That Could Affect Our Future Performance” contained in “Item 1 – DESCRIPTION OF BUSINESS,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission, to which reference is hereby made for additional information regarding these risks, uncertainties and other factors. In particular, the factors described in our Annual Report that could adversely affect our future financial performance include: the risk that the popularity of collectibles will decline or that general economic conditions will deteriorate, either of which can result in reductions in grading submissions by collectors and dealers; changes in the popularity of, and therefore in the volume or mix of collectibles submitted for grading, which could cause our revenues and our profit margins to fluctuate or decline; the dependence of our operations on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain grading submissions and, therefore, could harm our operating results; increased competition from other collectibles grading companies; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; the risk that we will not generate adequate investment returns on new business opportunities; and government regulation that could cause operating costs to increase.

In addition, although we believe that our strategy to divest ourselves of the collectibles sales and auction businesses and focus substantially all of our financial and managerial resources on our collectibles services businesses will result in improvements in the profitability of our business, there is no assurance that our strategy will prove to be successful. Among other things, one consequence of our strategy is that there will be a substantial decline in our net revenues. As a result, our profitability will suffer if we are unable to reduce our general and administrative expenses to bring them in line with our lower revenue base. Also, there is a practical limit on the amount by which expenses can be reduced as a means of improving profitability. As a result, our success in the future will depend as well on our ability to achieve internal growth in our grading businesses and to find and take advantage of opportunities to acquire other businesses that provide value added services to the collectibles markets in which we operate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2004 and June 30, 2003, we had $15,739,000 and $4,482,000, respectively, in cash and cash equivalents. These cash balances are primarily invested in a highly liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II --OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(b)   Exhibits.

Set forth below is a description of the Exhibits attached to this Report.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

Since the filing of our immediately preceding Quarterly Report on Form 10-Q, we have filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

A Current Report on Form 8-K dated February 18, 2004 to furnish, under Item 12 - Results of Operations and Financial Condition, the issuance by the Company of its earnings release for the second quarter of fiscal 2004 ended December 31, 2003.

A Current Report on Form 8-K dated February 19, 2004 and filed on March 5, 2004 to report, under Item 5 - "Other Events", the consummation of the sale of our auction businesses, conducted by our Bowers and Merena, Superior Sports and Kingswood Coin Auction divisions, to Spectrum Numismatics International, Inc., a unit of Greg Manning Auctions, Inc.

A Current Report on Form 8-K dated February 19, 2004, which we filed to report, under Item 2 - "Acquisition or Disposition of Assets", the consummation of the sale of the aforementioned collectibles coin auction businesses, and an amendment thereto filed on May 4, 2004 to file pro forma financial statements in accordance with the instructions to Item 7 of Form 8-K.

A Current Report on Form 8-K dated March 1, 2004 to report, under Item 5 - "Other Events", that Collectors Universe had discontinued its retail coin business that had been operated by its DHRC Division.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 17, 2004	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 17, 2004	/s/ MICHAEL J. LEWIS
Michael J. Lewis
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1