Form 10-K
period 2004-06-30
COLLECTORS UNIVERSE INC
filed 2004-09-27
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

As of December 31, 2003, the aggregate market value of the Common Stock held by non-affiliates was approximately $41,017,000 based on the per share closing price of $10.38 of Registrant’s Common Stock as of such date as reported by the Nasdaq Stock Market.

As of September 10, 2004, a total of 6,338,000 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, for its Annual Meeting which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2004, for its Annual Meeting of Stockholders to be held on December 6, 2004.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

ii

FORWARD-LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may". Forward looking statements are estimates or predictions about the future that are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part I below under the caption "Certain Factors that Could Affect Our Future Performance" and in Part II under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation." Accordingly, readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1.   BUSINESS

Overview

Collectors Universe, Inc. (the "Company") is a leading provider of value-added grading, authentication and information services and products to dealers and collectors of high-end collectibles, such as coins, sportscards, stamps, autographs and other collectibles. Dealers and collectors of such collectibles submit such collectibles to us for certification of their authenticity and in most cases, to also obtain a grade, based on uniform standards, as determined by our unbiased experts so that a proper value for the collectibles is more readily established by the market.

We believe that our authentication and grading services increase the value and liquidity of such collectibles by providing dealers and collectors with (i) the confidence of knowing that the collectibles they are buying and selling, often "sight-unseen" at auctions conducted over the internet or via the telephone, and at auction websites such as managed by eBay, are authentic, and (ii) information, in the form of objective and uniform measures of quality to enable dealers and collectors to assess the value of those collectibles. We also believe that the information we provide to collectors, particularly regarding the history and rarity of coins and other high-end collectibles, make collecting more interesting and exciting for the collector and, thereby, helps to increase commerce in collectibles.

The following table provides information regarding the respective numbers of coins, sportscards and stamps that were graded or authenticated by us in the fiscal years ended June 30, 2004 and 2003 and their declared values, which are the amounts at which those coins, sportscards and stamps were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed				Declared Value (000)
	2004		2003		2004		2003
Coins	1,241,000	53%	917,000	46%	$993,000	90%	$769,000	90%
Sportscards	998,000	43%	1,058,000	53%	67,000	6%	72,000	8%
Autographs	68,000	3%	15,000	1%	31,000	3%	7,000	1%
Stamps	16,000	1%	12,000	0%	10,000	1%	8,000	1%
Total	2,323,000	100%	2,002,000	100%	$1,101,000	100%	$856,000	100%

We originated the grading standards, systems and methodologies that are now widely accepted and used, not only by us but also by our competitors, throughout the collectibles markets for authenticating and grading coins, sportscards and stamps. We also have developed some of the leading brand names in the collectibles markets in which we conduct our business:

•	"PCGS" ("Professional Coin Grading Service"), which is a leading independent coin grading and authentication service in the United States;

•	"PSA" ("Professional Sports Authenticators"), which is a leading independent sportscard grading and authentication service in the United States;

•	"PSA/DNA" ("PSA/DNA Authentication Services"), which is the leading independent authentication service for vintage autographs in sports, historical and entertainment markets in the United States; and

•	"PSE" ("Professional Stamp Experts"), which is a leading independent stamp grading and authentication service in the United States.

We generate revenues principally from fees, typically ranging from $6 to $200 per item authenticated or graded, that are paid to us for the authentication and grading services that we provide to our customers. We also generate revenues, to a lesser extent, from (i) the sale of advertising on our websites; (ii) the sale of printed publications and price guides and advertising in such publications; and (iii) the sale of historical data and information about the population and occurrence of certain collectibles graded and authenticated by us.

Recent Developments–Disposition of Collectibles Sales Businesses

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards, currency and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales businesses, which were comprised of Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sportscard Auctions for vintage sportscards and sports memorabilia, Lyn Knight Currency Auctions for currency and Odyssey for entertainment and historical memorabilia. We also sold collectible coins by direct sales methods.

On December 4, 2003, the Company's Board of Directors authorized management to implement a plan to focus the Company's financial and management resources, and collectibles expertise, on the operations and growth of our grading and authentication businesses, by divesting the collectibles auctions and direct sales businesses comprising our collectibles sales segment. The decision to implement this plan was based on a number of factors and considerations that included, among others, the historical operating results of the collectible auction and direct sales businesses, which had proved to be disappointing as compared to the operating results of our grading and authentication businesses; a lack of synergies between the collectibles sales businesses and our grading authentication businesses, which made it difficult to achieve a meaningful reduction in our operating expenses; and the additional capital that would be required to grow our collectibles auction and direct sales businesses in comparison to the lower capital requirements of our grading and authentication businesses.

As a result of this decision, during fiscal 2004 we sold the businesses that comprised our collectibles sales segment, including Bowers and Merena Galleries, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications and Lyn Knight Currency Auctions. We also terminated the licenses under which we operated our David Hall Rare Coins Division, which had been engaged in the business of retail selling collectible coins. Pursuant to the agreements under which those businesses were sold, we retained their collectibles inventories and their then outstanding accounts receivables, which we have been in the process of liquidating.

We believe that, as a result of the divestiture of the collectible sales businesses, we will be able to focus our financial and managerial resources on growing our existing grading and authentication revenues, while at the same time, reducing our operating expenses, and thereby increasing our overall profitability. Additionally, we intend to use the cash generated from the sale of our collectibles sales businesses to expand the value added services that we are able to offer our existing customers and to acquire businesses that will enable us to offer value added services to other collectibles markets. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

In accordance with Statement of Financial Accounting Standard ("SFAS") 144, the assets and related liabilities of these businesses have been classified as held for sale, their operating results have been classified as discontinued operations and our prior period-consolidated financial statements have been reclassified on a basis consistent with the consolidated financial statements for the fiscal year ended June 30, 2004. See "Selected Financial Data" and Management’s Discussion and Analysis of Financial Condition and our historical financial statements in Part II of this Report.

Additionally, due to the disposition of our collectibles sales businesses, the description of our business and other disclosures in this Annual Report on Form 10-K are focused almost entirely on our grading and authentication businesses, which comprise our continuing operations.

The High-End Collectibles Market Opportunity

We believe that, over time, the high-end collectibles market will continue to grow as a result of an increase in leisure and disposable income, investor confidence that collectibles will appreciate in value and increased nostalgia for memorabilia, all of which we believe will increase the desirability of owning collectibles. We also believe that the convenience and efficiency of the Internet will stimulate further growth in the high-end collectibles market. It is also our view that this growth is dependent upon the availability of reliable third party authentication and grading services and authoritative information necessary to value collectibles so that the trading forums or venues which enable buyers and sellers of collectibles to transact business will realize increased liquidity, as a result of the higher levels of buyer confidence in the integrity and quality of the products that are the subject of such trading, thereby leading to increased collectibles trading activity. As a leading provider of these services to the collectibles markets in which we operate, we have the opportunity to benefit directly from such growth in terms of increased demand for our services.

Our Mission

Our mission is to provide the finest available services to the holders of collectibles and other high value assets that a) increase their value and liquidity, (b) enable and facilitate transactions; and (c) generally enhance interest, activity and trading, thereby providing profitable growth for the Company, long-term value for our shareholders and rewarding opportunities for our employees.

Industry Background

Development of Collectibles Markets

General Background. Collectibles have been traded for centuries between sellers and buyers. However, when purchasing collectibles, buyers necessarily had to rely on the representations of the sellers with respect to the authenticity and quality of the collectible. A representation as to authenticity of a collectible relates not only to the genuineness of the collectible, but also to such matters as the absence of any alterations or repairs that may have been utilized to cover or restore damage to the item. A representation as to the quality of a collectible usually relates to such matters as the state of preservation of the collectible relative to the original state of manufacture or creation of the item. With regard to value, confirmation of authenticity is required before a buyer is willing to proceed with a collectibles transaction, while quality is directly related to value, usually on an exponential basis, with low quality having low value and higher quality having dramatically higher values. Given the sometimes relatively high values of collectibles and the importance of authenticity and quality representations with regard to the value of the collectibles to be sold in a transaction, a buyer had to examine the collectible personally before consummating its purchase, unless the buyer had knowledge about the authenticity and quality of a specific collectible comparable to the knowledge possessed by the seller and, unless the buyer was forced to rely on the seller’s representations as to such matters. As a result, "buyer beware" had been a critical factor in deciding whether or not to purchase and how much to pay for a collectible.

These conditions often forced buyers to limit their purchases of high value collectibles to a limited number of local dealers who the buyers believed were trustworthy and whose representations regarding authenticity and quality could be relied upon. However, this self-imposed restriction in the process of acquisition made it more difficult for collectors to build particularly important collections of high value collectibles, because such collections could only be built through purchases of collectibles from numerous and geographically dispersed dealers either directly or indirectly through the local dealer. As a result, it often took considerable time and effort for a collector to build important collections. At the same time, from the seller's side of such transaction, these conditions created barriers for dealers seeking to engage in broader collectibles commerce.

Collectibles dealers obtained their inventories of collectibles by means of transactions with other dealers, auction houses and sometimes from their customers when the customer desired to liquidate their collections. Before making a purchase of a collectible, the dealer would personally examine the collectible and formulate an opinion as to the authenticity and quality of the collectible in order to determine the price the dealer was prepared to pay for the collectible.

This system of buying and selling collectibles, resulted in the development of thousands of relatively small and inefficient collectibles markets, where buyers would, by necessity, personally examine the collectibles before consummating a purchase, especially in the dealer-to-dealer transactions. Additionally, retail commerce was generally inhibited by the lack of buyer confidence in the seller representations that were often biased with respect to the key determinants of value, authenticity and quality.

Collectible Coin Grading and Authentication. To enhance the market for high-end coins, dealers developed and buyers began to accept, over time, a system for identifying the quality, or grade, of coins by which descriptive terms were consistently utilized, such as "uncirculated," "brilliant uncirculated" and "gem brilliant uncirculated," or a numerical scale ranging from 1 to 70, with higher numbers denoting a higher quality. However, whether using a descriptive or numeric system, grading varied significantly from dealer to dealer, depending on a dealer’s subjective criteria. Moreover, dealers were hardly disinterested or independent, since as the buyers or sellers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade. As a result, grading standards were often inconsistently applied, and many collectors were vulnerable to fraudulent practices. These conditions severely limited the growth of the rare coin market and created a barrier to the participation of new collectors who lacked the expertise necessary to buy and sell collectibles with confidence.

In response to these conditions, in 1986 we launched Professional Coin Grading Service ("PCGS"), which instituted the practice of employing expert graders who were independent of the buyers and sellers of coins, thereby providing impartiality in the grading process. We established consistent standards of quality measured against an actual "benchmark" or "reference" set of coins kept at our offices, and we provided a warranty as to the accuracy of our authentication and grading. We placed each graded coin in a tamper-evident holder, so that any prospective buyer would know that it was a PCGS authenticated and graded coin and could determine if the coin had been tampered with after it had been authenticated and graded by us.

By providing an independent assessment by coin experts of the authenticity and quality of coins on which buyers and collectors could rely in making their purchase decisions, the authentication and grading services provided by PCGS operated to eliminate the conditions that had previously inhibited commerce and helped to facilitate the development of vibrant trading market for collectible coins. Buyer confidence, even between dealers, increased to such a degree that PCGS graded and authenticated coins were able to be traded "sight-unseen" (without the buyer having to inspect the coin prior to purchase to personally verify authenticity and quality), thereby leading to the development of an electronic teletype network called the "Certified Coin Exchange" that was used by dealers to buy and sell rare coins electronically. In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides that tracked the price and rarity of PCGS graded coins.

More recently, the services of PCGS also have facilitated the development of a growing "virtual" market for collectible coins over the internet where buyers and sellers are able to effectuate transactions in rare and high value coins, with buyers relying largely on the certifications by PCGS as to the authenticity and quality of the coins that are offered by sellers for sale on the internet. As a result, persons seeking to sell their coins over the internet can submit those coins to PCGS to obtain a PCGS certification of the authenticity and as to the quality of the coins before offering them for sale on the internet.

Sportscard Grading and Authentication. In the sportscard collectibles markets, issues and uncertainties about, along with misrepresentations of, authenticity and quality also were a barrier to market growth. The market between dealers and collectors used an adjectival system to describe the condition or quality of a sportscard which included characteristics such as the centering of the image on the card, bent or damaged corners, scratches or imperfections in the color. Sportscards were graded using a scale that ranged from "Poor" on the low end, to "Very Good" then to "Mint" and "Gem Mint" at the high end.

Using the skills and credibility that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator ("PSA"), which instituted a similar authentication and grading system for sportscards. Under that system, we assign a grade, ranging from 1 to 10, to the sportscards submitted to us for authentication and grading, based on an evaluation of the characteristics that are commonly used in the marketplace to assess the quality of a sportscard, with a grade of "10" being a "Gem Mint" perfectly preserved card. We believe that our authentication and grading services have improved the marketability of sportscards and facilitated the sale and trading of sportscards over the internet and at remotely held sports memorabilia auctions by removing the barriers created by uncertainties regarding the authenticity and quality of sportscards that had arisen from the subjective seller-biased nature of the grading process that had been employed prior to the introduction of our independent third-party grading system.

The sportscards submitted to us for grading include primarily older or vintage sportscards, particularly of memorable or historically famous or notable players, such as Joe DiMaggio, Ted Williams, Mickey Mantle, Honus Wagner and modern or newly produced sportscards of current or new athletes who are or have become popular with sports fans or have achieved new records or milestones. These sportscards have or are perceived to have sufficient collectible value and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability. Additionally, the production and sale of each new series of sportscards, which occurs at the beginning and during the course of each new sports season, creates new collectibles that provide a source of additional grading submissions to us.

Stamp Grading and Authentication. Based upon our success in establishing grading for coins and sportscards, in January 2000 we launched grading of U.S. stamps through Professional Stamp Experts "PSE". Although there have been viable third party stamp authentication services in operation for several decades and stamp dealers and collectors had been using a subjective grading system based on the single characteristic of the centering of the stamp image on the stamp paper background, independent third party stamp grading was nonexistent prior to our entry into this market. The PSE grading system that we developed assigns a grade to a stamp based on several characteristics including, not only the centering of the image on the stamp, but also various faults such as creases, perforation problems and other imperfections that, if present, can affect the desirability of the stamp, and hence its value. These grades range from 1 to 100, with "100" being a "Gem" perfectly centered and faultless stamp. Independent third party stamp grading of the type offered by PSE is in its infancy and, based on our experience in launching coin grading and sports card grading, we expect to meet resistance to this concept in the stamp collectibles market, which is steeped in tradition. We believe, however, that the grading of stamps can gain, albeit gradually, a degree of market acceptance as has the grading of coins and sportscards.

Authentication of Sports and Historical Memorabilia. The marketability of autographed sports, entertainment and historical memorabilia has been plagued by a high incidence of forgeries and misrepresentations as to their authenticity. Operation Bullpen, conducted by the FBI and other law enforcement agencies beginning in 1997, uncovered outright forgeries of signatures and widespread misrepresentations as to the genuineness of sports memorabilia. Given the relatively low barrier to entry for fraud in the autograph market, the primary concern of buyers has been the authenticity of the autographed collectible, with the quality of the item being a secondary issue. Beginning in 2001, we launched our vintage autograph authentication business, initially offering authentication services for sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the authentication of autographs that occurs contemporaneously with the actual signing of the autograph (that is, where the "authenticator" is present and observes the actual signing). Vintage autograph authentication involves the rendering of an opinion of authenticity by a handwriting expert based on (i) a comparison of the signature submitted for authentication with exemplars and (ii) a handwriting analysis. Once we have issued an authentication opinion with respect to an autograph, we ordinarily place both covert and overt tags on the item of memorabilia to identify the autograph as being genuine. The covert tag is a proprietary synthetic DNA ink that is odorless, colorless and tasteless and identifiable only when exposed to a narrow band wavelength of laser light using a battery powered hand-held lamp. The overt tag is a proprietary holographic and tamper-evident label containing a unique identifying number that we assign to the item. We believe the demand for our vintage authentication services and our brand PSA/DNA Authentication Services ("PSA/DNA") will grow as collectors are able to rely, increasingly, on independent third parties for determining the genuineness of sports, entertainment and historical autographs. We are also considering the economic feasibility of autograph grading as an additional value added service that we can offer to dealers and collectors of autographed memorabilia.

Content and Publications. We publish authoritative price guides, rarity reports and other collectible information that is designed to provide collectors with information that will make collecting more interesting and exciting and, thereby, facilitate the growth of collectibles commerce. We publish the Sports Market Report, on a monthly basis, for primary distribution to approximately 6,000 PSA Collectors Club members, and the Stamp Market Quarterly to approximately 2,500 stamp dealers and collectors. We sell advertising in these publications to dealers and vendors that serve these markets. In addition, we manage websites for each of our grading and authentication divisions and offer a variety of information, some of which is available for subscription and some of which is available without charge to collectors. During the past year, our websites attracted, on average, over 100,000 visitors per week, which has enabled us to sell advertising on those websites to dealers and other vendors that serve the collectibles markets in which we operate.

The Influence and Impact of eBay on Development of the Collectibles Markets. Since 1999, eBay has grown as an internet or "virtual" marketplace that enables collectors and dealers to buy and sell collectibles, including coins, sportscards, stamps and autographed memorabilia. Although eBay does not, itself, buy or sell any collectibles, the "electronic market" that eBay provides has stimulated the further growth of the collectibles markets by making it easier for collectors to buy and sell their collectibles directly and without the involvement of a dealer or other "middleman." We believe, however, that third party grading and authentication services of the type that we offer also have been instrumental in the creation and growth of online collectibles markets by making it possible for collectors to purchase collectibles "sight-unseen" with the confidence of knowing, from the certifications that we have issued as to the authenticity and quality of those collectibles, that they are authentic and are of the quality represented by the seller.

As evidence of our belief that third party authentication and grading benefits collectors on its website and facilitates use of its electronic marketplace, we are aware that eBay places tips on several reference pages on the eBay website encouraging collectors to utilize third party authentication and grading services, including those offered by the Company, and displays information on its webpages regarding recommended vendors, such as the Company, that provide those services to collectors. (http://pages.ebay.com/help/community/auth-overview.html).

Our Business Strategy

Our objectives are:

•	to increase our share of the markets we currently serve;
•	to offer additional value added services to customers in our existing collectibles markets; and
•	to identify and penetrate new markets of collectibles and high-value assets where we can offer dealers and buyers high quality authentication and grading services of the type that we currently provide in our existing collectibles markets.

We have or are implementing the following strategic initiatives that are designed to achieve those objectives:

Leverage Brand Names. We have established leading brands within select collectibles markets, including PCGS, PSA, PSA/DNA and PSE. We intend to use the reputations of our brands to promote Collectors Universe as the premier provider of grading and authentication services in the high-end collectibles industry. With the power of these brands in the marketplace, we intend to augment our existing menu of services with new value-added services that would increase the use of the services and thereby expand the recognition and penetration of these brands into each of the respective markets we currently serve.

Form Strategic Alliances. We have entered into strategic alliances to promote our services. Recently established alliances include:

•	A service relationship with Warehouse Auction Centers, QuikDrop and Vintage Roadshow, collectibles sales companies that help people conveniently consign and auction their items online through eBay, providing those businesses with authentication and grading services for collectibles submitted by their customers for selling on eBay.

•	Co-branding relationships with the British Royal Mint and Monnaie de Paris, the sovereign mints of the British and French governments, respectively, pursuant to which we are authenticating and grading special issues of coins to facilitate their sale by those mints.

Initiate New Services. Utilizing our brand recognition in the markets we serve, we intend to create and initiate new services or extensions of our current services to provide information, market data, pricing and value guides and other information and data that will facilitate commerce in collectibles that we have authenticated or graded and that, as a result, carry our brands.

Penetrate Other Markets of Collectibles and High-Value Assets for Authentication and Grading. There are other high-end collectibles markets in which growth has been hampered due to the absence of independent authentication and grading services. As a result, we intend to use our experience in managing this type of enterprise and our reputation and expertise in coins and sportscards to penetrate these markets. During fiscal 2000, we launched the grading of rare and collectible stamps and the authentication of autographs and other sports memorabilia. We also believe that authentication and grading services can be extended to serve different tiers of or special niches within the markets in which we presently operate.

Factors That Could Affect Our Future Financial Performance

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and that could hurt our future financial performance and the price performance of our common stock. Those risks and uncertainties, many of which are outside of our control, include the following:

A Decline in the Popularity of High-End Collectibles Could Impact Our Business. The volume of authentication and grading submissions is affected by the market value of collectibles. As the demand for and value of collectibles increase, authentication and grading submissions also increase. However, that also means that a decline in popularity and, therefore in the value, of high-end collectibles would likely cause a decrease in authentication and grading submissions and, therefore, also in our revenues and our profitability. We have found, over the years, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of and subjective values ascribed to collectibles; general consumer trends and their impact on disposable income; and changes in the prices of precious metals, interest rates and in other general economic conditions.

Declines in General Economic Conditions Could Affect Our Operating Results. The availability of discretionary or disposable income is an important factor in the willingness and ability of collectors to purchase, and the prices that they are willing to pay for, high-end collectibles. Declines in purchases and sales of collectibles usually result in declines in utilization of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do affect our operating results by (i) reducing the frequency at which collectors submit their coins, sportscards and other collectibles for authentication and grading; and (ii) reducing the ability and willingness of customers to pay outstanding accounts receivable.

Temporary Popularity of Some Collectibles Could Cause Our Revenues to Fluctuate. Temporary consumer popularity or "fads" among collectors may lead to short term or temporary increases, followed by decreases, in the volume of collectibles that we authenticate and grade. These trends may result in significant period-to-period fluctuations in our operating results. Additionally, a decline in the popularity of the collectibles we authenticate and grade, as a result of changes in consumer trends, could have a material adverse effect on our business, operating results and financial condition. In the last few years, for example, the popularity of sportscards has declined and, at the same time, we have experienced a decline in grading submission of sportscards.

Dependence on Coin Grading. We generated approximately 66%, 60% and 54% of our revenues from coin authentication and grading in fiscal 2004, 2003, and 2002, respectively. Furthermore, in fiscal 2004, coin grading was the only segment of our authentication and grading business that experienced a significant increase in revenue, both in absolute dollars and as a percentage of total revenues. We believe that this growth in coin grading submissions has been due, at least in part, to the volatility of and uncertainties regarding the performance of the stock markets, coupled with the decline in interest rates, which has led investors to shift some of their investments from stocks and bonds to precious metals. If the demand for precious metals were to decline and we were to experience a downturn in our coin grading business, this could hurt our business, operating results and financial condition.

Dependence on Key Personnel. Our future success and financial performance are highly dependent on our ability (i) to retain our key management personnel, including our collectibles experts, who have over the years developed expertise and relatively unique skills, and enjoy a reputation within the collectibles markets of being experts in different collectibles disciplines; and (ii) to implement personnel recruiting, succession and training programs that will enable us to add collectibles "experts," as necessary, to grow our business and offset employee turnover that can occur from time to time. We also face competition from a number of collectibles services companies for available collectibles experts. If we are not successful in retaining our existing collectibles "experts" or in hiring and training new collectibles "experts," this could have a material adverse effect on the Company's business, operating results and financial condition.

We May Incur Losses on Our Collectibles Inventory. We purchase collectibles from dealers and collectors as part of our grading and authentication warranty policy. We record these items in inventory at the lower of cost to us or current estimated market price for the item at the time of purchase. If we are unable to resell these purchased collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles declines, our revenues and operating results would decline. See "Inventory" elsewhere in this Item 1 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" in Part II of this Report.

Our Investment and Expansion in New Collectibles Markets May Not Generate Adequate Returns. We have expanded into new collectibles markets, offering authentication and grading services in the collectible stamp market and authentication services in the autograph sports memorabilia market for the first time. Those services may not find market acceptance by dealers and collectors in those markets as they have in the coin and sportscard markets. In addition, standards for authenticating and grading stamps and authenticating autographs are not well established, which increases the risks of errors in grading and authentication that could make it difficult to establish the credibility of such services on which the success of those businesses is dependent. As a result, we may not generate acceptable returns, and we could incur losses in these businesses.

Other Risks Associated With Expansion of Our Business. If appropriate opportunities present themselves, we will consider acquiring businesses, technologies, services or products that we believe will help us to expand our grading and authentication businesses and penetrate new collectibles markets. The process of integrating an acquired business, or a new technology, service or product may result in operating difficulties and increase our operating costs, and may absorb significant management attention that would otherwise be available for further development of our existing businesses. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, or the acquisition or development of any new technologies, services or products also may require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive to our stockholders.

We Could Suffer Losses on Authentication and Grading Warranties. We offer a warranty covering the coins and sportscards that we authenticate and grade. Under the terms of our warranty, if any coin or sportscard that was graded by us later receives a lower grade upon resubmittal to us for grading, we will become obligated either to purchase the coin or sportscard, at the price paid by its then owner or pay the difference in value of the coin or sportscard at its original grade as compared with its lower grade. We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves to satisfy such warranty claims based on historical experience, which in the past have proven to be adequate. If warranty claims were to exceed these reserves, we would incur additional charges that would adversely affect our operating results and financial condition.

Increased Competition Could Affect Our Financial Performance. Although there are few major competitors in the collectibles authentication and grading markets, competition is intense in these markets. Increased competition could adversely affect our pricing and profit margins and our ability to achieve further growth (see "Competition" elsewhere in this Part I).

The Imposition of Government Regulations Could Increase the Costs of Doing Business. The collectible coin and other high-end collectibles markets are not currently subject to direct federal, state or local regulation; however, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, sportscards and other collectibles that are submitted to us for authentication and grading.

Possible Volatility of Stock Prices. The market prices for securities of companies, including our Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, and other events or general market factors, may have a significant impact on the market price of our common stock. In addition, the securities of many companies, (including our Company) that have a low volume of shares that trade on a daily basis, have experienced greater price and volume fluctuations which have often been unrelated to operating performance. These conditions may adversely affect the market prices of our common stock.

Control by Directors and Executive Officers. As of June 30, 2004, the Company's officers and directors and their affiliates, owned approximately 48% of the outstanding shares of our common stock. Those stockholders have the ability to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership also could discourage or prevent attempts to effectuate a change in control of the Company.

Our Services and Customers

We offer authentication and grading services for coins, sportscards and stamps. Using proprietary grading software developed by us, our teams of trained and experienced authenticators and graders determine the authenticity of the collectibles submitted to us and then assign a numeric grade to those collectibles based on their quality. After a coin or sportscard is graded, it is usually encapsulated in a tamper-evident plastic holder, which contains an imprint of our logo and specifies the grade assigned to that collectible. In the case of stamps, we generally issue a certificate with an image of the stamp attached and offer encapsulation as an option for the customer. Customers for our authentication and grading services are principally dealers, but also include individual collectors and, to a limited extent, sportscard manufacturers and government mints.

We also offer authentication services for vintage sports autographs and signed sports memorabilia. In 2004, we expanded our operations to include authentication for entertainment and historical autographs and related memorabilia. After an item of memorabilia is determined to be authentic by us, we enter the item in to our database, with a digital picture for future reference, and issue a certificate of authenticity also with a picture of the item. Customers for these authentication services are primarily individual collectors and dealers. Additionally, to identify the item of memorabilia as authentic and genuine, we attach an overt tamper-evident label with a certification number and we can mark the item covertly with our proprietary synthetic DNA authentication system, which uses a special synthetic DNA-laced ink that is visible only under a specific wavelength laser.

PCGS Coin Grading Operations. Since our inception in 1986, we have graded approximately 9,000,000 coins with an insured value (as estimated by the submitters), of over $10 billion. We authenticate and grade approximately 1,000,000 coins per year and we typically charge between $8 and $200 per coin for this service. The level of fees reflects the particular turnaround time requested by the customer, which can vary from approximately 60 days for the lowest level of service to one day at the highest level of service. We have graded, either before or after sale, three of the five highest priced U.S. coins ever sold at public auction, including an 1804 silver dollar that was purchased at auction in 1999 for approximately $4,100,000.

We authenticate and grade coins in accordance with standards that we developed and which are widely accepted in the industry. During 2004, we completed the publication of the second edition of The Official Guide to Authenticating and Grading Coins, which was again published by House of Collectibles, a division of Random House.

Our grading of coins involves a very exacting and standardized process. We receive coins from dealers and collectors, remove all packaging that identifies the submitter in any way and enter information regarding the coins into our proprietary computerized inventory system which tracks the coins at every stage of the grading process. The coins are examined and graded by experts with years of coin grading experience who follow our benchmarked grading standards. Since each coin enters the grading process without any markings that could identify the owner of the coin, this procedure ensures that our graders are completely objective. Graders also examine the coins independently from one another without knowledge of any previous grades or even if any other grader has evaluated the coins. Generally, our process requires that two graders independently agree on the grade of a coin, before a grade is issued. In the case of certain types of coin and the results of the initial grading process, we make a determination whether additional graders should examine the coin to assign it a final grade. The coin is then sonically sealed in our specially-designed, tamper-evident holder, which also encases the grade, the description of the coin and the PCGS hologram and brand name. The coin, grade and description are then verified by one or more of our senior graders who have the authority to resubmit the coin for further review, if they deem it to be necessary. Only after this grading process is complete is the coin reunited with its invoice, thus keeping the grading process independent of the identity of the owner and the history of the coin. During 2004, we authenticated and graded coins submitted directly from the British Royal Mint and Monnaie de Paris.

PSA Sportscard Grading Operations. Our PSA division first started grading sportscards in 1991 and has graded over 6 million sportscards with an insured value (as estimated by the submitters) of more than $0.8 billion. We developed the grading system that we use in grading sportscards and our grading standards have generally been adopted throughout the industry. In grading sportscards, we employ authentication and grading procedures that are similar to our procedures employed in authentication and grading of coins, which are described above, and utilize similar proprietary software in processing sportscards through authentication and grading. In addition to baseball cards, we authenticate and grade football, hockey and basketball sportscards and other collectible cards. We typically charge between $6 and $20 per card for our authentication and grading service, and similar to the coin grading and authentication business, the fees are set forth in several levels, each level relating to a particular turnaround time from approximately 60 days for the low-level service to one day at the highest level of service. We also have periodically entered into arrangements with sportscard manufactures to grade, in bulk, the modern sportscards that they produce.

PSE Stamp Authentication and Grading Services. We commenced stamp authentication and grading during fiscal 2000. Although increasing in accordance with our expectations, relative to the number of coin and sportscard submissions, the volume of stamp authentication and grading submissions through fiscal 2004 has not been material, and since these services are new to the market, we cannot predict when or even whether those services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

PSA/DNA Autograph Authentication Operations. In 1999, we began to offer authentication services for sports autographs and signed sports memorabilia. In 2004, we expanded those operations to include autographs and memorabilia signed by individuals from the historical and entertainment markets. Because of the variability of the size and dimensions of the memorabilia submitted to us for authentication, the procedures we utilize are necessarily different than those used in the authentication and grading of coins and sportscards. Customers may ship the memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we sometimes send authenticators to the customer’s location for "on-site" examination and authentication. Procedures require at least two authenticators to agree on either a positive or a negative opinion on authenticity for most items that are submitted for authentication. Authenticators reference, what we believe to be, one of the largest databases of known genuine examples of signatures for comparison to a submitted specimen and draw upon their training and experience in handwriting analysis. Every autograph that is authenticated by us is digitally imaged and stored in a master database. Prior to shipping the item back to the customer, the item is labeled overtly with a tamper-evident label showing a certificate number that we assign to the item, which is referenced to the database and, for an additional charge, we covertly tag the items with our synthetic DNA-laced ink.

Publications and Content. We publish authoritative price guides and rarity reports for certain collectibles, including coins, sportscards, sports autographs and memorabilia and stamps. This information is available on our website and in our publications that are distributed throughout the year. These publications include:

Price Guides. We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the value of the 3,000 most actively-traded U.S. coins, with information dating back to 1970. We compile and publish this information in a widely recognized collectible coin index, known as the CU3000.

Rarity Reports. Three primary characteristics drive the market value of many collectibles: relative rarity, grade and significance to collectors. We compile and publish reports that list the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination. We can publish, for example, the exact number of MS67-grade 1881-S Morgan silver dollars we have graded. We believe that collectors use this information to make informed decisions regarding the purchase of particular coins.

Articles. Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectible. We write informative articles and publish them on our website. A sense of community is also important to collectors. We, therefore, encourage our customers to communicate and to write articles which we can publish on our websites or include in our publications.

Historical Content. Collecting is often about history, and, in many instances, a collectible's history is what makes it valuable. In our publications, we provide short histories about unusual and rare collectibles that we believe add to the attractiveness and excitement of purchasing such items.

News. We provide information to collectors and dealers on our websites relating to recent events, trends and developments in the collectibles markets we serve. For example, new collectibles are constantly being created, some collectibles increase in popularity and other collectibles sell at record prices.

Collectibles Experts

We employ 27 collectibles experts in the authentication and grading and their compensation and employee benefit related costs are recorded in cost of revenues. We also contract with outside experts, usually dealers, to advise on certain matters that may be of a narrow specialty or to assist in meeting volume requirements that may exceed our capacity. Our experts include (i) collectibles dealers and others that are recognized as experts in the markets we serve and (ii) young, talented individuals with collectibles experience that we are able to train in our procedures and standards. We have recently increased our focus on developing young, talented authenticators and graders as we believe this process will provide a more stable source of experts in the future.

Service Warranties

We issue a grading or authenticity warranty with every coin and sportscard graded or authenticated by us. Under the terms of the warranty, if a coin or sportscard graded by us later receives a lower grade upon resubmittal to us for grading, we are obligated either to purchase the coin or sportscard at the price paid by the person who then owns the coin or sportscard or to pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, if any coin or sportscard that has been graded or authenticated by us is later determined not to be authentic, we are obligated to purchase the coin or sportscard at the price that the then owner paid for that coin or sportscard. We accrue for estimated warranty costs based on historical trends and related experience.

Prior to returning the graded or authenticated coin or sportscard to the customer, we place the coin or sportscards in a "tamper-evident" encapsulated clear plastic holder that also identifies the collectible as having been graded or authenticated by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of having been tampered with.

With respect to our authenticity statements for autographs and our grading and authenticity statements for stamps, we issue our grade or opinion as to authenticity with no warranty.

We maintain a warranty reserve to cover our cost of grading and authenticity guarantees and warranties. With each coin or sportscard processed, we establish a reserve based on historical trends and related experience with such cost classified as cost of revenues. If we elect to satisfy a warranty claim by paying the difference between the value of the item at its original grade as compared to its lower grade, the reserve is reduced by the amount that we pay the owner of the coin or sportscard pursuant to our warranty. If, instead we elect to satisfy a warranty claim by purchasing the item at the price paid by the submitter of the item, the warranty reserve is reduced by the difference between the cost of the item and the estimated market value of the collectible repurchased, if any, and the item is recorded as inventory at the lower of cost or estimated market value. To date, our warranty reserves have been adequate.

Revenues and Collections

Revenues are recognized when the grading and authentication process is complete and the collectible is shipped back to the customer. Although we have established credit relationships with a few large dealers and auctioneers, customers generally are required to prepay for our services at the time they submit collectibles to us for authentication or grading. These payments are recorded as deferred revenue until such time we have rendered the authentication or grading services ordered and the collectible is shipped back to the customer. Since the lower priced service levels may take up to 60 days to complete, depending on the mix of the services purchased by the customer, the level of deferred revenues tend to fluctuate from period to period.

Customer Service and Support

We devote significant resources to providing personalized, customer service and support in a timely manner. Customers are able to check the status of their grading submissions at our Internet website. In addition, customers or prospective collectibles buyers can confirm the authenticity of the over 12 million collectibles we have graded via our internet websites. Customers can also choose to telephone or e-mail our general support staff when they need services. We involve our collectibles experts in providing support services when necessary to address special issues that our customers may encounter when using our services.

Inventory

We will maintain two kinds of inventory on an on-going basis: 1) consumable plastic parts used for encapsulating coins, sportscards and stamps; and 2) coins and cards that have been purchased pursuant to our warranty policy and are awaiting sale by independent third party auctioneers. We continue to have remaining inventory from our discontinued collectibles sales segment that we are in the process of disposing. Once disposed, we will not be maintaining any significant inventory of collectibles beyond those acquired through honoring our warranty policy.

Manufacturing and Suppliers

We purchase injection-molded parts, holograms and printed labels for our grading services, principally from one supplier. However, there are numerous suppliers for these items and we believe that, if necessary, we could obtain those items from any of those other suppliers without significant delay or cost to the Company. However, while there are numerous sources for injection molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although we do not have "back-up" dies for some of our high volume injection molded parts, and we rely on one supplier for these requirements, we maintain an inventory of those parts which we believe will be sufficient to enable us to meet our requirements for these items pending the manufacture new molds.

Competition

There are three primary competitors in coin grading: Numismatic Guaranty Corporation of America, Independent Coin Grading and ANACS, a subsidiary of Amos Press, Inc. In sportscard grading, there are two primary competitors: Beckett Sportscard Grading Corporation and Global Authentication, Inc. In the autograph authentication market, we compete against Global Authentication, Inc. and a few smaller competitors in the vintage sports market, while there are a number of competitors for contemporary sports authentication including Tri-Star, Steiner Sports and Upper Deck Authentication. In the stamp authentication and grading business, there are no competitors for grading, but there are competitors for authentication, including the Philatelic Foundation and the American Philatelic Society, both of which are non-profit organizations. We believe that PCGS, PSA and PSA/DNA have the largest market share in each of their respective markets and PSE has a significant market share relative to its authentication-only competitors. Barriers to entry into the authentication and grading market are relatively low, especially in the sportscard grading market. However, the development of a brand name (such as our PCGS, PSA, PSA/DNA and PSE brands) that buyers and sellers will trust and even rely on for making "sight-unseen" purchases can take several years to develop, and we believe that collectors will continue to favor grading services (such as ours) that have an established reputation for integrity and independence.

Intellectual Property

Our intellectual property primarily consists of trademarks, copyrights, and proprietary software and trade secrets. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information.

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business:

Registered Marks	Unregistered Marks
PCGS	Coin Universe
Professional Sports Authenticator	Collectors.com
PSA/DNA	Record Universe
Set Registry
First Strike
Cert & Sell
World Series of Grading
CU3000
History In Your Hands
Good Rockin’ Tonight

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

Government Regulation

With the exception of laws in some states that require memorabilia authenticators to certify to the accuracy of their authentication opinions, there are no material government regulations specifically relating to the authentication and grading businesses that we conduct, other than regulations that apply generally to businesses operating in the markets in which the Company maintains operations or conducts business.

Employees

As of June 30, 2004, we had 135 full-time employees and 22 part-time employees. Included in this total were 117 in grading and authentication, 5 in information services, 3 in marketing and 32 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

ITEM 2.  PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000. We currently sublease 14,630 square feet of this office space to two sub-tenants under separate subleases with expiration dates that coincide with the expiration of the Company's nine-year lease. We also lease a 1,500 square foot office in Orwigsburg, Pennsylvania, on a month-to-month basis.

We believe that our leased offices are sufficient for our business requirements.

ITEM 3.     LEGAL PROCEEDINGS

Real Legends, Inc. v. When It Was a Game, et al. The Company has been named as a defendant in this action, which has been brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards ("plaintiff"). In its suit, plaintiff has alleged that its business was ruined by its association with When It Was a Game ("WIWAG"), a sports card dealer who consigned sports cards to plaintiff, which sold those sports cards on eBay. It was subsequently discovered that WIWAG misrepresented the quality and authenticity of many of those sports cards that were sold, on its behalf, by plaintiff. The plaintiff does not contend that the Company was in any way involved in WIWAG’s conduct. However, plaintiff contends that the Company is nevertheless responsible for the damage sustained by plaintiff as a result of WIWAG’s activities, based on allegations made by plaintiff that the Company knew of prior incidents of questionable behavior by WIWAG and nevertheless introduced WIWAG to plaintiff without disclosing that information to plaintiff; allegations which the Company has denied. The plaintiff has claimed damages to its business amounting to $4,000,000 and is also seeking punitive damages against the Company, as well as the other defendants. The Company is vigorously defending against, and believes that it will not incur any liability to plaintiff in, this action.

The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. We believe that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Michael R. Haynes	53	Chief Executive Officer
David G. Hall	57	President
Michael J. Lewis	60	Chief Financial Officer

MICHAEL R. HAYNES has served as Chief Executive Officer and Director since January 1, 2003. He served as Chief Operating Officer, Chief Financial Officer and Director of Tangible Asset Galleries, Inc. from 2000 to 2002. From 1997 to 2000, Mr. Haynes was Executive Vice President of Emiliani Enterprises, Inc. He has been President, Chief Operating Officer and/or Chief Financial Officer of eight collectibles, precious metals, specialty retail, distribution, e-commerce and manufacturing businesses. Overall, Mr. Haynes has more than 25 years of experience in managing the growth and development of fast growing companies, which includes over 19 years experience in managing both public and private companies engaged in the business of selling collectibles at auction, retail and wholesale. He was also one of the co-founding board members of the Industry Council for Tangible Assets, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, where he served for nine years. Mr. Haynes holds a Master's degree in Business and a Bachelor of Science degree in mechanical engineering, both from Southern Methodist University. He is a Certified Public Accountant and a Certified Financial Planner.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market, trading under the symbol CLCT. The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ for each of the fiscal quarters in the fiscal years ended June 30, 2004 and 2003:

Fiscal 2004	High	Low
First Quarter	$3.80	$3.35
Second Quarter	10.60	3.45
Third Quarter	12.44	7.45
Fourth Quarter	14.09	9.33

Fiscal 2003	High(1)	Low(1)
First Quarter	$3.96	$2.84
Second Quarter	4.24	3.63
Third Quarter	3.55	2.10
Fourth Quarter	3.70	2.53

(1)	High and low closing prices for the first and second quarter of fiscal 2003 have been retroactively adjusted for a 1-for-4 reverse stock split of our outstanding shares, which was effectuated on December 9, 2002.

The Company had 131 holders of record of its common stock and approximately 2,158 beneficial owners on June 30, 2004.

Dividends and Share Repurchases

We do not intend to declare or pay cash dividends for the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion.

Pursuant to a program approved by the Board of Directors in 2000, the Company purchased 125,000 of its shares at an average price of $8.16 per share during the period from September 25, 2000 to December 28, 2000. Although we do not currently have plans to do so, depending on market conditions and the alternatives for the use of the Company’s cash that may be in excess of our cash requirements, the Board of Directors may consider adopting additional stock repurchase programs in the future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2004, 2003 and 2002, and the selected balance sheet data at June 30, 2004 and 2003, that are set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected operating data for the fiscal years ended June 30, 2001 and 2000 and the related balance sheet data at June 30, 2002, 2001 and 2000 were derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included below in this Report.

As discussed in Part I of this Report, under the caption "Recent Developments - Disposition of Collectibles Sales Businesses," in December 2003 the Company approved, and during the balance of fiscal 2004 implemented, a plan to dispose of its collectibles sales businesses. As a result, the consolidated selected financial data set out below for the five years ended June 30, 2004 have been restated to classify the assets and related liabilities of those businesses as held for sale and the related operating results as discontinued operations. Therefore, for fiscal years 2000 through 2003, the loss from discontinued operations reflects the after-tax results of operations of these businesses in those years. In fiscal 2004, the loss from discontinued operations reflects the after-tax results of operations for these businesses through the respective dates of their disposal, plus any gain or loss recognized on the disposal of those businesses.

	Years Ended June 30, (1)
Consolidated Statements of Operations Data	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net revenues	$26,420	$20,337	$18,635	$21,373	$24,467
Cost of revenues	9,142	7,720	7,016	8,017	6,863
Gross profit	17,278	12,617	11,619	13,356	17,604
Selling, general and administrative expenses	13,009	12,520	12,803	11,956	9,847
Amortization of goodwill	-	-	90	60	58
Impairment of goodwill	-	6	51	-	-
Operating income (loss)	4,269	91	(1,325)	1,340	7,699
Interest income, net	135	94	191	855	713
Other income (expense), net	(25)	(6)	(20)	(34)	(161)
Income (loss) before provision (benefit) for income taxes	4,379	179	(1,154)	2,161	8,251
Provision (benefit) for income taxes	1,581	(557)	(502)	949	3,428
Income (loss) from continuing operations before cumulative effect of accounting change	2,798	736	(652)	1,212	4,823
Cumulative effect of accounting change (net of income taxes)	-	(56)	-	-	-
Loss from discontinued operations net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(1,068)	(11,119)	(1,858)	(1,861)	(3,281)
Net income (loss)	$1,730	$(10,439)	$(2,510)	$(649)	$1,542

Net income (loss) per basic share: (2)
Income (loss) from continuing operations before cumulative effect of accounting change	$0.45	$0.12	$(0.10)	$0.19	$0.83
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-	-	-
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(1.79)	(0.30)	(0.29)	(0.57)
Net income (loss)	$0.28	$(1.68)	$(0.40)	$(0.10)	$0.26

Net income (loss) per diluted share: (2)
Income (loss) from continuing operations before cumulative effect of accounting change	$0.44	$0.12	$(0.10)	$0.19	$0.78
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-	-	-
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(1.77)	(0.30)	(0.29)	(0.53)
Net income (loss)	$0.27	$(1.66)	$(0.40)	$(0.10)	$0.25

Weighted average shares outstanding: (2)
Basic	6,170	6,205	6,347	6,279	5,833
Diluted	6,463	6,294	6,347	6,408	6,144

Balance Sheet Data
Cash and cash equivalents	$21,454	$4,482	$4,947	$5,874	$14,580
Working capital - continuing operations	22,308	4,566	5,621	7,943	14,427
Working capital - discontinued operations	991	13,803	13,732	12,682	5,971
Total assets - continuing operations	32,348	15,926	11,503	13,588	21,073
Total assets - discontinued operations	1,384	16,365	34,006	33,281	35,159
Stockholders' equity	29,024	26,319	37,128	39,550	41,114

1.   Prior to fiscal 2003 the Company’s fiscal year ended on the Saturday closest to June 30 and, as a result, fiscal 2002 ended on June 29, 2002. Beginning with fiscal 2003 the Company changed its fiscal year end to June 30. For clarity of presentation, fiscal 2002 is reported as having ended on June 30.

2.  Per share data and weighted average shares outstanding have been retroactively adjusted for a 1-for-4 reverse stock split of our outstanding shares, which was effectuated on December 9, 2002.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company’s consolidated financial statements and related notes included elsewhere herein.

Introduction and Overview

Collectors Universe Inc. (the "Company") provides grading and authentication and other services to dealers and collectors of high-end collectible coins, sportscards, stamps, sports and entertainment memorabilia, and autographs that we believe adds value to those collectibles by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors that own and buy and sell such collectibles.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and the sale of historical data and information about the collectibles graded and authenticated by us that we believe facilitates commerce in those collectibles.

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions, which were comprised of Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sportscard Auctions for vintage sportscards and sports memorabilia, and Odyssey for entertainment and historical memorabilia. We also sold collectible coins, at retail, by direct sales methods.

At the authorization of the Company's Board of Directors, in December 2003 we adopted a plan to focus our financial and managerial resources, and collectibles expertise, on the operations and growth of our grading and authentication and other collectibles service businesses, by divesting the collectibles auctions and direct sales businesses (which comprised our "collectibles sales segment"). The decision to implement this plan was based on a number of factors and considerations that included, among others, the historical operating results of the collectible sales and auction businesses, which had proved to be disappointing as compared to the operating results of our grading and authentication businesses; a lack of synergies between the collectibles sales and auction businesses and our grading authentication businesses, which made it difficult to achieve efficiencies in our operating expenses; and the additional capital that would be required to grow our auction and retail sales businesses in comparison to the lower capital requirements of our grading and authentication businesses. See BUSSINESS--Recent Developments-Disposition of Collectibles Sales Businesses" in Part I of this Report.

Pursuant to that plan, during fiscal 2004 we sold the businesses that comprised our collectibles sales segment, including Bowers and Merena Galleries, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications and Lynn Knight Currency Auctions. We also terminated the licenses under which we operated our David Hall Rare Coins Division which had been engaged in the business of selling collectible coins at retail. Pursuant to the agreements pursuant to which those businesses were sold, we retained their collectibles inventories and their then outstanding accounts receivables, which are in the process of being liquidated.

In accordance with Statement of Financial Accounting Standard ("SFAS") 144, the assets and related liabilities of these businesses have been classified as held for sale, their related operating results have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See "Selected Financial Data" and our consolidated financial statements contained in Part II of this Report.

Additionally, as a result of our divestiture of our auction and direct sales businesses, the discussion that follows focuses almost entirely on our grading and authentication businesses, which comprise our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. Historically, the operations of our collectibles sales businesses caused significant fluctuations in our cash resources due primarily to the business cycle associated with the auctions conducted those businesses. As a result of the disposition of those businesses, we do not expect to experience such fluctuations in future periods.

Additionally, the focus on the provision of grading and authentication and other valued added services is expected to give rise to more stable and more predictable cash flows. In fiscal 2004, 2003 and 2002, we generated cash of $6,068,000, $838,000 and $1,881,000, respectively, from our continuing (grading and authentication) operations.

Additionally, during the fiscal year ended June 30, 2004, we generated cash of $10,435,000 from the sale of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that we had retained. As a result, at June 30, 2004 the remaining net assets of those businesses, which we are in the process of liquidating, totaled approximately $1,400,000.

Factors Affecting our Gross Profit Margins. The gross profit margins on grading submissions are affected by the mix of collectibles submitted for grading between (i) coins and sportscards and (ii) vintage or "classic" coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, the prices for grading and authentication of collectible coins are higher than those charged for the grading of sportscards. In addition, our prices for grading of collectible coins and sportscards vary depending on the "turn-around" time requested by our customers who submit collectibles to us for grading and authentication. As a general rule, customers request faster turn-around for vintage or classic coins and sportscards than they do for modern submissions.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles market, which primarily relies on discretionary consumer spending. As a result, our revenues sometimes decline and our operating result can be adversely affected by recessionary economic conditions, which often result in a decline in sales of collectibles and which, in turn, can lead to a decline in grading submissions. On the other hand, conditions such as these, as well as price declines or volatility in the stock market, often lead investors to increase their purchases of precious metals, which can also lead to increases in submissions of such collectibles for grading. We believe that these market factors contributed to the increase in our grading and authentication revenues.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that were graded or authenticated by us in the fiscal years ended June 30, 2004 and 2003 and their estimated values, which are the amounts at which those coins, sportscards and stamps were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed				Declared Value (000)
	2004		2003		2004		2003
Coins	1,241,000	53%	917,000	46%	$993,000	90%	$769,000	90%
Sportscards	998,000	43%	1,058,000	53%	67,000	6%	72,000	8%
Autographs	68,000	3%	15,000	1%	31,000	3%	7,000	1%
Stamps	16,000	1%	12,000	0%	10,000	1%	8,000	1%
Total	2,323,000	100%	2,002,000	100%	$1,101,000	100%	$856,000	100%

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally accounts receivable, inventories, deferred income taxes, and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will impact our ability to collect our accounts receivable in future periods. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those future events and circumstances, however, are outside of our control and, if changes in those events or circumstances occur or unanticipated events occur, we may be required under GAAP to adjust our earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as "write-downs" of the assets involved.

It is our practice to establish reserves or allowances to record downward adjustments or "write-downs" in the carrying value of assets such as accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or increased to take account of changed conditions or events. With respect to other assets, such as goodwill, we write down their carrying value in the event of a permanent impairment as a charge to income. As a result, our judgments, estimates and assumptions about future events can, and will, affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances, for the full effects of such events or changes to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, businesses also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on a number of factors, including whether the customers may be entitled to return the products or reject or adjust the payment for the services provided to them. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, GAAP generally will require that the business establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extent and duration of those rights and the historical product return experience.

In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies.

Grading and Authentication Services. Our grading customers generally prepay our grading and authentication fees when they submit their collectible items to us for grading and authentication. We record those prepayments as deferred revenue. Upon grading of the collectible and its shipment back to the customer, we record the revenue from the grading and authentication services rendered and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for grading and authentication on a recurring basis. We regularly review their accounts, estimate the amount of, and establish an allowance for uncollectible amounts in each reporting quarterly period. The amounts of such allowances are based on several factors, including the age and extent of significant past due accounts, and specific economic conditions that may affect the ability of account debtors to pay their accounts receivable balances. Estimates of uncollectible amounts are reviewed each quarter and, based on that review, are revised to reflect changed circumstances or conditions in the quarterly period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in selling, general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for declines in the value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sale value of those inventories. If there is an economic downturn or there occurs other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the prices at which we are likely to be able to sell, those collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results as such increases are recorded by charges against income. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, valuation of such collectibles often involves judgments that are more subjective than more standards products sold by other businesses. As a result, there may be some instances when we are not able to identify a decline in the value of some collectibles until they are sold.

Long-Lived Assets and Goodwill. Long-lived assets such as property and equipment, goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Prior to fiscal 2003, estimated undiscounted future cash flows were used to determine if an asset was impaired and, if such a determination was made, the carrying value of the asset would be reduced to fair value. Any resulting impairment was recorded as a charge against income in the period in which the impairment was recorded. However, under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, that was adopted by the Company in fiscal 2003, we are required to make goodwill impairment determinations on the basis of the fair values of the assets of our reporting units, as defined in SFAS No. 142, rather than on the basis of undiscounted cash flows.

In accordance with SFAS No. 142, we performed a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. We also performed an additional impairment test in June 2003. Those tests were conducted at a reporting unit level and compared each reporting unit's fair value to its carrying value. We first determined that Collectors Universe’s reporting units were sub-units of its then two reportable segments: grading and authentication and collectibles sales. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA). On the basis of these valuations, we concluded that all our goodwill, which arose principally out of our acquisitions of our collectibles sales businesses, was impaired. As a result, in fiscal 2003 we recorded a non-cash after-tax charge of $8,973,000, of which $56,000 was recorded as a cumulative change in accounting principle for continuing (grading and authentication) operations, and the balance of $8,917,000 was recorded as a cumulative effect of accounting change as part of the loss from discontinued (collectibles sales) operations. In addition, we recorded a before tax impairment charge of $1,471,000 relating to the June 30, 2003 impairment test, as part of the loss from discontinued operations, and a non-cash before tax impairment charge of $6,000 in our statement of operations for fiscal 2003.

Grading Warranty Costs. We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin or sportscard, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in future periods.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	34.6%	38.0%	37.6%
Gross profit	65.4%	62.0%	62.4%
Operating expenses:
Selling, general & administrative	49.2%	61.6%	68.7%
Amortization of goodwill	-	-	0.5%
Impairment of goodwill	-	-	0.3%
Total operating expenses	49.2%	61.6%	69.5%
Operating income (loss)	16.2%	0.4%	(7.1%)
Interest income, net	0.5%	0.5%	1.0%
Other, net	(0.1%)	-	(0.1%)
Income (loss) before provision (benefit) for income taxes	16.6%	0.9%	(6.2%)
Provision (benefit) for income taxes	(6.0%)	2.7%	2.7%
Income (loss) before cumulative effect of accounting change	10.6%	3.6%	(3.5%)
Cumulative effect of accounting change (net of income taxes)	-	(0.3%)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(4.0%)	(54.6%)	(10.0%)
Net income (loss)	6.6%	(51.3%)	(13.5%)

Net Revenues. Net revenues consist primarily of fees generated from the grading and authentication of sportscards, coins and stamps and, to a much lesser extent, revenues from the publication of collectibles magazines. Net revenues are determined net of discounts and allowances.

The following table sets forth our net revenues for the fiscal years ended June 30, 2004, 2003 and 2002 and the dollar amount of and the percentage increases in net revenues in fiscal 2004 and fiscal 2003, in each case as compared to the immediately preceding fiscal year:

	Year Ended June 30, (Dollars in thousands)
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
				Increase (Decrease)		Increase (Decrease)
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net revenues	$26,420	$20,337	$18,635	$6,083	29.9%	$1,702	9.1%

The increase in net revenues in 2004, compared to 2003, was attributable a 16% increase in the volume of collectibles graded in fiscal 2004 and, more importantly, to a 35% increase in the number of coins graded in 2004 as compared to 2003, because the average of the fees paid for the grading of coins is higher than the average of the fees paid for the grading of sportscards and stamps. As a result, coins accounted for 53% of the total collectibles graded in fiscal 2004 as compared to 46% in fiscal 2003.

Consequently, while coins represented 53% of the total number of collectibles that were graded in 2004, coin grading generated 66% of the net revenues in 2004, as compared to 60% of net revenues in 2003. The increase in the demand for our coin grading services was largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors, which we believe was due in large part to a shift by investors of some of their funds from marketable securities to tangible assets in response to continuing uncertainties in the stock markets, and (ii) new marketing programs that we initiated in fiscal 2004. Additionally, while the number of sportscards graded declined by 5.6% in fiscal 2004, as compared to 2003, sportscard grading revenues actually increased to $7,126,000 in fiscal 2004, as compared to $6,946,000 in fiscal 2003, because the increase in sportscards graded in fiscal 2003 was primarily attributable to a large bulk order for the grading of newly manufactured sportscards obtained from a leading sportscard manufacturer in fiscal 2003, for which the average selling price was lower than for the grading of sportscards submitted by dealers and collectors.

The 9% increase in grading and authentication revenues in 2003, as compared to fiscal 2002, was due primarily to increases of 24% in coin grading submissions and 10% in sportscard grading submissions, as compared to 2002. However, the increase in sportscard submissions was offset somewhat by a 24% decline in the average price charged for sportscard grading in fiscal 2003, as compared to fiscal 2002, primarily as a result of the bulk submission of newly manufactured sportscards in fiscal 2003 and a reduction in submissions of higher value "vintage" sportscards, for which the average selling price is higher because dealers who submit vintage sportscards for grading usually request faster turn-around time than for lower value modern sportscards.

Gross Profit. Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist primarily of labor to grade and authenticate coins, sportscards, autographs and stamps, production and printing costs, credit cards fees and warranty expense. Gross profit margin is gross profit stated as a percent of net revenues.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2004	2003	2002
Gross profit	$17,278	$12,617	$11,619
Gross profit margin	65.4%	62.0%	62.4%

The increase in our gross profit margin in 2004, as compared to 2003, was due to a combination of factors, the most important of which consisted of (i) the increase in grading submissions of coins, on which we realize higher margins than on submissions of other collectibles for grading, and (ii) an overall increase in net revenues (described above), which caused the fixed elements of our cost of revenues to represent a lower percentage of total revenues in 2004 as compared to 2003.

In fiscal 2003, the modest decline of 0.4% in our gross profit margin, as compared to 2002, was due to an increase in bulk sportscards grading submissions, on which we realized lower margins than on other submissions of sportscards.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses primarily include wages and payroll-related expenses, advertising and promotional expenses, facility and security expenses, outside professional fees and service charges, travel-related expenses and other general administrative expenses.

	Year Ended June 30, (Dollars in thousands)
	2004	2003	2002
SG&A expenses	$13,009	$12,520	$12,803
As a percentage of net revenues	49.2%	61.6%	68.7%

Although the dollar amount of SG&A expense incurred in continuing operations increased by $489,000 in 2004, as compared to 2003, such expenses decreased as a percentage of net revenues in fiscal 2004, primarily as a result of the nearly 30% increase in net revenues. Additionally, the mix of SG&A expenses changed in 2004, as compared to 2003, as corporate general and administrative expenses declined by $814,000 in fiscal 2004, due to a number of factors, including a reduction in administrative personnel made possible by the disposition of the collectibles sales businesses, and the fact that in fiscal 2003 general and administrative expenses included $235,000 of consulting fees incurred for services rendered in connection with securing $671,000 in State Enterprise Zone Tax Credits. The reduction in corporate general and administrative expenses in fiscal 2004 were offset, however, by increases in SG&A expenses that were related to the increases in grading submissions in fiscal 2004 compared to fiscal 2003.

The decrease in SG&A expenses, as a percentage of net revenues, in fiscal 2003, as compared to fiscal 2002, was due primarily to the fact that, in fiscal 2003, net revenues increased at a greater rate than did SG&A expenses; partially offset by the incurrence in fiscal 2003 of the tax consulting fees related to our obtaining the State Enterprise Zone Tax Credits in 2003.

Amortization of Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective as of July 1, 2002, the commencement of fiscal 2003. In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there were no charges recorded for goodwill amortization expense in fiscal 2004 or 2003. By comparison, we recorded goodwill amortization expense of $90,000, or 0.5% of net revenues, in fiscal 2002.

Goodwill Impairment. SFAS No. 142 also required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of its adoption. Accordingly, we conducted that test at a reporting unit level and compared each reporting unit's fair value to its carrying value. We first determined that our reporting units were sub-units of our reportable segments. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization (EBITDA). On the basis of that valuation, we concluded that a substantial portion of our goodwill was impaired and, in the first quarter of fiscal 2003, we recorded a non-cash after-tax transitional goodwill impairment charge of $8,973,000 (net of income taxes) as a change in accounting principle. In the fourth quarter of 2003, we recorded, as part of operating expenses, a non-cash goodwill impairment charge of $1,477,000.

Due to the adoption in fiscal 2004 of our plan to dispose of our collectibles sales businesses and the classification of the results of the operations of those businesses as discontinued operations, $56,000 of the $8,973,000 transitional goodwill impairment charge recorded in the first quarter of 2003 has been classified as a cumulative change in accounting principle, and the remaining $8,917,000 as part of the loss from discontinued operations recorded for fiscal 2003. Also, of the $1,477,000 goodwill impairment charge recorded as part of operating expenses in the fourth quarter of fiscal 2003, $6,000 is now classified as part of the continuing operating expense in fiscal 2003 and the remaining $1,471,000 has been classified as part of the loss from discontinued operations in fiscal 2003. There was no goodwill impairment charge in fiscal 2004 because all goodwill had been written off in fiscal 2003.

In fiscal 2002, we recorded a $51,000 goodwill impairment charge, as part of operating expenses, to reduce the carrying value of the assets of our stamp grading division, Professional Stamp Experts ("PSE"), as a result of a determination that its future revenues were likely to be lower than had been previously expected.

Interest Income, Net. Interest income is generated on cash balances that we invest primarily in highly liquid money market accounts, short-term bank certificates of deposit and commercial paper instruments. Interest income, net from continuing operations, was $135,000 in fiscal 2004, compared with $94,000 in fiscal 2003 and $191,000 in fiscal 2002. The increase in 2004 as compared to 2003 is primarily related to interest earned on tax refunds that the Company received in fiscal 2004. The decrease in interest income in 2003, compared to 2002 was primarily attributable to declines in short-term interest rates earned on cash balances during 2003, and the repayment of certain notes receivables that were outstanding in prior periods. Our cash balances increased in the second half of 2004 due to the improved performance of our grading and authentication businesses and the proceeds realized from the disposition of our collectibles sales businesses and related assets. As a result, we currently anticipate that interest income will be somewhat higher in the first six months of fiscal 2005 than in the same six months of fiscal 2004.

Provision (Benefit) for Income Taxes. The provision made for income taxes in fiscal 2004 and the income tax benefits recorded in fiscal 2003 and 2002 were calculated on the basis of our expected federal and state effective income tax rates for those years. Contributing to the income tax benefit in fiscal 2003 were $671,000 of California Enterprise Zone Hiring Tax Credits covering eligibility periods from 1999 to 2002, for which required governmental approvals were obtained in the second quarter of fiscal 2003.

Discontinued Operations

Loss from Discontinued Operations. As a result of our decision in fiscal 2004 to dispose of our collectibles sales businesses, in accordance with SFAS 144 the assets and related liabilities of those businesses have been classified as held for sale and their related operating results for fiscal years 2004, 2003, and 2002 have been classified as discontinued operations in the financial statements included in this Report. Therefore, in fiscal years 2003 and 2002, the loss from discontinued operations (net of income taxes) relates to the operations of those discontinued businesses for the entirety of those fiscal years. In fiscal 2004, the loss from discontinued operations includes (i) the losses from their operations through the respective dates on which they were disposed of and (ii) the losses or gains recognized on the sales of those businesses and the disposition of those of their assets (consisting primarily of inventories and accounts receivable) that we retained. In fiscal year 2003, the loss from discontinued businesses includes the transitional goodwill adjustment of $8,917,000 that arose as a result of the adoption of SFAS 142 and the goodwill impairment charge of $1,471,000 recorded in the fourth quarter of 2003. See "Goodwill Impairment" discussed above.

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2002 and ending on June 30, 2004. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The consolidated financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods. We typically experience a decline in net revenues during our second fiscal quarter that ends on December 31, which we believe is related to the holidays that take place during that period. Our operating results also may fluctuate in the future due to a number of factors which are outside of our control. See "Overview" above in this Section of this Report for a discussion of those factors.

	Fiscal Quarters Ended
	(In thousands except per share data)
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31 2004	June 30, 2004
Number of Units Graded by Division
PCGS	203	214	211	289	282	285	297	377
PSA	335	222	241	260	253	235	242	268
Autographs	4	4	4	3	9	14	25	20
PSE	3	2	3	4	5	3	4	4
Total	545	442	459	556	549	537	568	669

	Fiscal Quarters Ended
	(In thousands except per share data)
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31 2004	June 30, 2004
Consolidated Financial Data
Net revenues	$5,110	$4,123	$5,171	$5,933	$6,012	$5,753	$6,896	$7,759
Cost of net revenues	1,840	1,677	2,059	2,144	2,224	2,055	2,312	2,551
Gross profit	3,270	2,446	3,112	3,789	3,788	3,698	4,584	5,208
SG&A	2,972	2,920	3,277	3,351	3,091	3,219	3,208	3,491
Impairment of goodwill	-	-	-	6	-	-	-	-
Total operating expenses	2,972	2,920	3,277	3,357	3,091	3,219	3,208	3,491
Operating income (loss)	298	(474)	(165)	432	697	479	1,376	1,717
Interest income, net	10	11	64	9	7	7	11	110
Other income (expense), net	(1)	9	(14)	-	(7)	(12)	(4)	(2)
Income (loss) before income taxes	307	(454)	(115)	441	697	474	1,383	1,825
Income tax benefit (expense)	(134)	584	40	67	(313)	(170)	(592)	(506)
Income (loss) from continuing perations, before cumulative effect of accounting change	173	130	(75)	508	384	304	791	1,319
Cumulative effect of accounting change (net of income taxes)	(56)	-	-	-	-	-	-	-
Gain (loss) from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(8,794)	(579)	50	(1,796)	47	(782)	201	(534)
Net income (loss)	$(8,677)	$(449)	$(25)	$(1,288)	$431	$(478)	$992	$785

Net income (loss) per basic share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.03	$0.02	$(0.01)	$0.08	$0.06	$0.05	$0.13	$0.21
Cumulative effect of accounting change (net of income taxes)	(0.01)	-	-	-	-	-	-	-
Gain (loss) from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(1.42)	(0.09)	0.01	(0.29)	0.01	(0.13)	0.03	(0.08)
Net income (loss)	$(1.40)	$(0.07)	$-	$(0.21)	$0.07	$(0.08)	$0.16	$0.13

Net income (loss) per diluted share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.03	$0.02	$(0.01)	$0.8	$0.06	$0.05	$0.13	$0.20
Cumulative effect of accounting change (net of income taxes)	(0.01)	-	-	-	-	-	-	-
Gain (loss) from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(1.40)	(0.09)	0.01	(0.29)	0.01	(0.12)	0.03	(0.08)
Net income (loss)	$(1.38)	$(0.07)	$-	$(0.21)	$0.07	$(0.07)	$0.16	$0.12

Weighted average shares outstanding
Basic	6,193	6,129	6,131	6,131	6,172	6,167	6,135	6,201
Diluted	6,288	6,219	6,131	6,226	6,288	6,391	6,319	6,557

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents of $21,454,000 compared to cash and cash equivalents of $4,482,000 at June 30, 2003. Contributing to the increase in cash and cash equivalents were (i) the increases in grading revenues and the resulting operating income, (ii) cash proceeds received from the sales of our collectibles sales businesses in fiscal 2004, and (iii) cash from collections of accounts receivables from auctions held in the second quarter of 2004 and the disposition of assets (principally inventories and accounts receivable) of the collectibles sales businesses that we retained.

Historically, we have relied on internally generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our grading and authentication services to provide us with relatively stable and predictable cash flows because in most instances our customers prepay for those services at the time they submit their collectibles for authentication and grading and we are able to closely monitor the overall volume of grading submissions and make adjustments to our operating expenses to the extent required to maintain positive cash flow from operations.

Continuing operations provided net cash of $6,068,000 during the year ended June 30, 2004 primarily from operating profits and collections of tax refunds. This compares to net cash from continuing operations of $838,000 in the year ended June 30, 2003.

Net cash generated from investing activities was $1,852,000 for the years ended June 30, 2004 and consisted primarily of cash received from the sale of discontinued businesses of $2,307,000 partially offset by expenditures for upgrading the Company’s corporate computer hardware, and secondarily for new tooling for producing plastic, tamper resistant holders in which collectible coins and sports cards that we grade or authenticate are placed prior to being sent back to the customer.

Financing activities provided net cash of $924,000 in the year ended June 30, 2004, consisting of proceeds from sales of our shares under our Employee Stock Purchase Plan and the exercise of employee stock options.

At June 30, 2004, we had the following outstanding obligations under operating leases, net of sublease income for years ending June 30:

2005	$906,000
2006	908,000
2007	925,000
2008	908,000
2009	905,000
Thereafter	324,000
$4,876,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations.

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

We also may use cash resources to make acquisitions of other collectibles service businesses, if we identify acquisition opportunities that we believe are attractive.

We believe that our existing cash balances and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months. However, our cash requirements will depend on several factors, including our ability to achieve and maintain operating profitability and whether or not we make business acquisitions for cash or stock. Accordingly, we may require financing from external sources in the future through equity or debt offerings, which may or may not be available or may be dilutive to our stockholders. Our ability to obtain financing from external sources will depend upon our operating results, financial condition, future business prospects, our stock price performance and conditions then prevailing in the relevant capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations. However, as discussed above in this Section of this Report and in Note 2 to our Consolidated Financial Statements included elsewhere in this Report, we have classified the assets, related liabilities of the collectible sales businesses as held for sale, and their related operating results have been classified as discontinued operations in accordance with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In 2003, we decided to relocate the operations of our Bowers and Merena division (part of the discontinued operations) to Louisiana, and in fiscal 2004, we incurred certain severance costs associated with exiting our discontinued businesses. We accounted for these actions in accordance with SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third party obligations. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements became effective for financial statements for interim or annual periods ending after December 15, 2002. We did not issue any guarantees in the year ended June 30, 2004.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts consist primarily of (i)  the asset purchase agreements pursuant to which we have sold our collectibles auction businesses, under which we have agreed to indemnify the buyers of those businesses on terms customary for transactions of this nature; (ii) certain real estate leases under which we are required to indemnify property owners for environmental or other liabilities and other claims arising from our use of the leased premises; and (iii) agreements with the Company’s officers, directors and employees, under which we are obligated to indemnify such persons for liabilities arising out of their employment or service relationship with us or our subsidiaries. The terms of such indemnification obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Historically, we have not had to make any significant payments in respect of these indemnification obligations and no liabilities have been recorded for those obligations in the accompanying condensed consolidated balance sheets.

In January 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities-an  interpretation of ARB No. 51, and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on our consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 203, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The Company has determined that SFAS No. 150 did not have any significant impact on its consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

The Company is exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2004, we had approximately $21,454,000 in cash and cash equivalents. These funds are primarily invested in a highly liquid money market fund, and interest earned is re-invested in the same fund. The Company is exposed to the risk of declining short-term interest rates, but we do not consider this risk to be material.

We have no activities that would expose us to foreign currency exchange rate risks or commodity price risks.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index in Part IV, Item 15(A) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.

As discussed in Note 4 to the consolidated financial statements, on December 4, 2003, the Company adopted a formal plan to divest the Company’s collectibles auctions and direct sales businesses. The consolidated financial statements referred to above have been restated to report the assets and related liabilities of the collectibles auctions and direct sales businesses as held for sale and the related operating results as discontinued operations for all periods presented.

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 23, 2004

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$21,454	$4,482
Accounts receivable, net of allowance of $30 in 2004 and $29 in 2003	790	454
Inventories, net	452	180
Prepaid expenses and other	781	638
Refundable income taxes	13	1,183
Deferred income taxes	1,174	1,066
Receivables from sale of net assets of discontinued operations	1,611	-
Current assets of discontinued operations held for sale	1,267	15,947
Total current assets	27,542	23,950

Property and equipment, net	1,045	1,262
Deferred income taxes	5,205	6,467
Other assets	165	194
Non-current assets of discontinued operations held for sale	117	418
	$34,074	$32,291
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$455	$917
Accrued liabilities	1,351	1,253
Accrued compensation and benefits	936	490
Deferred revenue	1,225	777
Current liabilities of discontinued operations held for sale	276	2,144
Total current liabilities	4,243	5,581

Deferred rent	401	391
Other long-term liabilities	64	-
Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
shares issued: 6,338 in 2004 and 6,255 in 2003	25	25
Additional paid-in capital	42,196	40,879
Accumulated deficit	(11,834)	(13,564)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders’ equity	29,366	26,319
	$34,074	$32,291

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30
	2004	2003	2002
Net revenues:
Grading, authentication and related services	$26,420	$20,337	$18,635
Total net revenues	26,420	20,337	18,635

Cost of revenues:
Cost of grading, authentication and related services	9,142	7,720	7,016
Total costs of revenues	9,142	7,720	7,016

Gross profit	17,278	12,617	11,619

Selling, general and administrative expenses	13,009	12,520	12,803
Amortization of goodwill	-	-	90
Impairment of goodwill	-	6	51
Total operating expenses	13,009	12,526	12,944

Operating income (loss)	4,269	91	(1,325)
Interest income, net	135	94	191
Other expense, net	(25)	(6)	(20)
Income (loss) before provision (benefit) for income taxes	4,379	179	(1,154)

Provision (benefit) for income taxes	1,581	(557)	(502)
Income (loss) from continuing operations before cumulative effect of accounting change	2,798	736	(652)

Cumulative effect of accounting change, net of income tax benefit of $27	-	(56)	-
Loss from discontinued operations, net of gain on sales of discontinued business in 2004 (net of income taxes) (see note 4)	(1,068)	(11,119)	(1,858)
Net income (loss)	$1,730	$(10,439)	$(2,510)

Net income (loss) per basic share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.45	$0.12	$(0.10)
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(0.17)	(1.79)	(0.30)
Net income (loss)	$0.28	$(1.68)	$(0.40)

Net income (loss) per diluted share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.44	$0.12	$(0.10)
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(0.17)	(1.77)	(0.30)
Net income (loss)	$0.27	$(1.66)	$(0.40)
Weighted average shares outstanding:
Basic	6,170	6,205	6,347
Diluted	6,463	6,294	6,347
The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total
Balance at June 30, 2001	6,367	$26	$41,160	$(615)	(125)	$(1,021)	$39,550

Employee stock purchase plan	10	-	55	-	-	-	55
Exercise of stock options	4	-	12	-	-	-	12
Compensation expense related
to stock options granted	-	-	21	-	-	-	21
Net loss	-	-	-	(2,510)	-	-	(2,510)
Balance at June 30, 2002	6,381	26	41,248	(3,125)	(125)	(1,021)	37,128

Redemption of common stock in satisfaction of note receivable from related party	(130)	(1)	(385)	-	-	-	(386)
Employee stock purchase plan	3	-	14	-	-	-	14
Exercise of stock options	1	-	2	-	-	-	2
Net loss	-	-	-	(10,439)	-	-	(10,439)
Balance at June 30, 2003	6,255	$25	$40,879	$(13,564)	(125)	$(1,021)	$26,319

Exercise of stock options	204	-	883	-	-	-	883
Tax benefit on exercise of stock options	-	-	342	-	-	-	342
Issuances of stock under stock purchase plan and related compensation expenses	12	-	92	-	-	-	92
Net income	-	-	-	1,730	-	-	1,730
Cancellation of stock issued to a former officer	(133)	-	-	-	-	-	-
Balance at June 30, 2004	6,338	$25	$42,196	$(11,834)	(125)	$(1,021)	$29,366

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$2,798	$680	$(652)
Adjustments to reconcile net income (loss) net
cash provided by operating activities:
Depreciation and amortization	647	650	854
Impairment of goodwill	-	5	51
Stock-based compensation expense	50	-	21
Interest on note receivable from an officer	-	(8)	-
Provision for bad debts	31	-	100
Provision for inventory write-down	53	-	-
Loss on disposal of property and equipment	25	5	-
Cumulative effect of accounting change, net of taxes	-	56	-
Deferred income taxes	1,496	(1,300)	(274)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(367)	264	675
Inventories	(325)	4	579
Prepaid expenses and other	(143)	(216)	233
Notes receivable	-	22	(22)
Refundable income taxes	1,170	8	(299)
Other assets	29	13	169
Accounts payable and accrued liabilities	(364)	639	227
Accrued compensation and benefits	446	(192)	170
Deferred revenue	448	98	(14)
Other long-term liabilities	64	-	-
Deferred rent	10	110	59
Net cash provided by operating activities	6,068	838	1,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	83	-	1
Capital expenditures	(538)	(297)	(658)
(Advances) collections on notes receivable from related parties	-	3	(181)
Cash received from sale of net assets of discontinued operations	2,307	-	-
Net cash provided by (used in) investing activities	1,852	(294)	(838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	60	14	55
Stock option exercise	864	2	12
Net cash provided by financing activities	924	16	67

Discontinued operations:
Net cash provided by (used in) discontinued operations	8,128	(1,025)	(2,033)

Net increase (decrease) in cash and cash equivalents	16,972	(465)	(927)
Cash and cash equivalents at beginning of year	4,482	4,947	5,874
Cash and cash equivalents at end of year	$21,454	$4,482	$4,947

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended June 30
	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$14	$-	$9
Interest paid	$2	$3	$36

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
See note 2.

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

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. ("Lyn Knight") and Kingswood Coin Auctions, LLC ("Kingswood") and the minority ownership interests in Superior Sportscard Auctions, LLC ("Superior") and Internet Universe, LLC ("IU"), both of which were majority-owned subsidiaries of PCGS at the time these acquisitions were consummated. See note 3, Acquisitions and note 4, Discontinued Operations.

Nature of the Business

We are a collectibles company engaged in the provision of grading, authentication and related services for high-end collectibles. We provide authentication and grading services for sportscards, rare coins, stamps and authentication-only services for sports memorabilia and autographs. We also publish magazines that provide market prices and information for certain collectibles.

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling high-end collectible coins, sportscards and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions, which were comprised of Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sportscard Auctions for vintage sportscards and sports memorabilia and Odyssey for entertainment and historical memorabilia. We also sold collectible coins by direct sales methods.

On December 4, 2003, our Board of Directors adopted a plan to focus the Company’s financial and management resources and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the collectibles auctions and direct sales businesses comprising its collectibles sales segment. As a result, in the accompanying financial statements the assets and related liabilities of the collectibles sales segment have been classified as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS 144 (see note 4 below).

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries. During the year ended June 30, 2002, the Company acquired the assets of certain businesses and the results of their operations have been included in our consolidated financial statements from the dates of acquisition (note 3). All intercompany accounts have been eliminated in consolidation.

In 2004, the Company disposed of the businesses comprising its collectibles sales segment and, accordingly, the assets and liabilities of those businesses have been classified as held for sale and their related operating results (including the gains or losses recognized on the sales of those businesses) have been classified as discontinued operations. See Note 4 below.

Fiscal Year

For fiscal year 2003, and thereafter, the Company’s fiscal year end is June 30th. Prior to 2003, the Company elected to end its fiscal year on the Saturday closest to June 30. Accordingly, the 2002 fiscal year ended on June 29, 2002. For clarity of presentation, all fiscal years are reported as ending on June 30.

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

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy of investing its excess cash in a portfolio of high quality U.S. dollar-denominated money market securities. A substantial portion of accounts receivable are due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $30,000 and $29,000 at June 30, 2004 and 2003, respectively.

Revenues from coin authentication and grading were approximately 66%, 60% and 54% of net revenues for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company purchases injection-molded parts, holograms and printed labels for its grading services. There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company. However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although, the Company does not have back-up dies for some of its high volume injection-molded parts and relies on one supplier for these requirements, the Company believes that it maintains a large enough inventory of the injection-molded parts to allow for the time necessary to manufacture new molds.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Inventories

Our inventories consist primarily of our stamp and coin collectibles inventories and consumable supplies that we use in our continuing grading and authentication businesses. We account for those inventories under the specific identification method. Inventories are valued at the lower of cost or market. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $53,000 and $- 0 - at June 30, 2004 and 2003, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. During the year ended June 30, 2003, the Company determined that a covenant not-to-compete obtained in connection with an acquisition of a collectibles sales business (Note 3) was impaired. Accordingly, the Company wrote-off the unamortized balance of $18,000. Such amount is included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended June 30, 2003. In the fiscal year ended June 30, 2003 the Company also recorded impairment charges for goodwill, as discussed further in this Note 2. No long-lived asset impairments were identified at June 30, 2004.

Revenue Recognition

Net revenues consist primarily of fees generated from the grading and authentication of sportscards, coins, autographs and stamps. Grading and authentication revenues are recognized when the graded item is shipped to the customer. Grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

Warranty Costs

The Company offers a warranty covering the coins and sportscards it authenticates and grades. Under the terms of the warranty, any coin or sportscard originally graded by us, which subsequently receives a lower grade upon resubmittal to us, obligates us to either purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, any coin or sportscard originally graded by us, which later is determined not to be authentic, obligates us to purchase the coin or sportscard. We accrue for estimated warranty costs based on historical trends and related experience.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $149,000, $123,000 and $185,000 in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on that date exceeds the exercise price. However, the Company provides pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123, Stock Based Compensation. In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)
	June 30
	2004	2003	2002

Net income (loss), as reported	$1,730	$(10,439)	$(2,510)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	50	-	21
Deduct: total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects .	(402)	(262)	(503)
Pro forma net income (loss)	$1,378	$(10,701)	$(2,992)

Net income (loss) per common share - basic
As reported	$0.28	$(1.68)	$(0.40)
Pro forma	$0.22	$(1.72)	$(0.47)

Net income (loss) per common share - fully diluted
As reported	$0.27	$(1.66)	$(0.40)
Pro forma	$0.21	$(1.70)	$(0.47)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	June 30
	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	73.0%	81.0%
Risk-free interest rate	1.7%	2.0%	3.3%
Expected lives	2.0 years	2.0 years	1.5 years

We account for equity instruments issued to persons other than Company employees and directors ("non-employees") in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. For the year ended June 30, 2002, potentially dilutive stock options of 719,000 are not included, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	2004	2003	2002
Income (loss) from continuing operations before cumulative effect of accounting change applicable to common stockholders	$2,798	$736	$(652)
Cumulative effect of accounting change (net of income taxes)	-	(56)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(1,068)	(11,119)	(1,858)
Net income (loss)	$1,730	$(10,439)	$(2,510)

Net income (loss) per basic share:
From continuing operations before cumulative effect of accounting change	$0.45	$0.12	$(0.10)
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(0.17)	(1.79)	(0.30)
Net income (loss)	$0.28	$(1.68)	$(0.40)

Net income (loss) per diluted share:
From continuing operations before cumulative effect of accounting change	$0.44	$0.12	$(0.10)
Cumulative effect of accounting change (net of income taxes)	-	(0.01)	-
Loss from discontinued operations, net of gain on sales of discontinued businesses in 2004 (net of income taxes)	(0.17)	(1.77)	(0.30)
Net income (loss)	$0.27	$(1.66)	$(0.40)

Weighted-average shares outstanding:
Basic	6,170	6,205	6,347
Diluted	6,463	6,294	6,347

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Computer Software Development Costs

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs to obtain or develop software to be used for internal purposes. For fiscal years 2004, 2003 and 2002, the Company capitalized $119,000, $0 and $93,000. During the years ended June 30, 2004, 2003 and 2002 amortization of software development costs was $67,000, $115,000 and $198,000, respectively, based upon a two-year amortization period.

Change in Accounting for Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a "reporting unit" level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are its operating segments, which have been aggregated into its two reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Upon adoption of SFAS No. 142, the Company completed a transitional impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000. The charge has been recorded as a $56,000 cumulative effect of an accounting change, and $8,917,000 as a cumulative effect of accounting change as part of the loss from discontinued operations, in the accompanying consolidated statement of operations for the year ended June 30 2003.

The following is a summary of the transitional impairment charge by segment and reporting unit, net of $4,511,000 tax benefit (in thousands):

Reportable Segment	Reportable Unit	Charge
Collectible sales	Bowers and Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Total discontinued operations		8,917
Grading and authentication	Professional Stamp Experts	56
		$8,973

Market and economic conditions resulted in impairment to the goodwill allocated to these reporting units.

On June 30, 2003, the Company tested its goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, and concluded that the remaining unamortized goodwill was impaired. The operating profits and cash flows of each of the reporting units were lower than had been expected for fiscal 2003. Based on that trend and a reforecast of the future earnings of those units, the expected present value of future cash flows of each of those reporting units was re-determined, resulting in a pre-tax impairment of $1,477,000. This impairment has been recorded as a goodwill impairment charge of $6,000, with the balance of $1,471,000 recorded as part of the loss from discontinued operations in the accompanying statement of operations for 2003.

During fiscal 2002, the Company determined that the goodwill associated with its stamp grading division, Professional Stamp Experts ("PSE"), was partially impaired. This determination resulted from a reduction in the expected future revenues of PSE. Accordingly, the Company recorded an impairment charge of $51,000 to reduce the carrying value of the PSE goodwill to $89,000.

The following table set forth the reconciliation of net income (loss) and net income (loss) per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(in thousands)
	June 30
	2004	2003	2002
Net income (loss), as reported	$1,730	$(10,439)	$(2,510)
Add: goodwill amortization, net of taxes (both continuing and discontinued operations)	-	-	989
Adjusted net income (loss)	$1,730	$(10,439)	$(1,521)

Net income (loss) per share - basic
Net loss per share, as reported	$0.28	$(1.68)	$(0.40)
Goodwill amortization, net of taxes	-	-	(0.24)
Adjusted net income (loss) per share - basic and diluted	$0.28	$(1.68)	$(0.16)

Net income (loss) per share - diluted:
Net loss per share, as reported	$0.27	$(1.66)	$(0.40)
Goodwill amortization, net of taxes	-	-	(0.24)
Adjusted net income (loss) per share - basic and diluted	$0.27	$(1.66)	$(0.16)

Changes in the carrying amounts of goodwill for the year ended June 30, 2003 were as follows (in thousands):

	Discontinued Collectible Sales	Grading and Authentication	Total
Balance, July 1, 2002	$14,872	$89	$14,961
Cumulative effects of accounting change	(13,401)	(83)	(13,484)
Impairment losses	(1,471)	(6)	(1,477)
Balance, June 30, 2003	$-	$-	$-

Amortization expense related to the covenants not-to-compete, part of which has been reported as amortization expense for continuing operations and the balance as part of the loss from discontinued operations in the accompanying statement of operations, amounted to $93,000 and $70,000 for the years ended June 30, 2003 and 2002, respectively. The covenants not-to-compete are fully amortized at June 30, 2003.

Supplemental Schedule of Noncash Transactions

During the year ended June 30, 2003, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in an impairment charge of $8,973,000, net of a tax benefit of $4,511,000. Such $8,973,000 is classified as $56,000 as a cumulative effect of accounting change for continuing operations and the balance of $8,917,000 is classified as part of the loss from discontinued operations in the accompanying statement of operations for 2003.

Effective June 30, 2003, the Company completed its annual impairment test for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and concluded that the remaining unamortized goodwill was impaired, resulting in an impairment charge of $1,477,000. Such $1,477,000 is classified as $6,000 for goodwill impairment for continuing operations and the balance of $1,471,000 is classified as part of the loss from discontinued operations in the accompanying statement of operations for 2003.

Effective June 30, 2003, the Company determined that the unamortized balance of a covenant-not-to compete was impaired, resulting in an impairment charge of $18,000. Such amount was classified as part of the loss from discontinued operations in the accompanying statement of operations for 2003.

During 2004, in connection with the divestiture of the Company’s collectibles auctions and direct sales businesses, the Company sold such businesses for gross proceeds of approximately $2,900,000, of which $2,307,000 has been received through June 30, 2004 and the balance of $567,000 is included as part of the receivables from the sale of discontinued operations in the accompanying balance sheet at June 30, 2004.

During 2004, the Company recorded a tax benefit from the exercise of stock options of $342,000, which is included as an increase to deferred taxes, and an increase to additional paid in capital.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was adopted by the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations. However, as discussed above in this Note 2 , the Company has classified the assets and related liabilities of its collectible sales businesses as held for sale, and their operating results as discontinued operations in accordance with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. In 2003, we decided to relocate the operations of our Bowers and Merena division (part of the discontinued operations) to Louisiana. Related to this relocation, we incurred employee termination costs of $48,000, lease termination costs of $118,000 and moving costs of $149,000 in fiscal year 2003. All activities related to the relocation of the division were completed in June 2003. We accounted for these actions in accordance with SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the interim and annual financial statement disclosures that are required to be made by companies that have guaranteed third-party obligations. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions of this interpretation became applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements became effective for financial statements for interim or annual periods ending after December 15, 2002. We did not issue any guarantees in the fiscal year ended June 30, 2004.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts consist primarily of (i)  the asset purchase agreements pursuant to which we have sold our collectibles auction businesses, under which we have agreed to indemnify the buyers of those businesses on terms customary for transactions of this nature; (ii) certain real estate leases under which we are required to indemnify property owners for environmental or other liabilities and other claims arising from our use of the leased premises; and (iii) agreements with the Company’s officers, directors and employees, under which we are obligated to indemnify such persons for liabilities arising out of their employment or service relationship with us or our subsidiaries. The terms of such indemnification obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Historically, we have not had to make any significant payments in respect of these indemnification obligations and no liabilities have been recorded for those obligations in the accompanying condensed consolidated balance sheets.

In January 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after March 15, 2004. The Company has no interests in variable interest entities and, therefore, the adoption of FIN 46(R) did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 203, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The Company has determined that SFAS No. 150 did not have any significant impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the fiscal 2002 and 2003 financial statements to conform to the fiscal 2004 presentation.

3.             Acquisitions

On April 12, 2002, the Company acquired certain assets of Collectible Properties, Inc. ("CPI"), a currency sales business owned by Lyn F. Knight, former owner of Lyn Knight Rare Coins, Inc. and an employee of the Company, for $1,034,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company recorded the assets acquired based on their estimated fair values at the date of acquisition. The total purchase price of $1,034,000 was allocated to tangible assets acquired of $549,000, identifiable intangible assets of $40,000 and goodwill of $445,000. The goodwill of $445,000 was assigned to the Company’s collectible sales segment. The full amount of $445,000 is expected to be deductible for tax purposes. The following condensed balance sheet summarizes the estimated fair values of the assets acquired at the date of acquisition.

Inventories	$549,000
Intangible assets	40,000
Goodwill	445,000
Total assets acquired	$1,034,000

During the fourth quarter of 2003, the Company determined that the goodwill of this business was impaired (see Note 2 above). On September 17, 2003, the Company sold certain assets of the currency auction business, operated by its subsidiary Lynn Knight Currency Auctions, Inc. (see Note 4 below).

4.            Discontinued Operations

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectible sales businesses, which included the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Actions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, have been classified as held for sale and the related operating results have been classified as discontinued operations in the accompanying consolidated balance sheets at June 30, 2004 and 2003 and consolidated statements of operations for the fiscal years ended June 30, 2004, 2003 and 2002.

On February 19, 2004 the Company sold the businesses and certain assets of the Company’s Bowers & Merena Auction, Kingswood Coin Auction and Superior Sports Auction divisions (collectively the "BK&S Divisions") to Spectrum Numismatics International, Inc. ("Spectrum"), a subsidiary of Greg Manning Auctions, Inc. The Company retained ownership of the collectibles inventories and the then outstanding accounts receivables of the BK&S Divisions and Spectrum assumed certain outstanding contractual obligations of those businesses.

The consideration for the sale of those businesses was $2,500,000 in cash, of which $2,040,000 has been paid to the Company through June 30, 2004 and the balance of $460,000 is to be received on February 19, 2005. The Company is entitled to receive an additional amount which will be determined on the basis of the future sales revenues of the BK&S Divisions over the two-year period following February 19, 2004. The Company recorded a pre-tax gain of $1,872,000 on the sale of the BK&S Divisions in the year ended June 30, 2004. The Company will recognize any additional consideration in future periods as and to the extent the amounts become determinable.

In furtherance of its strategy to focus its business on the provision of value added collectibles services and to dispose of its collectibles sales businesses, in March 2003 the Company discontinued its business of selling coins, at retail, under the name "David Hall Rare Coins" (or "DHRC"). In connection with the operation of that business, the Company had utilized certain intangible assets and trade secrets obtained under a license agreement from an affiliate of David Hall and Van Simmons, two of the Company’s largest stockholders and also two of its directors. In connection with the discontinuance of the DHRC business, and with the approval of the disinterested members of its Board of Directors, the Company terminated that license agreement. The Company retained the operating inventory, receivables and liabilities of DHRC at the time of the termination of the license and discontinuance of that business.

In the fourth quarter of 2004, the Company disposed of its Odyssey related auction and publications businesses for $190,000 cash, of which $130,000 was paid at the time of sale and the remaining $60,000 is payable in eight (8) equal quarterly installments. The payments received through June 30, 2004 totaled $130,000. The Company also accrued for its share of the commissions generated by that business in a fourth quarter 2004 auction. In addition, the Company retained certain assets and liabilities of these businesses and is in the process of liquidating these assets and paying down those liabilities.

On September 17, 2003, the Company sold certain assets of its currency auction business, operated by its wholly owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had been president of that subsidiary and had managed that business for the Company. The Company retained ownership of its inventory of collectible currencies and the then outstanding accounts receivable of this business and Collectible Properties, Inc. assumed certain outstanding contractual obligations of the currency auction business. The consideration received from that sale was equal to the net book value of the assets sold plus an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc. The Company will record this contingent consideration in future periods as the amount becomes determinable. Although the total consideration is not currently determinable, the estimated aggregate consideration to be received in that transaction will be significantly less than the Company’s original acquisition cost for this business of $3,235,000. The Company recorded a pre-tax gain of $127,000 on the sale in the year ended June 30, 2004.

The operating results of the discontinued collectible sales businesses included in the accompanying consolidated condensed statements of operations, are as follows (in thousands):

	2004	2003	2002
Net revenues	$27,101	$31,928	$26,146

Loss from operations	(3,468)	(3,806)	(2,791)
Gain on sale of discontinued businesses	2,245	-	-
	(1,223)	(3,806)	(2,791)
Income tax benefit	(155)	(1,604)	(933)
Cumulative effect of accounting change (net of income taxes of $4,484)	-	(8,917)	-
Net loss from discontinued operations	$(1,068)	$(11,119)	$(1,858)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying consolidated balance sheets:

	(in thousands)
	June 30, 2004	June 30, 2003
Current assets:
Accounts receivable	$379	$4,198
Inventories	657	8,361
Consignment advances	45	1,511
Notes receivable	186	1,474
Other current assets	-	403
	$1,267	$15,947
Non-current assets:
Property and equipment, net	$-	$70
Notes receivable, net of current portion	117	224
Other non-current assets	-	124
	$117	$418
Current liabilities:
Consignors payable	$1	$895
Other current liabilities	275	1,249
	$276	$2,144

5.            Inventories

Inventories consist of the following at June 30:

	(in thousands)
	2004	2003
Coins	$253	$-
Other collectibles	58	50
Grading raw materials consumable inventory	194	130
	505	180
Less inventory reserve	(53)	-
	$452	$180

Inventory reserve represents valuation allowance on certain items held in inventory.

6.            Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2004	2003
Coins and sportscard grading reference sets, fair value of $57 and $15 at June 30, 2004 and 2003, respectively	$57	$15
Computer hardware and equipment	997	1,200
Computer software	867	881
Equipment	1,283	1,156
Furniture and office equipment	659	664
Leasehold improvements	422	455
Trading card reference library	52	52
	4,337	4,423
Less accumulated depreciation and amortization	(3,292)	(3,161)
Property and equipment, net	$1,045	$1,262

Depreciation and amortization expense of property and equipment for fiscal 2004, 2003 and 2002 was $647,000, $650,000 and $796,000, respectively.

7.            Accrued Liabilities

Accrued liabilities consist of the following at June 30:

	(in thousands)
	2004	2003
Warranty costs	$492	$304
Professional fees	546	413
Other	313	536
	$1,351	$1,253

Warranty reserve activity and balances related to fiscal years 2004, 2003 and 2002, are as follows (in thousands):

Warranty reserve, June 30, 2001	$280
Charged to cost of revenues	249
Cash payments	(227)
Warranty reserve, June 30, 2002	302
Charged to cost of revenues	317
Payments	(315)
Warranty reserve June 30, 2003	304
Charged to cost of revenues	646
Payments	(458)
Warranty reserve at June 30, 2004	$492

8.            Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2004	2003	2002
Current:
Federal	$1,595	$278	$(469)
State	62	(448)	(80)
	1,657	(170)	(549)
Deferred:
Federal	(216)	124	160
State	140	(538)	(113)
	(76)	(414)	47
Total provision (benefit) for income taxes	$1,581	$(584)	$(502)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, is as follows:

	(in thousands)
	2004	2003	2002
Benefit at federal statutory rates	$1,542	$33	$(404)
State income taxes (benefit), net	132	(641)	(125)
Goodwill	-	-	-
Other, net	(93)	24	27
	$1,581	$(584)	$(502)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2004 and 2003, are as follows:

	(in thousands)
	2004	2003
Deferred tax assets:
Supplier compensation costs	$546	$546
Reserves	1,295	1,387
Goodwill and intangibles	156	5,610
Property and equipment	-	73
Net operating loss carryover	4,110	255
State credits	944	673
Other	19	8
Total deferred tax assets	7,070	8,552
Deferred tax liabilities:
State taxes	(637)	(999)
Other	(54)	(20)
Total deferred tax liabilities	(691)	(1,019)
Net deferred tax assets	6,379	7,533
Less: Current portion	(1,174)	(1,066)
	$5,205	$6,467

At June 30, 2004, the Company had federal tax net operating losses of $9,400,000, which can be carried forward for up to 20 years and state tax net operating losses of $5,323,000, which will begin to expire in the tax year ending June 30, 2014. In addition, the Company has a state tax credit carry forward of approximately $944,000 related to California Enterprise Zone Credits. These Enterprise Zone credits have no expiration date.

9.            Employee Benefit Plans

We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan. Eligible employees may elect to defer up to 15% of compensation or the statutorily prescribed annual limit. The Company, at its discretion, may make contributions to the plan. To date, we have not made contributions to the plan, and administrative costs have been nominal.

On July 5, 2000, the Company implemented the 2000 Employee Stock Purchase Plan (the "Plan") covering all employees who meet certain eligibility requirements. The Plan, which was approved by our stockholders, allows employees to elect, at the beginning of each six-month period (each, a "purchase period"), to authorize withholdings from payroll of up to 15% of their compensation for application to the purchase of shares of Company common stock at the end of the six-month period. The purchase price is 85% of the closing price of the Company’s shares on NASDAQ on (i)  the first day of the six-month period, or (ii) the last day of the six-month period, whichever is lower. Participating employees are entitled to revoke their elections to participate in the purchase of shares at any time prior to the end of a purchase period, in which event the amounts withheld to the date of such revocation are paid to the employee.

During fiscal 2004, 2003 and 2002, we issued 12,000, 3,000 and 10,000 shares of common stock, respectively, under the Plan at an average purchase price of $7.94, $3.22 and $5.40, respectively.

10.          Stockholders’ Equity

Reverse Stock Split

During the quarter ended June 30, 2002, the trading prices of our shares declined to less than $1.00 per share. As a result, the Company was informed by NASDAQ on July 19, 2002, that its shares might be delisted from trading on the NASDAQ stock market. In response management proposed, and our Board of Directors and stockholders approved, a 1-for-4 reverse split of the Company’s outstanding common stock effective as of December 9, 2002. All share amounts and all per share data in the consolidated financial statements and the notes thereto, including shares subject to outstanding stock options and option exercise prices, have been retroactively adjusted to give effect to this reverse stock split.

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

Warrant Agreement

In May 1999, we granted a warrant to purchase 12,500 shares of our common stock at an exercise price of $20.00 per share in connection with an exclusive license agreement. No amount was recognized for the value of the warrant, as the amount was insignificant. The warrant expired in March 2004 without having been exercised either in whole or in part.

Supplier Compensation Cost

During fiscal 1999, the Company granted warrants to purchase up to an aggregate of 150,000 shares of common stock, at an exercise price of $20.00 per share, to collectible experts providing content for our websites. These warrants vested immediately and are exercisable over a ten-year term. The fair value of these options was expensed in fiscal 1999, and all of these options are outstanding at June 30, 2004.

11.          Stock Option Plans

In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the "PCGS Plan"). The PCGS Plan, which was assumed by the Company at the time of its acquisition of PCGS, covers an aggregate of 269,250 shares of our common stock. In February 1999, we adopted the 1999 Stock Incentive Plan (the "1999 Plan"), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, entitling them to purchase up to 437,250 shares of our common stock. On December 5, 2000, the stockholders, at the Company’s Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of Common Stock that is issuable under this Plan from 437,250 to 749,750 shares. On December 5, 2003, the stockholders, at the Company’s Annual Meeting approved the 2003 Incentive Plan (the "2003 Plan"), which authorizes the grant of options and the issuance of restricted rights to purchase up to an aggregate of 500,000 shares of the Company’s common stock to officers and other employees, non-employee directors and service providers of the Company and its subsidiaries. The PCGS Plan and the 1999 Plan provide that the option exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of Directors, for incentive stock options and 85% of fair market value for nonstatutory stock options. The 2003 Plan provides that the exercise price of all options (whether incentive or non-statutory), and the purchase price of shares issued pursuant to restricted stock purchase rights, may not be less than 100% of the fair market value of the shares subject to such options or rights (as the case may be) on the date of grant. However, the exercise price of incentive stock options granted under any of the Plans to any individual possessing 10% or more of the voting power of all classes of our stock may not be less than 110% of the fair market value of a share of common stock on the grant date. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of our stock). In the event of a change in control of the Company, an option or award of shares under these Plans will become fully exercisable if an agreement is not reached that provides for the surviving corporation to assume such options or awards or to substitute comparable options or awards for the options and awards granted under these Plans.

The following is a summary of stock option activity for fiscal 2004, 2003 and 2002 under the PCGS Plan and the 1999 Plan:

	Number of Shares	Price Per Share			Weighted-Average Exercise Price Per Share
Options outstanding at June 30, 2001	754	$8.44	-	$30.52	$15.24
Granted	363	3.08	-	8.00	3.88
Cancelled	(423)	3.08	-	30.52	12.60
Exercised	(4)		$3.08		3.08
Options outstanding at June 30, 2002	690	3.08	-	30.52	$10.96
Granted	254	2.55	-	4.80	3.40
Cancelled	(241)	3.08	-	30.52	10.83
Exercised	(1)		$3.08		3.08
Options outstanding at June 30, 2003	702	2.55	-	30.52	$8.27
Granted	405	3.79	-	13.73	11.14
Cancelled	(81)	2.79	-	30.52	8.16
Exercised	(204)	2.55	-	8.00	4.25
Options outstanding as June 30, 2004	822	2.55	-	30.52	$10.56

The following table summarizes information about stock options outstanding at June 30, 2004:

(in thousands, except per share data)
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$2.55	-	$2.79	15	8.6	$2.73	12	$2.76
$3.08	-	$3.80	231	8.3	$3.33	137	$3.38
$5.28	-	$5.80	16	7.7	$5.58	3	$5.28
	$6.00		3	7.7	$6.00	1	$6.00
	$7.60		60	9.4	$7.60	60	$7.60
	$8.00		23	6.9	$8.00	23	$8.00
$10.00	-	$10.44	106	8.9	$10.30	29	$10.32
	$12.00		8	6.0	$12.00	8	$12.00
$13.24	-	$13.73	220	9.9	$13.69	1	$13.24
	$18.00		22	6.0	$18.00	14	$18.00
	$20.00		79	4.8	$20.00	60	$20.00
	$21.48		5	5.8	$21.48	4	$21.48
	$24.00		29	5.3	$24.00	29	$24.00
	$30.52		5	5.7	$30.52	4	$30.52
			822			385

At June 30, 2004 options to purchase a total of 385,000 shares of our common stock were exercisable at a weighted-average exercise price of $10.17 per share. By comparison, at June 30, 2003 options to purchase a total of 358,000 shares were outstanding at a weighted-average exercise price of 9.94 per share.

The weighted-average fair values of stock options granted during fiscal 2004, 2003 and 2002 were $4.66, $1.01 and $1.60 per option share, respectively.

12.          Related-Party Transactions

During the ordinary course of business, we provide grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from stockholders amounted to $0, $0 and $42,000 during the year ended June 30 2004, 2003 and 2002, respectively. In addition, we purchased inventories from and sold inventories to certain of our stockholders. Purchases of inventories from stockholders totaled $10,000, $85,000 and $173,000 during the years ended June 30, 2004, 2003 and 2002, respectively. Sales of inventory to stockholders totaled approximately $41,000 during the year ended June 30, 2004.

        J.D.R.C., Inc., an entity owned by a holder of 6% of our outstanding shares, provides research-consulting services to us related to our coin grading and authentication services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $95,000, $11,000 and $37,000 during the years ended June 30, 2004, 2003 and 2002, respectively. In addition, during 2003 J.D.R.C., Inc. received consignor advances of $130,000 for collectibles consigned to auctions conducted by our collectible sales businesses. These advances were fully paid in fiscal 2004.

In October 1998, we loaned $180,000 to a former officer of the Company. The loan bore interest at 9% per annum. Total outstanding principal and interest was paid in December 2001.

During fiscal 2002, key employees purchased $111,000 of rare coins and sportscards from the Company. During the ordinary course of business, certain key employees consigned collectibles to our auctions and received the auction proceeds upon sale, less commissions. Consignor payments to these employees aggregated $470,000 in fiscal 2002.

In 2002, the Company had advanced a loan to Mr. David G. Hall, the Company’s President, up to $381,000. The loan, which was for a stated term, accrued interest at 10% per annum and was collateralized by 1,000,000 shares of our common stock owned by him. Accrued and unpaid interest at June 30, 2002 was $31,000. In September 2002, Mr. Hall transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 or $2.96 per share, in full satisfaction of the then outstanding principal and interest under the loan.

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For each of the years ended June 30, 2004, and 2003, the member was paid $35,000 and, in 2002, $26,000, respectively, as Board fees and the professional services firm was paid $390,000, $237,000, and $110,000, respectively, for services rendered.

In May 2003, the Company entered into a license agreement with DHRCC, Inc., which is wholly owned by David Hall and Van Simmons who are two of the Company’s largest stockholders and two of the directors of the Company. Pursuant to that Agreement, the Company obtained (i) an exclusive license to use, for up to a four year period ending May 31, 2007, a customer list owned and compiled by DHRCC, and certain other intangible assets owned by DHRCC, and (ii) a non-exclusive license to use, in perpetuity, a coin inventory control software program owned by DHRCC, both for use by the Company’s David Hall Rare Coins ("DHRC") Division, which was engaged in the business of selling collectible coins at retail. Under that agreement, the Company agreed to pay DHRCC, for the use of the DHRCC customer list, a royalty equal to one and one half percent (1.5%) of the net revenues of the Company’s David Hall Rare Coins ("DHRC") Division, on a quarterly basis, but in no event to exceed (i) twenty percent (20%) of the quarterly pre-tax profits of that division, or (ii) an aggregate of $500,000 per year, whichever was less. The Company also paid DRHCC a one time fee of $5,000 for use of the other intangible assets licensed by the Company, including the coin inventory software program. The license agreement was terminable by either party at any time, without cause, on 30 days prior written notice to the other. Amounts paid to DHRC by the Company pursuant to the license agreement totaled $36,000 in fiscal 2003. The license agreement was terminated by the Company as a result of its decision, made in fiscal 2004, to discontinue its collectibles sales businesses. See Note 4 above.

DHRCC had been engaged in the business of selling collectible coins at retail until June 2000. As a result of the Company’s decision to discontinue that business, DHRCC elected to resume selling collectible coins at retail and in connection therewith DHRCC purchased certain fixed assets, that had been utilized by Company’s DHRC division, for a purchase price of $13,000, which was equal to the net book value of those assets on the Company’s books at March 31, 2003. DHRCC also has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month. That rent is equal to the rent being paid to the Company by an unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004. Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $13,000 in fiscal 2004.

In connection with its discontinuance of its retail coin sales business, effective March 1, 2004 the Company engaged DHRCC to sell the Company’s remaining inventory of collectible coins that had been held for sale at retail by the Company’s DHRC division. Sales of collectible coins by DHRCC pursuant to this engagement totaled $840,000 in the three months ended June 30, 2004 and the Company paid DHRC commissions of $84,000 in connection with those sales. At June 30, 2004, accounts receivable balances arising from those sales totaled $376,000.

All of the above-described transactions with DHRCC were approved by the disinterested members of the Company’s Board of Directors.

13.         Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through November 2009. During fiscal 2004, the Company subleased office space that was excess to current requirements to an unaffiliated third party and also to a related party (see Note 12 above). Total rent expense, net of sublease income, was approximately $1,462,000, $1,523,000 and $1,547,000, respectively, for the years ended June 30, 2004, 2003 and 2002. At June 30, 2004, future minimum lease payments under these agreements are as follows:

	(In thousands)
	Company’s Gross Payment	Sublease Income	Net
2005	$1,150	$244	$906
2006	1,178	270	908
2007	1,204	279	925
2008	1,196	288	908
2009	1,202	297	905
Thereafter	430	106	324
	$6,360	$1,484	$4,876

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Consulting Agreement

In April 2000, the Company entered into a consulting agreement with a former executive officer. The agreement provided for payments of $15,000 per month over a 20-month period. In fiscal 2002, consulting fees of $75,000 were recorded as operating expenses under this consulting agreement. That agreement expired in November 2001.

Indemnification Obligations

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) agreements pursuant to which the Company has sold its discontinued collectibles sales businesses and which require the Company to indemnify the purchasers from certain contingent liabilities that might arise from the operation of those businesses prior to their sale by the Company, which is customary in business sale transactions such as these; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationships as officers or directors of the Company. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments under, and no liabilities have been recorded in the accompanying consolidated balance sheets for, these indemnification obligations.

Legal Matters

The Company has been named as a defendant in this action, which has been brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards ("plaintiff"). In its suit, plaintiff has alleged that its business was ruined by its association with When It Was a Game ("WIWAG"), a sports card dealer who consigned sports cards to plaintiff, which sold those sports cards on eBay. It was subsequently discovered that WIWAG misrepresented the quality and authenticity of many of those sports cards that were sold, on its behalf, by plaintiff. The plaintiff does not contend that the Company was in any way involved in WIWAG’s conduct. However, plaintiff contends that the Company is nevertheless responsible for the damage sustained by plaintiff as a result of WIWAG’s activities, based on allegations made by plaintiff that the Company knew of prior incidents of questionable behavior by WIWAG and nevertheless introduced WIWAG to plaintiff without disclosing that information to plaintiff; allegations which the Company has denied. The plaintiff has claimed damages to its business amounting to $4,000,000 and is also seeking punitive damages against the Company, as well as the other defendants. The Company is vigorously defending against, and believes that it will not incur any liability to plaintiff in, this action.

The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

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

For our continuing operations, we operate principally in three service segments: coins, sportscards and other high-end collectibles. Services provided by these segments include authentication, grading, publication and advertising.

We allocate operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue in any of the years ended June 30, 2004, 2003 and 2002.

	Year Ended June 30 (in thousands)
	2004	2003	2002
Net revenues from external customers
Coins	$17,474	$12,171	$10,014
Sportscards	7,126	6,946	7,917
Other	1,820	1,220	704
Total revenue	26,420	20,337	18,635
Operating income (loss) before unallocated expenses
Coins	9,059	6,128	4,950
Sportscards	985	905	528
Other	(120)	(467)	(1,001)
Total	9,924	6,566	3,421
Unallocated operating expenses	(5,655)	(6,469)	(4,605)
Goodwill amortization	-	-	(90)
Goodwill impairment	-	(6)	(51)
Consolidated operating income (loss)	4,269	91	(1,325)
Cumulative effect of accounting change (net of income taxes)	$-	$56	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

ITEM 9B.  OTHER INFORMATION

[None]

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2004, for the Company’s 2004 annual stockholders' meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2004, for the Company’s 2004 annual stockholders' meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2004, for the Company’s 2004 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2004

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	823,000	$10.56	415,000
Equity compensation not approved by shareholders	283,000	11.21	-
Total	1,106,000	$10.72	415,000

(1)    Warrants to purchase common stock granted to non-employee service providers in the fiscal years ended June 30, 1997 and 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2004, for the Company’s 2004 annual stockholders’ meeting.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2004, for the Company’s 2004 annual stockholders’ meeting.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)      Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2004 and 2003
Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements

(a)(2)      Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto

(a)(3)       Exhibits

See Index to Exhibits immediately following the Signature Page of this Report

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 18, 2004 to report, under Item 12 - "Results of Operations and Financial Condition," our issuance of a press release announcing the results of our operations for the quarter and nine months ended March 31, 2004.

On May 4, 2004, we filed an Amendment No. 1 to Current Report on Form 8-K amending Item 7 of our Current Report on Form 8-K dated February 19, 2004, to include required proforma financial data, giving effect to (i) the disposition of the businesses of the Company's Bowers & Merena Galleries, Kingswood Coin and Superior Sports Auction divisions as if the disposition had occurred as of July 1, 2002 and (ii) the classification of the Company's other collectibles sales and auction businesses as discontinued operations, pursuant to the Company's approved plan to divest and discontinue those businesses.

	Schedule II Valuation and Qualifying Accounts for Continuing Operations For the Years Ended June 30, 2002, 2003 and 2004
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts	$344,000	$100,000	$-	$(399,000)	$45,000
Inventory reserve	-	-	-	-	-
Total at June 30, 2002	$344,000	$100,000	$-	$(399,000)	$45,000

Allowance for doubtful accounts	$45,000	$210,000	$-	$(226,000)	$29,000
Inventory reserve	-	-	-	-	-
Total at June 30, 2003	$45,000	$210,000	$-	$(226,000)	$29,000

Allowance for doubtful accounts	$29,000	$31,000	$-	$(30,000)	$30,000
Inventory reserve	-	-	53,000	-	53,000
Total at June 30, 2004	$29,000	$31,000	$53,000	$(30,000)	$83,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC
Date: September 24, 2004	By:	/s/MICHAEL J. LEWIS
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

Signature	Title	Date
/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman/Director	September 24, 2004
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer	September 24, 2004
/s/ DAVID HALL David G. Hall	President and Director	September 24, 2004
/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Primary Accounting Officer)	September 24, 2004
/s/ BEN A. FRYDMAN Ben A. Frydman	Director	September 24, 2004
/s/ VAN D. SIMMONS Van D. Simmons	Director	September 24, 2004
/s/ A.J. BERT MOYER A.J. Bert Moyer	Director	September 24, 2004
/s/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	September 24, 2004

S-1

Exhibit No.	INDEX TO EXHIBITS Description

1.1	Form of Underwriting Agreement.*
3.2	Form of Amended and Restated Certificate of Incorporation of Collectors Universe, as currently in effect.*
3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25, 1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3, 1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
10.24
Asset Purchase Agreements between Collectors Universe, Inc. and Auctions by Bowers and Merena, Inc., Bowers and Merena Galleries, Inc. and Bowers and Merena Research, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 21, 2000).*

10.25
Asset Purchase Agreements dated February 19, 2004 between Collectors Universe, Inc. and Spectrum Numismatics, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 19, 2004).

10.26
Non-Competition Agreement dated February 19, 2004 between Collectors Universe, Inc. and Spectrum Numismatics, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 19, 2004).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
*  Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-1