Form 10-Q
period 2004-09-30
COLLECTORS UNIVERSE INC
filed 2004-11-15
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2004
Common Stock $.001 Par Value	6,231,719

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

i

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2004 and June 30, 2004
(in thousands, except per share data)
(unaudited)
	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,047	$21,454
Accounts receivable, net of allowance for doubtful accounts of $33 (September) and $30 (June)	891	790
Inventories, net	370	452
Prepaid expenses and other	667	781
Refundable income taxes	23	13
Deferred income taxes	1,174	1,174
Receivables from sale of net assets of discontinued operations	810	1,611
Current assets of discontinued operations held for sale	631	1,267
Total current assets	29,613	27,542
Property and equipment, net	967	1,045
Deferred income taxes	4,373	5,205
Other assets	183	165
Non-current assets of discontinued operations held for sale	103	117
	$35,239	$34,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$651	$455
Accrued liabilities	1,124	1,351
Accrued compensation and benefits	1,001	936
Deferred revenue	1,219	1,225
Current liabilities of discontinued operations held for sale	143	276
Total current liabilities	4,138	4,243

Deferred rent and other long-term liabilities	490	465
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; issued 6,339 at September 30, 2004 and 6,338 at June 30, 2004	25	25
Additional paid-in capital	42,199	42,196
Accumulated deficit	(10,592)	(11,834)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	30,611	29,366
	$35,239	$34,074

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Net revenues	$8,195	$6,012
Cost of revenues	2,826	2,549
Gross profit	5,369	3,463
Selling and marketing expenses	957	838
General and administrative expenses	2,287	1,928
Total operating expenses	3,244	2,766
Operating income	2,125	697
Interest income, net	66	7
Other expenses	(2)	(7)
Income before income taxes	2,189	697
Provision for income taxes	(878)	(313)
Income from continuing operations after income taxes	$1,311	$384
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(69)	47
Net income	$1,242	$431

Net income per common share - basic
Income from continuing operations	$0.21	$0.06
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	0.01
Net income - basic	$0.20	$0.07

Net income per common share - diluted
Income from continuing operations	$0.20	$0.06
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	0.01
Net income - diluted	$0.19	$0.07

Weighted average shares outstanding:
Basic	6,214	6,172
Diluted	6,569	6,288

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income from continuing operations	$1,311	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	174
Loss on disposal of fixed assets	-	7
Stock-based compensation	-	12
Provision for doubtful accounts	2	2
Deferred income taxes	832	-
Changes in operating assets and liabilities:
Accounts receivable	(103)	(88)
Inventories	82	(61)
Prepaid expenses and other assets	114	(16)
Income taxes	(10)	599
Other assets	(18)	78
Accounts payable	196	(663)
Accrued liabilities	(227)	(401)
Deferred rent	-	5
Accrued compensation and benefits	65	37
Deferred compensation	25	-
Deferred revenue	(6)	185
Net cash provided by operating activities	2,405	254
INVESTING ACTIVITIES:
Capital expenditures	(64)	(262)
Collection of receivables from sales of discontinued operations	801	-
Net cash provided by (used in) investing activities	737	(262)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	-	16
Proceeds from exercise of stock options	3	155
Net cash provided by financing activities	3	171
Net cash provided by discontinued operations	448	4,036

Net increase in cash and cash equivalents	3,593	4,199
Cash and cash equivalents at beginning of period	21,454	4,482
Cash and cash equivalents at end of period	$25,047	$8,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$10	$-

See accompanying notes to condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification from general and administrative expenses to cost of revenues of occupancy, security and insurance costs which directly relate to providing grading and authentication services.

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

SIGNIFICANT ACCOUNTING POLICIES (continued)

       Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments. Through September 30, 2004, the Company invested its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy to invest its excess cash in a portfolio of high quality U.S. dollar-denominated money market securities, and in early October 2004, transferred $20 million of its cash balances to such securities.

Accounts Receivable.  A substantial portion of accounts receivable continues to be due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $33,000 and $30,000 at September 30 and June 30, 2004, respectively.

Customers. Revenues from the authentication and grading of collectible coins represented approximately 68% and 65% of net revenues for the three months ended September 30, 2004 and 2003, respectively. In the three months ended September 30, 2004, one customer accounted for 10% of the Company’s revenues.

Stock Option Plans

At September 30, 2004, the Company has three stock-based compensation plans.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)
	Three Months Ended September 30,
	2004	2003
Net income, as reported	$1,242	$431
Add: Stock-based employee compensation expense included in reported, net income, net of related tax effects	-	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	-	(16)
Pro forma net income	$1,242	$422

Net income per common share - basic:
As reported	$0.20	$0.07
Pro forma	$0.20	$0.07

Net income per common share - diluted:
As reported	$0.19	$0.07
Pro forma	$0.19	$0.07

       SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Three Months Ended September 30,
	2004	2003
Dividend yield	0.00%	0.00%
Expected volatility	72.00%	72.00%
Risk-free interest rate	2.49%	1.02%
Expected lives	3 months	3 months

2.    INVENTORIES

       Inventories consist of the following:

	(in thousands)
	September 30,	June 30,
	2004	2004
Coins	$222	$253
Other collectibles	58	58
Grading raw materials consumable inventory	142	194
	422	505
Less inventory reserve	(52)	(53)
Inventories, net	$370	$452

3.    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

	(in thousands)
	September 30,	June 30,
	2004	2004
Grading reference sets	$60	$57
Computer hardware and equipment	999	997
Computer software	900	867
Equipment	1,306	1,283
Furniture and office equipment	659	659
Leasehold improvements	426	422
Trading card reference library	52	52
	4,402	4,337
Less accumulated depreciation and amortization	(3,435)	(3,292)
Property and equipment, net	$967	$1,045

4.    ACCRUED LIABILITIES

       Accrued liabilities consist of the following at September 30, 2004 and June 30, 2004:

	(in thousands)
	September 30,	June 30,
	2004	2004
Warranty Costs	$602	$492
Professional fees	157	546
Other	365	313
	$1,124	$1,351

       The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2004 and 2003 (in thousands):
	(in thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2004	2003
Warranty reserve, beginning of period	$492	$304
Charged to cost of revenue	143	164
Payments	(33)	(138)
Warranty reserve, end of period	$602	$330

5.     DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, which were comprised of Bowers and Merena, Superior Sports Auctions, Kingswood Coin Actions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying consolidated balance sheets at September 30, 2004 and June 30, 2004 and consolidated statements of operations for the three month periods ended September 30, 2004 and 2003. As of September 30, 2004, the Company has sold the collectibles auctions and direct sales businesses and is liquidating the inventories, accounts receivable and liabilities of those businesses which were not included in the sales.

DISCONTINUED OPERATIONS (continued)

The operating results of the discontinued collectible sales businesses included in the accompanying consolidated condensed statements of operations, are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Net revenues	$255	$11,159

(Loss) income from operations	(234)	77
Gain on sale of discontinued businesses	119	-
	(115)	77
(Benefit) provision for income taxes	(46)	30
Net (loss) income from discontinued operations	$(69)	$47

The gain on sale of discontinued businesses realized in the three months ended September 30, 2004 related to contingent consideration that became determinable in that period.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying consolidated balance sheets:

	(in thousands)
	September 30, 2004	June 30, 2004
Current assets:
Accounts receivable	$227	$379
Inventories	195	657
Consignment advances	28	45
Notes receivable	181	186
	$631	$1,267
Non-current assets:
Notes receivable, net of current portion	$103	$117
	$103	$117
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	142	275
	$143	$276

6.    INCOME TAXES

Income tax expense was provided for at a 40% rate for the three months ended September 30, 2004. This rate reflects the expected federal and state statutory rate of approximately 39% adjusted for certain permanent tax differences. In the three months ended September 30, 2003, income tax expense was provided for at a 45% rate, which rate reflected the expected federal and state statutory rate adjusted for certain permanent differences.

7.     NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three-month periods ended September 30, 2004 and 2003, respectively, are computed as follows:

	(in thousands, except share data)
	Three Months Ended September 30,
	2004	2003
Income from continuing operations	$1,311	$384
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(69)	47
Net income	$1,242	$431

NET INCOME (LOSS) PER SHARE - BASIC
Income from continuing operations	$0.21	$0.06
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	0.01
Total	$0.20	$0.07

NET INCOME (LOSS) PER SHARE - DILUTED
Income from continuing operations	$0.20	$0.06
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	0.01
Total	$0.19	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,214	6,172
Effect of dilutive shares:
Stock options	355	116
Diluted	6,569	6,288

8.     BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments.” The Company’s chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are organized based on the respective services that they offer to customers of the Company. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria that are set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

For our continuing operations, we operate principally in three reportable service segments: coins, sportscards and other high-end collectibles. Services provided by these segments include authentication, grading, publication and advertising.

BUSINESS SEGMENTS (continued)

We allocate operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States.

	Three Months Ended September 30,
	2004	2003
Net revenues from external customers
Coins	$5,608	$3,890
Sportscards	2,047	1,757
Other	540	365
Total revenue	8,195	6,012
Operating income before unallocated expenses
Coins	2,827	1,953
Sportscards	338	155
Other	(91)	(34)
Total	3,074	2,074
Unallocated operating expenses	(949)	(1,377)
Consolidated operating income	$2,125	$697

9.    LEGAL MATTERS

The Company has been named as a defendant in an action, which has been brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards (“plaintiff”).  In its suit, plaintiff has alleged that its business was ruined by its association with When It Was a Game (“WIWAG”), a sports card dealer who consigned sports cards to plaintiff, which sold those sports cards on eBay.  It was subsequently discovered that WIWAG misrepresented the quality and authenticity of many of those sports cards that were sold, on its behalf, by plaintiff.  The plaintiff does not contend that the Company was in any way involved in WIWAG’s conduct.  However, plaintiff contends that the Company is nevertheless responsible for the damage sustained by plaintiff as a result of WIWAG’s activities, based on allegations made by plaintiff that the Company knew of prior incidents of questionable behavior by WIWAG and nevertheless introduced WIWAG to plaintiff without disclosing that information to plaintiff; allegations which the Company has denied.  The plaintiff has claimed damages to its business amounting to $4,000,000 and is also seeking punitive damages against the Company, as well as the other defendants.  The Company is vigorously defending against, and believes that it will not incur any liability to plaintiff in, this action.

The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2004, which contains additional information regarding risks and uncertainties that could affect our future financial performance or trends in our business or in our markets.

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

Our Business

Collectors Universe Inc. (the “Company”) provides grading and authentication services to dealers and collectors of high-end collectible coins, sportscards, stamps, sports and entertainment memorabilia, and autographs that we believe add value to those collectibles by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors that own and buy and sell such collectibles.

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

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that were graded or authenticated by us in the quarters ended September 30, 2004 and 2003 and their estimated values, which are the amounts at which those coins, sportscards and stamps were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2004		2003		2004		2003
Coins	371,000	56%	282,000	51%	$301,155	91%	$213,320	88%
Sportcards	265,000	40%	253,000	46%	16,925	5%	19,355	8%
Autographs	22,000	3%	9,000	2%	9,767	3%	4,104	2%
Stamps	5,000	1%	5,000	1%	4,731	1%	4,204	2%
Total	663,000	100%	549,000	100%	$332,578	100%	$240,983	100%

Our business is more fully described in the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally inventories, we must make judgments, and estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other or circumstances on which are judgments or estimates were based, or unanticipated events were to occur, we may be required under GAAP to adjust our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves or allowances to record such downward adjustments or “write-downs” in the carrying value of assets such as accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events, such as occurred on September 11, 2001 or increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for the full effects of such events or changes to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

In making our estimates and assumptions, we follow GAAP in order to enable us to make fair and consistent estimates of the fair value of assets and to establish adequate reserves or allowances for possible write-downs in the carrying values of our assets. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies. Our grading customers generally prepay our grading and authentication fees when they submit their collectible items to us for grading and authentication. We record those prepayments as deferred revenue. Upon grading of the collectible and its shipment back to the customer, we record the revenue from the grading and authentication services rendered and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the graded collectible to the dealer.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for grading and authentication on a recurring basis. We regularly review their accounts, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and economic conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Estimates of uncollectible amounts are reviewed each quarter and, based on that review, are revised to reflect changed circumstances or conditions in the quarterly period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for declines in the value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sale value of the collectibles inventories. If there is an economic downturn or there occurs other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the prices at which we are likely to be able to sell those collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, as such increases are recorded by charges against income. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, valuation of such collectibles often involves judgments that are more subjective than more standards products sold by other businesses.

Grading Warranty Costs. We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin or sportscard, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of grading and authentication and other value-added services provides relatively stable and predictable cash flows, as the fees for most of the grading submissions we receive are prepaid. In the three months ended September 30, 2004 and 2003, respectively, we generated cash of $2,405,000 and $254,000, respectively, from our continuing operations.

Additionally, during the three months ended September 30, 2004, we generated cash of $1,249,000 from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in the sales. As a result, at September 30, 2004, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $734,000.

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

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles market, which primarily relies on discretionary consumer spending. As a result, our revenues sometimes decline and our operating result can be adversely affected by recessionary economic conditions, which often result in a decline in sales of collectibles and which, in turn, can lead to a decline in grading submissions. On the other hand, conditions such as these, as well as price declines or volatility in the stock market, often lead investors to increase their purchases of precious metals, which can also lead to increases in submissions of such collectibles for grading. We believe that these market factors contributed to the increase in our grading and authentication revenues in the quarter ended September 30, 2004 as compared to the same quarter of the prior year.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended September 30,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues	34.5%	42.4%
Gross profit	65.5%	57.6%
Operating expenses:
Selling and marketing expenses	11.7%	13.9%
General and administrative expenses	27.9%	32.1%
Total operating expenses	39.6%	46.0%
Operating income	25.9%	11.6%
Interest income, net	0.8%	0.1%
Other expenses	-	(0.1%)
Income before provision for income taxes	26.7%	11.6%
Provision for income taxes	(10.7%)	(5.2%)
Income from continuing operations after income taxes	16.0%	6.4%
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.8%)	0.8%
Net income	15.2%	7.2%

       Net Revenue

Net revenues consist primarily of fees generated from the grading and authentication of sportscards, coins and stamps and, to a much lesser extent, revenues from the publication of collectibles magazines. Net revenues are determined net of discounts and allowances. The following table sets forth information regarding the net revenues attributable to the grading and authentication of coins, sportscards and other collectibles (principally autographs and stamps), respectively, in the quarters ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Percentage Increase
	2004		2003		2004 over 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues

Coins	$5,608	68.4%	$3,890	64.7%	44.2%
Sportscards	2,047	25.0%	1,757	29.2%	16.5%
Other collectibles	540	6.6%	365	6.1%	47.9%
Net revenues	$8,195	100.0%	$6,012	100.0%	36.3%

The increase in net revenues in the first quarter this year, as compared to the first quarter last year, was attributable to a 21% increase in the number of collectibles graded and authenticated in the first quarter this year and an increase in the average service fee paid for the grading and authentication of collectibles. The increase in average grading fees was attributable to (i) the increase in coin grading submissions, the fees for which are higher than for the grading of sportscards and other collectibles, and (ii) an increase in the coin grading submissions for which customers requested faster turn around times, despite the higher fees that are payable for that level of service. As a result, while coins represented 56% of the number of units graded and authenticated in the first quarter this year, 68% of our net revenues were attributable to coin grading submissions in the three months ended September 30, 2004, as compared to 51% of the number of units graded and authenticated and 65% of the net revenues generated in the three months ended September 30, 2003.

We believe that the increase in the demand for our coin grading services was largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors, which we believe was due in large part to a shift by investors of some of their funds from marketable securities to tangible assets in response to continuing uncertainties and volatility in the stock markets, and (ii) new marketing programs that we initiated in fiscal 2004.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist of labor to grade and authenticate coins and sportscards, production costs, printing, credit cards fees, warranty expense and occupancy, security and insurance costs which directly relate to providing grading and authentication services (see Note 1 to condensed consolidated financial statements). Gross profit margin is gross profit stated as a percent of net revenues. Set forth below is information regarding our gross profits from and the gross margin realized on grading and authentication services in the quarters ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Gross profit	$5,369,000	$3,463,000
Gross profit margin	65.5%	57.6%

The increase in the gross profit margin in the three months ended September 30, 2004, compared with the gross profit margin in same period of the prior year was primarily attributable to: (i) the increase in grading submissions of coins, on which we realize higher margins than on submissions of other collectibles for grading; (ii)

an overall increase in net revenues (described above), which caused the fixed elements of our costs of revenues to represent a lower percentage of total revenues in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003; (iii) increased sales of ancillary services (primarily, advertising and club memberships) than in the corresponding period of the prior year; and (iv) improvements in operating efficiencies in the Company’s sportscard segment.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the quarters ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Selling and marketing expenses	$957,000	$838,000
Percent of net revenues	11.7%	13.9%

The increase in selling and marketing expenses, in dollar terms, was primarily related to an increase in trade-show related expenses and printing costs for promotional publications. As a percentage of net revenues, however, selling and marketing expenses decreased from 13.9% in the quarter ended September 30, 2003 to 11.7% in the quarter ended September 30, 2004, reflecting the relatively fixed amount of certain expenses that did not increase in line with the increase in revenues in the three months ended September 30, 2004.

General and Administrative Expenses

General and administrative (“G&A”) expenses include both general and administrative personnel and related costs for both the operating divisions and corporate-related expenses (including executive management, finance and accounting, information technology, facilities management and human resources).

	Three Months Ended September 30,
	2004	2003
General and administrative expenses	$2,287,000	$1,928,000
Percent of net revenues	27.9%	32.1%

Although, as indicated in the table above, G&A expenses increased by $359,000 in the quarter ended September 30, 2004, as compared to the same quarter last year, such expenses did not increase at the same rate as did net revenues, due to improvements in operating efficiencies and staff reductions we were able to make as a result of the disposition of our collectibles sales businesses. Therefore, as a percent of revenues, G&A expenses declined to 27.9% in the three months ended September 30, 2004 from 32.1% for the three months ended September 30, 2003.

Interest Income, Net

	Three Months Ended September 30,
	2004	2003
Interest income, net	$66,000	$7,000
Percent of net revenues	0.8%	0.1%

Interest income, net increased in the three months ended September 30, 2004, as compared to the corresponding period of the prior year, due to an increase in cash balances from approximately $8.7 million at September 30, 2003 to approximately $25 million at September 30, 2004. That increase was attributable to cash generated from the disposition of our collectibles sales businesses and the increase in the profits generated by our grading and authentication businesses.

Income Tax Expense

	Three Months Ended September 30,
	2004	2003
Income tax expense	$878,000	$313,000

The income tax expense recorded in the three months ended September 30, 2004 was calculated based on our expected federal and state effective income tax rate of approximately 40% for fiscal year 2004 compared to 45% for the comparable period of the prior year. The decrease in the estimated effective tax rate is attributable to permanent differences between reported and taxable income in the three months ended September 30, 2004 compared to the prior year period.

Discontinued Operations

	Three Months Ended September 30,
	2004	2003
(Loss) income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$(69)	$47

The $69,000 net loss from discontinued operations for the three months ended September 30, 2004 is primarily the result of an increase in that quarter of inventory reserves for the remaining collectibles inventories that we had retained when we sold our discontinued collectible sales businesses, partially offset by a gain attributable to contingent consideration that became payable to us in the quarter ended September 30, 2004 from the sale of one of those businesses.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $25,047,000 compared to cash and cash equivalents of $21,454,000 at June 30, 2004. Contributing to the increase in cash and cash equivalents were (i) the increases in grading revenues and the resulting operating income, (ii) cash proceeds received from receivables related to the sales of our collectibles sales businesses in fiscal 2004, and (iii) cash from collections of accounts receivables and sales of collectibles inventories which we retained, rather than sold, in connection with the sale of our discontinued collectibles sales businesses.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our grading and authentication services to provide us with relatively stable and predictable cash flows because in many instances our customers prepay for those services at the time they submit their collectibles for authentication and grading and we are able to closely monitor the overall volume of grading submissions and make adjustments to our operating expenses to the extent required to maintain positive cash flow from operations.

Continuing operations provided net cash of $2,405,000 during the three months ended September 30, 2004 primarily from income from continuing operations. This compares to net cash provided by continuing operations of $254,000 in the three months ended September 30, 2003.

Net cash generated from investing activities was $737,000 for the three months ended September 30, 2004 and consisted primarily of cash received from the sale of discontinued businesses of $801,000 partially offset by expenditures of $64,000 for upgrading the Company’s corporate telephone and computer systems.

Financing activities provided net cash of $3,000 in the three months ended September 30, 2004, consisting of proceeds from the exercise of employee stock options.

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

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition. Those risks and uncertainties include, but are not limited to: changes in general economic conditions, and changes in conditions in the collectibles markets in which we operate, such as a possible decline in the popularity of some high-end collectibles, either of which could reduce the volume of grading submissions and, therefore, the grading fees we generate; a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including declines in the value of precious metals or recessionary conditions that could result in declines in collectibles grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our revenues and income; the dependence of our operations on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain grading submissions and, therefore, could harm our operating results; increased competition from other collectibles’ grading companies that could result in reduced sales or could require us to reduce the prices we charge for our services; the risk that we will incur unanticipated liabilities under our authentication and grading warranties; and the potential of increased government regulation of our businesses that could cause operating costs to increase.

In addition, although we believe that our strategy to exit the commerce segment of our business and focus substantially all of our resources on our grading and services segments will better enable us to achieve improvements in our profitability, there is no assurance that our strategy will prove to be successful. Among other things, one consequence of our strategy is that there will be a significant decline in our revenues. As a result, our profitability will suffer if we are unable to reduce our general and administrative expenses to bring them in line with our lower revenue base. Also, there is a practical limit on the amount by which expenses can be reduced as a means of improving profitability. As a result, our success in the future will depend as well on our ability to achieve internal growth in our grading businesses and to find and take advantage of opportunities to acquire other businesses that provide value added services to the collectibles markets. There is no assurance that we will be able to achieve such growth and growth by acquisition presents a number of risks including an inability to integrate newly acquired businesses into existing operations successfully and the potential that such acquisitions will result in increased operating costs that will adversely affect operating income and profits.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission, which readers of this Report are urged to read.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2004, we had $25,047,000 in cash and cash equivalents. Through September 30, 2004, these cash balances were primarily invested in a highly-liquid money market fund and interest earned is re-invested in the same fund, which accounts for the interest income that we generate. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

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

COLLECTORS UNIVERSE, INC.

Date: November 12, 2004	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 12, 2004	/s/ MICHAEL J. LEWIS
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