Form 10-K/A
period 2004-06-30
COLLECTORS UNIVERSE INC
filed 2005-01-19
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2004, for its Annual Meeting of Stockholders to be held on December 6, 2004.

EXPLANATORY NOTE

Background

In the fiscal year ended June 30, 2003 (fiscal 2003) , we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and in our statement of operations for that year we recorded an after-tax, non-cash charge of $8,973,000, or $1.45 per share, as the cumulative effect of an accounting change resulting from the recognition, in accordance with SFAS No. 142, of a substantial impairment of goodwill in that year.

In our fiscal 2003 statement of operations, that was included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (2004 10-K), $8,917,000 of that cumulative effect of accounting change was included in the loss from discontinued operations because that amount was attributable to our discontinued collectibles sales businesses.

Amendment of 2004 10-K

Reason for Amendment. It has been determined that the amount of the cumulative effect of accounting change attributable to our discontinued operations in fiscal 2003 should not have been included as part of the loss from discontinued operations for that year; but, instead, should have been presented on the face of the 2003 statement of operations in our 2004 10-K, as the cumulative effect of an accounting change, substantially as it was reported in our 2003 10-K.

Changes Made to Statement of Operations for the Fiscal Year Ended June 30, 2003. As a result, we are filing this Amendment No. 1, on Form 10-K/A, to our 2004 10-K to restate: (i) the previously reported fiscal 2003 loss from discontinued operations, excluding the cumulative effect of accounting change attributable to those operations, and (ii) the cumulative effect of accounting change in fiscal 2003 to include the $8,917,000 that was attributable to our discontinued operations.

No Effect on Previously Reported Net Income (Loss) in Fiscal 2003 or on Previously Reported Fiscal 2004 Results of Operations. This restatement in our fiscal 2003 statement of operations had no effect on either: (i) our previously reported net income (loss) for the fiscal year ended June 30, 2003, or (ii) our results of operations or net income for the fiscal year ended June 30, 2004 as previously reported in our 2004 10-K.

Other Changes

We have reclassified certain expenses attributable to our authentication and grading operations from selling, general and administrative (SG&A) expenses to cost of revenues in our consolidated financial statements for the fiscal years ended June 30, 2004, 2003 and 2002 to conform to the classification used beginning in fiscal year ending June 30, 2005.

Generally, no attempt has been made in this Form 10-K/A to modify or update disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the above-described restatement of the loss from discontinued operations and the cumulative effect of accounting change in fiscal 2003 and the reclassification. Accordingly, (i) only the information called for by the Items of Form 10-K identified below, as amended by this Form 10-K/A, the Auditor’s Consent being filed as Exhibit 23.1, and the CEO and CFO Certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, are included in this Form 10-K/A, and (ii) the Form 10-K/A also generally does not reflect events that have occurred after the filing of the Form 10-K on September 27, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-K.

The following Items in our 2004 10-K have been amended as a result of the restatement and reclassification:

The following Items in our 2004 10-K have been amended as a result of the restatement and reclassification:

Part II — Item 6 — Selected Financial Data

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Item 8 — Financial Statements and Supplementary Data

Part II — Item 9A — Controls and Procedures

Exhibit 23.1 — Consent of Independent Public Accounting Firm

i

COLLECTORS UNIVERSE, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

ii

PART II

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

	Years Ended June 30, (1)
	2004	2003 (As Restated) *	2002	2001	2000
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues	$26,420	$20,337	$18,635	$21,373	$24,467
Cost of revenues	10,322	8,754	7,935	8,929	7,472
Gross profit	16,098	11,583	10,700	12,444	16,995
Selling, general and administrative expenses	11,829	11,486	11,884	11,044	9,238
Amortization of goodwill	-	-	90	60	58
Impairment of goodwill	-	6	51	-	-
Operating income (loss)	4,269	91	(1,325)	1,340	7,699
Interest income, net	135	94	191	855	713
Other income (expense), net	(25)	(6)	(20)	(34)	(161)
Income (loss) before provision (benefit) for income taxes	4,379	179	(1,154)	2,161	8,251
Provision (benefit) for income taxes	1,581	(557)	(502)	949	3,428
Income (loss) from continuing operations	2,798	736	(652)	1,212	4,823
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(1,068)	(2,202)	(1,858)	(1,861)	(3,281)
Cumulative effect of accounting change (net of income taxes)	-	(8,973)	-	-	-
Net income (loss)	$1,730	$(10,439)	$(2,510)	$(649)	$1,542

Net income (loss) per basic share: (2)
Income (loss) from continuing operations	$0.45	$0.12	$(0.10)	$0.19	$0.83
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)	(0.29)	(0.57)
Cumulative effect of accounting change (net of income taxes)	-	(1.45)	-	-	-
Net income (loss)	$0.28	$(1.68)	$(0.40)	$(0.10)	$0.26

Net income (loss) per diluted share: (2)
Income (loss) from continuing operations	$0.44	$0.12	$(0.10)	$0.19	$0.78
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)	(0.29)	(0.53)
Cumulative effect of accounting change (net of income taxes)	-	(1.43)	-	-	-
Net income (loss)	$0.27	$(1.66)	$(0.40)	$(0.10)	$0.25

Weighted average shares outstanding: (2)
Basic	6,170	6,205	6,347	6,279	5,833
Diluted	6,463	6,294	6,347	6,408	6,144

Balance Sheet Data:
Cash and cash equivalents	$21,454	$4,482	$4,947	$5,874	$14,580
Working capital - continuing operations	22,308	4,566	5,621	7,943	14,427
Working capital - discontinued operations	991	13,803	13,732	12,682	5,971
Total assets - continuing operations	32,690	15,926	11,503	13,588	21,073
Total assets - discontinued operations	1,384	16,365	34,006	33,281	35,159
Stockholders' equity	29,366	26,319	37,128	39,550	41,114

*  The consolidated statement of operations for 2003, from which the 2003 statement of operations data has been derived, has been restated to reclassify $8,917,000 from loss from discontinued
     operations to cumulative effect of accounting change. See note 15 to the consolidated financial statements for further discussion.

1.   Prior to fiscal 2003 the Company’s fiscal year ended on the Saturday closest to June 30 and, as a result, fiscal 2002 ended on June 29, 2002. Beginning with fiscal 2003 the Company changed its fiscal year end to June 30. For clarity of presentation, fiscal 2002 is reported as having ended on June 30.

2.  Per share data and weighted average shares outstanding in fiscal 2002, 2001 and 2000 have been retroactively adjusted for a 1-for-4 reverse stock split of our outstanding shares, which was effectuated on December 9, 2002.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Company’s consolidated financial statements and related notes included elsewhere herein. The consolidated statements of operations for 2003 has been restated to reclassify the cumulative effect of an accounting change associated with discontinued operations of $8,917,000 from loss from discontinued operations to cumulative effect of accounting change.  See note 15 to the consolidated financial statements for further discussion. As also discussed in Note 15 to the consolidated financial statements, the Company has reclassified certain amounts directly related to providing grading and authentication services from general and administrative expenses to cost of revenues to conform to the classifications used beginning in the fiscal year ending June 30, 2005. The accompanying management's discussion and analysis of financial condition and results of operations gives effect to this restatement and expense reclassification.

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

At the authorization of the Company's Board of Directors, in December 2003 we adopted a plan to focus our financial and managerial resources, and collectibles expertise, on the operations and growth of our grading and authentication and other collectibles service businesses, by divesting the collectibles auctions and direct sales businesses (which comprised our "collectibles sales segment"). The decision to implement this plan was based on a number of factors and considerations that included, among others, the historical operating results of the collectible sales and auction businesses, which had proved to be disappointing as compared to the operating results of our grading and authentication businesses; a lack of synergies between the collectibles sales and auction businesses and our grading authentication businesses, which made it difficult to achieve efficiencies in our operating expenses; and the additional capital that would be required to grow our auction and retail sales businesses in comparison to the lower capital requirements of our grading and authentication businesses. See BUSINESS--Recent Developments-Disposition of Collectibles Sales Businesses" in Part I of this Report.

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

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,the assets and related liabilities of these businesses have been classified as held for sale, their related operating results have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See "Selected Financial Data" and our consolidated financial statements contained in Part II of this Report.

Additionally, as a result of our divestiture of our auction and direct sales businesses, the discussion that follows focuses almost entirely on our grading and authentication businesses, which comprise our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. Historically, the operations of our collectibles sales businesses caused significant fluctuations in our cash resources due primarily to the business cycle associated with the auctions conducted by those businesses. As a result of the disposition of those businesses, we do not expect to experience such fluctuations in future periods.

Additionally, the focus on the provision of grading and authentication and other valued added services is expected to give rise to more stable and more predictable cash flows. In fiscal 2004, 2003 and 2002, we generated cash of $6,068,000, $838,000 and $1,877,000, respectively, from our continuing (grading and authentication) operations.

Additionally, during the fiscal year ended June 30, 2004, we generated cash of $10,435,000 from the sale of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that we had retained. As a result, at June 30, 2004 the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $1,400,000.

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

Critical Accounting Policies and Estimates

General.  In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we record certain assets at the lower of cost or fair value.  In determining the fair value of certain of our assets, principally inventories, we must make judgments and estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to realize the value of our inventories in future periods.  Those judgments, estimates, and assumptions are made based on current information available to us at that time.  Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or unanticipated events were to occur, we may be required under GAAP to adjust our earlier estimates that are affected by those changes.  Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as "write downs" of the assets involved).

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

In accordance with SFAS No. 142, we performed a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. We also performed an additional impairment test in June 2003. Those tests were conducted at a reporting unit level and compared each reporting unit's fair value to its carrying value. We first determined that Collectors Universe’s reporting units were sub-units of its then two reportable segments: grading and authentication and collectibles sales. We then measured the value for each reporting unit on the basis of a weighted combination of valuation approaches, including discounted cash flows and multiples of sales and earnings before interest, taxes, depreciation and amortization. On the basis of these valuations for the transitional goodwill impairment test at the beginning of fiscal 2003 and the additional impairment test at June 30, 2003, we concluded that all our goodwill, which arose principally out of our acquisitions of our collectibles sales businesses, was impaired. As a result, at the beginning of fiscal 2003 we recorded a non-cash after-tax charge of $8,973,000, as a cumulative change in accounting principle. In addition, we recorded a before tax impairment charge of $1,471,000 relating to the June 30, 2003 impairment test, as part of the loss from discontinued operations, and a non-cash before tax impairment charge of $6,000 in our statement of operations for fiscal 2003.

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

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.0%	43.0%	42.5%
Gross profit	61.0%	57.0%	57.5%
Operating expenses:
Selling, general & administrative	44.8%	56.5%	63.8%
Amortization of goodwill	-	-	0.5%
Impairment of goodwill	-	-	0.3%
Total operating expenses	44.8%	56.5%	64.6%
Operating income (loss)	16.2%	0.5%	(7.1%)
Interest income, net	0.5%	0.5%	1.0%
Other, net	(0.1%)	-	(0.1%)
Income (loss) before provision (benefit) for income taxes	16.6%	1.0%	(6.2%)
Provision (benefit) for income taxes	6.0%	(2.7%)	(2.7%)
Income (loss) from continuing operations	10.6%	3.7%	(3.5%)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(4.0%)	(10.8%)	(10.0%)
Cumulative effect of accounting change (net of income taxes)	-	(44.1%)	-
Net income (loss)	6.6%	(51.2%)	(13.5%)

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

Gross Profit. Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues consist primarily of labor to grade and authenticate coins, sportscards, autographs and stamps, production and printing costs, credit cards fees, warranty expense, and occupancy, security and insurance costs which directly relate to providing grading and authentication services. Gross profit margin is gross profit stated as a percent of net revenues.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2004	2003	2002
Gross profit	$16,098	$11,583	$10,700
Gross profit margin	61.0%	57.0%	57.5%

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

In fiscal 2003, the modest decline of 0.5% in our gross profit margin, as compared to 2002, was due to an increase in bulk sportscards grading submissions, on which we realized lower margins than on other submissions of sportscards.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses primarily include wages and payroll-related expenses, advertising and promotional expenses, facility and security expenses, outside professional fees and service charges, travel-related expenses and other general administrative expenses.

	Year Ended June 30, (Dollars in thousands)
	2004	2003	2002
SG&A expenses	$11,829	$11,486	$11,884
As a percentage of net revenues	44.8%	56.5%	63.8%

Although the dollar amount of SG&A expense incurred in continuing operations increased by $343,000 in 2004, as compared to 2003, such expenses decreased as a percentage of net revenues in fiscal 2004, primarily as a result of the nearly 30% increase in net revenues. Additionally, the mix of SG&A expenses changed in 2004, as compared to 2003, as corporate general and administrative expenses declined in fiscal 2004, due to a number of factors, including a reduction in administrative personnel made possible by the disposition of the collectibles sales businesses, and the fact that in fiscal 2003 general and administrative expenses included $235,000 of consulting fees incurred for services rendered in connection with securing $671,000 in State Enterprise Zone Tax Credits. The reduction in corporate general and administrative expenses in fiscal 2004 were offset, however, by increases in SG&A expenses that were related to the increases in grading submissions in fiscal 2004 compared to fiscal 2003.

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

In the fourth quarter of 2003, we recorded, as part of operating expenses, a non-cash goodwill impairment charge of $1,477,000 resulting from our impairment test as of June 30, 2003.  Of the $1,477,000 goodwill impairment charge recorded as part of operating expenses in the fourth quarter of fiscal 2003, $6,000 is now classified as part of the continuing operating expense in fiscal 2003 and the remaining $1,471,000 has been classified as part of the loss from discontinued operations in fiscal 2003. There was no goodwill impairment charge in fiscal 2004 because all goodwill had been written off in fiscal 2003.

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

Discontinued Operations

Loss from Discontinued Operations. As a result of our decision in fiscal 2004 to dispose of our collectibles sales businesses, in accordance with SFAS 144 the assets and related liabilities of those businesses have been classified as held for sale and their related operating results for fiscal years 2004, 2003, and 2002 have been classified as discontinued operations in the consolidated financial statements included in this Report. Therefore, in fiscal years 2003 and 2002, the loss from discontinued operations (net of income taxes) relates to the operations of those discontinued businesses for the entirety of those fiscal years. In fiscal 2004, the loss from discontinued operations includes (i) the losses from their operations through the respective dates on which they were disposed of and (ii) the losses or gains recognized on the sales of those businesses and the disposition of those of their assets (consisting primarily of inventories and accounts receivable) that we retained.  In fiscal 2003, the loss from discontinued operations includes the goodwill impairment charge of $1,471,000 recorded in the fourth quarter of 2003.  See "Goodwill Impairment" discussed above.

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2002 and ending on June 30, 2004. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K/A. The consolidated financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K/A. These operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods. We typically experience a decline in net revenues during our second fiscal quarter that ends on December 31, which we believe is related to the holidays that take place during that period. Our operating results also may fluctuate in the future due to a number of factors which are outside of our control. See "Overview" above in this Section of this Report for a discussion of those factors.

	Fiscal Quarters Ended
	(In thousands)
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31 2004	June 30, 2004
Number of Units Graded by Division
PCGS	203	214	211	289	282	285	297	377
PSA	335	222	241	260	253	235	242	268
Autographs	4	4	4	3	9	14	25	20
PSE	3	2	3	4	5	3	4	4
Total	545	442	459	556	549	537	568	669

	Fiscal Quarters Ended
	(In thousands except per share data)
	Sept. 30, 2002 *	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31 2004	June 30, 2004
Consolidated Financial Data
Net revenues	$5,110	$4,123	$5,171	$5,933	$6,012	$5,753	$6,896	$7,759
Cost of revenues	2,099	1,905	2,329	2,421	2,549	2,349	2,597	2,827
Gross profit	3,011	2,218	2,842	3,512	3,463	3,404	4,299	4,932
SG&A	2,713	2,692	3,007	3,074	2,766	2,925	2,923	3,215
Impairment of goodwill	-	-	-	6	-	-	-	-
Total operating expenses	2,713	2,692	3,007	3,080	2,766	2,925	2,923	3,215
Operating income (loss)	298	(474)	(165)	432	697	479	1,376	1,717
Interest income, net	10	11	64	9	7	7	11	110
Other income (expense), net	(1)	9	(14)	-	(7)	(12)	(4)	(2)
Income (loss) before income taxes	307	(454)	(115)	441	697	474	1,383	1,825
Income tax benefit (expense)	(134)	584	40	67	(313)	(170)	(592)	(506)
Income (loss) from continuing operations	173	130	(75)	508	384	304	791	1,319
Gain (loss) from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	123	(579)	50	(1,796)	47	(782)	201	(534)
Cumulative effect of accounting change (net of income taxes)	(8,973)	-	-	-	-	-	-	-
Net income (loss)	$(8,677)	$(449)	$(25)	$(1,288)	$431	$(478)	$992	$785

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.03	$0.02	$(0.01)	$0.08	$0.06	$0.05	$0.13	$0.21
Gain (loss) from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	0.02	(0.09)	0.01	(0.29)	0.01	(0.13)	0.03	(0.08)
Cumulative effect of accounting change (net of income taxes)	(1.45)	-	-	-	-	-	-	-
Net income (loss)	$(1.40)	$(0.07)	$-	$(0.21)	$0.07	$(0.08)	$0.16	$0.13

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.03	$0.02	$(0.01)	$0.08	$0.06	$0.05	$0.13	$0.20
Gain (loss) from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	0.02	(0.09)	0.01	(0.29)	0.01	(0.12)	0.03	(0.08)
Cumulative effect of accounting change (net of income taxes)	(1.43)	-	-	-	-	-	-	-
Net income (loss)	$(1.38)	$(0.07)	$-	$(0.21)	$0.07	$(0.07)	$0.16	$0.12

Weighted average shares outstanding
Basic	6,193	6,129	6,131	6,131	6,172	6,167	6,135	6,201
Diluted	6,288	6,219	6,131	6,226	6,288	6,391	6,319	6,557

* The unaudited quarterly financial information for the quarter ended September 30, 2002 has been restated to reclassify the cumulative effect of an accounting change associated with discontinued operations of $8,917,000 from loss from discontinued operations to cumulative effect of accounting change. See note 15 to the consolidated financial statements for further discussion.

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

Net cash generated from investing activities was $1,852,000 for the year ended June 30, 2004 and consisted primarily of cash received from the sale of discontinued businesses of $2,307,000 partially offset by expenditures for upgrading the Company’s corporate computer hardware, and secondarily for new tooling for producing plastic, tamper resistant holders in which collectible coins and sports cards that we grade or authenticate are placed prior to being sent back to the customer.

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

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts consist primarily of (i)  the asset purchase agreements pursuant to which we have sold our collectibles auction businesses, under which we have agreed to indemnify the buyers of those businesses on terms customary for transactions of this nature; (ii) certain real estate leases under which we are required to indemnify property owners for environmental or other liabilities and other claims arising from our use of the leased premises; and (iii) agreements with the Company’s officers, directors and employees, under which we are obligated to indemnify such persons for liabilities arising out of their employment or service relationship with us or our subsidiaries. The terms of such indemnification obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Historically, we have not had to make any significant payments in respect of these indemnification obligations and no liabilities have been recorded for those obligations in the accompanying consolidated balance sheets.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The Company has determined that SFAS No. 150 did not have any significant impact on its consolidated financial position, results of operations or cash flows.

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

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 4 to the consolidated financial statements, on December 4, 2003, the Company adopted a formal plan to divest the Company’s collectibles auctions and direct sales businesses. The consolidated financial statements for 2003 and 2002 referred to above have been restated to report the assets and related liabilities of the collectibles auctions and direct sales businesses as held for sale and the related operating results as discontinued operations for all periods presented.

    As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated statement of operations for the year ended June 30, 2003, has been restated.

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 23, 2004 (January 6, 2005 as to the effects of the restatement discussed in Note 15)

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$21,454	$4,482
Accounts receivable, net of allowance of $30 in 2004 and $29 in 2003	790	454
Inventories, net	452	180
Prepaid expenses and other	781	638
Refundable income taxes	13	1,183
Deferred income taxes	1,174	1,066
Receivables from sale of net assets of discontinued operations	1,611	-
Current assets of discontinued operations held for sale	1,267	15,947
Total current assets	27,542	23,950

Property and equipment, net	1,045	1,262
Deferred income taxes	5,205	6,467
Other assets	165	194
Non-current assets of discontinued operations held for sale	117	418
	$34,074	$32,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455	$917
Accrued liabilities	1,351	1,253
Accrued compensation and benefits	936	490
Deferred revenue	1,225	777
Current liabilities of discontinued operations held for sale	276	2,144
Total current liabilities	4,243	5,581

Deferred rent	401	391
Other long-term liabilities	64	-
Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
shares issued: 6,338 in 2004 and 6,255 in 2003	6	6
Additional paid-in capital	42,215	40,898
Accumulated deficit	(11,834)	(13,564)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders’ equity	29,366	26,319
	$34,074	$32,291

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30
	2004	2003 (As Restated, See Note 15)	2002
Net revenues:
Grading, authentication and related services	$26,420	$20,337	$18,635
Total net revenues	26,420	20,337	18,635

Cost of revenues:
Cost of grading, authentication and related services	10,322	8,754	7,935
Total costs of revenues	10,322	8,754	7,935

Gross profit	16,098	11,583	10,700

Selling, general and administrative expenses	11,829	11,486	11,884
Amortization of goodwill	-	-	90
Impairment of goodwill	-	6	51
Total operating expenses	11,829	11,492	12,025
Operating income (loss)	4,269	91	(1,325)
Interest income, net	135	94	191
Other expense, net	(25)	(6)	(20)
Income (loss) before provision (benefit) for income taxes	4,379	179	(1,154)

Provision (benefit) for income taxes	1,581	(557)	(502)
Income (loss) from continuing operations	2,798	736	(652)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes) (see note 4)	(1,068)	(2,202)	(1,858)
Cumulative effect of accounting change (net of income tax benefit of $4,511)	-	(8,973)	-
Net income (loss)	$1,730	$(10,439)	$(2,510)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.45	$0.12	$(0.10)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)	-	(1.45)	-
Net income (loss)	$0.28	$(1.68)	$(0.40)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.44	$0.12	$(0.10)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)	-	(1.43)	-
Net income (loss)	$0.27	$(1.66)	$(0.40)
Weighted average shares outstanding:
Basic	6,170	6,205	6,347
Diluted	6,463	6,294	6,347
The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total
Balance at June 30, 2001	6,367	$6	$41,180	$(615)	(125)	$(1,021)	$39,550

Employee stock purchase plan	10	-	55	-	-	-	55
Exercise of stock options	4	-	12	-	-	-	12
Compensation expense related
to stock options granted	-	-	21	-	-	-	21
Net loss	-	-	-	(2,510)	-	-	(2,510)
Balance at June 30, 2002	6,381	6	41,268	(3,125)	(125)	(1,021)	37,128

Redemption of common stock in satisfaction of note receivable from related party	(130)	-	(386)	-	-	-	(386)
Employee stock purchase plan	3	-	14	-	-	-	14
Exercise of stock options	1	-	2	-	-	-	2
Net loss	-	-	-	(10,439)	-	-	(10,439)
Balance at June 30, 2003	6,255	6	40,898	(13,564)	(125)	(1,021)	26,319

Exercise of stock options	204	-	883	-	-	-	883
Tax benefit on exercise of stock options	-	-	342	-	-	-	342
Issuances of stock under stock purchase plan and related compensation expense	12	-	92	-	-	-	92
Net income	-	-	-	1,730	-	-	1,730
Cancellation of stock issued to a former officer	(133)	-	-	-	-	-	-
Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$2,798	$736	$(652)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	647	650	854
Impairment of goodwill	-	6	51
Stock-based compensation expense	50	-	21
Interest on note receivable from an officer	-	(9)	-
Provision for bad debts	31	-	100
Provision for inventory write-down	53	-	-
Loss on disposal of property and equipment	25	5	-
Deferred income taxes	1,496	(1,300)	(274)
Changes in operating assets and liabilities:
Accounts receivable	(367)	264	675
Inventories	(325)	4	579
Prepaid expenses and other	(143)	(216)	233
Notes receivable	-	22	(22)
Refundable income taxes	1,170	8	(299)
Other assets	29	13	169
Accounts payable and accrued liabilities	(364)	639	227
Accrued compensation and benefits	446	(192)	170
Deferred revenue	448	98	(14)
Other long-term liabilities	64	-	-
Deferred rent	10	110	59
Net cash provided by operating activities	6,068	838	1,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	83	-	1
Capital expenditures	(538)	(297)	(658)
(Advances) collections on notes receivable from related parties	-	3	(181)
Cash received from sale of net assets of discontinued operations	2,307	-	-
Net cash provided by (used in) investing activities	1,852	(294)	(838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	60	14	55
Stock option exercise	864	2	12
Net cash provided by financing activities	924	16	67

Discontinued operations:
Net cash provided by (used in) discontinued operations	8,128	(1,025)	(2,033)

Net increase (decrease) in cash and cash equivalents	16,972	(465)	(927)
Cash and cash equivalents at beginning of year	4,482	4,947	5,874
Cash and cash equivalents at end of year	$21,454	$4,482	$4,947

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

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Company Organization and Nature Of Business

Organization

Collectors Universe, Inc. ("We," the "Company" or "Collectors Universe") is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. ("PCGS" or the "Predecessor") to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the predecessor basis as the transaction represented a transfer of assets and liabilities between entities under common control.

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

On December 4, 2003, our Board of Directors adopted a plan to focus the Company’s financial and management resources and collectibles expertise, on the operations and growth of its authentication and grading businesses, by divesting the collectibles auctions and direct sales businesses comprising its collectibles sales segment. As a result, in the accompanying consolidated financial statements the assets and related liabilities of the collectibles sales segment have been classified as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS 144 (see Note 4).

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries. During the year ended June 30, 2002, the Company acquired the assets of certain businesses and the results of their operations have been included in our consolidated financial statements from the date of acquisition (Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

In 2004, the Company disposed of the businesses comprising its collectibles sales segment and, accordingly, the assets and liabilities of those businesses have been classified as held for sale and their related operating results (including the gains or losses recognized on the sales of those businesses) have been classified as discontinued operations. See Note 4.

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

Inventories

Our inventories consist primarily of our stamp and coin collectibles inventories and consumable supplies that we use in our continuing authentication and grading businesses. We account for those inventories under the specific identification method. Inventories are valued at the lower of cost or market. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $53,000 and $0 at June 30, 2004 and 2003, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. During the year ended June 30, 2003, the Company determined that a covenant not-to-compete obtained in connection with an acquisition of a collectibles sales business (Note 3) was impaired. Accordingly, the Company wrote-off the unamortized balance of $18,000. Such amount is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended June 30, 2003. In the fiscal year ended June 30, 2003 the Company also recorded impairment charges for goodwill, as discussed further in this Note 2. No long-lived asset impairments were identified at June 30, 2004.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of sportscards, coins, autographs and stamps.  Authentication and grading revenues are recognized when the graded item is shipped to the customer. Grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

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

Stock-Based Compensation

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the quoted market price of the underlying stock on that date exceeds the exercise price. However, the Company provides pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123, Stock Based Compensation. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

We account for equity instruments issued to persons other than Company employees and directors ("non-employees") in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. For the year ended June 30, 2002, potentially dilutive stock options of 719,000 are not included, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share date):

	2004	2003	2002
Income (loss) from continuing operations	$2,798	$736	$(652)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(1,068)	(2,202)	(1,858)
Cumulative effect of accounting change (net of income taxes)	-	(8,973)	-
Net income (loss)	$1,730	$(10,439)	$(2,510)

Net income (loss) per basic share:
From continuing operations	$0.45	$0.12	$(0.10)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)	-	(1.45)	-
Net income (loss)	$0.28	$(1.68)	$(0.40)

Net income (loss) per diluted share:
From continuing operations	$0.44	$0.12	$(0.10)
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)	-	(1.43)	-
Net income (loss)	$0.27	$(1.66)	$(0.40)

Weighted-average shares outstanding:
Basic	6,170	6,205	6,347
Diluted	6,463	6,294	6,347

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

Change in Accounting for Goodwill and Other Intangible Assets

    Prior to July 1, 2002, the Company amortized goodwill using the straight-line method over periods ranging from five to fifteen years and periodically evaluated the recoverability of goodwill by determining whether the amortization of the balance over its remaining useful life could be recovered through projected undiscounted future operating cash flows.

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of the fiscal year. As required by SFAS No. 142, the test was conducted at a "reporting unit" level and involved a comparison of each reporting unit’s fair value to its carrying value. The Company has determined that its reporting units are its operating segments, which have been aggregated into its reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of earnings before interest, taxes, depreciation and amortization. Upon adoption of SFAS No. 142, the Company completed a transitional impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000. The charge has been recorded as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended June 30, 2003.

The following is a summary of the transitional impairment charge by segment and reporting unit, net of $4,511,000 tax benefit (in thousands):

Reportable Segments	Reporting Unit	Charge
Discontinued operations - collectible sales	Bowers and Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Continuing operations - authentication and grading	Professional Stamp Experts	56
		$8,973

Market and economic conditions resulted in impairment to the goodwill allocated to these reporting units.

On June 30, 2003, the Company tested its goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, and concluded that the remaining unamortized goodwill was impaired. The operating profits and cash flows of each of the reporting units were lower than had been expected for fiscal 2003. Based on that trend and a reforecast of the future earnings of those units, the expected present value of future cash flows of each of those reporting units was re-determined, resulting in a pre-tax impairment of $1,477,000. This impairment has been recorded as a goodwill impairment charge of $6,000, with the balance of $1,471,000 recorded as part of the loss from discontinued operations in the accompanying consolidated statement of operations for 2003.

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

The following table set forth the reconciliation of net income (loss) and net income (loss) per share as adjusted for the non-amortization provisions of SFAS No. 142:

	(in thousands)
	June 30
	2004	2003	2002
Net income (loss), as reported	$1,730	$(10,439)	$(2,510)
Add: goodwill amortization, net of taxes (both continuing and discontinued operations)	-	-	989
Adjusted net income (loss)	$1,730	$(10,439)	$(1,521)

Net income (loss) per share - basic:
Net income (loss) per share, as reported	$0.28	$(1.68)	$(0.40)
Goodwill amortization, net of taxes	-	-	(0.24)
Adjusted net income (loss) per share	$0.28	$(1.68)	$(0.16)

Net income (loss) per share - diluted:
Net income (loss) per share, as reported	$0.27	$(1.66)	$(0.40)
Goodwill amortization, net of taxes	-	-	(0.24)
Adjusted net income (loss) per share	$0.27	$(1.66)	$(0.16)

Changes in the carrying amount of goodwill for the year ended June 30, 2003 were as follows (in thousands):

	Discontinued Collectible Sales	Grading and Authentication	Total
Balance, July 1, 2002	$14,872	$89	$14,961
Cumulative effect of accounting change	(13,401)	(83)	(13,484)
Impairment losses	(1,471)	(6)	(1,477)
Balance, June 30, 2003	$-	$-	$-

Amortization expense related to the covenants not-to-compete, part of which has been reported as amortization expense for continuing operations and the balance as part of the loss from discontinued operations in the accompanying consolidated statement of operations, amounted to $93,000 and $70,000 for the years ended June 30, 2003 and 2002, respectively. The covenants not-to-compete are fully amortized at June 30, 2003.

Supplemental Schedule of Noncash Transactions

During the year ended June 30, 2003, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 in full satisfaction of the then outstanding balance on a note receivable due from the officer.

In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in an impairment charge of $8,973,000, net of a tax benefit of $4,511,000. Such $8,973,000 is classified as a cumulative effect of accounting change in 2003.

Effective June 30, 2003, the Company completed its annual impairment test for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and concluded that the remaining unamortized goodwill was impaired, resulting in an impairment charge of $1,477,000. Such $1,477,000 is classified as $6,000 for goodwill impairment for continuing operations and the balance of $1,471,000 is classified as part of the loss from discontinued operations in the accompanying consolidated statement of operations for 2003.

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

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts consist primarily of (i)  the asset purchase agreements pursuant to which we have sold our collectibles auction businesses, under which we have agreed to indemnify the buyers of those businesses on terms customary for transactions of this nature; (ii) certain real estate leases under which we are required to indemnify property owners for environmental or other liabilities and other claims arising from our use of the leased premises; and (iii) agreements with the Company’s officers, directors and employees, under which we are obligated to indemnify such persons for liabilities arising out of their employment or service relationship with us or our subsidiaries. The terms of such indemnification obligations vary by contract and, in most instances, a specific or maximum dollar amount is not explicitly stated therein. Historically, we have not had to make any significant payments in respect of these indemnification obligations and no liabilities have been recorded for those obligations in the accompanying consolidated balance sheets.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003. The Company has determined that SFAS No. 150 did not have any significant impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the fiscal 2002 and 2003 financial statements to conform to the fiscal 2004 presentation (see also Note 15).

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

During the fourth quarter of 2003, the Company determined that the goodwill of this business was impaired (see Note 2). On September 17, 2003, the Company sold certain assets of the currency auction business, operated by its subsidiary Lynn Knight Currency Auctions, Inc. (see Note 4).

4.            Discontinued Operations

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectibles sales businesses, which included the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, have been classified as held for sale in the accompanying consolidated balance sheets at June 30, 2004 and 2003; and the related operating results have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2004, 2003 and 2002.

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

The operating results of the discontinued collectible sales businesses included in the accompanying consolidated statements of operations, are as follows (in thousands):

	2004	2003	2002
Net revenues	$27,101	$31,928	$26,146

Loss from operations	(3,468)	(3,806)	(2,791)
Gain on sale of discontinued businesses	2,245	-	-
	(1,223)	(3,806)	(2,791)
Income tax benefit	(155)	(1,604)	(933)
Net loss from discontinued operations	$(1,068)	$(2,202)	$(1,858)

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

6.            Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2004	2003
Coins and sportscard grading reference sets	$57	$15
Computer hardware and equipment	997	1,200
Computer software	867	881
Equipment	1,283	1,156
Furniture and office equipment	659	664
Leasehold improvements	422	455
Trading card reference library	52	52
	4,337	4,423
Less accumulated depreciation and amortization	(3,292)	(3,161)
Property and equipment, net	$1,045	$1,262

Depreciation and amortization expense of property and equipment for fiscal 2004, 2003 and 2002 was $647,000, $650,000 and $796,000, respectively.

7.            Accrued Liabilities

Accrued liabilities consist of the following at June 30:

	(in thousands)
	2004	2003
Warranty costs	$492	$304
Professional fees	546	413
Other	313	536
	$1,351	$1,253

Warranty reserve activity and balances related to fiscal years 2004, 2003 and 2002, are as follows (in thousands):

Warranty reserve, June 30, 2001	$280
Charged to cost of revenues	249
Cash payments	(227)
Warranty reserve, June 30, 2002	302
Charged to cost of revenues	317
Payments	(315)
Warranty reserve June 30, 2003	304
Charged to cost of revenues	646
Payments	(458)
Warranty reserve at June 30, 2004	$492

8.            Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2004	2003	2002
Current:
Federal	$1,595	$278	$(469)
State	62	(448)	(80)
	1,657	(170)	(549)
Deferred:
Federal	(216)	146	160
State	140	(533)	(113)
	(76)	(387)	47
Total provision (benefit) for income taxes	$1,581	$(557)	$(502)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, is as follows:

	(in thousands)
	2004	2003	2002
Benefit at federal statutory rates	$1,542	$63	$(404)
State income taxes (benefit), net	132	(644)	(125)
Other, net	(93)	24	27
	$1,581	$(557)	$(502)

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

At June 30, 2004 options to purchase a total of 385,000 shares of our common stock were exercisable at a weighted-average exercise price of $10.17 per share. By comparison, at June 30, 2003 options to purchase a total of 358,000 shares were outstanding at a weighted-average exercise price of $9.94 per share; and at June 30, 2002 options to purchase a total of 383,000 shares were outstanding at a weighted average exercise price of $11.92 per share.

The weighted-average fair values of stock options granted during fiscal 2004, 2003 and 2002 were $4.66, $1.01 and $1.60 per option share, respectively.

12.          Related-Party Transactions

During the ordinary course of business, we provide grading services to certain entities that are owned, controlled or affiliated with our stockholders. Grading revenues received from stockholders amounted to $0, $0 and $42,000 during the year ended June 30, 2004, 2003 and 2002, respectively. In addition, we purchased inventories from and sold inventories to certain of our stockholders. Purchases of inventories from stockholders totaled $10,000, $85,000 and $173,000 during the years ended June 30, 2004, 2003 and 2002, respectively. Sales of inventory to stockholders totaled approximately $41,000 during the year ended June 30, 2004.

        J.D.R.C., Inc., an entity owned by a holder of 6% of our outstanding shares, provides research-consulting services to us related to our coin authentication and grading services. Amounts paid to J.D.R.C., Inc. related to these consulting services were $95,000, $11,000 and $37,000 during the years ended June 30, 2004, 2003 and 2002, respectively. In addition, during 2003, J.D.R.C., Inc. received consignor advances of $130,000 for collectibles consigned to auctions conducted by our collectible sales businesses. These advances were fully repaid in fiscal 2004.

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

In 2002, the Company had advanced a loan to Mr. David G. Hall, the Company’s President, up to $381,000. The loan, which was for a stated term, accrued interest at 10% per annum and was collateralized by 250,000 shares of our common stock owned by him. Accrued and unpaid interest at June 30, 2002 was $31,000. In September 2002, Mr. Hall transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000 or $2.96 per share, in full satisfaction of the then outstanding principal and interest under the loan.

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For each of the years ended June 30 2004, 2003 and 2002, the member was paid $35,000, $35,000 and $26,000, respectively, as Board fees; and the professional services firm was paid $390,000, $237,000, and $110,000, respectively, for services rendered.

In May 2003, the Company entered into a license agreement with DHRCC, Inc., which is wholly owned by David Hall and Van Simmons who are two of the Company’s largest stockholders and two of the directors of the Company. Pursuant to that Agreement, the Company obtained (i) an exclusive license to use, for up to a four year period ending May 31, 2007, a customer list owned and compiled by DHRCC, and certain other intangible assets owned by DHRCC, and (ii) a non-exclusive license to use, in perpetuity, a coin inventory control software program owned by DHRCC, both for use by the Company’s David Hall Rare Coins ("DHRC") Division, which was engaged in the business of selling collectible coins at retail. Under that agreement, the Company agreed to pay DHRCC, for the use of the DHRCC customer list, a royalty equal to one and one half percent (1.5%) of the net revenues of the Company’s David Hall Rare Coins ("DHRC") Division, on a quarterly basis, but in no event to exceed (i) twenty percent (20%) of the quarterly pre-tax profits of that division, or (ii) an aggregate of $500,000 per year, whichever was less. The Company also paid DHRCC a one time fee of $5,000 for use of the other intangible assets licensed by the Company, including the coin inventory software program. The license agreement was terminable by either party at any time, without cause, on 30 days prior written notice to the other. Amounts paid to DHRCC by the Company pursuant to the license agreement totaled $36,000 in fiscal 2003. The license agreement was terminated by the Company as a result of its decision, made in fiscal 2004, to discontinue its collectibles sales businesses. See Note 4.

DHRCC had been engaged in the business of selling collectible coins at retail until June 2000. As a result of the Company’s decision to discontinue that business, DHRCC elected to resume selling collectible coins at retail and in connection therewith DHRCC purchased certain fixed assets, that had been utilized by the Company’s DHRC division, for a purchase price of $13,000, which was equal to the net book value of those assets on the Company’s books at March 31, 2003. DHRCC also has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month. That rent is equal to the rent being paid to the Company by an unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004. Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $13,000 in fiscal 2004.

In connection with its discontinuance of its retail coin sales business, effective March 1, 2004 the Company engaged DHRCC to sell the Company’s remaining inventory of collectible coins that had been held for sale at retail by the Company’s DHRC division. Sales of collectible coins by DHRCC pursuant to this engagement totaled $840,000 in the period ended June 30, 2004 and the Company paid DHRCC commissions of $84,000 in connection with those sales. At June 30, 2004, accounts receivable balances arising from those sales totaled $376,000.

All of the above-described transactions with DHRCC were approved by the disinterested members of the Company’s Board of Directors.

13.         Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through November 2009. During fiscal 2004, the Company subleased office space that was excess to current requirements to an unaffiliated third party and also to a related party (see Note 12). Total rent expense, net of sublease income, was approximately $1,462,000, $1,523,000 and $1,547,000, respectively, for the years ended June 30, 2004, 2003 and 2002. At June 30, 2004, future minimum lease payments under these agreements are as follows:

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

Legal Matters

The Company has been named as a defendant in an action, that has been brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards ("plaintiff"). In its suit, plaintiff has alleged that its business was ruined by its association with When It Was a Game ("WIWAG"), a sports card dealer who consigned sports cards to plaintiff, which sold those sports cards on eBay. It was subsequently discovered that WIWAG misrepresented the quality and authenticity of many of those sports cards that were sold, on its behalf, by plaintiff. The plaintiff does not contend that the Company was in any way involved in WIWAG’s conduct. However, plaintiff contends that the Company is nevertheless responsible for the damage sustained by plaintiff as a result of WIWAG’s activities, based on allegations made by plaintiff that the Company knew of prior incidents of questionable behavior by WIWAG and nevertheless introduced WIWAG to plaintiff without disclosing that information to plaintiff; allegations which the Company has denied. The plaintiff has claimed damages to its business amounting to $4,000,000 and is also seeking punitive damages against the Company, as well as the other defendants. The Company is vigorously defending against, and believes that it will not incur any liability to plaintiff in, this action.

The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

14.          Segment, Geographic and Major Customer Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments of the Company are organized based on the services it offers. Similar operating segments have been aggregated to reportable operating segments based on having similar products or services, types of customers, and other criteria under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

	Year Ended June 30 (in thousands)
	2004	2003	2002
Net revenues from external customers
Coins	$17,474	$12,171	$10,014
Sportscards	7,126	6,946	7,917
Other	1,820	1,220	704
Total revenue	26,420	20,337	18,635
Operating income (loss) before unallocated expenses
Coins	8,837	6,010	5,221
Sportscards	968	1,000	80
Other	(117)	(452)	(1,026)
Total	9,688	6,558	4,275
Unallocated operating expenses	(5,419)	(6,461)	(5,459)
Goodwill amortization	-	-	(90)
Goodwill impairment	-	(6)	(51)
Consolidated operating income (loss)	$4,269	$91	$(1,325)

15.   Restatement

In the Company's consolidated statements of operations for the year ended June 30, 2003, $8,917,000 of the cumulative effect of the accounting change resulting from the adoption of SFAS No. 142 was included in the loss from discontinued operations, because that amount was attributable to our discontinued collectible auction and direct sales businesses.  Subsequent to the issuance of the Company's consolidated financial statements for the year ended June 30, 2004, the Company's management determined that this amount should have been included in cumulative effect of accounting change.  As a result, the accompanying statement of operations for the year ended June 30, 2003 has been restated, as set forth below, to reclassify that amount from loss from discontinued operations to cumulative effect of accounting change.  This restatement had no effect on the Company's previously reported net loss for the fiscal year ended June 30, 2003, or on the Company's previously reported results of operations or net income for the fiscal year ended June 30, 2004.

	For the Year Ended June 30, 2003 (in thousands, except per share amounts)
	As Previously Reported	As Restated
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	$(11,119)	$(2,202)

Cumulative effect of accounting change (net of income taxes)	$(56)	$(8,973)

Loss per basic share:
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	$(1.79)	$(0.35)

Cumulative effect of accounting change (net of income taxes)	$(0.01)	$(1.45)

Loss per diluted share:
Loss from discontinued operations net of gain on sales of discontinued businesses (net of income taxes)	$(1.77)	$(0.35)

Cumulative effect of accounting change (net of income taxes)	$(0.01)	$(1.43)

       In addition, the Company has reclassified occupancy, security and insurance costs that directly relate to providing authentication and grading services of $1,180,000, $1,034,000 and $919,000 for the years ended June 30, 2004, 2003 and 2002, respectively, from selling, general and administrative expenses to cost of revenues to conform to the classifications used beginning in the fiscal year ending June 30, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

        Our management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2004. Based on this evaluation, including the restatement for the reclassification of a portion of the Company’s 2003 loss from discontinued operations to cumulative effect of accounting change as set forth in Note 15 to the 2004 Consolidated Financial Statements reported elsewhere in this Form 10-K/A, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

As is described elsewhere in this Report on Form 10-K/A, we have reclassified the portion of the loss from discontinued operations in fiscal 2003 that was attributable to our adoption of SFAS No. 142 to the cumulative effect of an accounting change. Our management has reviewed the process we employ in determining the classification and reporting of complex and unusual accounting matters. As a result of this review, we have adopted a policy and procedure whereby financial management will formally research relevant accounting literature relating to and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters.

Other than as described herein, there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the period ended June 30, 2004 or subsequent to June 30, 2004.

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

COLLECTORS UNIVERSE, INC
Date: January 18, 2005	By:	/s/MICHAEL J. LEWIS
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

Signature	Title	Date
/s/ A. CLINTON ALLEN * A. Clinton Allen	Chairman/Director	January 18, 2005
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer and Director	January 18, 2005
/s/ DAVID HALL * David G. Hall	President and Director	January 18, 2005
/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Primary Accounting Officer)	January 18, 2005
/s/ BEN A. FRYDMAN * Ben A. Frydman	Director	January 18, 2005
/s/ VAN D. SIMMONS * Van D. Simmons	Director	January 18, 2005
/s/ A.J. BERT MOYER * A.J. Bert Moyer	Director	January 18, 2005
/s/ DEBORAH A. FARRINGTON * Deborah A. Farrington	Director	January 18, 2005

* By     /s/MICHAEL J. LEWIS
Michael J. Lewis, Attorney in Fact

S-1

Exhibit No.	INDEX TO EXHIBITS Description

1.1	Form of Underwriting Agreement.*
3.2	Form of Amended and Restated Certificate of Incorporation of Collectors Universe, as currently in effect.*
3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25, 1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutekunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3, 1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
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

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	Certifications of CFO Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	CEO Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-1