Form 10-Q
period 2004-12-31
COLLECTORS UNIVERSE INC
filed 2005-02-14
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2005
Common Stock $.001 Par Value	6,267,321

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of December 31, 2004 and June 30, 2004
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,739	$21,454
Short-term investments	4,125	-
Accounts receivable, net of allowance for doubtful accounts of $35 (December) and $30 (June)	803	790
Note receivable	1,696	-
Inventories, net	385	452
Prepaid expenses and other current assets	1,016	781
Refundable income taxes	-	13
Deferred income taxes	1,174	1,174
Receivables from sale of net assets of discontinued operations	542	1,611
Current assets of discontinued operations held for sale	586	1,267
Total current assets	32,066	27,542
Property and equipment, net	904	1,045
Deferred income taxes	4,034	5,205
Other assets	182	165
Non-current assets of discontinued operations held for sale	103	117
	$37,289	$34,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$412	$455
Accrued liabilities	2,180	1,351
Accrued compensation and benefits	775	936
Deferred revenue	1,358	1,225
Current liabilities of discontinued operations held for sale	64	276
Total current liabilities	4,789	4,243
Deferred rent and other long-term liabilities	514	465
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; issued 6,388 at December 31, 2004 and 6,338 at June 30, 2004	6	6
Additional paid-in capital	42,672	42,215
Accumulated deficit	(9,671)	(11,834)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	31,986	29,366
	$37,289	$34,074

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net revenues	$7,982	$5,753	$16,177	$11,765
Cost of revenues	2,998	2,349	5,824	4,898
Gross profit	4,984	3,404	10,353	6,867
Selling and marketing expenses	748	690	1,705	1,528
General and administrative expenses	2,292	2,235	4,579	4,163
Settlement of lawsuit	500	-	500	-
Total operating expenses	3,540	2,925	6,784	5,691
Operating income	1,444	479	3,569	1,176
Interest income, net	110	7	174	14
Other income (expenses)	2	(12)	2	(19)
Income before income taxes	1,556	474	3,745	1,171
Provision for income taxes	628	170	1,506	483
Income from continuing operations	928	304	2,239	688
Loss from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	(7)	(782)	(76)	(735)
Net income (loss)	$921	$(478)	$2,163	$(47)

Net income (loss) per basic share:
Income from continuing operations	$0.15	$0.05	$0.36	$0.11
Loss from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(0.13)	(0.01)	(0.12)
Net income (loss)	$0.15	$(0.08)	$0.35	$(0.01)

Net income (loss) per diluted share:
Income from continuing operations	$0.14	$0.05	$0.34	$0.11
Loss from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(0.12)	(0.01)	(0.12)
Net income (loss)	$0.14	$(0.07)	$0.33	$(0.01)

Weighted average shares outstanding:
Basic	6,242	6,167	6,230	6,164
Diluted	6,695	6,391	6,644	6,343

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income from continuing operations	$2,239	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	338
Loss on disposal of fixed assets	-	23
Provision for doubtful accounts	5	32
Deferred income taxes	1,431	-
Changes in operating assets and liabilities:
Short-term investments	(4,125)	-
Accounts receivable	(18)	27
Inventories	67	(154)
Prepaid expenses and other current assets	(235)	28
Refundable income taxes	13	220
Other assets	(17)	83
Accounts payable	(43)	(240)
Accrued liabilities	829	(273)
Accrued compensation and benefits	(161)	157
Other long-term liabilities	49	27
Deferred revenue	133	146
Net cash provided by operating activities	420	1,102

INVESTING ACTIVITIES:
Capital expenditures	(112)	(427)
Collection of receivables from sales of discontinued operations	1,069	-
Proceeds from sale of fixed assets	-	5
Advances on notes receivable	(2,307)	-
Proceeds from collection of notes receivable	611	-
Net cash used in investing activities	(739)	(422)

FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	-	29
Proceeds from exercise of stock options	197	348
Net cash provided by financing activities	197	377

Net cash provided by discontinued operations	407	3,420

Net increase in cash and cash equivalents	285	4,477
Cash and cash equivalents at beginning of period	21,454	4,482
Cash and cash equivalents at end of period	$21,739	$8,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$10	$11

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the six months ended December 31, 2004, the Company recorded a tax benefit from the exercise of stock options of $260,000, which is included as an increase to Deferred Income Taxes and an increase to Additional Paid-In Capital.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated results of operations, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification from general and administrative expenses to cost of revenues of occupancy, security and insurance costs which directly relate to providing authentication and grading services.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs and stamps. Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method with compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123R also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R is effective as of the first interim or annual period beginning after June 15, 2005. We will be required to apply SFAS No. 123R beginning July 1, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use. Regardless of the method of adoption, the implementation of SFAS No. 123R will result in increased compensation expenses in our reported consolidated results of operations.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments, accounts receivable and notes receivables.

Financial Instruments. Through September 30, 2004, the Company invested its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy to invest its excess cash in a portfolio of high quality U.S. dollar-denominated money market type securities, and appointed a new portfolio manager. In early October 2004, the Company transferred $20 million of its excess cash balances to such securities. At December 31, 2004, the Company’s excess funds of approximately $24 million was primarily invested in high quality commercial paper and a money market fund.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $35,000 and $30,000 at December 31, 2004 and June 30, 2004, respectively.

Customers. The authentication and grading of collectible coins accounted for approximately 69% and 64% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. In the three and six months ended December 31, 2004, one customer accounted for approximately 11% of the Company’s net revenues.

Stock Option Plans

At December 31, 2004, the Company had three stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)		(in thousands, except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$921	$(478)	$2,163	$(47)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	108	19	148	56
Pro forma net income (loss)	$813	$(497)	$2,015	$(103)

Net income (loss) per common share - basic:
As reported	$0.15	$(0.08)	$0.35	$(0.01)
Pro forma	$0.13	$(0.08)	$0.32	$(0.02)

Net income (loss) per common share - diluted:
As reported	$0.14	$(0.07)	$0.33	$(0.01)
Pro forma	$0.12	$(0.08)	$0.30	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Dividend yield	-	-	-	-
Expected volatility	75.00%	80.00%	74.00%	80.00%
Risk-free interest rate	3.02%	1.31%	2.89%	1.23%
Expected lives	2 years	11 months	2 years	10 months

2.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At December 31, 2004, cash, cash equivalents and short-term investments included approximately $20 million of trading securities primarily comprising high quality commercial paper issued by U.S. or foreign companies. The minimum credit quality of the portfolio must be rated no less than single-A long term or A1/P1 short term and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. In addition, the weighted average maturity of the portfolio must not exceed 90 days.

3.    NOTE RECEIVABLE

During the second quarter, the Company made advances to its largest customer secured by collectible coins that the customer submitted to us for authentication and grading. The highest amount of the advances outstanding at any one time totaled approximately $2,100,000 and the remaining principal balances at December 31, 2004 and February 3, 2005 were $1,696,000 and $1,311,000, respectively. To ensure that the outstanding advances are fully collateralized at all times, the customer is required to make principal reduction payments at the time the Company returns authenticated and graded coins to the customer. The advances, which bear interest at a rate based on the Prime Rate, are required to be repaid by the customer by no later than March 22, 2005.

4.    INVENTORIES

Inventories consist of the following:
	(in thousands)
	December 31,	June 30,
	2004	2004
Coins	$242	$253
Other collectibles	58	58
Grading raw materials consumable inventory	137	194
	437	505
Less inventory reserve	(52)	(53)
Inventories, net	$385	$452

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	December 31,	June 30,
	2004	2004
Grading reference sets	$60	$57
Computer hardware and equipment	1,004	997
Computer software	900	867
Equipment	1,333	1,283
Furniture and office equipment	666	659
Leasehold improvements	434	422
Trading card reference library	52	52
	4,449	4,337
Less accumulated depreciation and amortization	(3,545)	(3,292)
Property and equipment, net	$904	$1,045

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	(in thousands)
	December 31,	June 30,
	2004	2004
Warranty Costs	$686	$492
Professional fees	436	546
Settlement of lawsuit	600	-
Other	458	313
	$2,180	$1,351

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2004 and 2003:

	(in thousands)
	Six Months Ended December 31,	Six Months Ended December 31,
	2004	2003
Warranty reserve, beginning of period	$492	$304
Charged to cost of revenue	301	334
Payments	(107)	(263)
Warranty reserve, end of period	$686	$375

7.    DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its authentication and grading businesses and to divest the Company’s collectibles auctions and direct sales businesses.

Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, which were comprised of Bowers and Merena, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at December 31, 2004 and June 30, 2004 and condensed consolidated statements of operations for the three and six-month periods ended December 31, 2004 and 2003. By December 31, 2004, the Company had sold all of its collectibles auctions and direct sales businesses, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

The operating results of the discontinued collectible sales businesses included in the accompanying condensed consolidated statements of operations, are as follows:

	(in thousands) Three Months Ended		(in thousands) Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net revenues	$15	$7,577	$270	$18,751
Loss before income taxes	$(58)	$(1,331)	$(292)	$(1,255)
Gain on sale of discontinued business	45	-	164	-
	(13)	(1,331)	(128)	(1,255)
Income tax benefit	6	549	52	520
Net loss from discontinued operations	$(7)	$(782)	$(76)	$(735)

The gains on sale of discontinued businesses realized in the three and six months ended December 31, 2004 related to contingent consideration that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	December 31, 2004	June 30, 2004
Current assets:
Accounts receivable	$215	$379
Inventories	177	657
Consignment advances	30	45
Notes receivable	164	186
	$586	$1,267
Non-current assets:
Notes receivable, net of current portion	$103	$117
	$103	$117
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	63	275
	$64	$276

8.    INCOME TAXES

Income tax expense was provided for at a 40% rate for the three and six months ended December 31, 2004. This rate reflects the expected federal and state statutory rate of approximately 39%, adjusted for certain permanent tax differences. In the three and six months ended December 31, 2003, income tax expense was provided for at a 36% and 41%, respectively, which rate reflected the expected federal and state statutory rate, adjusted for certain permanent differences.

9.    NET INCOME PER SHARE

	(in thousands, except per share data)		(in thousands, except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Income from continuing operations	$928	$304	$2,239	$688
Loss from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	(7)	(782)	(76)	(735)
Net income (loss)	$921	$(478)	$2,163	$(47)

Income (loss) per basic share:
From continuing operations	$0.15	$0.05	$0.36	$0.11
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(0.13)	(0.01)	(0.12)
Net income (loss)	$0.15	$(0.08)	$0.35	$(0.01)

Net income (loss) per diluted share:
From continuing operations	$0.14	$0.05	$0.34	$0.11
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(0.12)	(0.01)	(0.12)
Net income (loss)	$0.14	$(0.07)	$0.33	$(0.01)

Weighted average shares outstanding:
Basic	6,242	6,167	6,230	6,164
Effect of dilutive shares	453	224	414	179
Diluted	6,695	6,391	6,644	6,343

10.    BUSINESS SEGMENTS

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

	(in thousands)		(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
Net revenues from external customers	2004	2003	2004	2003
Coins	$5,493	$3,692	$11,101	$7,582
Sportscards	1,976	1,674	4,023	3,431
Other	513	387	1,053	752
Total revenue	7,982	5,753	16,177	11,765
Operating income (loss) before unallocated expenses
Coins	$2,931	$1,603	$5,758	$3,556
Sportscards	300	334	638	489
Other	(149)	(52)	(240)	(86)
Total	3,082	1,885	6,156	3,959
Legal settlement	(500)	-	(500)	-
Unallocated operating expenses	(1,138)	(1,406)	(2,087)	(2,783)
Consolidated operating income	$1,444	$479	$3,569	$1,176

11.   COMMITMENT AND CONTINGENCIES

           The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

12.   SUBSEQUENT EVENTS

As previously reported, the Company was named as a co-defendant in a lawsuit brought by Real Legends, Inc. (Plaintiff), against When It Was a Game (“WIWAG”), a sports card dealer. In that lawsuit Plaintiff was seeking alleged damages to its business of $4 million, alleged to have arisen out of actions taken by WIWAG, together with punitive damages. Plaintiff also alleged that the Company was liable for those damages, because a Company employee had introduced WIWAG to Plaintiff.

On January 26, 2005, the Company and Plaintiff settled that lawsuit. Pursuant to the settlement, all claims against the Company will be released by Plaintiff and the Company will pay Plaintiff the sum of $600,000 on or before February 23, 2005. The net cost of the settlement to the Company, which is $500,000 because $100,000 of the settlement payment will be reimbursed by one of the Company’s insurers, has been recorded as part of operating expenses in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2004.

On January 19, 2005, the Company filed a registration statement for a firmly underwritten public offering of a total of 3 million shares of its common stock, of which 1,909,440 shares are being offered to the public by the Company and the remaining shares are being offered by David G. Hall and Van D. Simmons. Messrs. Hall and Simmons, who founded the Company in 1986, are directors of the Company and Mr. Hall also is the Company’s President and Chief Operating Officer. Assuming that the offering is successfully completed and that the shares are sold in that offering at $18.50 per share, the Company expects that it would receive net proceeds of approximately $32,700,000, after deducting the anticipated underwriting discount and estimated offering expenses. The Company will not receive any of the net proceeds from the sale of shares being offered by Messrs. Hall and Simmons.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide information about their expected future financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results in the future to differ from those set forth in its forward looking statements. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition or as to trends in our business or our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and you are urged to read those sections of this Report in their entirety. On January 19, 2005, we filed a Registration Statement on Form S-3 (File No. 333-122129) with the SEC. You should also review the Section of that Registration Statement entitled “Risk Factors” which contains additional information regarding risks and uncertainties that could adversely affect our future financial performance

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

Our Business

We provide authentication and grading services and other services to dealers and collectors of high value collectible coins, sportscards, autographs and stamps, the market values of which can range from $200 to over $1 million due principally to their rarity, age or association with famous individuals or historical events and depending on their authenticity and state of preservation, or quality. We believe that, because our authentication and grading services provide independent confirmation to dealers and collectors of the authenticity and quality of high value collectibles, we are able to enhance their marketability and, thereby, provide increased liquidity to the dealers and collectors that own, and buy and sell, these types of collectibles.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we generate revenues from sales of (i) advertising on our websites; printed publications and collectibles price guides and advertising in such publications; (ii) historical data and information about the collectibles that we have authenticated or graded, and (iii) memberships in our collectors clubs, which entitle subscribers to receive authentication and grading services and access to our collectibles publications and historical data.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded in the three and three and six-month periods ended December 31, 2004 and 2003, and their values as estimated by the dealers and collectors who submitted them to us for authentication and grading.

	Units Processed Three Months Ended December 31,				Estimated Value (000) Three Months Ended December 31,
	2004		2003		2004		2003
Coins	421,000	61%	285,000	53%	$275,066	91%	$183,805	89%
Sportcards	253,000	36%	235,000	44%	14,954	5%	14,860	7%
Autographs	17,000	2%	14,000	2%	7,191	2%	6,384	3%
Stamps	7,000	1%	3,000	1%	5,797	2%	2,585	1%
Total	698,000	100%	537,000	100%	$303,008	100%	$207,634	100%

	Units Processed Six Months Ended December 31,				Estimated Value (000) Six Months Ended December 31,
	2004		2003		2004		2003
Coins	792,000	58%	567,000	52%	$576,221	90%	$397,126	89%
Sportcards	518,000	38%	488,000	45%	31,879	5%	34,215	8%
Autographs	39,000	3%	23,000	2%	16,958	3%	10,488	2%
Stamps	12,000	1%	8,000	1%	10,528	2%	6,788	1%
Total	1,361,000	100%	1,086,000	100%	$635,586	100%	$448,617	100%

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions. We also sold collectible coins, at retail, by direct sales methods.

At the authorization of our Board of Directors, in December 2003 we adopted a plan to focus our financial and managerial resources and collectibles expertise on the operation and growth of our authentication and grading and other collectibles service businesses, and to divest our collectibles auctions and direct sales businesses.

Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by December 31, 2004.

In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, the assets and related liabilities of the collectible sales businesses have been classified as held for sale, their related operating results have been classified as discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise our continuing operations.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record certain assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally inventories, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to realize the values of our inventories in future periods. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or circumstances on which our judgments or estimates were based, or unanticipated events were to occur, we may be required under GAAP to adjust our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves or allowances to record such downward adjustments or “write-downs” in the carrying value of assets such as accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events, and changes in the conditions, events or trends upon which those estimates and judgments were based, can and will affect not only the amounts at which we record those assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events, such as occurred on September 11, 2001, or increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be measured. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, businesses also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on a number of factors, including whether customers are granted rights to return the products or reject or adjust the payment for the services provided to them (return rights). As a general rule, GAAP will require a business that grants its customers return rights to establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extent and duration of those rights and its historical return experience.

In making our estimates and assumptions, we follow GAAP in order to enable us to make fair and consistent estimates of the fair value of assets and to establish adequate reserves or allowances for possible write-downs in their carrying values. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies. We record revenue at the time of shipment of the graded collectible to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenue from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for authentication and grading on a recurring basis. We regularly review their accounts, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and economic conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Estimates of uncollectible amounts are reviewed each quarter and, based on that review, are revised to reflect changed circumstances or conditions in the quarterly period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is recorded in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for declines in the value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sales values of our collectibles inventories. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, their valuation often involves judgments that are more subjective than the judgments involved in valuing more standardized products sold by other businesses. If events or circumstances, such as changes in economic conditions, occur that we believe will make it more difficult, or will cause us to reduce the prices at which we will be able, to sell the collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, because such increases are recorded by charges against income.

Grading Warranty Costs. We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin or sportscard, upon resubmittal to us, is not in the same tamper resistant clear plastic holder in which it was placed at the time we last graded it or shows signs of tampering. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading services has provided relatively stable and predictable cash flows for us, as the fees for most of the authentication and grading submissions we receive are prepaid. In the six months ended December 31, 2004 and 2003, respectively, we generated cash of $420,000 (which is net of investments of $4,125,000 in short-term investments, which had maturities greater than 90 days when purchased) and $1,102,000, respectively, from our continuing operations.

Additionally, during the six months ended December 31, 2004, we generated cash of $1,476,000 from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses. As a result, at December 31, 2004, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $689,000, as compared to $1,384,000 at June 30, 2004.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by the mix of collectibles submitted for grading (i) between coins and sportscards and (ii) between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, the prices for authentication and grading of collectible coins are higher than those charged for the grading of sportscards, autographs or stamps. In addition, our fees for authentication and grading of coins and sportscards vary depending on the “turn-around” time requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles market. Accordingly, our operating results are affected by that market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets. We believe that the recent strengthening of the economy in the United States, together with the recent weakening of the U.S. Dollar and an increased demand for gold and other precious metals contributed to the increase in our authentication and grading revenues during the six months ended December 31, 2004.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.6%	40.8%	36.0%	41.6%
Gross profit	62.4%	59.2%	64.0%	58.4%
Operating expenses:
Selling and marketing expenses	9.4%	12.0%	10.5%	13.0%
General and administrative expenses	28.7%	38.9%	28.3%	35.4%
Settlement of lawsuit	6.2%	-	3.1%	-
Total operating expenses	44.3%	50.9%	41.9%	48.4%
Operating income	18.1%	8.3%	22.1%	10.0%
Interest income, net	1.4%	0.1%	1.0%	0.1%
Other expenses	-	(0.2%)	-	(0.2%)
Income before provision for income taxes	19.5%	8.2%	23.1%	9.9%
Provision for income taxes	(7.9%)	(2.9%)	(9.3%)	(4.1%)
Income from continuing operations after income taxes	11.6%	5.3%	13.8%	5.8%
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.1%)	(13.6%)	(0.5%)	(6.2%)
Net income (loss)	11.5%	(8.3%)	13.3%	(0.4%)

Net Revenues

Net revenues consist primarily of fees generated from the authentication and grading of high value coins, sportscards, autographs and stamps and, to a much lesser extent, revenues from the publication of collectibles magazines and the sale of advertising for placement on our websites and in our magazines. Net revenues are determined net of discounts and allowances.

The following table sets forth information regarding the net revenues attributable to the authentication and grading of coins, sportscards and other collectibles (principally autographs and stamps), respectively, in the three and six months ended December 31, 2004 and 2003:

	Three Months Ended December 31,				Percentage Increase
	2004		2003		2004 over 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
Coins	$5,493,000	68.8%	$3,692,000	64.2%	48.8%
Sportscards	1,976,000	24.8%	1,674,000	29.1%	18.0%
Other collectibles	513,000	6.4%	387,000	6.7%	32.6%
Net revenues	$7,982,000	100.0%	$5,753,000	100.0%	38.7%

	Six Months Ended December 31,				Percentage Increase
	2004		2003		2004 over 2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
Coins	$11,101,000	68.6%	$7,582,000	64.4%	46.4%
Sportscards	4,023,000	24.9%	3,431,000	29.2%	17.3%
Other collectibles	1,053,000	6.5%	752,000	6.4%	40.0%
Net revenues	$16,177,000	100.0%	$11,765,000	100.0%	37.5%

The increase in net revenues in the second quarter of this year, as compared to the second quarter of last year, was primarily attributable to a 30% increase in the number of collectibles authenticated and graded in the second quarter of this year, compared to the second quarter of last year. For the six months ended December 31, 2004, the increase in net revenues was primarily attributable to a 25% increase in the number of collectibles authenticated and graded in the six months ended December 31, 2004, compared to the same period of last year. Also contributing to those increases in revenues were increases in the average service fee paid for the authentication and grading of collectibles and in revenues from sales of advertising and collectors club memberships, in both the three and six months ended December 31, 2004, as compared to the same periods of the prior year. The increase in average grading fees was attributable to (i) the increase in coin authentication grading submissions, the fees for which are higher than for the grading of sportscards and other collectibles, (ii) an increase in the coin authentication and grading submissions for which customers requested faster turn around times for which our fees are higher than for other levels of service. As a result, while coins represented 61% of the number of collectibles authenticated and graded in the second quarter this year, coins authentication and grading accounted for 69% of our net revenues in that quarter, as compared to 53% of the number of collectibles we authenticated and graded, and 64% of the net revenues that we generated, in the three months ended December 31, 2003. For the six months ended December 31, 2004, coins represented 58% of the number of collectibles that we authenticated and graded, and 69% of our net revenues, as compared to 52% of the number of collectibles that we authenticated and graded and 64% of the net revenues that we generated in the six months ended December 31, 2003.

We believe that the increase in the demand for our coin grading services was largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors, which we believe was due in large part to a shift by investors of some of their funds from marketable securities to tangible assets in response to continuing economic uncertainties and volatility in the stock markets, and (ii) new marketing programs that we initiated in the second half of fiscal 2004.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues primarily consist of labor to grade and authenticate coins and sportscards, production and printing costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the quarters and six-month periods ended December 31, 2004 and 2003.

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Gross profit	$4,984,000	$3,404,000	$10,353,000	$6,867,000
Gross profit margin	62.4%	59.2%	64.0%	58.4%

The increases in the gross profit margin in the three and six months ended December 31, 2004, compared with the gross profit margins in same periods of the prior year, were primarily attributable to: (i) the increase in coin authentication and grading revenues, on which we realize higher margins than on submissions of other collectibles for authentication and grading; (ii) an overall increase in net revenues (described above), which caused the fixed elements of our costs of revenues to represent a lower percentage of total revenues in the three and six months ended December 31, 2004, as compared to the three and six months ended December 31, 2003; and (iii) increased sales of website and magazine advertising and collectors club memberships, than in the corresponding period of the prior year.

Selling and Marketing Expenses

Selling and marketing expenses primarily include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and six-month periods ended December 31, 2004 and 2003.

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Selling and marketing expenses	$748,000	$690,000	$1,705,000	$1,528,000
Percent of net revenue	9.4%	12.0%	10.5%	13.0%

The increases in the dollar amounts of selling and marketing expenses in the three and six months ended December 31, 2004, compared to the same respective periods of 2003, were primarily attributable to increases in general marketing and trade-show activities. Notwithstanding those increases, however, as a percentage of net revenues, selling and marketing expenses decreased from 12.0% of net revenues in the quarter ended December 31, 2003 to 9.4% in the quarter ended December 31, 2004, and from 13.0% of net revenues in the six months ended December 31, 2003 to 10.5% in the six months ended December 31, 2004, which indicates that we were able to increase authentication and grading submissions and sales of advertising without significantly increasing our selling and marketing expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
General and administrative expenses	$2,292,000	$2,235,000	$4,579,000	$4,163,000
Percent of net revenues	28.7%	38.9%	28.3%	35.4%

Although, as indicated in the table above, G&A expenses increased by $57,000 in the quarter ended December 31, 2004, as compared to the same quarter last year, and $416,000 in the six months ended December 31, 2004, compared to the same period of 2003, such expenses did not increase at the same rate as did net revenues, due to improvements in operating efficiencies and staff reductions we were able to make as a result of the disposition of our collectibles sales businesses. Therefore, as a percentage of net revenues, G&A expenses declined to 28.7% in the three months ended December 31, 2004 from 38.9% for the three months ended December 31, 2003 and to 28.3% for the six months ended December 31, 2004, compared with 35.4% for the same period in 2003.

Settlement of Lawsuit

As previously reported, we were named as a co-defendant in a legal action brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards (plaintiff) against When It Was a Game (“WIWAG”), a sports card dealer that consigned sports cards to plaintiff. In the action, plaintiff was seeking $4 million, together with punitive damages, alleged to have been sustained by it as a result of certain actions of WIWAG. Plaintiff also claimed that, although the Company was not involved in any of WIWAG’s activities, the Company was nevertheless responsible for WIWAG’s actions because, according to plaintiff’s allegations, WIWAG was introduced to plaintiff by an employee of the Company who knew of prior incidents of questionable behavior by WIWAG; allegations that the Company denied.

In January 2005, without any admission of wrongdoing, the Company entered into a settlement with plaintiff. Pursuant to that settlement, all of the claims asserted against the Company by plaintiff were settled and the litigation was terminated, with prejudice, in exchange for which the Company has agreed to make a settlement payment to plaintiff of $600,000, of which $100,000 will be paid, or reimbursed to the Company, by one of its insurers. As a result, the net cost to us of the settlement will be $500,000, which represents 6.2% and 3.1%, respectively, of our net revenues in the quarter and six months ended December 31, 2004.

Interest Income, Net

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Interest income, net	$110,000	$7,000	$174,000	$14,000
Percent of net revenue	1.4%	0.1%	1.0%	0.1%

The increases in interest income, net in the three and six months ended December 31, 2004, as compared to the corresponding periods of the prior year, resulted primarily from increases in our cash balances that were attributable to the cash generated from the disposition of our collectibles sales businesses and the increases in income generated by our authentication and grading businesses. Also contributing to the increase in interest income in the quarter ended December 31, 2004, was an increase in the rates at which we earn interest on our cash balances and the interest earned on the short term advances that we made to one of our customers.

Income Tax Expense

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Income tax expense	$628,000	$170,000	$1,506,000	$483,000

The income tax expense recorded in the three and six months ended December 31, 2004 was calculated based on our expected combined federal and state effective income tax rate of approximately 40% for fiscal year 2004, compared to 36% and 41%, respectively, for the comparable periods of the prior year.

Discontinued Operations

	Three Months Ended December 31		Six Months Ended December 31,
	2004	2003	2004	2003
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$7	$782	$76	$735

The net loss from discontinued operations in the three and six months ended December 31, 2004 was primarily the result of (i) an increase in inventory reserves for the remaining collectibles inventories that we had retained when we sold our discontinued collectibles auctions and direct sales businesses, and (ii) costs incurred in collecting their remaining accounts receivable. Those increased costs were partially offset by gains realized in both the three and six months ended December 31, 2004, attributable to contingent consideration earned from the sale of one of those businesses.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $21,739,000 and short-term investments of $4,125,000, as compared to cash and cash equivalents of $21,454,000 at June 30, 2004. Contributing to that increase were (i) the increases in operating income that were primarily attributable to the increases in authentication and grading revenues, (ii) cash payments of contingent consideration, received in the six months ended December 31, 2004, from the sales of our collectibles sales businesses in fiscal 2004, and (iii) cash from collections of their accounts receivables and sales of their collectibles inventories, which we chose to retain and liquidate ourselves, rather than sell to the buyers of those businesses.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively stable and predictable cash flows because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) we are able to closely monitor the overall volume of authentication and grading submissions and make adjustments to our operating expenses to the extent required to maintain positive cash flow from operations.

During the six months ended December 31, 2004, continuing operations provided net cash of $420,000 (which is net of an investment of $4,125,000 in short-term investments with maturities greater than 90 days at the date of purchase). This compares to net cash provided by continuing operations of $1,102,000 in the six months ended December 31, 2003.

Net cash used in investing activities was $739,000 for the six months ended December 31, 2004 and consisted primarily of cash received from the sale of our discontinued businesses of $1,069,000, offset by capital expenditures of $112,000 and advances, net of collections, on a note receivable of $1,696,000.

In the six months ended December 31, 2004, financing activities provided net cash of $197,000, which consisted of proceeds from the exercise of employee stock options.

At June 30, 2004, we had the following outstanding obligations under operating leases, net of sublease income for years ending June 30:

2005	$906,000
2006	908,000
2007	925,000
2008	908,000
2009	905,000
Thereafter	324,000
$4,876,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations.

However, we are currently seeking a line of credit from a bank or other lending institution primarily to enable us to fund a dealer financing program pursuant to which we would provide short term loans and credit lines to coin and other collectibles dealers as a means of generating additional interest income and also providing an additional incentive for large collectibles dealers to do business with us. We anticipate that any such loans that we might make generally would be secured by collectibles submitted to us for authentication and grading. There is no assurance that we will be successful in obtaining such a line of credit.

We also may use cash resources to make acquisitions of or to commence other authentication and grading businesses, if we identify opportunities to do so that we believe are attractive.

We recently filed a registration statement with the SEC for an unwritten public offering of a total of 3 million shares of our common stock, of which we propose to offer a total of 1,909,440 shares. If that offering is successfully completed, we expect that the net proceeds to us, after the underwriting discount and offering expenses, will be approximately $33 million, assuming a public offering price of $18.80 per share.

We plan to use our cash resources, including the net proceeds of the public offering, assuming it is successfully completed, to (i) implement new and expand existing marketing programs, (ii) introduce new services for our customers; (iii) acquire or start other high value collectibles or high value asset authentication and grading businesses and (iv) fund working capital requirements, and for other corporate purposes.

We believe that our existing cash, cash equivalent and short-term investments and internally generated funds, even without the proceeds of the public offering, will be sufficient to fund our cash requirements for at least the next twelve months.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at this time. Those risks and uncertainties include, but are not limited to:

•
changes in general economic conditions or changes in conditions in the collectibles markets in which we operate, such as a possible decline in the popularity of some high-value collectibles, either of which could reduce the volume of authentication and grading submissions and, therefore, the grading fees we generate;

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including declines in the value of precious metals or recessionary conditions that could result in declines in collectibles submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
increased competition from other collectibles’ authentication and grading companies that could result in reductions in collectibles submissions or could require us to reduce the prices we charge for our services, either of which could result in reductions in our revenue and income;

•	the risk that we will incur unanticipated liabilities under our authentication and grading warranties that would increase our operating expenses;

•
The risk that new service offerings and business initiatives, such as autograph, stamp and paper currency grading services and a proposed new dealer financing program will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

•
the risk that our strategy to exit the collectibles sales business and focus substantially all of our resources on our authentication and grading businesses will not be successful in enabling us to improve our profitability over the longer term or to grow our existing businesses or acquire or commence authentication and grading businesses outside our current markets;

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations, that our new businesses may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses, and that we will not achieve adequate returns on the investments we may make in acquiring other or establishing new businesses, any of which would harm our profitability or cause us to incur losses;

•	the risks that we will encounter problems with or failures of our computer systems that would interrupt our services or result in loss of data that we need for our business; and

•	the potential of increased government regulation of our businesses that could cause operating costs to increase.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in the Section entitled “Risk Factors” in our Registration Statement on Form S-3 (File No. 333-122129), which we filed with the Securities and Exchange Commission on January 19, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2004, we had $25,864,000 in cash, cash equivalents and short-term investments, primarily invested in a Money Market Fund and high-grade commercial paper. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Real Legends, Inc. v. When It Was a Game, et al. As was previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, we were named as a co-defendant in this legal action, which was brought in the Superior Court of California, County of San Diego, by Real Legends, Inc., a seller of sports cards (Plaintiff) against When It Was a Game (“WIWAG”), a sports card dealer that consigned sports cards to Plaintiff. In the action, Plaintiff sought compensatory damages of $4 million, alleged to have been sustained by it as a result of certain actions of WIWAG that, according to Plaintiff, ruined its business, together with punitive damages. Plaintiff also claimed that, although our Company was not involved in any of WIWAG’s activities, our Company was nevertheless responsible for WIWAG’s actions because, according to Plaintiff’s allegations, WIWAG was introduced to Plaintiff by an employee of the Company who knew of, but failed to disclose, prior incidents of questionable behavior by WIWAG; allegations that the Company denied.

In January 2005, without any admission of wrongdoing, the Company entered into a settlement with Plaintiff. Pursuant to that settlement, all of the claims asserted against the Company by Plaintiff were settled and the litigation was terminated, with prejudice, in exchange for which the Company has agreed to make a settlement payment to Plaintiff of $600,000, of which $100,000 will be paid, or reimbursed to the Company, by one of its insurers.

ITEM 4. SUBMISSION ON MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 6, 2004. The only matter voted on by stockholders at that Meeting was the election of seven directors to serve for a term of one year.

The seven candidates named below, all of whom were nominated by the Company’s Board of Directors, were the only candidates nominated for election at the Meeting. Therefore, the election was uncontested and all seven candidates were elected to serve on the Company’s Board of Directors for a term that will end at the next Annual Meeting of Stockholders and until their respective successors are elected. Set forth below are the number of votes cast for the election of, and the number of votes withheld from, each of those seven candidates. As the election was uncontested, there were no broker non-votes.

Nominees	Votes For	Votes Withheld
A. Clinton Allen	4,122,951	2,337
Deborah A. Farrington	4,122,951	2,337
Ben A. Frydman	3,666,231	459,051
David G. Hall	3,665,606	459,682
Michael R. Haynes	3,666,231	459,053
A. J. “Bert” Moyer	4,122,701	2,587
Van D. Simmons	3,666,106	459,182

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.99	2005 Management Bonus Plan

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 14, 2005	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 14, 2005	/s/ MICHAEL J. LEWIS
Michael J. Lewis
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description

Exhibit 10.99	2005 Management Bonus Plan

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1