Form 10-Q
period 2005-03-31
COLLECTORS UNIVERSE INC
filed 2005-05-13
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April, 22, 2005
Common Stock $.001 Par Value	8,601,112

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

i

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2005 (unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$63,632	$21,454
Short-term investments	2,294	-
Accounts receivable, net of allowance for doubtful accounts of $62 (March) and $30 (June)	918	790
Note receivable	242	-
Inventories, net	399	452
Prepaid expenses and other current assets	789	781
Refundable income taxes	-	13
Deferred income taxes	1,174	1,174
Receivables from sale of net assets of discontinued operations	68	1,611
Current assets of discontinued operations held for sale	415	1,267
Total current assets	69,931	27,542
Property and equipment, net	876	1,045
Deferred income taxes	3,256	5,205
Intangible and other assets	275	165
Non-current assets of discontinued operations held for sale	65	117
	$74,403	$34,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$823	$455
Accrued liabilities	1,655	1,351
Accrued compensation and benefits	807	936
Deferred revenue	1,248	1,225
Current liabilities of discontinued operations held for sale	54	276
Total current liabilities	4,587	4,243
Deferred rent and other long-term liabilities	537	465
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; issued 8,601 at March 31, 2005 and 6,338 at June 30, 2004	9	6
Additional paid-in capital	78,493	42,215
Accumulated deficit	(8,202)	(11,834)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	69,279	29,366
	$74,403	$34,074

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net revenues	$8,955	$6,896	$25,132	$18,661
Cost of revenues	3,263	2,597	9,087	7,495
Gross profit	5,692	4,299	16,045	11,166
Selling and marketing expenses	876	788	2,581	2,316
General and administrative expenses	2,588	2,135	7,167	6,298
Settlement of lawsuit	-	-	500	-
Total operating expenses	3,464	2,923	10,248	8,614
Operating income	2,228	1,376	5,797	2,552
Interest income, net	245	11	419	25
Other expenses	(20)	(4)	(18)	(23)
Income before income taxes	2,453	1,383	6,198	2,554
Provision for income taxes	981	592	2,487	1,075
Income from continuing operations	1,472	791	3,711	1,479
(Loss) income from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	(3)	201	(79)	(534)
Net income	$1,469	$992	$3,632	$945

Net income per basic share:
Income from continuing operations	$0.21	$0.13	$0.57	$0.24
(Loss) income from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.03	(0.01)	(0.09)
Net income	$0.21	$0.16	$0.56	$0.15

Net income per diluted share:
Income from continuing operations	$0.19	$0.13	$0.53	$0.23
(Loss) income from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.03	(0.01)	(0.08)
Net income	$0.19	$0.16	$0.52	$0.15

Weighted average shares outstanding:
Basic	7,113	6,135	6,523	6,160
Diluted	7,571	6,319	6,968	6,306

See accompanying notes to condensed consolidated financial statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,711	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	500
Loss on disposal of fixed assets	-	31
Provision for doubtful accounts	18	25
Provisions for inventory write down	-	38
Stock-based compensation	27	-
Provision for deferred income taxes	2,264	-
Changes in operating assets and liabilities:
Short-term investments	(2,294)	-
Accounts receivable	(146)	(246)
Inventories	53	(261)
Prepaid expenses and other current assets	(8)	(125)
Income taxes receivable/payable	13	1,931
Other assets	(18)	87
Accounts payable	213	(330)
Accrued liabilities	205	(203)
Accrued compensation and benefits	(129)	277
Other long-term liabilities	72	50
Deferred revenue	23	440
Net cash provided by operating activities	4,359	3,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178)	(456)
Collection of receivables from sales of discontinued operations	1,543	-
Proceeds from sale of fixed assets	-	70
Advances on notes receivable	(2,575)	-
Proceeds from collection of notes receivable	2,333	-
Purchase of intangible assets	(100)	-
Net cash provided by (used in) investing activities	1,023	(386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	35,897	-
Proceeds from employee stock purchase plan	34	21
Proceeds from exercise of stock options	262	748
Net cash provided by financing activities	36,193	769
Net cash provided by discontinued operations	603	7,181

Net increase in cash and cash equivalents	42,178	11,257
Cash and cash equivalents at beginning of period	21,454	4,482
Cash and cash equivalents at end of period	$63,632	$15,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3	$-
Income taxes paid	$156	$14

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the nine months ended March 31, 2005, the Company recorded a tax benefit from the exercise of stock options of $315,000, which is included as an increase to Deferred Income Taxes and an increase to Additional Paid-In Capital.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated results of operations, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as amended by its Form 10-K/A filed with the SEC on January 19, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to these condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead will require that such transactions be accounted for using a fair-value-based method with compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123R also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R is effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123R effective as of July 1, 2005. SFAS No. 123R offers alternative methods of implementing this final rule. At the present time, we have not yet determined which alternative method we will use. Regardless of the method we choose to implement, SFAS No. 123R will result in increased compensation expenses in our reported consolidated results of operations.

                Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. Through September 30, 2004, the Company invested its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy to invest its excess cash in a portfolio of high quality U.S. dollar-denominated money market type or similar securities, and appointed a new portfolio manager. At March 31, 2005, the Company’s excess funds of approximately $63 million were primarily invested in high quality commercial paper and a money market fund. In addition, at March 31 2005, the Company had approximately $3 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may offset the ability of the debtor to pay their account receivable balances. Based on such review, the Company makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $62,000 and $30,000 at March 31, 2005 and June 30, 2004, respectively.

Customers. The authentication and grading of collectible coins accounted for approximately 70% and 66% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. In the nine months ended March 31, 2005, one of our coin segment customers accounted for approximately 10% of the Company’s net revenues.

Stock Option Plans

At March 31, 2005, the Company had three stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	(in thousands, except per share data) (unaudited)		(in thousands, except per share data) (unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$1,469	$992	$3,632	$945
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	-	16	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(125)	30	(273)	(242)
Pro forma net income	$1,360	$1,022	$3,375	$703

Net income per common share - basic:
As reported	$0.21	$0.16	$0.56	$0.15
Pro forma	$0.19	$0.17	$0.52	$0.11
Net income per common share - diluted:
As reported	$0.19	$0.16	$0.52	$0.15
Pro forma	$0.18	$0.16	$0.48	$0.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Dividend yield	-	-	-	-
Expected volatility	75.00%	-	74.31%	80.00%
Risk-free interest rate	3.66%	-	2.92%	1.23%
Expected lives	2 years	-	2 years	10 months

2.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 2005, cash, cash equivalents and short-term investments included approximately $57 million of trading securities primarily comprising high quality commercial paper issued by U.S. or foreign companies. The minimum credit quality of the portfolio must be rated no less than single-A long term or A1/P1 short term and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities are carried at market value in the accompanying condensed consolidated balance sheet at March 31, 2005. Unrealized gains on such trading securities were approximately $83,000 at March 31, 2005.

3.    NOTE RECEIVABLE

During the second and third quarters of fiscal 2005, the Company made cash advances to its largest customer, secured by certain collectible coins that the customer submitted to us for authentication and grading. In addition, at March 31, 2005, the Company had committed to make additional advances to this customer up to approximately $865,000. The highest amount of the advances outstanding at any one time, since the inception of this arrangement, totaled approximately $2,100,000 and the outstanding principal balance at March 31, 2005 was $242,000. Principal reduction payments are required at the time the Company returns the authenticated and graded coins to the customer. Current advances bear interest at a rate based on the Prime Rate and the outstanding borrowings, together with accrued, but unpaid interest, are required to be repaid by the customer by no later than June 30, 2005.

4.    INVENTORIES

Inventories consist of the following:
	(in thousands)
	March 31,	June 30,
	2005 (unaudited)	2004
Coins	$182	$253
Other collectibles	58	58
Grading raw materials consumable inventory	167	194
	407	505
Less inventory reserve	(8)	(53)
Inventories, net	$399	$452

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	March 31,	June 30,
	2005 (unaudited)	2004
Grading reference sets	$62	$57
Computer hardware and equipment	1,034	997
Computer software	900	867
Equipment	1,356	1,283
Furniture and office equipment	677	659
Leasehold improvements	434	422
Trading card reference library	52	52
	4,515	4,337
Less accumulated depreciation and amortization	(3,639)	(3,292)
Property and equipment, net	$876	$1,045

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	(in thousands)
	March 31,	June 30,
	2005 (unaudited)	2004
Warranty Costs	$720	$492
Professional fees	339	546
Other	596	313
	$1,655	$1,351

                The following table presents the changes in the Company’s warranty reserves during the nine months ended March 31, 2005 and 2004:

	(in thousands) (unaudited)
	Nine Months Ended March 31,	Nine Months Ended March 31,
	2005	2004
Warranty reserve, beginning of period	$492	$304
Charged to cost of revenue	406	498
Payments	(178)	(381)
Warranty reserve, end of period	$720	$421

7.    DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its authentication and grading businesses and to divest the Company’s collectibles auctions and direct sales businesses.

Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectibles sales businesses, which were comprised of Bowers and Merena, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, were classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at March 31, 2005 and June 30, 2004 and condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2005 and 2004. The Company sold all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

The operating results of the discontinued collectible sales businesses included in the accompanying condensed consolidated statements of operations, are as follows:

	(in thousands) (unaudited) Three Months Ended		(in thousands) (unaudited) Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net revenues	$73	$4,789	$343	$23,540
Loss before income taxes	$(2)	$(1,578)	$(294)	$(2,833)
Gain (loss) on sale of discontinued business	(2)	1,872	162	1,872
	(4)	294	(132)	(961)
Income tax (benefit) expense	(1)	93	(53)	(427)
Net income (loss) from discontinued operations	$(3)	$201	$(79)	$(534)

The (loss) and gain realized on the sales of the discontinued businesses in, respectively, the three-month and nine-month periods ended March 31, 2005 related to consideration that became determinable in those periods, partially offset by adjustments to severance obligations directly related to the disposition of certain of the discontinued businesses.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectibles sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	March 31, 2005 (unaudited)	June 30, 2004
Current assets:
Accounts receivable	$-	$379
Inventories	294	657
Consignment advances	30	45
Notes receivable	91	186
	$415	$1,267
Non-current assets:
Notes receivable, net of current portion	$65	$117
	$65	$117
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	53	275
	$54	$276

In connection with an accounts receivable balance that existed for one of the discontinued businesses and for which the Company had established a bad debt reserve for a substantial portion of such receivable in prior periods, the Company took ownership of certain customer-owned inventory in satisfaction of a part of its receivable balance. Such inventory is classified as inventory of discontinued businesses at March 31, 2005.

8.    INCOME TAXES

Income tax expense was provided for at a 40% rate for the three and nine months ended March 31, 2005. This rate reflects the expected federal and state statutory rate of approximately 39%, adjusted for certain permanent tax differences. In the three and nine months ended March 31, 2004, income tax expense was provided for at approximately 43% and 42%, respectively, which rate reflected the expected federal and state statutory rate, adjusted for certain permanent differences in those periods.

9.    NET INCOME PER SHARE

	(in thousands, except per share data) (unaudited)		(in thousands, except per share data) (unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Income from continuing operations	$1,472	$791	$3,711	$1.479
Loss from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	(3)	201	(79)	(534)
Net income	$1,469	$992	$3,632	$945

Income (loss) per basic share:
From continuing operations	$0.21	$0.13	$0.57	$0.24
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.03	(0.01)	(0.09)
Net income	$0.21	$0.16	$0.56	$0.15

Income (loss) per diluted share:
From continuing operations	$0.19	$0.13	$0.53	$0.23
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.03	(0.01)	(0.08)
Net income	$0.19	$0.16	$0.52	$0.15

Weighted average shares outstanding:
Basic	7,113	6,135	6,523	6,160
Effect of dilutive shares	458	184	445	146
Diluted	7,571	6,319	6,968	6,306

               Options and warrants to purchase approximately 414,000 shares of common stock for the three and nine months ended March 31, 2005, respectively, and approximately 368,000 and 460,000 for the three and nine months ended March 31, 2004 at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because the options’ and warrants’ exercise prices were greater than the average market price for the respective period.

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

For our continuing operations, we operate principally in three reportable service segments: coins, sportscards and other high-value collectibles. Services provided by these segments include authentication, grading, publication and advertising. Effective, January 1, 2005, the Company introduced and commenced the operations of a new currency grading service. Our new currency grading service did not generate any revenues in the quarter; however, the costs of the operations of that service have been included as part of the operating loss of the other collectibles segment.

We allocate operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States.

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers	2005	2004	2005	2004
Coins	$6,386	$4,659	$17,487	$12,241
Sportscards	2,070	1,734	6,093	5,165
Other	499	503	1,552	1,255
Total revenue	8,955	6,896	25,132	18,661
Operating income (loss) before unallocated expenses
Coins	$3,496	$2,449	$9,254	$6,005
Sportscards	286	194	924	683
Other	(333)	9	(573)	(77)
Total	3,449	2,652	9,605	6,611
Legal settlement	-	-	(500)	-
Unallocated operating expenses	(1,221)	(1,276)	(3,308)	(4,059)
Consolidated operating income	$2,228	$1,376	$5,797	$2,552

11.    LEGAL SETTLEMENT

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

On January 26, 2005, the Company and Plaintiff settled that lawsuit. Pursuant to the settlement, all claims against the Company were released by Plaintiff and the Company paid Plaintiff the sum of $600,000 on or about February 23, 2005. The cost of the settlement to the Company, net of a $100,000 insurance reimbursement, was $500,000 which was recorded as part of operating expenses in the Company’s condensed consolidated statements of operations for the nine months ended March 31, 2005 and was accrued as a liability as of December 31, 2004, at which time it had been determined that a settlement of the suit was probable and the estimated cost to the Company of the settlement had become determinable.

The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. Management of the Company believes that none of the lawsuits currently pending against it is likely to have a material adverse effect on the Company.

12.    EQUITY OFFERING

During the quarter ended March 31, 2005, the Company completed a firm commitment underwritten public offering of a total of 3,450,000 million shares of its common stock, of which a total of 2,195,856 shares were sold by the Company, and the remaining shares were sold by David G. Hall and Van D. Simmons, at a public offering price of $17.50 per share. Messrs. Hall and Simmons, who founded the Company in 1986, are directors of the Company and Mr. Hall also is the Company’s President and Chief Operating Officer. The proceeds (net of the underwriting discount) to the Company were approximately $36,300,000. The estimated offering expenses were approximately $675,000, of which approximately $420,000 had been paid by March 31, 2005. The Company did not receive any of the net proceeds from the sale of shares by Messrs. Hall and Simmons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide information about their expected future financial performance, so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results in the future to differ from those set forth in its forward-looking statements. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition or as to trends in our business or our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ, possibly significantly, from our currently expected financial performance that is set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and you are urged to read those sections of this Report in their entirety. On February 16, 2005, we filed a Prospectus for our recently completed public offering with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. You should also review the Section of that Prospectus entitled “Risk Factors” which contains additional information regarding risks and uncertainties that could adversely affect our future financial performance.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in the Prospectus mentioned above.

Our Business

We provide authentication and grading services and other services to dealers and collectors of high value collectible coins, sportscards, autographs and stamps, the market values of which can range from $40 to over $1 million, depending principally on their rarity, age or association with famous individuals or historical events, and their authenticity and state of preservation, or quality. We believe that, because our authentication and grading services provide independent confirmation to dealers and collectors of the authenticity and quality of high value collectibles, we are able to enhance their marketability and, thereby, provide increased liquidity to the dealers and collectors that own, and buy and sell, these types of collectibles.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we generate revenues from sales of (i) advertising on our websites and in printed publications and collectibles price guides; (ii) historical data and information about the collectibles that we have authenticated or graded; and (iii) memberships in our collectors clubs, which entitle subscribers to receive authentication and grading services and access to our collectibles publications and historical data.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded in the three and nine-month periods ended March 31, 2005 and 2004, and their values as estimated by the dealers and collectors who submitted them to us for authentication and grading.

	Units Processed Three Months Ended March 31,				Estimated Value (000) Three Months Ended March 31, 2005
	2005		2004		2005		2004
Coins	449,000	59%	297,000	52%	$321,632	92%	$291,919	90%
Sportcards	283,000	38%	242,000	43%	17,110	5%	17,074	5%
Autographs	15,000	2%	25,000	4%	6,466	2%	11,400	4%
Stamps	7,000	1%	4,000	1%	4,051	1%	3,016	1%
Total	754,000	100%	568,000	100%	$349,259	100%	$323,409	100%

	Units Processed Nine Months Ended March 31,				Estimated Value (000) Nine Months Ended March 31,
	2005		2004		2005		2004
Coins	1,241,000	59%	864,000	52%	$897,853	91%	$689,045	89%
Sportcards	801,000	38%	730,000	44%	48,989	5%	51,289	7%
Autographs	54,000	2%	48,000	3%	23,424	2%	21,888	3%
Stamps	19,000	1%	12,000	1%	14,579	2%	9,805	1%
Total	2,115,000	100%	1,654,000	100%	$984,845	100%	$772,027	100%

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

Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by March 31, 2005.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, the assets and related liabilities of the collectible sales businesses have been classified as held for sale and their related operating results have been classified as discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise our continuing operations.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record certain of our assets at the lower of cost or fair value. In determining the fair value of those assets, principally inventories and accounts receivable, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to realize the amounts at which our inventories are recorded, or to fully collect the accounts receivable shown, on our balance sheet. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in economic conditions or trends on which our judgments or estimates were based, or unanticipated events were to occur, we may be required under GAAP to adjust our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for declines in the estimated value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sales values of our collectibles inventories. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, their valuation often involves judgments that are more subjective than the judgments involved in valuing more standardized products sold by other businesses. If events or circumstances, such as changes in economic conditions, occur that we believe will make it more difficult, or will cause us to reduce the prices at which we will be able, to sell the collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, because such increases are recorded by charges against income.

Grading Warranty Costs. We offer a warranty covering the coins and sportscards we authenticate and grade. Under the warranty, if any coin or sportscard that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin or sportscard or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin or sportscard, upon resubmittal to us, is not in the same tamper resistant clear plastic holder in which it was placed at the time we last graded it or shows signs of tampering. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would have the effect of reducing our income in those periods during which the warranty reserve is increased.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading services has provided relatively stable and predictable cash flows for us, as the fees for most of the authentication and grading submissions we receive are prepaid. In the nine months ended March 31, 2005 and 2004, respectively, we generated cash of $4,359,000 (which is net of investments of $2,294,000 in short-term investments, which had maturities greater than 90 days when purchased) and $3,693,000, respectively, from our continuing operations.

Additionally, during the nine months ended March 31, 2005, we generated cash of $2,146,000 from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses. As a result, at March 31, 2005, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $480,000, as compared to $1,384,000 at June 30, 2004.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by the mix of collectibles submitted to us for grading (i) between coins and sportscards and (ii) between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. Generally, the prices for authentication and grading of collectible coins are higher than those charged for the grading of sportscards, autographs or stamps. In addition, our fees for authentication and grading of coins and sportscards vary depending on the “turn-around” time requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles market. Accordingly, our operating results are affected by that market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets. We believe that the recent strengthening of the economy in the United States, together with the recent weakening of the U.S. Dollar, resulted in an increased demand for gold and other precious metals and, therefore, contributed to the increase in our authentication and grading revenues during the nine months ended March 31, 2005.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.4%	37.7%	36.2%	40.2%
Gross profit	63.6%	62.3%	63.8%	59.8%
Operating expenses:
Selling and marketing expenses	9.8%	11.4%	10.3%	12.4%
General and administrative expenses	28.9%	31.0%	28.5%	33.7%
Settlement of lawsuit	-	-	2.0%	-
Total operating expenses	38.7%	42.4%	40.8%	46.1%
Operating income	24.9%	19.9%	23.0%	13.7%
Interest income, net	2.7%	0.2%	1.7%	0.1%
Other expenses	(0.2%)	-	(0.1%)	(0.1%)
Income before provision for income taxes	27.4%	20.1%	24.6%	13.7%
Provision for income taxes	(11.0%)	(8.6%)	(9.9%)	(5.8%)
Income from continuing operations after income taxes	16.4%	11.5%	14.7%	7.9%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	2.9%	(0.3%)	(2.9%)
Net income	16.4%	14.4%	14.4%	5.0%

Net Revenues

Net revenues consist primarily of fees generated from the authentication and grading of high-value coins, sportscards, autographs and stamps and, to a much lesser extent, revenues from the publication of collectibles magazines and the sale of advertising for placement on our websites and in our magazines and from the sale of collectors club memberships. Net revenues are determined net of discounts and allowances.

The following table sets forth information regarding the net revenues attributable to the authentication and grading of coins, sportscards and other collectibles (principally autographs and stamps), respectively, in the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended March 31,				Percentage Increase
	2005		2004		2005 over 2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
Coins	$6,386,000	71.3%	$4,659,000	67.6%	37.1%
Sportscards	2,070,000	23.1%	1,734,000	25.1%	19.4%
Other collectibles	499,000	5.6%	503,000	7.3%	(0.1%)
Net revenues	$8,955,000	100.0%	$6,896,000	100.0%	29.9%

	Nine Months Ended March 31,				Percentage Increase
	2005		2004		2005 over 2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
Coins	$17,487,000	69.6%	$12,241,000	65.6%	42.9%
Sportscards	6,093,000	24.2%	5,165,000	27.7%	18.0%
Other collectibles	1,552,000	6.2%	1,255,000	6.7%	23.7%
Net revenues	$25,132,000	100.0%	$18,661,000	100.0%	34.7%

The increases in net revenues in the three and nine months ended March 31, 2005, as compared to the same respective periods of 2004, were primarily attributable to increases of 33% and 28%, respectively, in the numbers of collectibles authenticated and graded in those three and nine-month periods this year, as compared to those same periods last year. Also contributing to the increases in net revenues were increases in sales of advertising and collectors club memberships of approximately $200,000 and $850,000, in the three and nine months ended March 31, 2005, as compared to the same periods of the prior year, respectively, and an increase in the average of the service fees paid for the authentication and grading of collectibles. That increase in the average of the service fees paid for authentication and grading was attributable to (i) the 44% increase in coin authentication grading submissions, the fees for which are higher than for the grading of sportscards and other collectibles, and (ii) an increase in the coin authentication and grading submissions for which customers requested faster turn around times for which our fees are higher than for other levels of service. As a result, although coins represented 59% of the number of collectibles authenticated and graded by us in the third quarter this year, coin submissions accounted for 71% of our net revenues in that quarter, as compared to 52% of the number of collectibles we authenticated and graded and 68% of the net revenues that we generated in the three months ended March 31, 2004. For the nine months ended March 31, 2005, coins represented 59% of the number of collectibles that we authenticated and graded, and 70% of our net revenues, as compared to 52% of the number of collectibles that we authenticated and graded and 66% of the net revenues that we generated in the nine months ended March 31, 2004.

We believe that the increase in the demand for our coin grading services was largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors, which we believe was due in large part to a shift by investors of some of their funds from marketable securities to tangible assets primarily in response to the decline in the value of the U.S. Dollar, and uncertainties and volatility in the stock markets, and (ii) new marketing programs that we initiated in the second half of fiscal 2004.

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

Set forth below is information regarding our gross profits in the quarters and nine-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Gross profit	$5,692,000	$4,299,000	$16,045,000	$11,166,000
Gross profit margin	63.6%	62.3%	63.8%	59.8%

The increases in the gross profit margin in the three and nine-month periods ended March 31, 2005, as compared to the same three and nine-month periods of 2004, were primarily attributable to:

•
increases of 37% and 43%, respectively, in coin authentication and grading revenues, on which we realize higher margins than on authentication and grading submissions of sportscards and other collectibles;

•
the increases in net revenues (described above), which caused the fixed elements of our costs of revenues to represent a lower percentage of total revenues than in the corresponding three and nine-month periods ended March 31, 2004; and

•	increases, as compared to the three and nine months ended March 31, 2004, in sales of website advertising, for which the costs of sales are relatively low.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and nine-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Selling and marketing expenses	$876,000	$788,000	$2,581,000	$2,316,000
Percent of net revenue	9.8%	11.4%	10.3%	12.4%

The increases in the dollar amounts of selling and marketing expenses in the three and nine months ended March 31, 2005, compared to the same respective periods of 2004, were primarily attributable to increases in general marketing expenses and trade show related cost increases of approximately $107,000 in the nine months ended March 31, 2005. Notwithstanding those increases, however, as a percentage of net revenues, selling and marketing expenses decreased from 11.4% of net revenues in the quarter ended March 31, 2004 to 9.8% in the quarter ended March 31, 2005, and from 12.4% of net revenues in the nine months ended March 31, 2004 to 10.3% in the nine months ended March 31, 2005, indicating that we were able to increase authentication and grading submissions and sales of advertising without having to make commensurate increases in our selling and marketing expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
General and administrative expenses	$2,588,000	$2,135,000	$7,167,000	$6,298,000
Percent of net revenues	28.9%	31.0%	28.5%	33.7%

Although, as indicated in the table above, G&A expenses increased by $453,000 in the quarter ended March 31, 2005, as compared to the same quarter last year, and by $869,000 in the nine months ended March 31, 2005, compared to the same period of 2004, such expenses did not increase at the same rate as did net revenues, due to improvements in operating efficiencies and staff reductions we were able to make as a result of the disposition of our collectibles sales businesses. Therefore, as a percentage of net revenues, G&A expenses declined to 28.9% in the three months ended March, 31, 2005 from 31.0% for the same period of 2004, and to 28.5% for the nine months ended March 31, 2005 from 33.7% in the same nine months of 2004. In dollar terms, the main components of the increases in G&A costs in the three-month period ended March 31, 2005, consisted primarily of (i) increases of $70,000 in professional fees; (ii) G&A costs approximating $130,000 incurred in connection with the launch of our new currency grading service during the quarter ended March 31, 2005, (iii) consulting fees and costs of approximately $80,000 incurred in connection with the documentation and preliminary testing of our internal control over financial reporting, as required by the Sarbanes-Oxley Act 2002; and iv) general expense incurred to support the increased volume of business that we conducted during that period.

Settlement of Lawsuit

As previously reported, in January 2005, without any admission of wrongdoing, we settled a legal action brought in the Superior Court of California for the County of San Diego, by Real Legends, Inc., a seller of sports cards (plaintiff) against When It Was a Game (“WIWAG”), a sports card dealer, and against us as a co-defendant. Pursuant to the settlement terms, all of the claims asserted against the Company by plaintiff were settled and plaintiff terminated the litigation, with prejudice, and we paid plaintiff $600,000, of which $100,000 was reimbursed to us by one of our insurers. As a result, the net cost to us of the settlement, which was recorded in our statement of operations for our second quarter ended December 31, 2004, was $500,000, or 2.0% of our net revenues for the nine months ended March 31, 2005.

Interest Income, Net

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Interest income, net	$245,000	$11,000	$419,000	$25,000
Percent of net revenue	2.7%	0.2%	1.7%	0.1%

The increases in interest income, net in the three and nine months ended March 31, 2005, as compared to the corresponding periods of the prior year, resulted primarily from increases in our cash, cash equivalent and short-term investment balances that were attributable to (i) the cash generated from the disposition of our collectibles sales businesses, (ii) the increases in income generated by our authentication and grading businesses, and (iii) the completion, in the third quarter of 2005, of our common stock offering from which we received net proceeds of $35,897,000. Also contributing to the increase in interest income in the second and third quarters was an increase in the rates at which we earned interest on our cash balances and the interest earned on the short-term advances that we made to one of our customers.

Income Tax Expense

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Income tax expense	$981,000	$592,000	$2,487,000	$1,075,000

The income tax expense recorded in the three and nine months ended March 31, 2005 was calculated based on our expected combined federal and state effective income tax rate of approximately 40% for fiscal year 2005, compared to approximately 42%, respectively, for the comparable periods of the prior year.

Discontinued Operations

	Three Months Ended March 31		Nine Months Ended March 31,
	2005	2004	2005	2004
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$(3)	$201	$(79)	$(534)

The net losses from discontinued operations in the three and nine months ended March 31, 2005 were primarily the result of (i) an increase in inventory reserves for the remaining collectibles inventories that we had retained when we sold our discontinued collectibles auctions and direct sales businesses, and (ii) costs incurred in collecting their remaining accounts receivable. Those costs were partially offset by gains realized in both the three and nine months ended March 31, 2005, attributable to consideration earned from the sale of one of those businesses reduced by adjustments to severance obligations of a discontinued business.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $63,632,000 and short-term investments of $2,294,000, as compared to cash and cash equivalents of $21,454,000 at June 30, 2004. Contributing to that increase were (i) the net proceeds of $35.9 million from our offering, consummated in the third quarter of 2005, of additional shares of common stock to the public; (ii) increases in operating income that were primarily attributable to the increases in authentication and grading revenues, and (iii) the receipt, in the nine months ended March 31, 2005, of contingent cash consideration attributable to the sales of our collectibles sales businesses in fiscal 2004, together with cash from collections of their accounts receivables and from sales of their collectibles inventories, which we chose to retain and liquidate ourselves, rather than sell to the buyers of those businesses.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively stable and predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of a decline in authentication and grading submissions, we can reduce some of our variable costs to reduce the impact on our cash flows of such a decline.

During the nine months ended March 31, 2005, continuing operations provided net cash of $4,359,000 (which is net of an investment of $2,294,000 in short-term investments with maturities greater than 90 days at the date of purchase). This compares to net cash provided by continuing operations of $3,693,000 in the nine months ended March 31, 2004.

Net cash generated by investing activities was $1,023,000 for the nine months ended March 31, 2005 and consisted primarily of cash received from the sale of our discontinued businesses of $1,543,000, offset by capital expenditures and the purchase of intangible assets of $278,000 and advances, net of collections, on a note receivable of $242,000.

In the nine months ended March 31, 2005, financing activities provided net cash of $36,193,000, primarily from the sale of the shares in our public offering during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, we also received cash of $262,000 from the exercise of employee stock options and $34,000 from the sale of shares under our Employee Stock Purchase Plan.

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

We plan to use our cash resources, including the net proceeds of the public offering, to (i) expand existing and implement new marketing programs, (ii) introduce new services for our customers; (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, and (iv) fund working capital requirements, and for other corporate purposes. We also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

At this time, we are not engaged in discussions with respect to any possible material business acquisitions and we cannot predict if we will, or the terms on which we might, obtain such borrowings or issue additional shares.

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

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including declines in the value of precious metals or recessionary conditions that could lead to reduced coin and other collectibles submissions that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
increased competition from other collectibles’ authentication and grading companies that could result in reductions in collectibles submissions to us or could require us to reduce the prices we charge for our services, either of which could result in reductions in our revenue and income;

•	the risk that we will incur unanticipated liabilities under our authentication and grading warranties that would increase our operating expenses;

•
The risk that new service offerings and business initiatives, such as autograph, stamp and paper currency grading services, and a proposed new dealer financing program, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

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

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in the Section entitled “Risk Factors” in the Prospectus dated February 16, 2005 that we filed with the SEC under the Securities Act of 1933, as amended.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in the Prospectus mentioned above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2005, we had $65,926,000 in cash, cash equivalents and short-term investments, primarily invested in a high-grade commercial paper and Money Market Fund. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 13, 2005	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 13, 2005	/s/ MICHAEL J. LEWIS
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