Form 10-K
period 2005-06-30
COLLECTORS UNIVERSE INC
filed 2005-09-13
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).
YES ☒ NO [ ]

        Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
YES [ ] NO ☒

As of December 31, 2004, the aggregate market value of the Common Stock held by non-affiliates was approximately $84,462,000, based on the per share closing price of $20.43 of Registrant’s Common Stock as of such date as reported by the Nasdaq Stock Market.

As of September 9, 2005, a total of 8,611,000 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, for its
Annual Meeting which is expected to be filed with the Securities and Exchange Commission on or before October 26, 2005, for its Annual Meeting of Stockholders to be
held on December 5, 2005.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

(1)

FORWARD-LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,”“expect,”“anticipate,”“intend,”“plan,”“estimate,”“project,” or words of similar meaning, or future or conditional verbs such as “will,”“would,”“should,”“could,” or “may”. Forward looking statements are estimates or predictions about the future that are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Report. Those risks and uncertainties are described in Part I below under the caption “Factors that Could Affect Our Future Financial Performance” and in Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report and which are based on current information or factual assumptions that are subject to change for a number of reasons, including those set forth in the Section of this Report entitled “Certain Factors that Could Affect Our Future Financial Performance” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Overview

We are a leading provider of value-added authentication, grading and information services to dealers and collectors of high-value coins, sportscards, autographs and stamps and vintage U.S. currency notes. These collectibles have market values generally ranging from $200 to over $1 million, due principally to their rarity, age or association with famous individuals or historical events. The authenticity and the state of preservation, or quality, of these collectibles are also important determinants of their value in the collectibles markets. For that reason, dealers and collectors submit their high-value collectibles to us for:

•	a certification by our independent experts of their authenticity; that is, confirmation that the collectibles are real and are what they have been represented to be; and

•	an evaluation of their physical condition and appearance and the assignment of a grade by our independent experts on the basis of uniform quality standards.

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible, (ii) sets forth the quality grade we have assigned to it and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for sportscards, “PSA/DNA” for autographs, “PSE” for stamps and “PCGS Currency” for U.S. vintage currency notes1 . Additionally, we warrant our certification of authenticity and the grade that we assign to the coins and sportscards that we authenticate and grade, and we have recently begun offering warranties with respect to our determinations of authenticity and our assignment of quality grades to stamps.

We believe that our authentication and grading services increase the liquidity and marketability and, therefore, add to the value, of these collectibles. Our services provide dealers and collectors with (i) the confidence of knowing that the collectibles they are buying or selling are authentic, and (ii) information, in the form of objective

1    Collectors Universe, PCGS Professional Sports Authenticator and PSA/DNA, Set Registry, CU3000 and First Strike, and each of the logos associated with those names, are registered service or trade marks of the Company.

and uniform measures of quality, that enable dealers and collectors to assess the value of those collectibles. Armed with this information, a prospective buyer who might otherwise be reluctant to purchase a high priced collectible is more confident and more willing to make the purchase, particularly “sight-unseen,” on internet auction sites such as those operated by eBay. We also believe that collectibles dealers who sell collectibles that have been authenticated and graded by us are more readily able to sell, and are more likely to obtain higher prices for those collectibles, than if the collectibles had not been authenticated and graded by us.

We originated the standards and methodologies we use for authenticating and grading coins, sportscards, autographs, stamps and currency. Those standards and methodologies have become generally accepted in the collectible coin, sportscards and autograph markets. Since we are the only company to have launched an independent third party stamp grading service, and the concept of stamp grading is relatively novel, our stamp grading standards have not yet become generally accepted; however, we believe that these standards have been gaining wider acceptance in that market.

We also have developed some of the leading brands in the collectibles markets in which we conduct our business:

• “PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

• “PSA” (Professional Sports Authenticator), which is the brand name for our independent sportscard authentication and grading service;

• “PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs;

• “PSE” (Professional Stamp Experts), which is the brand name for our independent stamp authentication and grading service; and

• “PCGS Currency” the brand name for our recently inaugurated currency authentication and grading service.

PCGS and PSA are among the leading independent authentication and grading services in the collectible coin and sportscard markets in the United States. PSA/DNA and PSE also are among the leading independent authentication services and, to our knowledge, provide the only independent grading services, in their respective markets. Currency authentication and grading are new to the currency market and PCGS Currency began offering its authentication and grading services in the third quarter of fiscal 2005 and began receiving authentication and grading submissions in the fourth quarter of fiscal 2005.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2005, we had authenticated and graded more than 11 million coins. In 1991, we launched our PSA sportscard authentication and grading service and, through June 30, 2005, had authenticated and graded over 8 million sportscards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia. We started our PSE stamp authentication and grading service in 2000.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded from 2003 to 2005 and the number of currency notes that we graded since the inception of our currency authentication and grading service in the third quarter of fiscal 2005.

	Units Authenticated or Graded
	Fiscal Year Ended June 30,
	2005		2004		2003
Coins	1,670,000	58%	1,241,000	53%	917,000	46%
Sportscards	1,084,000	38%	998,000	43%	1,058,000	53%
Autographs	77,000	3%	68,000	3%	15,000	1%
Stamps	26,000	1%	16,000	1%	12,000	0%
Currency	3,000	-	-	-	-	-
Total	2,860,000	100%	2,323,000	100%	2,002,000	100%

	Declared Values (000)
	Fiscal Year Ended June 30,
	2005		2004		2003
Coins	$1,191,000	91%	$993,000	90%	$769,000	90%
Sportscards	66,000	5%	67,000	6%	72,000	8%
Autographs	26,000	2%	31,000	3%	7,000	1%
Stamps	17,000	1%	10,000	1%	8,000	1%
Currency	8,000	1%	-	-	-	-
Total	$1,308,000	100%	$1,101,000	100%	$856,000	100%

We generate revenues principally from our authentication and grading service fees. Those fees range from $6 to as much as $200 per collectible authenticated and graded, based primarily on the type of collectible authenticated or graded and the turn-around times selected by our customers, which range from 1 to approximately 60 days. In fiscal 2005, our authentication and grading fees averaged $11. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turn-around times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles, than they do for modern collectibles.

We also generate revenues, to a lesser extent, from sales of (i) advertising on our websites; (ii) our printed publications and price guides and advertising placed in such publications; and (iii) our rarity or “population” reports that contain data regarding the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination. We believe that our printed publications, price guides and reports make collectors better informed consumers and make collecting more interesting and exciting for them.

Industry Background

The primary determinants of the prices of, and the willingness of dealers and collectors to purchase, high-value or high priced collectibles or other high-value assets are their authenticity and quality. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide damage or to restore the item. The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high priced collectible. Quality directly affects value and price, usually on an exponential basis, with higher quality collectibles generally attracting dramatically higher prices than lower quality collectibles. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price. For example, a 1952 Mickey Mantle baseball card that received a PSA grade from us of 10 on our PSA grading scale of 1-to-10 was sold in 2001 for $275,000. By comparison, a similar 1952 Mickey Mantle baseball card that received a PSA grade of 8 was sold in 2004 for $62,338.

Until the advent of independent third party authentication and grading, most prospective buyers, including experienced collectibles dealers, insisted on physically examining high priced collectibles before consummating transactions. However, unlike professional dealers, most collectors lacked the experience and knowledge needed to determine, with confidence, the authenticity or the quality, and hence the value, of high priced collectibles, even when they had the opportunity to examine them physically. As a result, collectors had to rely on representations made by sellers regarding authenticity and quality. For these reasons, “buyer beware” characterized the high-value collectibles markets, and “sight-unseen” markets for rare coins and other high-value collectibles were practically non-existent.

Dealers and collectors traditionally marketed high-value collectibles by means of direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased them at collectibles shows, auction houses and local dealer shops. These markets were highly inefficient because:

•	they were fragmented and localized, which limited both the variety of available collectibles and the number of potential buyers;

•	transaction costs were often relatively high due to the number of intermediaries involved;

•	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles being sold; and

•	buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers of high-value collectibles for opinions or representations as to authenticity and quality.

Coin Market. In an effort to overcome some of these inefficiencies, approximately 30 years ago, professional coin dealers began using a numerical grading scale for grading coins. That scale ranged from 1 to 70, with higher numbers denoting a higher quality. Previously, professional dealers used descriptive terms, such as “Fair,”“Fine” and “Uncirculated,” to characterize the quality of the coins they sold, a practice that continued after the development of the numeric grading system. However, whether using a numeric or a descriptive system, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality. Moreover, dealers were hardly disinterested or independent since, as the sellers or buyers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade.

Sportscard Market. Misrepresentations of authenticity and quality also operated as a barrier to the liquidity and growth of the collectibles market for sportscards. Even experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced sportscards. Most collectors lacked the knowledge needed to purchase collectible sportscards with confidence, even when they had physically examined them. Sportscard dealers eventually developed a rudimentary adjectival system to provide measures of quality, using descriptive terms such as “Poor,”“Very Good,”“Mint” and “Gem Mint.” These measures of quality were assigned on the basis of such characteristics as the centering of the image on the card and the presence or absence of bent or damaged corners, scratches and color imperfections. However, as was the case with coins, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality. Additionally, since the dealers who bought and sold sportscards were the ones that assigned these grades, collectors remained vulnerable to fraudulent practices.

Autographed Memorabilia Market. The market for autographed sports, entertainment and historical memorabilia has been plagued by a high incidence of forgeries and misrepresentations of authenticity. For example, Operation Bullpen, initiated by the FBI and other law enforcement agencies beginning in 1997, has uncovered a high volume of outright forgeries of signatures and widespread misrepresentations as to the genuineness of sports memorabilia. We believe that the high incidence of such fraudulent activities was due, in large part, to a dearth of independent third party memorabilia authentication services and an absence of systematic methodologies and specimen data needed for verification of authenticity.

Stamp Market. Stamp dealers developed an adjectival system, similar to the one developed for sportscards, by which they valued and priced stamps based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults in the stamp. As a result, experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced stamps before purchasing them. Additionally, most collectors lacked the knowledge and experience needed to purchase higher priced stamps with confidence. Consequently, as was the case with coins and sportscards, collectors were forced to depend on representations of authenticity and quality from the very dealers from whom they purchased or to whom they sold stamps.

Currency Market. While the market for third-party currency grading is not new, none of the entrants in the past have been particularly successful, and the currency market has not developed substantial demand for these services. The only established grading services with market presence prior to the beginning of 2005 were not independent third-party grading services, as they are operated and owned by currency dealers who also buy and sell the currency that they grade, thereby creating potential conflicts of interest, much as we have seen in some of our other markets.

These conditions in our collectibles markets created a need and the demand for independent authentication and grading services from which dealers and collectors could obtain:
• determinations, from independent, third party experts, of the authenticity of the high-value collectibles that dealers and collectors purchased, particularly “
   sight-unseen”;
• representations of quality based on uniform standards applied by independent, third party experts; and
• authoritative information, compiled by a credible third party, to help collectors understand the factors that affect a collectible’s perceived value and price, including:

— its rarity;
— its quality or grade; and
— its historical and recent selling prices.

The Impact of eBay on the Collectibles Markets. The advent of the internet and, in particular, eBay’s development of an internet or “virtual” marketplace, have overcome many of the inefficiencies that had characterized the traditional collectibles markets. eBay’s online marketplace (i) offers enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminates the involvement of dealers and other “middlemen;” (iii) reduces transaction costs; (iv) allows trading at all hours; and (v) provides continually updated information. However, internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the internet. Buyers have no ability to physically examine those collectibles and no means to confirm the identity or the credibility of the dealers or sellers who sell purportedly high-value collectibles on the internet. As a result, we believe that the growth of internet collectibles markets, such as eBay’s, has increased awareness of the importance of, and the demand for, independent third party authentication and grading services of the type we provide. Our services enable collectors to use the internet to purchase collectibles “sight-unseen,” with the confidence of knowing that those collectibles are authentic and are of the quality represented by sellers. The importance and value of our services to collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. Currently, we employ 16 experts who have an average of 27 years of experience in the collectible coin market, in most cases initially as dealers and later as authenticators and graders. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder that bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins. Following the introduction of our independent, third party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.” As a result, PCGS facilitated the development, in 1990, of a dealer market, known as the “Certified Coin Exchange,” on which coin dealers traded rare coins “sight-unseen,” over a private satellite network, which now operates on the internet. In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides and reports that track the trading prices and the rarity of PCGS-graded coins.

More recently, our coin authentication and grading services have facilitated the development of a growing internet or “virtual” marketplace for collectible coins. A prospective buyer, who might otherwise be reluctant to purchase a high priced coin listed on the internet, is able to rely on a PCGS certification in deciding whether or not to bid and in determining the amount to offer for the coin. As a result, to enhance the marketability of higher priced coins, many sellers submit their coins to PCGS for authentication and grading. That enables the sellers to include, in their internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS as well as their PCGS-assigned grades.

PSA Sportscard Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our independent sportscard experts certify the authenticity of and assign a grade to sportscards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. Currently, we employ 13 experts who have an average of 21 years of experience in the collectible sportscard market. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in sportscards, including over the internet and at telephonic sports memorabilia auctions.

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing. Vintage autograph authentication involves the rendering of an opinion of authenticity by a handwriting expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm that its age and material composition are consistent with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars; and (iii) a handwriting analysis. We currently employ 2 autograph experts with an average of 19 years of experience in the autograph memorabilia market.

In June 2004, we also began offering grading services for vintage sports autographs and vintage signed sports memorabilia, beginning with baseballs containing a single signature or autograph. We use uniform grading standards that we have developed and a numeric scale of 1-to-10, with the highest number representing “Mint” condition or perfect quality. We assign two grades to the collectible: one based on the physical condition or state of preservation and legibility of the autograph and the other based on the physical condition of the autographed item of memorabilia. Autograph grading is in its infancy and we cannot predict whether it will gain market acceptance. However, if we find that there is a demand for such services, we intend to extend our grading services to include autographed historical and entertainment memorabilia.

PSE Stamp Authentication and Grading Services. In January 2000, we launched our Professional Stamp Experts (PSE) as an independent, third party stamp authentication and grading service. We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps. We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp. There have been viable third party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults. However, prior to our entry into the stamp market, independent third party stamp grading was non-existent. As a result, we have encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from sportscard dealers when we launched PSA. We believe, however, that the grading of stamps can potentially gain, albeit gradually, increased market acceptance. Currently, we employ four stamp graders who have an average of 36 years of experience in the collectible stamp market.

Vintage U.S. Paper Currency Authentication and Grading. In the third quarter of fiscal 2005, we began marketing a U.S. paper currency authentication and grading service, which we decided to brand as “PCGS Currency” because many of the dealers of currency notes are familiar with and have used PCGS’ coin authentication and grading service. We have employed one currency expert and engaged the services of other currency grading experts for this business and began generating revenues in the fourth quarter of fiscal 2005.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. Our publications include the Sports Market Report, which we publish on a monthly basis primarily for distribution to approximately 6,500 PSA Collectors Club members, and the Stamp Market Quarterly, which we publish for distribution to approximately 2,500 stamp dealers and collectors. We sell advertising to dealers and vendors for placement in our publications. In addition, we manage a Collectors Universe website and individual websites for four of our authentication and grading services. On those websites, we offer collectible content, some of which is available for a fee and some of which is available without charge. On a combined basis, our PCGS, PSA, PSA/DNA and PSE websites attracted, on average, approximately 167,000 and 154,000 unique visitors per week during the fiscal years ended June 30, 2005 and 2004, respectively. As a result of the increasing number of collectors visiting our websites, during the year ended June 30, 2005, we began selling advertising on our websites to dealers and other vendors that serve the collectibles markets. Such on-line advertising generated approximately $400,000 in revenues in 2005.

Our Mission

Our mission is to provide the finest available authentication and grading services to sellers and buyers of high-value collectibles and other high-value assets in order to:

• increase the values and liquidity of the high-value collectibles and other high-value assets;

• enable and facilitate transactions in high-value collectibles and other high-value assets;

• generally enhance interest, activity and trading in high-value collectibles and other high-value assets; and

• achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

Our Growth Strategy

Our growth strategies include:

•     Leveraging the strong brand awareness that we have achieved in our existing markets:

—	to increase the demand for and use of our services not only by dealers, but also by collectors, only a relatively small percentage of whom use independent authentication or grading services; and

—	to introduce new value-added services to customers in our existing collectibles markets.

•
Identifying and entering other high-value collectibles or high-value asset markets where we believe we can succeed in building and meeting the demand among dealers, sellers and buyers for independent, third party authentication and grading services.

     We are pursuing the following strategic initiatives in order to achieve these growth objectives:

Increasing the Demand for our Services. We have established leading brands in our existing collectibles markets, including PCGS, PSA, PSA/DNA and PSE. We intend to use those brands, as well as our new PCGS Currency brand, to promote Collectors Universe as the premier provider of authentication and grading services in the high-value collectibles markets in order (i) to increase our market share among existing users of authentication and grading services and (ii) to increase the use of our services by the numerous collectors that do not currently use any independent third party authentication or grading services.

Although we have authenticated and graded over 11 million coins since the inception of PCGS and over 8 million sportscards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and vintage sportscards have been authenticated and graded. According to recent data available on eBay’s websites, the number of coins being sold at any one time on eBay generally ranges from approximately 150,000 to 180,000, of which only approximately 15% are authenticated and graded by a third party authentication and grading service, such as ours. Similarly, the number of sportscards being sold at any one time on eBay generally ranges from approximately 250,000 to 300,000, of which only about 10% are independently authenticated and graded. Additionally, we are not aware of any other companies that offer grading services for autographs or stamps and we estimate that we have authenticated and graded less than 1% of the potential market of autographs and stamps in the United States. Also, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of manufacture. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors and, therefore, that will be submitted for independent third party authentication and grading.

To take advantage of these market opportunities, we have:
  enhanced our marketing programs to promote our brands and services directly to internet and other auction-related businesses. These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles.
  initiated joint marketing programs with collectibles dealers that are designed to make their customers aware of the availability and benefits of our authentication and grading services.
  established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers.
  developed and expanded our Set RegistrySM programs to increase demand for our collectible coin, sportscard and stamp authentication and grading services among collectors and to increase traffic on our websites.
  increased the promotion of our Collectors Clubs to attract and to provide incentives for collectors to use our services.
                Introducing New Services in our Existing Markets. Using the brand recognition we have established in the markets we serve, we intend to create and promote new services and expand recently introduced services in our existing markets. These services include:

•
Collectors Universe Invitationals. Since 2001, we have been holding special “invitation-only” events for our authorized PCGS and PSA dealers. At those events, dealers have the opportunity to meet and engage in collectibles trading with other invited dealers. To facilitate collectibles trading at these events, we offer same day, on-site authentication and grading services, enabling the dealers to complete their transactions while at the invitationals. In fiscal 2005, we held nine dealer invitationals.

•
Sales of Website Advertising. During the quarter ended September 30, 2004, we began selling advertising on our websites to collectibles dealers and auctioneers in the markets in which we offer our branded authentication and grading services. Due to the increasing number of visitors to our websites, we are able to offer those dealers and auctioneers the opportunity to market their products and services to an increased number of prospective customers. In July 2005, the Company acquired substantially all the assets of Coinfacts.com, Inc., which operates an internet website on which it publishes detailed proprietary information and history on rare U.S. Coins. Integration of the Coinfacts website onto the Company’s PCGS website will add significantly to the number of advertising pages that will be contributing revenues in the very near term.

•
Dealer Financing Program. We initiated a dealer finance program beginning in the fourth quarter of 2005. Under that program, we offer short-term loans to established collectibles dealers that use our authentication and grading services. The loans, which are collateralized by collectibles that dealers submit to us for authentication and grading, are intended to provide those dealers with working capital during the authentication and grading process. We believe these loans will provide an incentive to dealers to submit additional collectibles to us for authentication and grading, and will generate interest income for us.

•
Autograph Grading Services. In June 2004, we launched autograph grading services, beginning with single signed baseballs (patent pending). Our autograph grading service is intended to meet existing and create additional demand for differentiation in the quality, and thus in the value, of autographed memorabilia. Our grading is based primarily on sharpness, intensity, readability and clarity of autographs. It is our intention to expand this grading service to other autographed sports memorabilia and then to historical and entertainment autographs, if we find that there is a demand for our signed baseball grading services.

•
Expansion of Website Information Services. We have been expanding the information available on our websites, including the addition of: (i) historical coin auction prices; (ii) reproductions of historical reference books; and (iii) the contents of famous coin, sportscard and stamp collections. These services are designed to attract new collectors, increase the number of visitors to our websites and increase advertising revenues. During the year ended June 30, 2005, on a combined basis our five websites attracted, on average, over 167,000 visitors per week, as compared to 154,000 in the same period of the prior fiscal year.

•
Photography Services. We now offer digital photography for collectibles that are submitted to us for authentication and grading. The digital images can be used by dealers for recordkeeping purposes and by both dealers and collectors when listing collectibles on internet auction sites, such as eBay. We believe that we are able to offer digital photography services more efficiently than other service providers, because we will be able to easily incorporate this service as part of our authentication and grading processes.

•
eBay Promotional Programs. Leveraging our expertise and reputation as a leading independent third party authenticator and grader of high-value collectibles, we work with eBay to create programs designed to increase the marketability of collectibles on its auction websites and, at the same time, promote our authentication and grading services. We now offer a fee-based “Quick Opinion” autograph authentication service to visitors on eBay’s sports memorabilia auction website. Our autograph experts render an authenticity opinion based on an examination of the digital image of the autograph posted on eBay. We also have included, at eBay’s request, information about the benefits of our authentication and grading services on our websites, to which eBay has placed links on its collectibles websites in order to make that information readily accessible to its users.

•
First Strikes™ Program. Every calendar year, the U.S. Mint produces new dies with the new year engraved on the die for minting the coins of that year, including the gold and silver bullion coins. In the third quarter of fiscal 2005, PCGS introduced a new program designed to generate submissions of these coins to us for authentication and grading with a special “First Strike” designation. This program was launched based on our belief that the marketplace would prefer coins struck early in the life of the die so that the details of the coin would be very sharp, provided that there was independent evidence of an early strike. To provide assurance to the marketplace of these early strikes, we required that coins for First Strike designation be submitted in January of the year as struck on the coin or otherwise be provided to us in their original, date-stamped, Mint-sealed containers. With such evidence, we would then encapsulate the coins in our tamper-evident, clear plastic holders with an imprint on the descriptive label designating the coins as First Strike coins. We inaugurated our First Strike program in January 2005 for U.S. Gold and Silver Eagle bullion coins.

•
Set Registry Kiosk SM Program. The kiosk program places an attractive graphic and Internet link on a participating commercial dealer or auctioneer website that connects the customers to our popular and free Set Registry program. The Set Registry program provides for customers to register their partial or complete collection and compete on a worldwide basis for top ranking of the type of collection, while requiring that all items registered be certified for authenticity and quality by the appropriate division of our Company. (See Marketing- Pull Strategy- Set Registry Programs). Until the launch of the kiosk program, Set Registry participants must have registered on the PCGS website directly. We believe that by obtaining the participation, promotion and support of the commercial dealers and auctioneers through their respective websites, we will increase the exposure of Set Registry to the collecting community.

•
Certified Coin Exchange. In September 2005, the company acquired Certified Coin Exchange (CCE) www.certifiedcoinexchange.com, a dealer-to-dealer Internet-based, bid-ask system for certified coins. This system and its predecessors have been in continuous operation since the 1960’s. The CCE has approximately 400 dealer-members paying a fixed monthly fee with two access levels, the full access level supporting approximately 125 dealer-members paying $295 per month and allowed to post bid and ask prices for certified coins, including PCGS coins, and an associate access level supporting approximately 275 dealer-members paying $139 per month and allowed to view the pricing information. The CCE now supports approximately 100,000 bid-ask prices. In addition, there is an open segment of the website called “Collectors Corner” where dealer-members can post offerings at retail prices, with approximately 11,000 items now being listed. We believe that the CCE system will allow us to better take advantage of and monetize our data base of supply-demand information and to provide a platform for extending the CCE concept into other markets served by the Company.

Entering Other Collectibles and High-Value Asset Markets. There are additional high-value collectibles and high-value assets with respect to which marketability and value depend primarily on their authenticity and state of preservation or quality. We believe that the growth of some of these markets has been hampered by the absence or limited availability of independent authentication and grading services. It is our intention to expand our business into one or more of those markets. Markets that we are considering for possible expansion include:

Antique silver	Estate jewelry
Colored gemstones	Musical instruments
Comic books	Political memorabilia
Diamonds	Postcards
Entertainment memorabilia	Rare books

    We intend to consider the following criteria in selecting markets for future expansion:
  Market Size. The size of the target market, measured both in terms of the volume and the value of the collectibles or high-value assets that trade in the market.
  Trading Prices. The prices at which collectibles or other high-value assets trade in the target market, because we have found that the more valuable the collectible or asset, the greater is the demand for authentication and grading services.
  Competitive Environment. The presence or absence of existing independent authentication and grading services in the target market, its capacity for new entrants and the satisfaction of dealers and collectors with the services offered by existing providers.
  Availability of Experts. The availability of experts needed to succeed in entering a target market.
  Means of Entry. The benefits and costs of entry by means of an opportunistic acquisition, if possible, as opposed to starting a new authentication and grading service that would require the development of a new brand. Most of the markets we are targeting have no existing authentication and grading services, and in those cases, as opposed to starting a new business, we may acquire a business with experts who trade the products in the market, then convert the acquired business to authentication and grading services while ceasing the trading operations.
The largest of these currently targeted markets are the diamond and colored gemstone markets. According to the Rapaport Group, an independent research firm to the diamond, gem and jewelry industry, in 2003 approximately 18 million carats of polished diamonds, valued in excess of $10 billion, were imported into the United States. Currently there are four companies of significant size that provide third party authentication and grading services in the diamond market, and two in the colored gemstone market, as well as a few smaller, mostly more recently established, companies that provide various authentication and grading services in those markets. Other large markets include estate and pre-owned jewelry and entertainment memorabilia, such as Hollywood props, scripts and wardrobes. According to data available from eBay, at any one time there are approximately 800,000 to 1,000,000 items of pre-owned jewelry, including watches, and from 300,000 to 500,000 items of entertainment memorabilia, listed on eBay. We are not aware of any significant third party authentication or grading services in either of these markets. Although the other targeted markets are much smaller than the diamond, pre-owned jewelry and entertainment memorabilia markets, we are not aware of any significant third party authentication or grading companies that operate in any of those markets.

There is no assurance that we will succeed in expanding our business into any of these new markets or, even if we do succeed in doing so, that the authentication or grading services we will offer in those markets will gain market acceptance or become profitable.

Operations

We offer authentication and grading services for coins, sportscards, autographs and autographed memorabilia, stamps and currency. Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign a quality grade to these collectibles.

PCGS. Since our inception in 1986, we have graded approximately 11 million coins. We now authenticate and grade approximately 1,700,000 coins per year. We typically charge authentication and grading fees that range between $8 and $200 per coin, depending primarily on the turn-around time requested by the customer, which varies from one day for the highest level of service to approximately 60 days for the lowest level of service. In the fiscal year ended June 30, 2005, our fee per coin averaged approximately $13. We authenticate and grade coins in accordance with standards that we developed and which have become generally accepted in the industry. We use both an adjectival and numeric system, with a scale of 1-to-70, to rate the quality of the coins, with the highest number representing “gem” or perfect quality. We have authenticated and graded, either before or after sale, two of the three highest priced U.S. coins ever sold at public auction, including an 1804 Draped Bust Silver Dollar, that was sold by the owner at an auction in 1999 for approximately $4.1 million, and a U.S. 1913 Liberty Head Nickel, that was recently sold for $4.15 million, the second highest price paid for any coin.

Our grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding the coins into our proprietary computerized inventory system, which tracks the coins at every stage of our authentication and grading process. Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions of authenticity and the grades independently assigned by each of them are the same. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, a third expert is involved to make the final determinations of authenticity and grade. The coin, the determination of authenticity and its grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if deemed to be necessary. Only after this process is complete is the coin reunited with its invoice, thus keeping the authentication and grading process independent of the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and bar code, and the PCGS hologram and brand name.

PSA. We launched our PSA sportscard authentication and grading service in 1991 and, through June 30, 2005, had authenticated and graded over 8 million sportscards. Our sportscard grading system uses both an adjectival and a numeric system with a scale from 1-to-10, with the highest number representing “mint” condition or perfect quality. We employ sportscard authentication and grading procedures that are similar to our coin authentication and grading procedures. On receipt of sportscards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the sportscards into our proprietary computerized inventory system that enables us to track the sportscards throughout our authentication and grading process. Only after the authentication and grading process is complete is the sportscard reunited with its invoice, thus keeping the authentication and grading process independent of the identity of the owner and the history of the sportscard. The sportscard is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label that identifies the sportscard, the quality grade that we have assigned to it and a unique certificate number and bar code, and the PSA hologram and brand name.

We primarily authenticate and grade baseball sportscards and, to a lesser extent, football, basketball and hockey sportscards, as well as entertainment and other collectible cards. We typically charge fees ranging between $6 and $100 per card, with an average fee of $6 per card in 2005. As is the case with coin authentication and grading, sportscard authentication and grading fees are based on the particular turn-around time requested by the submitter, ranging from one day’s turn-around for the highest level of service to approximately 60 days for the lowest level of service.

The sportscards submitted to us for authentication and grading include primarily (i) older or vintage sportscards, particularly of memorable or historically famous players, such as Honus Wagner, Joe DiMaggio, Ted Williams and Mickey Mantle, and (ii) modern or newly produced sportscards of current or new athletes who have become popular with sports fans or have achieved new records or milestones, such as Nolan Ryan and Mark McGwire. These sportscards have, or are perceived to have, sufficient collectible value and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability. Also, the production and sale of each new series of sportscards, which take place at the beginning and during the course of each new sports season, create new collectibles that provide a source of future additional authentication and grading submissions to us. Among the sportscards that we have authenticated and graded is a 1909 Honus Wagner baseball card, which received a PSA grade of 8 and was sold by the owner in 2000 for approximately $1.3 million.

PSA/DNA. In 1999, we began offering authentication services for vintage sports autographs. Because of the variability in the size of autographed memorabilia, the procedures we use necessarily differ from those used in authenticating and grading coins and sportscards. Customers may ship the memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication. Generally, our procedures require at least two of our autograph experts to agree on either a positive or a negative opinion on authenticity for most items that are submitted for authentication. Our experts reference what we believe is one of the largest databases of known genuine examples of signatures for comparison to a submitted specimen and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we authenticate and store those photographs in a master database. Before shipping the item back to the customer, a tamper-evident holographic label is affixed to the collectible. The label contains our PSA/DNA name and logo and a unique certificate number. For additional security, in most cases we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. As a result, if the label is removed from the item, it is still possible to verify that the item was authenticated by us.

Memorabilia that have been authenticated by our vintage autograph service include Mark McGwire’s 70th home run baseball, which was sold at auction in 1999 for more than $3 million, a baseball bat autographed by Babe Ruth, which he used to hit the first home run ever hit in Yankee Stadium in 1923 that was sold by Sotheby’s for more than $1.2 million and a 1919 contract trading Babe Ruth from the Boston Red Sox to the New York Yankees, which was recently sold at auction for $996,000.

In June 2004, we also began offering grading services for vintage sports autographs, beginning with single signed baseballs. We use uniform grading standards that we have developed to assign two grades to the collectible, one based on the physical condition or state of preservation and legibility of the autograph, and the other based on the physical condition of the collectible, using a numeric scale of 1-to-10, the highest number representing “mint” condition or perfect quality. However, the grading standards that we apply for “game-used” baseballs, which by their very nature are not in “pristine” condition, are different than the grading standards for unused or souvenir autographed baseballs. Autograph grading is in its infancy and we cannot predict whether it will gain market acceptance. However, if we find that there is a demand for such services, it is our intention to offer grading services for autographed historical and entertainment memorabilia as well.

PSE. We commenced our PSE stamp authentication and grading service in January 2000. In rating the quality of stamps, we assign a numeric grade to each stamp that ranges from 1-to-100. The grade assigned to a stamp is based on several characteristics, including the centering of the image on the stamp and the absence or presence of various faults, such as creases, perforation problems and other imperfections that, if present, will reduce the value of the stamp. For a stamp to receive a grade of 100, which means that it is in “gem” condition, the image on the stamp must be perfectly centered and the stamp must be faultless. Stamps submitted to us for grading are independently examined and graded by two of our stamp experts, who must have independently arrived at the same grade before a final grade is assigned. After a stamp has been authenticated and graded, we generally issue a certificate of authentication that briefly describes the stamp and the grade assigned to it and has a digital image of the stamp attached. The certificate bears the PSE name and logo and a unique certification number that we assign to the stamp for record keeping purposes. We also offer our customers the option of having the stamp encapsulated in a tamper-evident, clear plastic holder with an encased label that, like the certificate, identifies the stamp and sets forth the grade assigned to it, its unique certification number and the PSE name and logo.

Stamps that have been authenticated and graded by us include an 1868 1¢“Z” Grill U.S. postage stamp, which received a PSE grade of Extremely Fine (XF) 90 and was last sold at auction in 1989 for more than $900,000. The owner submitted the stamp to us shortly after we initiated our stamp authentication and grading service in 2000.

The volume of stamp authentication and grading submissions through fiscal 2005, relative to the number of coin and sportscard submissions, has not been material. Since stamp grading services are new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

Vintage U.S. Paper Currency. PCGS began marketing a vintage U.S. paper currency grading service, under the brand name “PCGS Currency” in the third fiscal quarter ended March 31, 2005. We have engaged a number of paper currency experts to grow this business and to authenticate and grade vintage paper currency. We use an adjectival and numeric grading system, with a scale of 1-to-70, which is similar to the system that we use for grading coins, largely because most vintage currency dealers are already familiar with that system. Currently, there are two relatively small vintage paper currency authentication and grading companies. Additionally, Numismatic Guaranty Corporation of America, our principal coin authentication and grading competitor, started a separate vintage paper currency authentication and grading service in the first calendar quarter of 2005. The rare currency market is smaller than our other collectibles markets and, although we began generating currency and authentication and grading revenues in the fourth quarter of fiscal 2005, there is no assurance that our currency authentication and grading service will gain market acceptance or that our entry into that market will generate material revenues for us or become profitable.

Publications and Content. We publish authoritative price guides and rarity reports for coins, sportscards, sports autographs and memorabilia and stamps. This information is available on our website and in our publications. These publications include:
  Price Guides. We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the prices at which the 3,000 most actively-traded U.S. coins are sold, dating back to 1970, and compile and publish this information in a generally recognized collectible coin index, known as the PCGS3000.™
  Rarity Reports. We compile and publish reports that list the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination. We can publish, for example, the exact number of Mint State (MS) 67-grade 1881-S Morgan silver dollars that we have graded. We believe that collectors use this information to make more informed decisions regarding the purchase of particular coins.
  Articles. Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectibles. We write informative articles and publish them on our websites. A sense of community is also important to collectors. We therefore encourage our customers to communicate and to write articles which we sometimes publish on our websites or include in our publications.
  Historical Content. Collecting is often about history, and, in many instances, historical events associated with a collectible enhance its value. In our publications, we provide short histories about unusual and rare collectibles. We believe that these historical accounts add to the attractiveness and excitement of purchasing such items. During 2004, House of Collectibles, a division of Random House, published the second edition of the Official Guide to Coin Grading and Counterfeit Detection, which was authored by our collectible coin experts. To enhance the historical content that we are able to provide dealers and collectors, in the first quarter of the current fiscal year we acquired CoinFacts.com, which operates a website at www.coinfacts.com, at which we are now able to offer coin dealers and collectors proprietary information about the date and mintmark combinations of U.S. Colonial Coins, early U.S. coins, such as the Liberty Cap Half Cent of 1794, to the most recent U.S. minted coins, such as the Fifty State Quarters™ and the One Ounce American Eagle Gold and Silver Bullion Coins currently being produced by the U.S. Mint.

  News. We provide market news and information that are accessible to collectors and dealers on our websites. The news and information most often relate to recent events, such as sales of collectibles at record prices, the introduction of new collectibles and trends and developments in the collectibles markets we serve.
Marketing

We employ both “pull” and “push” strategies in marketing our services to dealers and collectors of high-value collectibles. Our “pull” strategies are designed to promote our brands and increase the preference among collectors for our authentication and grading services and to encourage collectors to communicate that preference to their collectibles dealers, because most authentication and grading submissions are made by dealers. In our experience, if a customer requests a particular service, the dealer ordinarily will comply with that request. On the other hand, if the customer expresses no preference, the dealer will make its own choice of authentication and grading service or may even decide not to submit the collectible to an independent service for authentication and grading. Therefore, our “pull” oriented marketing programs emphasize (i) the protections that collectors will have if they purchase collectibles that we have authenticated and graded, and (ii) the improved marketability and higher prices that they can realize if they use our independent third party authentication and grading services. Our “push” strategy, on the other hand, is designed to market our services directly to collectibles dealers and to encourage them to use and promote our services.

Our “Pull” Strategy. We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us. Those programs and initiatives include:

•
Direct Advertising. We directly address collectors by advertising our services in trade journals and periodicals in each of our markets. Those journals include Coin World, Linn’s Stamp News, Sports Collectors Digest and Autograph Collector Magazine. We make personal appearances at major, national-market trade shows around the United States that are attended by collectors, as well as dealers. We also participate in and support programs conducted by non-profit associations whose members are primarily collectors, such as the American Numismatic Association and the American Stamp Dealers Association.

•
Set Registry Programs. We provide collectors with the opportunity to participate in free internet “Set Registry SM  programs that we host on our collectibles websites. These programs encourage collectors to assemble full sets of related collectibles that have been authenticated and graded by us. Generally, each registered set is comprised of between 50 and 200 separate, but related, collectibles. Examples include particular issues of coins, such as Twenty Dollar Gold Double Eagles or Morgan Silver Dollars; particular sets of sportscards, such as all Hall of Fame pitchers or a particular team, like the 1961 Yankees; or sets of collectible stamps, such as Columbian Commemoratives or Graf Zeppelin Airmail stamps. Our Set Registry programs enable collectors:

—	to register their sets on our websites, which provides them with an off-site reference source for insurance and informational purposes;

—
to display on our websites, and compare the completeness and quality grades of, the collectibles making up their sets to those of other collectors who have registered similar sets on our websites, thereby creating a competitive aspect to collecting that adds to its excitement; and

—
to enter our annual company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins, sportscards or stamps.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.

We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE beginning in 2004. As an indication of the popularity of our Set Registry programs, more than 30,000 sets were registered on our Set Registries as of June 30, 2005, which represents a 41% increase over the number registered as of June 30, 2004.
  Collectors Clubs Subscription Program. We also have established “Collectors Clubs” for coin and sportscard collectors. For an annual membership fee, ranging from $100 to $200, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. As of June 30, 2005, there were approximately 15,000 members in our Collectors Clubs.
    Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the potential increase in marketability of the collectibles due to the increase in consumer confidence that is attributable to our authentication and grading of those collectibles. These marketing programs include:

•
Trade Publication Advertising and Direct Communications. We communicate to dealers and auctioneers by direct contact and through advertising in trade journals and publications in the respective markets. Those journals include Coin World, Linn’s Stamp News, Sports Collectors Digest and Autograph Collector Magazine. We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

•
Trade Shows and Conventions. There are numerous collectibles trade shows and conventions held annually in the United States, of which approximately 30 generally are considered to be the largest and most significant in the collectible coin, sportscard, autograph and stamp markets. At these shows and conventions, collectibles dealers gather on a trading floor or “bourse” to buy and sell collectibles. We offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services.

•
Our Dealer Invitationals. We sponsor and host 8-to-10 “invitation-only” events per year for our larger dealers that provide them with forums for buying and selling their collectibles. We also offer same day, on-site authentication and grading services at these invitationals. Like the other trade shows and conventions we attend, these invitationals enable us to generate additional authentication and grading revenues. At the same time, because we host the invitationals, they provide additional brand exposure and build goodwill for us among the collectibles dealers.

•
Authorized Dealer Network. We have implemented authorized dealer programs for coin and sportscard collectibles dealers and auction companies. Authorized dealers are able to use our marketing materials which are designed to promote our services and those of our authorized dealers to collectors. Those materials include “point of sale” and “point of purchase” displays and brochures and direct mail pieces for insertion in customer mailings. In addition, authorized dealers may use our brand logotypes on their websites to attract buyers for coins and sportscards that have been authenticated and graded by us. We also conduct joint marketing programs with our authorized dealers in which we provide financial support for dealer marketing programs, approved by us, that promote both the dealer’s products and services and our authentication and grading services.

eBay Promotional Programs. Since 1999, we have worked with eBay on programs to increase the volume of collectibles traded on eBay and, at the same time, to provide greater exposure for our authentication and grading services. Current programs include:

•
Informative and Educational Web Pages. We have created web pages for eBay specifically designed to inform and educate eBay buyers and sellers about the benefits of our authentication and grading services. eBay includes, on its collectibles web pages, links to our web pages and encourages its collectibles customers to use our services. eBay has similar programs with other collectibles authentication and grading services.

•
Quick Opinion Autograph Authentication Service. We have developed, for eBay’s customers that visit its sports memorabilia auction website, a fee-based “Quick Opinion” autograph authentication service. For a prescribed fee, currently approximately $7 per autograph, an eBay visitor that is interested in selling or buying an autographed item of memorabilia on the eBay auction website can obtain, from one of our autograph experts, a “quick” opinion as to the authenticity of the autograph, generally provided within a day of submission. The opinion is based on an examination of a digital image of the autograph posted on eBay and, due to the limitations inherent in this process, we do not warrant the accuracy of these opinions. The fees generated by this service are shared between us and eBay.

•
Other Initiatives. We have maintained an ongoing dialogue with eBay regarding other programs that will attract collectibles sellers and buyers and make it easier for them to complete collectibles transactions on eBay’s collectibles auction websites. For example, we recently authenticated and graded, for exclusive sale on eBay’s sports memorabilia auction website, a special issue of Boston Red Sox Poker Chips that commemorate the team’s World Series victory and we also graded promotional cards for the Star Wars Return of the Sith movie that were auctioned on eBay.

Patents and Intellectual Property

Our intellectual property consists primarily of trademarks, copyrights, proprietary software and trade secrets. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business:

Registered Marks		Unregistered Marks
Collectors Universe	Cert & Sell	PSE
PCGS	World Series of Grading	Coin Universe
Professional Sports Authenticator	PCGS3000™	Collectors.com
PSA/DNA	History in Your Hands	Record Universe
Set Registry	First Strike	PCGS Currency

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

In addition, the Company or its subsidiaries have been awarded two patents, one patent application is pending, and we have filed a provisional patent application in connection with grading and authentication of collectibles.

Collectibles Experts

As of June 30, 2005, we employed 36 collectibles experts in our authentication and grading operations, who have from 1 to 49 years, and an overall average of 25 years, of collectibles marketplace experience. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) who we have trained in our authentication and grading methodologies and procedures. However, talented authentication and grading experts are in short supply and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts. Such full-time graders and authenticators are prohibited from submitting items to us for grading or authentication. We also sometimes contract with outside experts on a consulting basis, who are usually collectibles dealers, to help grade and/or authenticate significant and/or very specialized items. These consultants can, and do, use our services. However, they are prohibited from grading and/or authenticating any item in which they have a financial interest. In addition, we may use outside consultants to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We issue an authenticity or grading warranty with every coin and sportscard authenticated or graded by us. Under the terms of the warranty, if a coin or sportscard that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated either to purchase the coin or sportscard at the price paid by the then-owner of the coin or sportscard or, instead, if we so choose, to pay the difference in value of the item at its original grade as compared with its lower grade. Similarly, if a coin or sportscard that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or sportscard at the price that the then-owner paid for that collectible. We accrue for estimated warranty costs based on historical claims experience.

Before returning an authenticated or graded coin or sportscard to our customer, we place the coin or sportscard in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

We recently began offering a similar warranty for stamps and currency that we authenticate and grade. To obtain such a warranty, the customer must elect to have his or her stamp encapsulated in a tamper-evident, clear plastic holder that includes a label identifying the collectible as having been authenticated or graded by us. We do not offer such a warranty in those cases where the customer chooses, instead, to have us issue a certificate of authenticity and grade.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

Customer Service and Support

We devote significant resources, including a 24 person staff, to providing personalized customer service and support in a timely manner. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the over 15 million collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 A.M. and 6:00 P.M., Pacific Time. We also involve our collectibles experts in providing support services when necessary to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase most of the injection-molded plastic parts for our clear plastic holders principally from a single supplier. There are numerous suppliers for these items, however, and we believe that, if necessary, we could obtain those items from any of those other suppliers without significant cost to us. However, if it were to become necessary for us to obtain another supplier, we might have to arrange for the fabrication of a die for the new supplier. Fabrication of high precision dies can be a lengthy process. Therefore, it is our practice to maintain at least a one month supply of these molded plastic parts in inventory.

Competition

Coin Authentication and Grading. We have three primary competitors in the coin authentication and grading market: Numismatic Guaranty Corporation of America, Independent Coin Grading and ANACS.

Sportscard Authentication and Grading. We have two primary competitors in sportscard authentication and grading: Beckett Sportscard Grading Corporation and Global Authentication, Inc.

Autograph Authentication and Grading. In the vintage autograph authentication market, we compete with Global Authentication, Inc. and a few smaller competitors. By contrast, there are a number of competitors for “signed-in-the-presence” grading, including Tri-Star, Steiner Sports and Upper Deck Authentication. We have not encountered any competitors that offer autograph grading services.

Stamp Authentication and Grading. In stamp authentication, our principal competitors are the Philatelic Foundation and the American Philatelic Society, both of which are non-profit organizations. On the other hand, we are not aware of any companies or other organizations that provide stamp grading services.

Currency Authentication and Grading. In the paper currency authentication and grading market, we compete against Numismatic Guaranty Corporation of America and two smaller competitors.

The principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness, (ii) an established reputation for integrity, independence and consistency in the application of grading standards, and (iii) responsiveness of service. Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and sportscards because of their significantly lower values. We believe that our PCGS, PSA, PSA/DNA, PSE and PCGS Currency brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets. Barriers to entry into the authentication and grading market are relatively low, especially in the sportscard authentication and grading market. However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop. The limited supply of collectibles experts also operates as a barrier to entry or expansion.

Information Technology

We have developed proprietary software systems that we use in our authentication and grading operations, principally for order tracking, processing and recordkeeping, and the operation and maintenance of our internet websites. These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries QuickOpinion Systems and Featured Dealer Systems. These systems operate on software platforms in Microsoft Visual Basic.NET, Microsoft ASP.NET and Microsoft SQL Server. We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6. We also maintain an integrated local area network that assists in and provides certain controls on production, product physical movement, accounting and financial functions, data warehousing and other tasks. During the fiscal year ended June 30, 2005, these systems tracked the authentication and grading process and generated records and data for over 2.9 million collectibles submitted to us for authentication and grading, without significant disruption or loss of service.

Although we do not primarily conduct our business on the internet, we do use the internet for information exchange and delivery of market-oriented content and for our Set Registry and certain of our other marketing programs. As a result, we have 25 Dell PowerEdge Servers with RAID, along with a fully redundant SQL Server 2000 with high-availability cluster supporting over two terabytes of clustered storage. The hardware resides at our headquarters in a server room that has 24/7 environmental monitoring and alerting through hardware sensors, 24/7 network availability and performance monitoring and alerting through network management software and 24/7 internet availability and performance monitoring and alerting through third party providers. The internet connectivity flows through multiple internet providers supporting up to approximately 47 megabit internet bandwidth with multiple layers of internet firewall protection, including three Cisco PIX firewalls and Microsoft ISA Server protection. We maintain a multi-tiered antivirus and anti-spam SMTP infrastructure scanning all incoming mail through four different AV engines. The system is backed up nightly with 1.6 terabyte capacity, expandable to over 3 terabytes under current configuration, and is managed by administrators certified by Microsoft, Cisco and Linux.

However, we do not have redundant computer systems at a location that is remote from Southern California, where our computer systems currently are located. As a result, any damage to or failure of our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.

Government Regulation

With the exception of laws in some states that require memorabilia authenticators to certify to the accuracy of their authentication opinions, there are no material government regulations specifically relating to the authentication and grading businesses that we conduct, other than regulations that apply generally to businesses operating in the markets where we maintain operations or conduct business. However, our dealer finance program is subject to numerous laws and regulations in those states in which we may make loans to dealers.

Disposition of Collectibles Sales Businesses

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards, currency and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales businesses, which were comprised of Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sports Auctions for vintage sportscards and sports memorabilia, Lyn Knight Currency Auctions for currency and Odyssey Publications for entertainment and historical memorabilia. We also sold collectible coins by direct sales methods.

In December 2003, our Board of Directors authorized management to implement a plan to focus our financial and management resources, and collectibles expertise, on the operations and growth of our authentication and grading businesses, and to divest the collectibles auctions and direct sales businesses. This decision was based on a number of factors and considerations that included, among others, (i) the historical operating results of the collectibles auction and direct sales businesses, which had proven to be disappointing as compared to the operating results of our authentication and grading businesses; (ii) a lack of synergies between the collectibles sales businesses and our grading authentication businesses, which made it difficult to achieve a meaningful reduction in our operating expenses; and (iii) the additional capital that we believed would be required to grow our collectibles auction and direct sales businesses in comparison to the lower capital requirements of our authentication and grading businesses.

As a result of this decision, we sold our collectibles sales businesses during fiscal 2004, but retained the collectibles inventory and accounts receivable of those businesses, which we have substantially liquidated. We also terminated the licenses under which we operated our David Hall Rare Coins Division, which had been engaged in the business of selling collectible coins at retail. We generated cash of $10,435,000 in fiscal year ended June 30, 2004 and $2,332,000 in the year ended June 30, 2005, from the disposition of those businesses and the liquidation of their inventories and accounts receivable.

We believe that the divestiture of the collectibles sales businesses enables us to focus our financial and managerial resources on growing our existing authentication and grading revenues and to reduce our operating expenses, and, thereby, increase our overall profitability. Additionally, we intend to use the cash generated from the sales of the discontinued businesses, along with our other cash resources, to develop and implement new marketing programs, expand the value-added services that we are able to offer our existing customers and acquire or start new businesses that will enable us to offer authentication and grading services in other high-value collectibles or high-value asset markets.

Employees

As of June 30, 2005, we had 167 full-time employees and 19 part-time employees, of which 139 were employed in authentication and grading, including our 36 collectibles experts and 24 customer service and support personnel. The other employees included 8 in information services, 3 in marketing, and 36 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

Factors That Could Affect Our Future Financial Performance

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and that could hurt our future financial performance and the price performance of our common stock, and cause our future financial condition and future financial performance to differ significantly from our current expectations described in the forward-looking statements contained in this Report. Those risks and uncertainties, many of which are outside of our control, include the following:

A decline in the popularity of high-value collectibles and a resulting decrease in submissions for our services could adversely impact our business.

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher price, faster turn-around times, also increase. However, that also means that a decline in popularity and, therefore in the value, of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions and in requests for faster turn-around times and, therefore, also in our revenues and profitability. We have found, over the years, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions. For example, declines in gold prices or further increases in interest rates could lead to reductions in authentication and grading submissions and, therefore, could adversely affect our profitability and financial condition.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income is an important factor in the willingness and ability of collectors to purchase, and the prices that they are willing to pay for, high-value collectibles. Declines in purchases and sales, and in the value, of collectibles usually result in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectors submit their coins, sportscards and other collectibles for authentication and grading; (ii) causing customers to request longer authentication and grading turn-around times, which would reduce our revenues and profitability, and (iii) reducing the ability of customers to pay outstanding accounts receivable.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary consumer popularity or “fads” among collectors may lead to short-term or temporary increases, followed by decreases, in the volume of collectibles that we authenticate and grade. These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share. In the last few years, for example, the popularity of sportscards has declined and, at the same time, we have experienced a decline in sportscard authentication and grading submissions.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services. A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading accounted for approximately 69%, 66% and 60% of our net revenues in fiscal 2005, 2004 and 2003, respectively. Furthermore, in fiscal 2005, coin grading was the segment of our authentication and grading business that experienced the most significant increase in net revenues. We believe that this growth in coin grading submissions has been due, at least in part, to the volatility of and uncertainties regarding the performance of the stock markets, coupled with the decline in interest rates and in the value of the U.S. Dollar, which have led investors to shift some of their investments from stocks and bonds to precious metals. The lack of diversity in our sources of revenues and our dependence on coin grading submissions for a majority of our net revenues make us more vulnerable to adverse changes in economic conditions. These adverse changes include declines in the value of precious metals or recessionary conditions that could result in declines in collectibles authentication and grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our total net revenues and income.

Our top 5 customers, account for approximately 27% of our total net revenues.

During the year ended June 30, 2005, five of our coin authentication and grading customers accounted for approximately 27% of our total net revenues. As a result, the loss of any of those customers, or a lower level of activity by any of those customers, would cause our net revenues to decline and, therefore, could harm our profitability. During the fourth quarter of fiscal 2005, the owner of the largest of these customers encountered an unexpected and serious medical problem, which led to a 45% decrease in revenues from that customer in the fourth quarter, compared to the third quarter of fiscal 2005. This reduction in revenues from that customer is expected to continue in fiscal 2006.

Our autograph grading, stamp and currency authentication and grading businesses are in their start-up phase. There can be no assurance that these businesses will prove to be successful.

We only commenced our autograph grading and currency authentication and grading businesses in fiscal 2005 and our stamp authentication and grading business, which we commenced in 2000, has yet to make a material contribution to our net revenues. There is no assurance that these services will gain market acceptance. To date, our stamp and currency grading businesses have incurred operating losses and our autograph grading business has been in operation for a short period of time. As a result, there is no assurance that any of these businesses will ever make a material contribution to our net revenues or achieve profitability. In that event, we may have to discontinue, and write off our investments in, those businesses.

There are risks associated with our decision to exit our collectibles auctions and direct sales businesses.

In December 2003, we adopted a new strategic plan that focuses our financial and management resources, and collectibles expertise, on the operations and growth of our authentication and grading businesses and that led us to dispose of our collectibles auctions and direct sales businesses. We adopted this strategic plan because we believed it would enable us to improve our profitability and the consistency and predictability of our operating results and cash flows. Although our operating results have improved since we initiated this strategy, there is no assurance that this strategy will prove to be successful over the longer term. Among other things, one consequence of our strategy is that there has been a significant reduction in our net revenues, because our discontinued auction and direct sale businesses had accounted for, on average, more than 60% of our net revenues from continuing operations in each of the fiscal years ended June 30, 2003, 2002 and 2001. Therefore, our future success will depend to a great extent on our ability to continue to increase our revenues by introducing and offering additional revenue generating services in our existing markets and entering into collectibles or high value asset markets in which we do not presently operate, either by acquisition of existing businesses or the commencement of new authentication and grading businesses.

There is no assurance that we will be successful in doing so, and if we are unable to achieve internal growth or acquire new authentication or grading businesses, this strategy could have a negative impact on our future financial performance.

Future acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or commencement of any new business.

One component of our growth strategy is to acquire existing or to start new businesses that serve other markets for other collectibles or high-value assets. Even if we succeed in acquiring or starting any such businesses, those new businesses will face a number of risks and uncertainties, including:

•
difficulties in integrating newly acquired or newly started businesses into existing operations, as a result of which we may incur increased operating costs that would adversely affect our operating results;

•	the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our future operations;

•	diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results;

•	dependence on key management personnel of acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel;

•	the risk that new services we may introduce or begin offering, whether as a result of internal expansion or business acquisitions, will not gain acceptance among dealers or collectors;

•
the risk that we will face competition from established or larger competitors in the new markets we may enter, which could adversely affect the financial performance of any businesses we might acquire or start; and

•
the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve an attractive return on our investment.

There are risks associated with new service offerings, including our dealer financing program, with which we have little experience.

We are exploring new services that we might introduce and offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. Those new services, however, may be unprofitable and harm our operating results.

One of those new services is a dealer financing program that involves our making short-term loans to collectibles dealers that would be collateralized by the collectibles they submit to us for authentication and grading. There is no assurance that we will succeed in achieving the objectives of our dealer finance program. Additionally the lending business is subject to a number of risks and uncertainties and we do not have loan underwriting or collection experience. In addition, the failure or inability of borrowers to repay their loans is an inherent risk in a lending business. Our ability to minimize loan losses will depend on several factors, including:

•	The loan underwriting policies and controls we adopt and implement, which could prove to be inadequate to prevent loan losses from occurring;

•
Our ability to sell collateral, when a borrower defaults in the payment of a loan, for amounts sufficient to offset loan losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral that will secure the loans we make; and

•
The reserves we will need to establish for potential loan losses, which may prove to be inadequate, in which case we would have to incur additional charges, which would have the effect of reducing our income and could hurt our financial condition.

Additionally, the business of lending is subject to numerous state and certain federal laws and regulations, which may impose significant costs or limitations on the way we conduct or expand such a business.

We also have obtained a $7 million bank credit line that we will use to fund some of the dealer loans we make. We cannot assure that our cash flow from the operations of our dealer finance program will be sufficient to enable us to repay those borrowings. Also, the loan agreements establishing the line of credit impose certain restrictive covenants on the Company which could operate to restrict our plans to grow our business.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees. As a result, the loss of the services of any of our executive officers or other key employees could harm our business. Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles. In particular, the loss of Michael R. Haynes, our Chief Executive Officer, or David G. Hall, our President, could have a negative effect on our reputation for expertise in the collectibles markets in which we operate and could lead to a reduction in authentication and grading submissions to us.

We are dependent on our collectibles experts.

There are a limited number of individuals who have the expertise to authenticate and grade collectibles, and compete for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel recruiting, succession and training programs that will enable us to add collectibles experts, as necessary, to grow our business and offset employee turnover that can occur from time to time. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could adversely affect our growth initiatives and harm our business, operating results and financial condition. Moreover, some of our experts could leave our company to join a competitor or start a competing business.

We could suffer losses on authentication and grading warranties.

We offer a warranty covering the coin, sportscard and stamps authentication and grading services that we provide. Under the terms of our warranty:

•
if any coin, sportscard or stamp that we have authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the coin or sportscard at the price paid for it by its then owner; and

•
if any coin, sportscard or stamp that was graded by us and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the coin, sportscard or stamp at the price paid by its then owner or to pay the difference in its value at its original grade as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves to satisfy such warranty claims based on historical experience, which in the past have proven to be adequate. If warranty claims were to exceed these reserves, we would incur additional charges that would adversely affect our operating results and financial condition.

Increased competition could adversely affect our financial performance.

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense. Increased competition could adversely affect our pricing and profit margins and our ability to achieve further growth. We cannot assure that we will continue to be successful in competing against existing or future competitors. Additionally, if we succeed in expanding our business into new collectibles markets in which there are companies that already provide authentication and grading services, we are likely to encounter intense competition from those companies. Also, our entry into new collectibles or high-value asset markets could lead other potential competitors to enter those markets as well. Such competition could adversely affect our ability to generate profits and could cause us to incur losses and damage our financial condition.

We depend on our ability to protect and enforce our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. However, the actions we take to establish and protect our trademarks and other proprietary rights may prove to be inadequate to prevent imitation of our services or products or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may develop similar trade secrets or other intellectual property independently or assert rights in our trademarks and other proprietary rights that could lead them to seek to block sales of our services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights.

Our unregistered trademarks could conflict with trademarks of others.

We have not conducted an exhaustive search of possible prior users of our unregistered trademarks, including Coin Universe, Collectors.com and PSE. Therefore, it is possible that our use of some of these trademarks may conflict with others. As a result, we could face litigation or lose the use of some of these trademarks, which could have an adverse effect on our name recognition and result in a decrease in revenues and an increase in expenses.

The imposition of government regulations could increase our costs of doing business.

With the exception of state laws applicable to autograph authentication, the collectible coin and other high-value collectibles markets are not currently subject to direct federal, state or local regulation. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, sportscards and other collectibles that are submitted to us for authentication and grading.

Our reliance on a single source for principally all of our “tamper-evident,” clear plastic coin and sportscard holders exposes us to potential supply problems.

We place all of the coins and sportscards and currency notes, and sometimes also the stamps, that we authenticate and grade in tamper-evident, clear plastic holders. In order to take advantage of volume pricing discounts, we have chosen to purchase substantially all of those holders, on a purchase order basis, from one principal supplier. Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or to encounter financial or production problems. If, in such an event, we were unable to obtain replacements of comparable quality in a relatively short period of time, we could lose customer orders or incur additional costs, which could cause a decline in our net revenues and have a material adverse effect on our results of operations.

Our computer and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

Our operations are dependent on our ability to protect our computer systems that we use in our authentication and grading operations and to maintain our websites against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events. In this regard, Southern California, where we are located, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems; however, we do not have redundant computer systems at a location that is remote from Southern California. Any damage to or failure of our computer systems could cause an interruption in our services that could harm our business, operating results and financial condition.

In addition, our operations are dependent on our ability to protect our computer systems and network infrastructure from damage that could occur from physical break-ins, security breaches and other disruptive problems caused by the technology that we employ in our operations. Computer break-ins and security breaches also could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which could cause us to incur significant liability and possibly also damage our reputation. Other disruptions due to problems on the internet or actions of internet users could make it difficult for our customers to access our websites. In either case, problems of this nature could adversely affect our business and operating results, and security breaches that would adversely affect the privacy of customer information could lead existing customers to terminate their business relationships with us. Although we intend to continue to implement sophisticated technology to prevent such disruptions and damage, there is no assurance that our security measures will prove to be successful.

We rely on third parties for various internet and processing services.

Our operations depend on a number of third parties for internet access and delivery services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the internet, but, instead, rely on internet service providers to connect our website to the internet. Should the third parties that we rely on for internet access or delivery services be unable to serve our needs for a sustained time period as a result of a strike, natural disaster or other reason, our revenues and business could be harmed.

We are exposed to potential risks and we will continued to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Although we have now completed the documentation and testing of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, including increased accounting fees, in order to maintain compliance with that Section of the Sarbanes-Oxley Act. Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

If our quarterly results are below the expectations of securities market analysts and investors, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our financial results difficult. These factors include:

•	increases or decreases in number of collectibles graded from period to period,

•	changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles,

•	general economic conditions that affect the availability of disposable income among collectors, and

•	the actions of our competitors.

If our quarterly operating results fall below the expectations of securities market analysts and investors due to these or other risks, securities analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

Provisions in our charter documents or in Delaware law may make an acquisition of us more difficult or delay a change in control, which may adversely affect the market price of our common stock.

Our Amended and Restated Certificate of Incorporation and Bylaws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change of control would be beneficial to our stockholders:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	there are limitations on who can call special meetings of our stockholders; and

•	stockholders may not take action by written consent.

In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

Ownership of shares by our directors and executive officers.

As of June 30, 2005, our officers and directors and their affiliates owned approximately 12% of the outstanding shares of our common stock. By reason of that ownership and their positions with our Company, those stockholders continue to have the ability to exercise influence over our business. The interests of these stockholders may differ from the interests of other stockholders and their concentration of ownership also could discourage or prevent attempts to effect a change in control of our Company.

We do not intend to pay dividends.   As a result, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have not declared or paid any cash dividends on our common stock since our initial public offering in 1999. Moreover, we currently intend to retain any future earnings to finance our operations and for the further expansion and growth of our business and, for that reason, do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

ITEM 2. PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000. We currently sublease 2,184 square feet of this office space to a sub-tenant with an expiration date that coincides with the expiration of the Company's nine-year lease. We believe that our leased offices are sufficient for our business requirements.

ITEM 3. LEGAL PROCEEDINGS

Bill Miller v. Collectors Universe, Inc. The Company has been named as a defendant in this action, which has been brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. The complaint alleges that the Company had issued certificates of authentication bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute entitles the person whose name, signature or likeness has been misappropriated, in violation of the statute, to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from the unauthorized use that are attributable to the use and are not taken into account in computing the actual damages. Although Plaintiff’s complaint does not state the amount of damages he is seeking, during the discovery phase of the action, plaintiff’s counsel has asserted that he is entitled to recover damages in excess of $10 million based on the assertion that the statue entitles plaintiff to $750 per issued certificate of authenticity. The Company has denied plaintiff’s allegations, including a denial that the use of the certificates was unauthorized and a denial that he has suffered damages, and the Company is vigorously defending against the lawsuit. The Company believes, moreover, that it has meritorious defenses to plaintiff’s claims and that it will not incur any material liability to plaintiff in this action. However, there is little interpretive history with respect to the statute, creating a number of relatively novel factual and legal issues, and for that reason, it is not possible to predict with certainty the ultimate outcome of the trial, which is scheduled to take place in October 2005.

The Company also is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. Management of the Company believes that none of such lawsuits that are currently pending against it is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Michael R. Haynes	54	Chief Executive Officer
David G. Hall	58	President
Michael J. Lewis	61	Senior Vice President - Finance and Chief Financial Officer(1)
Joseph J. Wallace	45	Vice President Finance and Chief Financial Officer(1)

(1)
Effective as of September 15, 2005, Mr. Lewis will become Senior Vice President of Finance and Mr. Wallace, who has been the Company’s Vice President of Finance since November 2004 and Controller since June 2004, will assume the position of Chief Financial Officer.

MICHAEL R. HAYNES has served as Chief Executive Officer and Director since January 1, 2003. He served as Chief Operating Officer, Chief Financial Officer and Director of Tangible Asset Galleries, Inc, a distributor of fine art, from 2000 to 2002. He has been President, Chief Operating Officer and/or Chief Financial Officer of eight collectibles, precious metals, specialty retail, distribution, e-commerce and manufacturing businesses. Overall, Mr. Haynes has more than 25 years of experience in managing the growth and development of growth companies, which includes over 19 years experience in managing both public and private companies engaged in the business of selling collectibles at auction, retail and wholesale. He was also one of the co-founding board members of the Industry Council for Tangible Assets, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, where he served for nine years. Mr. Haynes holds a Master's degree in Business and a Bachelor of Science degree in mechanical engineering, both from Southern Methodist University. He is a Certified Public Accountant and a Certified Financial Planner.

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

MICHAEL J. LEWIS has served as Chief Financial Officer of Collectors Universe, Inc. since October 2001. Effective September 15, 2005, Mr. Lewis will become Senior Vice President - Finance of the Company. At that time, his duties as Chief Financial Officer will be assumed by Joseph J. Wallace, the Company’s Vice President of Finance and Controller. From January 2000 to October 2001, Mr. Lewis was a private investor. In 1998, Mr. Lewis was Chief Financial Officer of the Young Presidents’ Organization. During 1999, Mr. Lewis was an associate with Eureka Financial Markets, a venture capital firm. From 1994 to 1997, Mr. Lewis served as Chief Executive Officer of National Case Management. Prior to that time, Mr. Lewis served as a Financial Consultant or as Chief Financial Officer in several companies, including Chief Financial Officer of Western Digital Corporation and Emulex Corporation.

JOSEPH J. WALLACE will become the Company’s Chief Financial Officer effective as of September 15, 2005. He has been the Company’s Vice President of Finance since November 2004 and its Controller since June 2004. From 1997 to 2003, Mr. Wallace was Vice President of Finance, Chief Financial Officer and Secretary of STM Wireless, Inc., a public traded company engaged in the business of developing, manufacturing and marketing satellite communications products and services, which filed for Chapter 11 protection under the Bankruptcy Code in February 2003. Mr. Wallace is a Fellow of the Institute of Chartered Accountants, a member of the Institute of Certified Public Accountants, in Ireland, and a CPA in the State of California.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market, trading under the symbol CLCT. The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ for each of the fiscal quarters in the fiscal years ended June 30, 2005 and 2004:

Fiscal 2005	High	Low
First Quarter	$14.87	$10.53
Second Quarter	20.43	14.50
Third Quarter	21.60	17.78
Fourth Quarter	19.34	14.82

Fiscal 2004	High	Low
First Quarter	$3.80	$3.35
Second Quarter	10.60	3.45
Third Quarter	12.44	7.45
Fourth Quarter	14.09	9.33

The Company had 111 holders of record of its common stock and approximately 2,184 beneficial owners on June 30, 2005.

Dividends and Share Repurchases

We do not intend to declare or pay cash dividends for the foreseeable future, as it is our current policy to retain all earnings to support future growth and expansion. In addition, there are restrictions on the payment of dividends arising from the Company’s new line of credit (see note 9 to the consolidated financial statements).

Pursuant to a program approved by the Board of Directors in 2000, the Company purchased 125,000 of its shares at an average price of $8.16 per share during the period from September 25, 2000 to December 28, 2000. Although we do not currently have plans to do so, depending on market conditions and the alternatives for the use of the Company’s cash that may be in excess of our current requirements, the Board of Directors may consider adopting additional stock repurchase programs in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2005, 2004 and 2003, and the selected balance sheet data at June 30, 2005 and 2004, that are set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected operating data for the fiscal years ended June 30, 2002 and 2001 and the related balance sheet data at June 30, 2003, 2002 and 2001 were derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Report.

As previously disclosed, in December 2003 the Company approved, and during the balance of fiscal 2004 implemented, a plan to dispose of its collectibles sales businesses. As a result, the consolidated selected financial data set out below for the five years ended June 30, 2005 have been restated to classify the assets and related liabilities of those businesses as held for sale and the related operating results as discontinued operations. Therefore, for fiscal years 2001 through 2003, the loss from discontinued operations reflects the after-tax results of operations of these businesses in those years. In fiscal 2004, the loss from discontinued operations reflects the after-tax results of operations for these businesses through the respective dates of their disposal, plus any gain or loss recognized on the disposal of those businesses. In fiscal 2005, the loss from discontinued operations reflects the after tax net loss incurred on the disposal of the remaining assets of those businesses, plus additional consideration recognized on the sale of the discontinued businesses that became determinable in the period.

In the third quarter of fiscal 2005, we completed a public offering in which we sold a total of 3,450,000 shares of our common stock at a public offering price of $17.50 per share, of which 2,195,856 shares were sold by the Company. The net proceeds to us, after payment of underwriting commissions and offering expenses, were approximately $35,657,000.

	Years Ended June 30, (1)
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Net revenues	$33,607	$26,420	$20,337	$18,635	$21,373
Cost of revenues	12,239	10,322	8,754	7,935	8,929
Gross profit	21,368	16,098	11,583	10,700	12,444
Selling, general and administrative expenses	13,901	11,829	11,486	11,884	11,044
Settlement of lawsuit	500	-	-	-	-
Amortization of goodwill	-	-	-	90	60
Impairment of goodwill	-	-	6	51	-
Operating income (loss)	6,967	4,269	91	(1,325)	1,340
Interest income, net	906	135	94	191	855
Other income (expense), net	26	(25)	(6)	(20)	(34)
Income (loss) before provision (benefit) for income taxes	7,899	4,379	179	(1,154)	2,161
Provision (benefit) for income taxes	3,141	1,581	(557)	(502)	949
Income (loss) from continuing operations	4,758	2,798	736	(652)	1,212
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	60	(1,068)	(2,202)	(1,858)	(1,861)
Cumulative effect of accounting change (net of income taxes)	-	-	(8,973)	-	-
Net income (loss)	4,818	$1,730	$(10,439)	$(2,510)	$(649)

Net income (loss) per basic share:(2)
Income (loss) from continuing operations	$0.68	$0.45	$0.12	$(0.10)	$0.19
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)	(0.30)	(0.29)
Cumulative effect of accounting change (net of income taxes)	-	-	(1.45)	-	-
Net income (loss)	$0.69	$0.28	$(1.68)	$(0.40)	$(0.10)

Net income (loss) per diluted share: (2)
Income (loss) from continuing operations	$0.64	$0.44	$0.12	$(0.10)	$0.19
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)	(0.30)	(0.29)
Cumulative effect of accounting change (net of income taxes)	-	-	(1.43)	-	-
Net income (loss)	$0.65	$0.27	$(1.66)	$(0.40)	$(0.10)

Weighted average shares outstanding:(2)
Basic	7,013	6,170	6,205	6,347	6,279
Diluted	7,452	6,463	6,294	6,347	6,408

Balance Sheet Data:
Cash and cash equivalents	$65,439	$21,454	$4,482	$4,947	$5,874
Working capital - continuing operations	68,576	22,308	4,566	5,621	7,943
Working capital - discontinued operations	338	991	13,803	13,732	12,682
Total assets - continuing operations	75,123	32,690	15,926	11,503	13,588
Total assets - discontinued operations	411	1,384	16,365	34,006	33,281
Stockholders' equity	70,566	29,366	26,319	37,128	39,550

(1)
Prior to fiscal 2003 the Company’s fiscal year ended on the Saturday closest to June 30 and, as a result, fiscal 2002 ended on June 29, 2002. Beginning with fiscal 2003 the Company changed its fiscal year end to June 30. For clarity of presentation, fiscal 2002 is reported as having ended on June 30.

(2)
Per share data and weighted average shares outstanding in fiscal 2002 and 2001 have been retroactively adjusted for a 1-for-4 reverse stock split of our outstanding shares, which was effectuated on December 9, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and related notes, included elsewhere in Part II of this Report. This discussion also should be read in conjunction with the Section of this Report, entitled “Factors That Could Affect Our Future Financial Performance,” included in Part I of this Report, which contains information about certain risks and uncertainties that can affect our business and our financial performance in the future.

Introduction and Overview

Our Business

We provide authentication and grading and other services to dealers and collectors of high-value collectible coins, sportscards, autographs and stamps that we believe add value to those collectibles by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors that buy and sell these types of collectibles.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we also generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and the sale of historical data and information about the collectibles authenticated and graded by us.

Discontinued Operations

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards and sports entertainment and historical memorabilia. For the most part, those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions, including Bowers and Merena Galleries and Kingswood Coin Auctions for rare coins, Superior Sports Auctions for vintage sportscards and sports memorabilia, Odyssey Publications for entertainment and historical memorabilia and Lynn Knight Currency Auctions for currency. We also sold collectible coins, at retail, by direct sales methods.

At the authorization of our Board of Directors, in December 2003, we adopted a plan to focus our financial and managerial resources, and collectibles expertise, on the operation and growth of our authentication and grading and other collectibles service businesses, and to divest our collectibles auctions and direct sales businesses. The decision to implement this plan was based on a number of factors and considerations that included, among others, the historical operating results of the collectibles sales and auction businesses, which had proved to be disappointing as compared to the operating results of our authentication and grading businesses; a lack of synergies between the collectibles sales and auction businesses and our authentication and grading businesses, which made it difficult to achieve operational efficiencies and cost savings; and the additional capital that we believed would be required to grow our auction and retail sales businesses in comparison to the lower capital requirements of our authentication and grading businesses.

Pursuant to that plan, during fiscal 2004 we sold our collectibles sales businesses. We also terminated the licenses under which we operated our David Hall Rare Coins Division, which had been engaged in the business of selling collectible coins at retail. However, we chose to retain and separately sell the collectibles inventories and collect the outstanding accounts receivables of those businesses. By June 30, 2005 we had substantially liquidated those retained assets.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of the collectible sales businesses have been classified as held for sale, their related operating results have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See “Selected Consolidated Financial Data” included in this Annual Report and our consolidated financial statements contained in Part II of this Report.

As a result of our divestiture of our collectibles sales businesses, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading services has provided relatively stable and predictable cash flows for us, as the fees for a significant proportion of the authentication and grading submissions we receive are prepaid. In the years ended June 30, 2005, 2004 and 2003, respectively, we generated cash of $7,447,000, $6,068,000 and $838,000, respectively, from the operations of our continuing businesses.

During the year ended June 30, 2005 and 2004, we generated cash of $2,332,000 and $10,435,000 from the sales of our collectibles sales businesses and the liquidation of the retained inventories and accounts receivable of those businesses. As a result, at June 30, 2005, the remaining assets of those businesses, which we are in the process of liquidating, totaled $411,000, as compared to $1,384,000 at June 30, 2004. Therefore, it is not expected that the Company will generate any substantial cash flows from the sale of the remaining assets of the discontinued businesses in the future.

During the year ended June 30, 2005, five of our coin authentication and grading customers accounted for approximately 27% of our total net revenues. As a result, the loss of any of those customers, or a lower level of activity by any of those customers, would cause our net revenues to decline and, therefore, could harm our profitability. During the fourth quarter of fiscal 2005, the owner of the largest of these customers encountered an unexpected and serious medical problem, which led to a 45% decrease in revenues from that customer in the fourth quarter, compared to the third quarter of fiscal 2005. This reduction in revenues from that customer is expected to continue in fiscal 2006.

In addition, the Company’s cash flows from investing activities can be impacted by the extent to which the Company makes advances or receives repayments under the Dealer Financing Program that was initiated in fiscal 2005. Borrowings or repayments under the Company’s new line of credit, which will be classified as cash flows from financing activities, may offset the impact of such advances or repayment.

At June 30, 2005, we had cash and cash equivalents totaling $65,439,000, of which $35,657,000 represented the net proceeds from our sale, in a public offering, of 2,195,856 shares of our common stock in the third quarter of 2005.

We intend to use our cash resources to fund the growth of our authentication and grading businesses, including (i) the introduction of new services that we can offer our customers in our existing markets and (ii) the acquisition or start up of businesses that authenticate or grade other high-value collectibles or other high-value assets. A description of the new services we plan to introduce and the acquisition opportunities we are exploring is contained in the Section of this Report entitled “BUSINESS -- Our Growth Strategy” in Part I of this Report.

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

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the high-value collectibles markets. Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) other economic conditions, including prevailing interest and inflation rates, which can affect consumer confidence and the performance of the stock market and the precious metals markets, and (iii) the performance and volatility of the precious metals and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence, and during periods characterized by increasing stock prices and relative stability in the stock markets. We believe that the strengthening of the economy in the United States, together with the weakening of the U.S. Dollar, coupled with some continuing uncertainties over the longer term direction of the stock markets, and the prospect of increased inflation and higher interest rates, have contributed to an increase in the demand for gold and other precious metals and, therefore, also to the increases in our authentication and grading revenues during the years ended June 30, 2005 and 2004, in each case as compared to the immediately preceding fiscal year.

The following table provides information regarding the respective numbers of coins, sportscards, autographs, stamps and currency that we graded or authenticated in the fiscal years ended June 30, 2005, 2004, and 2003 and their estimated values, which are the amounts at which those coins, sportscards, stamps and currency were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed
	2005		2004		2003
Coins	1,670,000	58%	1,241,000	53%	917,000	46%
Sportscards	1,084,000	38%	998,000	43%	1,058,000	53%
Autographs	77,000	3%	68,000	3%	15,000	1%
Stamps	26,000	1%	16,000	1%	12,000	-
Currency	3,000	-	-	-	-	-
Total	2,860,000	100%	2,323,000	100%	2,002,000	100%

	Declared Values (000)
	2005		2004		2003
Coins	$1,191,000	91%	$993,000	90%	$769,000	90%
Sportscards	66,000	5%	67,000	6%	72,000	8%
Autographs	26,000	2%	31,000	3%	7,000	1%
Stamps	17,000	1%	10,000	1%	8,000	1%
Currency	8,000	1%	-	-	-	-
Total	$1,308,000	100%	$1,101,000	100%	$856,000	100%

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business, we extend payment terms, usually of 30 days duration, to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for authentication and grading on a recurring basis. We regularly review their accounts, estimate the amount of, and establish an allowance for, uncollectible amounts on a quarterly basis. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Estimates of uncollectible amounts are reviewed each quarter and, based on that review, are revised to reflect changed circumstances or conditions in the quarterly period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by a charge against income that is recorded in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Grading Warranty Costs. We offer a warranty covering the coins, sportscards and currency we authenticate and grade. We have recently begun offering a warranty covering the stamps that we authenticate and grade, if the dealer or collector requests that the stamp be returned to them in our tamper-evident clear plastic holders. Under the warranty, if any coin, sportscard, currency or stamp that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin, sportscard or stamp or, at our election, to pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin, sportscard, currency or stamp, upon resubmittal to us, is not in the same tamper evident clear plastic holder in which it was placed at the time we last graded it, or shows signs of tampering. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would have the effect of reducing our income in those periods during which the warranty reserve is increased.

Inventory Valuation Reserve. Our remaining collectibles sales inventories, which totaled approximately $189,000 at June 30, 2005 and our coin and other collectibles inventories used in our continuing operations, are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for declines in the estimated value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sales values of our collectibles inventories. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, their valuation often involves judgments that are more subjective than the judgments involved in valuing more standardized products sold by other businesses. If events or circumstances, such as changes in economic conditions, occur that we believe will make it more difficult, or will cause us to reduce the prices at which we will be able, to sell the collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, because such increases are recorded by charges against income.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:
	Fiscal Years Ended June 30,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	36.4%	39.1%	43.0%
Gross profit	63.6%	60.9%	57.0%
Operating expenses:
Selling and marketing expenses	10.5%	12.0%	13.0%
General & administrative expenses	30.8%	32.7%	43.6%
Settlement of lawsuit	1.5%	-	-
Total operating expenses	42.8%	44.7%	56.6%
Operating income	20.8%	16.2%	0.4%
Interest income, net	2.7%	0.5%	0.5%
Other, net	0.1%	(0.1%)	-
Income before provision (benefit) for income taxes	23.6%	16.6%	0.9%
Provision (benefit) for income taxes	9.4%	6.0%	(2.7%)
Income from continuing operations	14.2%	10.6%	3.6%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.1%	(4.1%)	(10.8%)
Cumulative effect of accounting change (net of income taxes)	-	-	(44.1%)
Net income (loss)	14.3%	6.5%	(51.3%)

Net Revenues. Net revenues consist primarily of fees generated from the grading and authentication of sportscards, coins and stamps and, to a much lesser extent, revenues from the sale of advertising and the publication of collectibles magazines. Net revenues are determined net of discounts and allowances.

The following tables sets forth certain information regarding the increases in net revenues and in the number of collectibles authenticated and graded in fiscal 2005, fiscal 2004 and fiscal 2003:

	2005		2004		2005 vs. 2004
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts ($)	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,203	69.0%	$17,474	66.1%	$5,729	32.8%	429,000	34.6%
Sportscards	8,143	24.2%	7,126	27.0%	1,017	14.3%	86,000	8.6%
Other collectibles(1)	2,261	6.8%	1,820	6.9%	441	24.2%	22,000	26.2%
	$33,607	100.0%	$26,420	100.0%	$7,187	27.2%	537,000	23.1%

	2004		2003		2004 vs. 2003
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts ($)	Percent	Number	Percent
	(Dollars in thousands)
Coins	$17,474	66.1%	$12,171	59.8%	$5,303	43.6%	324,000	35.3%
Sportscards	7,126	27.0%	6,946	34.2%	180	2.6%	(60,000)	(5.7)%
Other collectibles(1)	1,820	6.9%	1,220	6.0%	600	49.2%	57,000	211.1%
	$26,420	100.0%	$20,337	100.0%	$6,083	29.9%	321,000	16.0%

(1)	Other collectibles consisted of autographs, stamps and currency in fiscal 2005 and autographs and stamps in 2004 and 2003.

Fiscal 2005 vs. 2004. The number of coins, sportcards and other collectibles (consisting of autographs, stamps and currency) authenticated or graded in 2005 increased by 34.6%, 8.6% and 26.2%, respectively, in 2005, as compared to 2004, resulting in a 23.1% increase in the number of units authenticated and graded and a 27.2% increase in net revenues. Also contributing to the increase in net revenues in 2005 were increases in sales of advertising and collectors club memberships totaling approximately $920,000 (which includes an approximate $319,000 increase in on-line advertising) in 2005, as compared to 2004. The average of the service fees earned for all collectibles was approximately the same in 2005 and 2004. However, modern coin revenues, for which the Company earns a lower average service fee than for vintage coin submissions, accounted for a higher proportion of the coins authenticated and graded in 2005, than in 2004. As a result, in 2005, the increase in the number of coins authenticated and graded was greater than the increase in the net revenues.

Fiscal 2004 vs. 2003. The 30% increase in net revenues in 2004, compared to 2003, was attributable to an overall increase of 16% in the number of collectibles authenticated and graded, including a 35.3% increase in the number of coins authenticated and graded, in 2004 as compared to 2003. The average fees paid for the grading of coins was higher in 2004 than in 2003, due primarily to customers requesting faster turnaround times in 2004, compared to 2003. Coins accounted for 53% of the total collectibles graded in fiscal 2004 as compared to 46% in fiscal 2003. Additionally, while the number of sportscards graded declined by 5.7% in fiscal 2004, as compared to 2003, sportscard grading revenues increased to $7,126,000 in fiscal 2004 from $6,946,000 in fiscal 2003, because 2003 included a large bulk order for the grading of newly manufactured sportscards, for which the average selling price was lower than for the grading of sportscards submitted by dealers and collectors.

We believe that the increases in the demand for our coin grading services, both in 2005 and in 2004, in each case as compared to the prior year, were largely attributable to two factors: (i) an increase in purchases and sales of collectible and gold bullion coins by investors, which we believe was due in large part to a shift by investors of some of their funds from marketable securities to tangible assets, primarily in response to the decline in the value of the U.S. dollar and uncertainties and volatility in the stock markets, and (ii) new marketing programs that we initiated in the second half of fiscal 2004. We believe that the increase in the number of other collectibles graded in 2005 versus 2004 was due largely to greater acceptance of and, therefore greater demand for, our grading services particularly among stamp dealers and collectors.

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

	Fiscal Year Ended June 30, (Dollars in thousands)
	2005	2004	2003
Gross profit	$21,368	$16,098	$11,583
Gross profit margin	63.6%	60.9%	57.0%

The increase in the gross profit margin in 2005, as compared to 2004, was primarily attributable to (i) increases of 30% in coin authentication and grading revenues, on which we realize higher margins than on authentication and grading submissions of sportscards and other collectibles; (ii) the increases in net revenues (described above), which caused the fixed elements of our costs of revenues to represent a lower percentage of total revenues than in 2004; and (iii) increases, as compared to 2004, in sales of website advertising, for which the cost of sales are minimal.

The increase in our gross profit margin in 2004, as compared to 2003, was due to a combination of factors, the most important of which consisted of (i) the increase in grading submissions of coins, on which we realize higher margins than on submissions of other collectibles for grading, and (ii) an overall increase in net revenues, which caused the fixed elements of our cost of revenues to represent a lower percentage of total revenues in 2004 as compared to 2003.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2005	2004	2003
Selling and marketing expenses	$3,534	$3,165	$2,615
As a percentage of net revenues	10.5%	12.0%	12.9%

The increase of $369,000 in selling and marketing expenses in 2005, compared to 2004, was primarily attributable to increases in general marketing expenses (customer service personnel, advertising and trade-show related costs) in 2005. Notwithstanding those increases, however, as a percentage of net revenues, selling and marketing expenses decreased from 12.0% of net revenues in 2004 to 10.5% in 2005, indicating that we were able to increase authentication and grading revenues and sales of advertising without having to make commensurate increases in our selling and marketing expenses. The increase in selling and marketing expenses of $550,000 in 2004, compared to 2003, was due primarily to an increase of $370,000 in trade-show related costs and other selling expenses in 2004, compared to 2003. However, notwithstanding that increase, as a percentage of net revenues, sales and marketing expenses decreased from 12.9% in 2003 to 12.0% in 2004.

General and Administrative. General and administrative (“G&A”) expenses primarily include wages and payroll-related expenses, advertising and promotional expenses, facility and security expenses, outside professional fees and service charges, travel-related expenses and other general administrative expenses.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2005	2004		2003
General & administrative expenses	$10,367	$8,664		$8,871
As a percentage of net revenues	30.8%	32.7.	%	43.6%

Although, as indicated in the table above, G&A expenses increased by $1,703,000 in 2005, as compared to 2004, such expenses did not increase at the same rate as did net revenues, due primarily to improvements in operating efficiencies and staff reductions we were able to make as a result of the disposition of our collectibles sales businesses. Therefore, as a percentage of net revenues, G&A expenses declined to 30.8% in 2005 from 32.7% for 2004.  In dollar terms, the larger value components of the increases in G&A expenses in 2005, compared to 2004, consisted primarily of (i) increases of approximately $320,000 in legal fees, including fees incurred on litigation matters, such as the Real Legends lawsuit (discussed below); (ii) approximately $185,000 of costs incurred in connection with the launch of our new currency grading service during 2005; (iii) consulting fees and audit costs of approximately $400,000 incurred in connection with the documentation and testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act 2002; (iv) new business development personnel and outside consulting costs of $263,000 incurred to develop and maintain our knowledge base in coins and to identify and analyze acquisition opportunities, and (v) general expenses and infrastructure costs incurred to support the increased volume of business that we conducted in 2005, as compared with 2004.

In 2004, G&A expenses decreased both in absolute dollars, by $207,000, and as a percentage of net revenues to 32.7% from 43.6%, as compared to 2003. The percentage decrease was primarily attributable to the 30% increase in our net revenues in 2004. The dollar decrease in 2004, as compared to 2003, was the result primarily of (i) a reduction in administrative personnel made possible by the disposition of the collectibles sales businesses and (ii) a reduction in consulting fees incurred for services rendered to us in connection with securing State Enterprise Zone Tax Credits in 2004, as compared to 2003, which more than offset increases in G&A expenses that were attributable to the increases in grading submissions in fiscal 2004, as compared to fiscal 2003.

Settlement of Lawsuit. In January 2005, without any admission of wrongdoing, we settled a legal action brought in the Superior Court of California for the County of San Diego, by Real Legends, Inc., a seller of sports cards (plaintiff) against When It Was a Game (“WIWAG”), a sports card dealer, and against us as a co-defendant. Pursuant to the settlement terms, all of the claims asserted against the Company by plaintiff were settled and plaintiff terminated the litigation, with prejudice, and we paid plaintiff $600,000, of which $100,000 was reimbursed to us by one of our insurers. As a result, the net cost to us of the settlement in 2005 was $500,000, or 1.5% of our net revenues.

Goodwill Impairment. In 2003, we recorded, as part of operating expenses, a non-cash goodwill impairment charge of $6,000 related to continuing operations.

Interest Income, Net. Interest income is generated on cash balances that we invest primarily in highly liquid money market accounts, short-term bank certificates of deposit and commercial paper instruments. Interest income, net was $906,000 in 2005, $135,000 in fiscal 2004, and $94,000 in fiscal 2003. The increase in interest income in 2005 compared to 2004 resulted primarily from increases in our cash, cash equivalent and short-term investment balances that were attributable to (i) the cash generated from the disposition of our collectibles sales businesses, (ii) the increases in income generated by our authentication and grading businesses, and (iii) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of 2005, which generated net proceeds to us of $35,657,000. Also contributing to the increase in interest income was an increase in the rates at which we earned interest on our cash and cash equivalent balances and the interest earned on the short-term advances that we made to one of our customers. The increase in interest income in 2004 as compared to 2003 was primarily attributable to interest earned on tax refunds that we received in fiscal 2004.

Provision (Benefit) for Income Taxes. The provision made for income taxes in fiscal 2005 and 2004 and the income tax benefits recorded in fiscal 2003 were calculated on the basis of our expected federal and state effective income tax rates for those years. Contributing to the income tax benefit in fiscal 2003 were $671,000 of California Enterprise Zone Hiring Tax Credits covering eligibility periods from 1999 to 2002, for which required governmental approvals were obtained in the second quarter of fiscal 2003.

Income (loss) from Discontinued Operations. As a result of our decision in fiscal 2004 to dispose of our collectibles sales businesses, in accordance with SFAS 144 the assets and related liabilities of those businesses have been classified as held for sale and their related operating results for fiscal years 2005, 2004 and 2003 have been classified as discontinued operations in the consolidated financial statements included in this Report. Therefore, in fiscal years 2003, the loss from discontinued operations (net of income taxes) related to the operations of those discontinued businesses for the entire fiscal year and included a goodwill impairment charge of $1,471,000. In fiscal 2005 and 2004, the income (loss) from discontinued operations includes (i) the losses from the operations of our discontinued collectibles sales businesses through the respective dates on which they were disposed of and

(ii) the losses or gains recognized on the sales of those businesses and the disposition of those assets (consisting primarily of inventories and accounts receivable) that we retained.

Cumulative Effect of Change in Accounting Principle, SFAS No. 142 required us to perform a transitional goodwill impairment test as of the beginning of fiscal 2003, the year of adoption of that new standard. Based on that test, it was determined that a substantial portion of our goodwill was impaired, and we recorded a non-cash after-tax charge of $8,973,000 or $1.43 per diluted share, as a cumulative effect of an accounting change, in fiscal 2003.

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2003 and ending on June 30, 2005. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The consolidated financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods.

Generally, net revenues are lower during our second fiscal quarter that ends on December 31 than in other quarterly periods, which we believe is related primarily to the holidays that take place during that quarter. Additionally, while net revenues increased by 9% in the fourth quarter of fiscal 2005, compared to the fourth quarter of fiscal 2004, they declined by 5% compared to the third quarter of fiscal 2005, due primarily to the introduction of First Strike™ (see Introducing New Services in our existing markets) in the third quarter of fiscal 2005 that provided approximately $700,000 in revenue on approximately 75,000 graded units, which activity, by its nature, occurs only in the third fiscal quarter. Although there is no assurance as to the level of future activity, we anticipate that the third quarter of fiscal 2006 will also recognize First Strike revenue that, like fiscal 2005, will not continue into the fourth quarter of fiscal 2006.

In addition, although net revenues increased by 9% in the fourth quarter of fiscal 2005, as compared to the fourth quarter of fiscal 2005, that percentage increase was lower than the percentage increased in net revenues in each of the first three quarters of fiscal 2005, as compared to the respective corresponding quarters of fiscal 2004. We believe this slowing in the growth of net revenues was largely due to two unrelated factors. During the fourth quarter, we saw a slowing, which we believe is temporary, in the volume of gold trading, which impacts the volume of coins submitted to us for grading. Additionally, during the fourth quarter of fiscal 2005, the owner of our largest customer encountered an unexpected and serious medical problem, which led to a 45% decrease in revenues from that customer in the fourth quarter, compared with the third quarter of fiscal 2005. This reduction in revenues is expected to continue in fiscal 2006.

Our operating results also may fluctuate in the future due to a number of factors which are outside of our control. See “BUSINESS -- Factors That Could Affect Our Future Financial Performance” in Part I of this Report and “Factors That Can Affect our Financial Position and Operating Results” earlier in this Section of this Report for a discussion of those factors.

	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31 2005	June 30, 2005
Statement of Operations Data:
Net revenues	$6,012	$5,753	$6,896	$7,759	$8,195	$7,982	$8,955	$8,475
Cost of revenues	2,549	2,349	2,597	2,827	2,826	2,998	3,263	3,152
Gross profit	3,463	3,404	4,299	4,932	5,369	4,984	5,692	5,323
SG&A expenses	2,766	2,925	2,923	3,215	3,244	3,040	3,464	4,153
Settlement of lawsuit	-	-	-	-	-	500	-	-
Operating income	697	479	1,376	1,717	2,125	1,444	2,228	1,170
Interest and other income (expense), net	-	(5)	7	108	64	112	225	531
Income before income taxes	697	474	1,383	1,825	2,189	1,556	2,453	1,701
Provision for income taxes	313	170	592	506	878	628	981	654
Income from continuing operations	384	304	791	1,319	1,311	928	1,472	1,047
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	47	(782)	201	(534)	(69)	(7)	(3)	139
Net income (loss)	$431	$(478)	$992	$785	$1,242	$921	$1,469	$1,186
Net income (loss) per basic share
Income from continuing operations	$0.06	$0.05	$0.13	$0.21	$0.21	$0.15	$0.21	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.13)	0.03	(0.08)	(0.01)	-	-	0.02
Net income (loss)	$0.07	$(0.08)	$0.16	$0.13	$0.20	$0.15	$0.21	$0.14

Net income (loss) per diluted share:
Income from continuing operations	$0.06	$0.05	$0.13	$0.20	$0.20	$0.14	$0.19	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.12)	0.03	(0.08)	(0.01)	-	-	0.01
Net income (loss)	$0.07	$(0.07)	$0.16	$0.12	$0.19	$0.14	$0.19	$0.13

Weighted average shares outstanding
Basic	6,172	6,167	6,135	6,201	6,214	6,242	7,113	8,479
Diluted	6,288	6,391	6,319	6,557	6,569	6,695	7,571	8,902

	Quarters Ended (In thousands)
	Sept 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005
Selected Operating Data:
Units authenticated or graded
Coins	282	285	297	377	371	421	449	429
Sportscards	253	235	242	268	265	253	283	283
Autographs	9	14	25	20	22	17	15	23
Stamps	5	3	4	4	5	7	7	7
Currency	-	-	-	-	-	-	-	3
Total	549	537	568	669	663	698	754	745

Liquidity and Capital Resources

At June 30, 2005 , we had cash and cash equivalents of $65,439,000, as compared to $21,454,000 at June 30, 2004. Contributing to that increase were (i) net proceeds of $35,657,000 from our sale of 2,195,856 shares of common stock in a public offering that we completed in the third quarter of 2005; (ii) the receipt, in the year ended June 30, 2005, of cash consideration that became determinable in 2005, attributable to the sales of our collectibles sales businesses in fiscal 2004, together with cash from collections of accounts receivables and from sales of collectibles inventories, which we chose to retain and liquidate ourselves, rather than sell to the buyers of those businesses; and (iii) increases in operating income that were primarily attributable to the increases in authentication and grading revenues.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively stable and predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of a decline in authentication and grading submissions, we believe we would be able to reduce our variable operating costs to offset, at least partially, the impact on our cash flows of such a decline.

During the year ended June 30, 2005, operating activities of our continuing operations provided net cash of $7,447,000, which represented an increase of $1,379,000, from the $6,068,000 of net cash generated in fiscal 2004, that resulted primarily from an increase in income from continuing operations in fiscal 2005;

Investing activities used net cash of $257,000 during the year ended June 30, 2005, primarily to fund net short term advances to two of our established customers of $1,560,000 and capital expenditures of $256,000 substantially offset by $1,548,000 in cash received from the sales of our discontinued businesses; and

In the year ended June 30, 2005, financing activities provided net cash of $36 million, primarily from the sale of the shares in our public offering during the third quarter ended March 31, 2005 and, to a much lesser extent, exercises of employee stock options and sales of shares under our Employee Stock Purchase Plan.

Currently, we have the following outstanding obligations under operating leases, net of sublease income for years ending June 30:

2006	$1,092,000
2007	1,164,000
2008	1,150,000
2009	1,157,000
2010	414,000
$4,977,000

In fiscal 2005 we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making short term loans primarily to coin dealers. All such loans are required to be collateralized by the delivery to us of collectibles coins for authentication and grading that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those short term loans, in June 2005 CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years, are secured by the loan receivables due CFC and a guarantee by the Company.

Other than (i) the obligation to repay any future borrowings under CFC’s revolving credit line, which we expect will be paid with the proceeds of repayments of the loans made by CFC to its borrowers or the sale of the items collateralizing those loans, and (ii) the cash requirements of our on-going operations, including the payment of rent obligations under operating leases, which we expect to be able to fund with internally generated funds, we do not have any material outstanding obligations.

We plan to use our cash resources, including the net proceeds from the sale of our shares in the public offering completed during the third quarter of 2005, to (i) expand existing and implement new marketing programs, (ii) introduce new services for our customers in our existing markets; (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, and (iv) fund working capital requirements, and for other general corporate purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead will require that such transactions be accounted for using a fair-value-based method with compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123R also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R is effective as of the first annual period beginning after June 15, 2005. As a result, we have adopted SFAS No. 123R effective as of July 1, 2005. SFAS No. 123R offers alternative methods for determining the fair value of share based compensation. At the present time, we have not yet determined which alternative method we will use. Regardless of the method we choose to implement, SFAS No. 123R will result in increased compensation expenses in our reported consolidated results of operations. However, we are not able at this time to predict whether the increased compensation expense will be material as that will depend on, among other things, the number or amount of the share-based compensation we award and the prices of our common stock in the future.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning July 1, 2005.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2005, we had $65,439,000 in cash and cash equivalents, primarily invested in a bank certificates of deposit, a money market fund and high grade commercial paper. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2005, and the results of their consolidated operations and their consolidated cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Collectors Universe, Inc. and subsidiairies for the year ended June 30, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Collectors Universe, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2005, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheet of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index in Part IV, Item 15(A) (2) for the two years in the period ended June 30, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended June 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 23, 2004

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$65,439	$21,454
Accounts receivable, net of allowance of $38 in 2005 and $30 in 2004	1,508	790
Inventories, net	436	452
Prepaid expenses and other current assets	1,102	781
Customer notes receivable	1,560	-
Refundable income taxes	-	13
Deferred income taxes	2,854	1,174
Receivables from sale of net assets of discontinued operations	63	1,611
Current assets of discontinued operations held for sale	365	1,267
Total current assets	73,327	27,542

Property and equipment, net	857	1,045
Deferred income taxes	1,051	5,205
Other assets	253	165
Non-current assets of discontinued operations held for sale	46	117
	$75,534	$34,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753	$455
Accrued liabilities	1,563	1,351
Accrued compensation and benefits	1,069	936
Deferred revenue	1,001	1,225
Current liabilities of discontinued operations held for sale	27	276
Total current liabilities	4,413	4,243

Deferred rent	386	401
Other long-term liabilities	169	64
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
shares issued: 8,610 in 2005 and 6,338 in 2004;
shares outstanding (net of treasury stock): 8,485 in 2005 and 6,213 in 2004	9	6
Additional paid-in capital	78,594	42,215
Accumulated deficit	(7,016)	(11,834)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders’ equity	70,566	29,366
	$75,534	$34,074

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2005	2004	2003
Net revenues:
Grading, authentication and related services	$33,607	$26,420	$20,337
Cost of revenues:
Cost of grading, authentication and related services	12,239	10,322	8,754
Gross profit	21,368	16,098	11,583
Operating expenses:
Selling and marketing expenses	3,534	3,165	2,615
General and administrative expenses	10,367	8,664	8,871
Settlement of lawsuit	500	-	-
Impairment of goodwill	-	-	6
Total operating expenses	14,401	11,829	11,492
Operating income	6,967	4,269	91
Interest income, net	906	135	94
Other income (expense), net	26	(25)	(6)
Income before provision (benefit) for income taxes	7,899	4,379	179
Provision (benefit) for income taxes	3,141	1,581	(557)
Income from continuing operations	4,758	2,798	736
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes) (see note 3)	60	(1,068)	(2,202)
Cumulative effect of accounting change (net of income tax benefit of $4,511)	-	-	(8,973)
Net income (loss)	$4,818	$1,730	$(10,439)

Net income (loss) per basic share:
Income from continuing operations	$0.68	$0.45	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)		-	(1.45)
Net income (loss)	$0.69	$0.28	$(1.68)

Net income (loss) per diluted share:
Income from continuing operations	$0.64	$0.44	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)	-	-	(1.43)
Net income (loss)	$0.65	$0.27	$(1.66)
Weighted average shares outstanding:
Basic	7,013	6,170	6,205
Diluted	7,452	6,463	6,294

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

Balance at June 30, 2002	6,381	$6	$41,268	$(3,125)	(125)	$(1,021)	$37,128

Redemption of common stock in satisfaction of note receivable from related party	(130)	-	(386)	-	-	-	(386)
Employee stock purchase plan	3	-	14	-	-	-	14
Exercise of stock options	1	-	2	-	-	-	2
Net loss	-	-	-	(10,439)	-	-	(10,439)
Balance at June 30, 2003	6,255	$6	$40,898	$(13,564)	(125)	$(1,021)	$26,319

Exercise of stock options	204	-	883	-	-	-	883
Tax benefit on exercise of stock options	-	-	342	-	-	-	342
Issuances of stock under stock purchase plan and related compensation expense	12	-	92	-	-	-	92
Net income	-	-	-	1,730	-	-	1,730
Cancellation of stock issued to a former officer	(133)	-	-	-	-	-	-
Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366

Issuance of common stock in public offering (net of expenses)	2,196	2	35,655	-	-	-	35,657
Exercise of stock options	71	1	283	-	-	-	284
Tax benefit on exercise of stock options	-	-	338	-	-	-	338
Issuances of stock under stock purchase plan and related compensation expense	5	-	103	-	-	-	103
Net income	-	-	-	4,818	-	-	4,818
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,758	$2,798	$736
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	443	647	650
Impairment of goodwill	-	-	6
Stock-based compensation expense	33	50	-
Interest on note receivable from a related party	-	-	(9)
Provision for bad debts	38	31	-
Provision for inventory write-down	-	53	-
(Gain) loss on sale of property and equipment	(10)	25	5
Deferred income taxes	2,812	1,496	(1,300)
Changes in operating assets and liabilities:
Accounts receivable	(756)	(367)	264
Inventories	16	(325)	4
Prepaid expenses and other	(321)	(143)	(216)
Notes receivable	-	-	22
Refundable income taxes	13	1,170	8
Other assets	(88)	29	13
Accounts payable and accrued liabilities	510	(364)	639
Accrued compensation and benefits	133	446	(192)
Deferred revenue	(224)	448	98
Deferred rent	(15)	10	110
Other long-term liabilities	105	64	-
Net cash provided by operating activities	7,447	6,068	838

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	11	83	-
Capital expenditures	(256)	(538)	(297)
Advances on customer notes receivable	(6,078)	-	-
Proceeds from collection of customer notes receivable	4,518	-	-
Collections on notes receivable from related parties	-	-	3
Cash received from sale of net assets of discontinued operations	1,548	2,307	-
Net cash provided by (used in) investing activities	(257)	1,852	(294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	70	60	14
Proceeds from sale of common stock, net	35,657	-	-
Proceeds from exercise of stock options	284	864	2
Net cash provided by financing activities	36,011	924	16

Discontinued operations:
Net cash provided by (used in) discontinued operations	784	8,128	(1,025)

Net increase (decrease) in cash and cash equivalents	43,985	16,972	(465)
Cash and cash equivalents at beginning of year	21,454	4,482	4,947
Cash and cash equivalents at end of year	$65,439	$21,454	$4,482

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended June 30
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$213	$14	$-
Interest paid	$3	$2	$3

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
See note 2, Supplemental Schedule of Non-Cash Transactions

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Nature Of Business

Organization

Collectors Universe, Inc. (“We,”“us,” the “Company” or “Collectors Universe”) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (“PCGS”) to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the PCGS’ basis as the transaction represented a transfer of assets and liabilities between entities under common control.

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. (“Lyn Knight”) and Kingswood Coin Auctions, LLC (“Kingswood”) and the minority ownership interests in Superior Sportscard Auctions, LLC (“Superior”) and Internet Universe, LLC (“IU”), both of which were majority-owned subsidiaries of PCGS at the time these acquisitions were consummated. See note 3, Discontinued Operations.

In fiscal 2005, Collectors Finance Corporation (“CFC”) began operations as a 100% subsidiary of the Company to engage in the business of making short-term loans to collectibles dealers pursuant to a Dealer Financing Program. Under that program, CFC offers short-term loans to established collectibles dealers. The loans are secured by the delivery of coins or other collectibles to us. In March 2005, CFC received a California Finance Lenders License.

Nature of the Business

We are a collectibles company engaged in the provision of authentication, grading and related services for high-end collectibles. We provide authentication and grading services for rare coins, vintage U.S. paper currency, sportscards, stamps and for sports memorabilia and autographs. We also publish magazines that provide market prices and information for certain collectibles and sell advertising on our websites and in those magazines.

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

On December 4, 2003, our Board of Directors adopted a plan to focus the Company’s financial and management resources and collectibles expertise, on the operations and growth of its authentication and grading businesses, by divesting the collectibles auctions and direct sales businesses comprising its collectibles sales segment. As a result, in the accompanying consolidated financial statements, the assets and related liabilities of the collectibles sales segment have been classified as held for sale and the related operating results have been classified as discontinued operations in accordance with SFAS 144 (see note 3).

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries. In 2004, the Company disposed of the businesses comprising its collectibles sales segment and, accordingly, the assets and liabilities of those businesses have been classified as held for sale and their related operating results (including the gains or losses recognized on the sales of those businesses) have been classified as discontinued operations. See note 3.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At June 30, 2005, cash and cash equivalents included approximately $60 million of trading securities, primarily comprising high quality commercial paper and certificates of deposit issued by U.S. or foreign companies. The minimum credit quality of the portfolio must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities are carried at market value in the accompanying consolidated balance sheet at June 30, 2005. Unrealized gains on such trading securities were approximately $106,000 at June 30, 2005.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. Through September 30, 2004, the Company had invested its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy to invest its excess cash in a portfolio of high quality U.S. dollar-denominated money market type or similar securities, and appointed a new portfolio manager. At June 30, 2005, the Company’s excess funds of approximately $63 million were primarily invested in certificates of deposit, in a money market fund, and in high quality commercial paper. In addition, at June 30, 2005, the Company had approximately $2 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. At June 30, 2005 and 2004, accounts receivable from one customer represented 46% and 24% of the Company’s total accounts receivable balances. We perform an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may offset the ability of the debtor to pay their account receivable balances. Based on such review, we make an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $38,000 and $30,000 at June 30, 2005 and June 30, 2004, respectively.

Customers. The authentication and grading of collectible coins accounted for approximately 69%, 66% and 60% of our net revenues for the years ended June 30, 2005, 2004 and 2003, respectively.

Customer Notes Receivable. During the year ended June 30, 2005, we made short term advances, in an aggregate principal amount of $6,078,000 (of which $4,518,000 had been repaid by June 30, 2005) to two collectibles dealers who have been long time customers. We perform an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due notes and economic conditions or trends that may offset the ability of the debtor to pay their customer notes receivable balances.

Suppliers. We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company. However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although, we do not have back-up dies for some of our high volume injection-molded parts and we rely on one supplier for these requirements, we believe that this supplier maintains a large enough inventory of the injection-molded parts to allow time for us to have new molds manufactured for use by other suppliers.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, customer notes receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying value of trading securities included in cash and cash equivalents approximate fair value based on quoted market prices for these investments.

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses. We account for those collectibles inventories under the specific identification method. Inventories are valued at the lower of cost or market. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $34,000 and $53,000 at June 30, 2005 and 2004, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. During the year ended June 30, 2003, the Company determined that a covenant not-to-compete obtained in connection with an acquisition of a collectibles sales business was impaired. Accordingly, the Company wrote-off the unamortized balance of $18,000. Such amount is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended June 30, 2003 (note 3). In the fiscal year ended June 30, 2003 the Company also recorded impairment charges for goodwill, as discussed further in this Note 2. No long-lived asset impairments were identified at June 30, 2005 or 2004.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency and stamps. Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property are recorded as costs of revenues, net of amounts received from such customers.

Warranty Costs

We offer a warranty covering the coins and sportscards we authenticate and grade and, beginning in the fourth quarter of 2005, we began offering a similar warranty on the stamps and currency that we authenticate and grade. Under the warranty, if any coin, sportscard, stamp or currency that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the coin, sportscard, stamp or currency or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the coin, sportscard, stamp or currency, upon resubmittal to us, is not in the same tamper-evident clear plastic holder in which it was placed at the time we last graded it or shows signs of tampering. We accrue for estimated warranty costs based on historical trends and related experience.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $260,000, $149,000 and $123,000 in the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation

During the three year period ended June 30, 2005, we accounted for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we have provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123, Stock Based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead will require that such transactions be accounted for using a fair-value-based method and that the compensation costs related to share-based payments be recognized in the financial statements. SFAS No. 123R also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R is effective as of the first annual period beginning after June 15, 2005. As a result, we have adopted SFAS No. 123R effective as of July 1, 2005. SFAS No. 123R offers alternative methods for determining the fair value of share based compensation grants. At the present time, we have not yet determined which alternative method we will use. Regardless of the method we choose to implement, SFAS No. 123R will result in increased compensation expenses in our reported consolidated results of operations.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	(in thousands, except per share data)
	June 30
	2005	2004	2003

Net income (loss), as reported	$4,818	$1,730	$(10,439)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	20	50	--
Deduct: total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(791)	(402)	(262)
Pro forma net income (loss)	$4,047	$1,378	$(10,701)

Net income (loss) per common share - basic
As reported	$0.69	$0.28	$(1.68)
Pro forma	$0.58	$0.22	$(1.72)

Net income (loss) per common share - diluted
As reported	$0.65	$0.27	$(1.66)
Pro forma	$0.54	$0.21	$(1.70)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	June 30
	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	75.0%	73.0%
Risk-free interest rate	3.6%	1.7%	2.0%
Expected lives	2.0 years	2.0 years	2.0 years

We account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, or (ii) the date on which it is probable that performance will occur, or (iii), if different, the date on which the compensation has been earned by the non-employee. No equity instruments have been issued to non employees for goods or services during fiscal 2003, 2004 or 2005.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. However, options with exercise prices that exceed the average market price of the Company’s shares for the period for which the calculation of diluted net income (loss) per share is made are disregarded, because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	2005	2004	2003
Income from continuing operations	$4,758	$2,798	$736
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	60	(1,068)	(2,202)
Cumulative effect of accounting change (net of income taxes)	-	-	(8,973)
Net income (loss)	$4,818	$1,730	$(10,439)

Net income (loss) per basic share:
From continuing operations	$0.68	$0.45	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)	-	-	(1.45)
Net income (loss)	$0.69	$0.28	$(1.68)

Net income (loss) per diluted share:
From continuing operations	$0.64	$0.44	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)	-	-	(1.43)
Net income (loss)	$0.65	$0.27	$(1.66)

Weighted-average shares outstanding:
Basic	7,013	6,170	6,205
Diluted	7,452	6,463	6,294

Options and warrants to purchase approximately 406,000, 624,000 and 646,000 shares of common stock for the years ended June 30, 2005, 2004 and 2003, respectively at exercise prices up to $30.52 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price for the respective period.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Computer Software Development Costs

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs to obtain or develop software used for internal purposes. For fiscal years 2005, 2004 and 2003, the Company capitalized $0, $119,000 and $0, respectively. During the years ended June 30, 2005, 2004 and 2003, amortization of software development costs was $35,000, $67,000 and $115,000, respectively, based upon a two-year amortization period.

Change in Accounting for Goodwill and Other Intangible Assets

Effective July 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required us, in the year of its adoption, to perform a transitional goodwill impairment test to be measured as of the beginning of that fiscal year. As required by SFAS No. 142, the test was conducted at a “reporting unit” level and involved a comparison of each reporting unit’s fair value to its carrying value. We determined that our reporting units were our operating segments that were aggregated into reporting segments. The measurement of value for each reporting unit was based on a weighting of a combination of valuation approaches, including discounted cash flows and multiples of earnings before interest, taxes, depreciation and amortization. Upon adoption of SFAS No. 142, we completed a transitional impairment test and concluded that certain of our goodwill was impaired, resulting in a non-cash, after-tax charge of $8,973,000. The charge has been recorded as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended June 30, 2003.

The following is a summary of the transitional impairment charge by segment and reporting unit, net of a related $4,511,000 tax benefit (in thousands):

Reportable Segments	Reporting Unit	Charge
Discontinued operations - collectible sales	Bowers and Merena	$7,230
	Lyn Knight	1,262
	Odyssey	323
	Superior Sports Auctions	102
Continuing operations - authentication and grading	Professional Stamp Experts	56
		$8,973

Market and economic conditions resulted in impairment to the goodwill allocated to these reporting units.

On June 30, 2003, we tested goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, and concluded that the remaining unamortized goodwill was impaired. The operating profits and cash flows of each of the reporting units were lower than had been expected for fiscal 2003. Based on that trend and a reforecast of the future earnings of those units, the expected present value of future cash flows of each of those reporting units was re-determined, resulting in a pre-tax impairment of $1,477,000. This impairment was recorded as a goodwill impairment charge of $6,000, with the balance of $1,471,000 recorded as part of the loss from discontinued operations in the accompanying consolidated statement of operations for 2003.

Supplemental Schedule of Noncash Transactions

During the year ended June 30, 2003, an officer of the Company transferred to the Company 130,207 shares of the Company’s common stock owned by him, with a fair value of $386,000, in full satisfaction of the then outstanding balance and accrued interest on a note receivable due by the officer to the Company.

In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash impairment charge in the first quarter of fiscal 2003, of $8,973,000, net of a tax benefit of $4,511,000. Such $8,973,000 is classified as a cumulative effect of accounting change in 2003.

As described above, effective June 30, 2003, pursuant to SFAS No. 142, the Company recorded another non-cash goodwill impairment charge of $1,477,000. This charge is classified as $6,000 for goodwill impairment for continuing operations and the balance of $1,471,000 is classified as part of the loss from discontinued operations in the accompanying consolidated statement of operations for 2003.

Effective June 30, 2003, the Company determined that the unamortized balance of a covenant-not-to compete was impaired, resulting in a non-cash impairment charge of $18,000, which is classified as part of the loss from discontinued operations in the accompanying statement of operations for 2003.

During 2004, in connection with the divestiture of the Company’s collectibles auctions and direct sales businesses, the Company sold such businesses for gross proceeds of approximately $2,874,000, of which $2,307,000 and $544,000 were received in 2004 and 2005, respectively. The balances of $567,000 and $23,000 are included as part of the receivables from the sale of discontinued operations in the accompanying balance sheet at June 30, 2004 and June 30, 2005, respectively.

During 2005 and 2004, the Company recorded a tax benefit from the exercise of stock options of $338,000, and $342,000, respectively, which is included as an increase to deferred income taxes, and an increase to additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead will require that such transactions be accounted for using a fair-value-based method with compensation costs related to share-based payments to be recognized in the financial statements. SFAS No. 123R also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R is effective as of the first annual period beginning after June 15, 2005. As a result, we have adopted SFAS No. 123R effective as of July 1, 2005. SFAS No. 123R offers alternative methods of determining the fair value of share-based compensation awards. At the present time, we have not yet determined which alternative method we will use. Regardless of the method we choose to implement, SFAS No. 123R will result in increased compensation expenses in our reported consolidated results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning July 1, 2005.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 and 2004 financial statements to conform to the fiscal 2005 presentation.

3.    Discontinued Operations

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, and to divest the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectibles sales businesses, which included the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions and DHRC, have been classified as held for sale in the accompanying consolidated balance sheets at June 30, 2005 and 2004; and the related operating results have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2005, 2004 and 2003.

On February 19, 2004 we sold the businesses and certain assets of our Bowers & Merena Auction, Kingswood Coin Auction and Superior Sports Auction divisions (collectively the “BK&S Divisions”) to Spectrum Numismatics International, Inc. (“Spectrum”), a subsidiary of Greg Manning Auctions, Inc. We retained ownership of the collectibles inventories and the then outstanding accounts receivables of the BK&S Divisions and Spectrum assumed certain outstanding contractual obligations of those businesses.

The consideration for the sale of those businesses was $2,500,000 in cash. We are entitled to receive an additional consideration in an amount that will be determined on the basis of the future sales revenues of the BK&S Divisions over the two-year period following February 19, 2004. We recorded a pre-tax gain of $1,872,000 on the sale of the BK&S Divisions in the year ended June 30, 2004. We will recognize any additional consideration in future periods as and to the extent the amounts become determinable. However, there was no additional amount received in fiscal 2005.

In furtherance of our strategy to focus our business on the provision of value added collectibles services and to dispose of the collectibles sales businesses, in March 2003 we discontinued the business of selling coins, at retail, under the name “David Hall Rare Coins” (or “DHRC”). In connection with the operation of that business, we had utilized certain intangible assets and trade secrets obtained under a license agreement from an affiliate of David Hall and Van Simmons, two of the Company’s largest stockholders and also two of its directors. In connection with the discontinuance of the DHRC business, and with the approval of the disinterested members of our Board of Directors, we terminated that license agreement. We retained the operating inventory, receivables and liabilities of DHRC at the time of the termination of the license and discontinuance of that business.

In the fourth quarter of 2004, we disposed of our Odyssey related auction and publications businesses for $190,000 cash, of which $130,000 was paid at the time of sale and the remaining $60,000 is payable in eight (8) equal quarterly installments. The aggregate payments received through June 30, 2005, inclusive of the cash received at the time of sale, totaled $167,500. We also accrued for Odyssey’s share of the commissions it generated in a fourth quarter 2004 auction. In addition, we retained certain assets and liabilities of these businesses and we are in the process of liquidating these assets and paying down those liabilities.

On September 17, 2003, we sold certain assets of our currency auction business, operated by a wholly-owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had been president of that subsidiary and had managed that business for the Company. We retained ownership of the inventory of collectible currencies and the then outstanding accounts receivable, and Collectible Properties, Inc. assumed certain outstanding contractual obligations, of this business. The consideration received from that sale was equal to the net book value of the assets sold plus an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc. Through June 30, 2005, we recognized approximately $127,000 in fiscal 2004 and $248,000 in fiscal 2005 of additional consideration based on the revenues of Collectible Properties, Inc. If we receive any additional consideration, it will be recorded at the time the amount of that additional consideration becomes determinable.

The operating results of the discontinued collectible sales businesses included in the accompanying consolidated statements of operations, are as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Net revenues	$472	$27,101	$31,928

Loss from operations	(277)	(3,468)	(3,806)
Gain on sale of discontinued businesses	202	2,245	-
	(75)	(1,223)	(3,806)
Income tax benefit	(135)	(155)	(1,604)
Income (loss) from discontinued operations	$60	$(1,068)	$(2,202)

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying consolidated balance sheets:

	June 30,
	2005	2004
Current assets:
Accounts receivable	$58	$379
Inventories	189	657
Consignment advances	30	45
Notes receivable	88	186
	$365	$1,267
Non-current assets:
Notes receivable, net of current portion	46	117
	$46	$117
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	26	275
	$27	$276

4.	Inventories

 Inventories consist of the following at June 30:
	(in thousands)
	2005	2004
Coins	$276	$253
Other collectibles	37	58
Grading raw materials consumable inventory	157	194
	470	505
Less inventory reserve	(34)	(53)
	$436	$452

Inventory reserve represents valuation allowance on certain items held in inventory.

5.	Customer Notes Receivable

During 2005, we made short-term cash advances to two of our largest customers, secured by certain collectible coins that the customers had submitted to us for authentication and grading. Principal reduction payments are required at the time the Company returns the authenticated and graded coins to the customer. Current advances bear interest at a rate based on the Prime Rate. During the fourth quarter of 2005, our wholly-owned subsidiary, Collectors Finance Corporation, implemented a Dealer Financing Program, pursuant to which it offers short term loans to collectibles dealers with established credit histories that are willing to collateralize the loans with coins or other collectibles delivered to us for authentication and grading. The customers are required to repay the loan at maturity or, if sooner, on return of the coins to them. The total principal amount of advances and short term loans made to customers in 2005 were $6,078,000, of which $4,518,000 had been repaid by June 30, 2005, leaving a remaining unpaid balance as of that date of $1,560,000. See note 9, Line of Credit.

6.	Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2005	2004
Coins and stamp grading reference sets	$62	$57
Computer hardware and equipment	988	997
Computer software	900	867
Equipment	1,330	1,283
Furniture and office equipment	689	659
Leasehold improvements	438	422
Trading card reference library	52	52
	4,459	4,337
Less accumulated depreciation and amortization	(3,602)	(3,292)
Property and equipment, net	$857	$1,045

Depreciation and amortization expense relating to property and equipment for fiscal 2005, 2004 and 2003 was $443,000, $647,000 and $650,000, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:
	(in thousands)
	2005	2004
Warranty costs	$609	$492
Professional fees	211	546
Other	743	313
	$1,563	$1,351

Warranty reserve activity and balances related to fiscal years 2005, 2004 and 2003, were as follows (in thousands):

Warranty reserve, June 30, 2002	$302
Charged to cost of revenues	317
Cash payments	(315)
Warranty reserve, June 30, 2003	304
Charged to cost of revenues	646
Payments	(458)
Warranty reserve June 30, 2004	492
Charged to cost of revenues	530
Payments	(413)
Warranty reserve at June 30, 2005	$609

8.	Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2005	2004	2003
Current:
Federal	$2,738	$1,595	$278
State	63	62	(448)
	2,801	1,657	(170)
Deferred:
Federal	(117)	(216)	146
State	457	140	(533)
	340	(76)	(387)
Total provision (benefit) for income taxes	$3,141	$1,581	$(557)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, was as follows:

	(in thousands)
	2005	2004	2003

Provision at federal statutory rates	$2,685	$1,542	$63
State income taxes (benefit), net	340	132	(644)
Other, net	116	(93)	24
	$3,141	$1,581	$(557)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2005 and 2004, were as follows:

	(in thousands)
	2005	2004
Deferred tax assets:
Supplier compensation costs	$553	$546
Reserves	816	1,295
Goodwill and intangibles	136	156
Net operating loss carryforward	1,504	4,110
State credits	919	944
Other	63	19
Total deferred tax assets	3,991	7,070
Deferred tax liabilities:
State taxes	-	(637)
Property and equipment	(34)	-
Other	(52)	(54)
Total deferred tax liabilities	(86)	(691)
Net deferred tax assets	3,905	6,379
Less: Current portion	(2,854)	(1,174)
	$1,051	$5,205

At June 30, 2005, the Company had federal tax net operating losses of $3,800,000, which can be carried forward through June 30, 2024 and state tax net operating losses of $3,600,000, which will begin to expire in the tax year ending June 30, 2019. In addition, the Company has federal and state Alternative Minimum Tax (AMT) credit carry forwards of $130,000 and $44,000, respectively, and a state tax credit carryforward of approximately $1,060,000 related to California Enterprise Zone Credits. These credits have no expiration dates.

9.	Line of Credit

To provide a source of funds for its Dealer Financing Program, in June 2005 CFC entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer owned loan collateral).

Costs of approximately $330,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit. At June 30, 2005, these costs have been capitalized and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at June 30, 2005. These debt issue costs will be amortized to interest expense over the term of the revolving bank line of credit agreement, which is two years. On a quarterly basis, CFC will incur an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at June 30, 2005.

10.	Employee Benefit Plans

We established an employee benefit plan, effective July 1992, that featured a 401(k) salary reduction provision covering all employees who met the eligibility requirements of the plan. Eligible employees are able to defer up to the lesser of 15% of their base compensation or the statutorily prescribed annual limit.

On July 5, 2000, the Company implemented the 2000 Employee Stock Purchase Plan (the “Plan”) covering all employees who meet certain eligibility requirements. The Plan, which was approved by our stockholders, permitted employees to elect, at the beginning of each six-month period (each, a “purchase period”), to authorize withholdings from payroll of up to 15% of their compensation that would be used to purchase shares of the Company’s common stock at the end of the six-month period. The Plan provided that the purchase price would be 85% of the closing price of the Company’s shares on NASDAQ on (i) the first day of the six-month period, or (ii) the last day of the six-month period, whichever price was lower. Participating employees were entitled to revoke their elections to participate in the purchase of shares at any time prior to the end of a purchase period, in which event the amounts withheld to the date of such revocation were paid to the employee, without interest. This Plan was terminated effective as of July 1, 2005.

During fiscal 2005, 2004 and 2003, we issued 5,000, 12,000 and 3,000 shares of common stock, respectively, under the Plan at an average purchase price of $12.80, $7.94 and $3.22, respectively.

11.	Stockholders’ Equity

Equity Offering

In March 2005, the Company completed a public offering of a total of 3,450,000 shares of its common stock, of which a total of 2,195,856 shares were sold by the Company, and the remaining shares were sold by David G. Hall and Van D. Simmons, at a public offering price of $17.50 per share. Messrs. Hall and Simmons, who founded the Company in 1986, are directors of the Company, and Mr. Hall also is the Company’s President and Chief Operating Officer. The proceeds to the Company net of the underwriting discount and offering expenses of approximately $650,000, were approximately $35,657,000. The Company did not receive any of the net proceeds (representing the public offering price net of underwriting discount) from the sale of shares by Messrs. Hall and Simmons.

Treasury Stock

During fiscal 2001, we repurchased 125,000 shares of our common stock at an aggregate cost of $1,021,000.

Consulting Agreement

In July 1997, we granted options to an individual to purchase 133,000 shares of our common stock at an exercise price of $1.32 per share as consideration for a five-year consulting agreement that commenced on July 1, 1997. The options vested in five annual installments of 20% of the shares beginning on December 31, 1997 and continuing through December 31, 2001. The options will terminate if not exercised by December 31, 2005. No amount was recognized for the value of the options, as the amount was not material.

Supplier Compensation Cost

During fiscal 1999, the Company granted warrants to purchase up to an aggregate of 150,000 shares of common stock, at an exercise price of $20.00 per share, to collectible experts providing content for our websites. These warrants vested immediately and are exercisable over a ten-year term. The fair value of these options was expensed in fiscal 1999, and all of these options are outstanding at June 30, 2005.

12.	Stock Option Plans

In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the “PCGS Plan”). The PCGS Plan, which was assumed by the Company at the time of its acquisition of PCGS, covers an aggregate of 269,250 shares of our common stock. In February 1999, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, entitling them to purchase up to 437,250 shares of our common stock. On December 5, 2000, the stockholders, at the Company’s Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of shares of our common stock that are issuable under this Plan from 437,250 to 749,750 shares.

On December 5, 2003, the stockholders, at the Company’s Annual Meeting, approved the 2003 Incentive Plan (the “2003 Plan”), which authorizes the grant of options, and the issuance of restricted rights, to purchase up to an aggregate of 500,000 shares of the Company’s common stock to officers and other employees, non-employee directors and service providers of the Company and its subsidiaries.

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

The following is a summary of stock option activity for fiscal 2005, 2004 and 2003 under the PCGS Plan, the 1999 Plan and the 2003 Plan. No rights to purchase restricted shares have been granted to date.

	(in thousands, except per share data)
	Number of Shares	Exercise Price Per Share			Weighted-Average Exercise Price Per Share

Options outstanding at June 30, 2002	690	$3.08	-	$30.52	$10.96
Granted	254	2.55	-	4.80	3.40
Cancelled	(241)	3.08	-	30.52	10.83
Exercised	(1)		$3.08		3.08
Options outstanding at June 30, 2003	702	2.55	-	30.52	$8.27
Granted	405	3.79	-	13.73	11.14
Cancelled	(81)	2.79	-	30.52	8.16
Exercised	(204)	2.55	-	8.00	4.25
Options outstanding at June 30, 2004	822	2.55	-	30.52	$10.56
Granted	295	11.58	-	20.10	17.09
Cancelled	(70)	3.08	-	30.52	17.70
Exercised	(71)	2.55	-	12.00	3.99
Options outstanding as June 30, 2005	976	2.55	-	24.00	$12.49

The following table summarizes information about stock options outstanding at June 30, 2005:

(In thousands, except per share data)
			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price

$ 2.55	-	$3.80	184	7.47	$3.32	134	$3.32
$ 5.28	-	$7.60	74	8.22	$7.22	72	$7.27
$ 8.00	-	$12.00	182	8.10	$10.40	73	$9.66
$ 13.24	-	$19.60	432	9.40	$16.10	154	$17.33
	$20.00		65	3.83	$20.00	65	$20.00
$ 20.10	-	$24.00	39	5.76	$22.99	29	$24.00
			976			527

At June 30, 2005 options to purchase a total of 527,000 shares of our common stock were exercisable at a weighted-average exercise price of $11.93 per share. By comparison, at June 30, 2004, exercisable options to purchase a total of 385,000 shares were outstanding at a weighted-average exercise price of $10.17 per share; and at June 30, 2003, exercisable options to purchase a total of 358,000 shares were outstanding at a weighted average exercise price of $9.94 per share.

The weighted-average fair values of stock options granted during fiscal 2005, 2004 and 2003 were $7.20, $4.66 and $1.01 per option share, respectively.

13.	Related-Party Transactions

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For each of the years ended June 30, 2005, 2004 and 2003, the member was paid $31,250, $35,000 and $35,000, respectively, as Board fees; and the professional services firm was paid $588,000, $390,000, and $237,000, respectively, for services rendered.

In May 2003, the Company entered into a license agreement with DHRCC, Inc., which is wholly owned by David Hall and Van Simmons who are two of the Company’s stockholders and two of the directors of the Company. Pursuant to that Agreement, the Company obtained (i) an exclusive license to use, for up to a four year period ending May 31, 2007, a customer list owned and compiled by DHRCC, and certain other intangible assets owned by DHRCC, and (ii) a non-exclusive license to use, in perpetuity, a coin inventory control software program owned by DHRCC, both for use by the Company’s David Hall Rare Coins (“DHRC”) Division, which was engaged in the business of selling collectible coins at retail. Under that agreement, the Company agreed to pay DHRCC, for the use of the DHRCC customer list, a royalty equal to one and one half percent (1.5%) of the net revenues of the Company’s David Hall Rare Coins (“DHRC”) Division, on a quarterly basis, but in no event to exceed (i) twenty percent (20%) of the quarterly pre-tax profits of that division, or (ii) an aggregate of $500,000 per year, whichever was less. The Company also paid DHRCC a one-time fee of $5,000 for use of the other intangible assets licensed by the Company, including the coin inventory software program. The license agreement was terminable by either party at any time, without cause, on 30 days prior written notice to the other. Amounts paid to DHRCC by the Company pursuant to the license agreement totaled $36,000 in fiscal 2003. The license agreement was terminated by the Company as a result of its decision, made in fiscal 2004, to discontinue its collectibles sales businesses. See note 3.

DHRCC had been engaged in the business of selling collectible coins at retail until June 2000. As a result of the Company’s decision to discontinue that business, DHRCC elected to resume selling collectible coins at retail and in connection therewith DHRCC purchased certain fixed assets, that had been used by the Company’s DHRC division, for a purchase price of $13,000, which was equal to the net book value of those assets on the Company’s books at March 31, 2003. DHRCC also has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month. That rent, per square foot, is equal to the rent being paid to the Company by an unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004. Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $40,000 in fiscal 2005 and $13,000 in fiscal 2004.

In connection with its discontinuance of its retail coin sales business, effective March 1, 2004 the Company engaged DHRCC to sell the Company’s remaining inventory of collectible coins that had been held for sale at retail by the Company’s DHRC division. Sales of collectible coins by DHRCC pursuant to this engagement totaled $11,000 and $840,000 for the periods ended June 30, 2005 and 2004, respectively, and the Company paid DHRCC commissions of $1,000 and $84,000 in connection with those sales. At June 30, 2005, and June 30, 2004, accounts receivable balances arising from those sales totaled $0 and $376,000, respectively.

All of the above-described transactions with DHRCC were approved by the disinterested members of the Company’s Board of Directors.

During 2005, the Company charged DHRCC approximately $29,000 for advertising fees, and approximately $26,000 for grading and authentication fees, which were comparable to the fees charged by the Company in the ordinary course of its business to unaffiliated customers for similar services. During 2005, the Company also reimbursed DHRCC for warranty claims of approximately $11,000 in accordance with its standard authentication and grading warranty, and paid DHRCC approximately $9,000 for the purchase of certain coin inventory.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through November 2009. During fiscal 2005, the Company subleased office space that was in excess of its current requirements to an unaffiliated third party and also to a related party (see note 13). Such lease for office space contains escalations over the term of the lease. In accordance with SFAS No. 13, rent expense is recognized on a straight-line basis over the lease period. Total rent expense, net of sublease income, was approximately $1,349,000, $1,462,000 and $1,523,000, respectively, for the years ended June 30, 2005, 2004 and 2003. At June 30, 2005, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $386,000. Effective October 1, 2005, the sublease to the unaffiliated third party will be cancelled. Future minimum lease payments under these agreements are as follows:

	(In thousands)
	Company’s Gross Payment	Sublease Income	Net

2006	$1,181	$89	$1,092
2007	1,206	42	1,164
2008	1,194	44	1,150
2009	1,202	45	1,157
2010	430	16	414
	$5,213	$236	$4,977

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Guarantees

As discussed in note 9, the Company has guaranteed the obligations of CFC under its line of credit. However, since CFC is a wholly-owned, consolidated subsidiary of the Company, its line of credit borrowings, which the Company has guaranteed, are required to be set forth on our consolidated balance sheet. There were no such borrowings outstanding at June 30, 2005.

Indemnification Obligations

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) agreements pursuant to which the Company has sold its discontinued collectibles sales businesses and which require the Company to indemnify the purchasers from certain contingent liabilities that might arise from the operation of those businesses prior to their sale by the Company, which is customary in business sale transactions such as these; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationships as officers or directors of the Company. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments under, and no liabilities have been recorded in the accompanying consolidated balance sheets for these indemnification obligations.

Legal Settlement

As previously reported, the Company was named as a co-defendant in a lawsuit brought by Real Legends Inc, (Plaintiff), against When It Was a Game (“WIWAG”), a sports card dealer. In the lawsuit, Plaintiff was seeking alleged damages to its business of $4 million, alleged to have arisen out of actions taken by WIWAG, together with punitive damages. Plaintiff also alleged that the Company was liable for those damages, because a Company employee had introduced WIWAG to Plaintiff.

On January 26, 2005, the Company and Plaintiff settled that lawsuit. Pursuant to the settlement, all claims against the Company were released by Plaintiff and the Company paid Plaintiff the sum of $600,000 on or about February 23, 2005. The cost of the settlement to the Company, net of $100,000 insurance reimbursement, was $500,000, which was recorded as part of operating expenses in the Company’s consolidated statements of operations for the year ended June 30, 2005.

Other Legal Matters

Bill Miller v. Collectors Universe, Inc. The Company has been named as a defendant in this action, which has been brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. The complaint alleges that the Company had issued certificates of authentication bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute entitles the person whose name, signature or likeness has been misappropriated, in violation of the statute, to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from the unauthorized use that are attributable to the use and are not taken into account in computing the actual damages. Although Plaintiff’s complaint does not state the amount of damages he is seeking, during the discovery phase of the action, plaintiff’s counsel has asserted that he is entitled to recover damages in excess of $10 million based on the assertion that the statue entitles plaintiff to $750 per issued certificate of authenticity. The Company has denied plaintiff’s allegations, including a denial that the use of the certificates was unauthorized and a denial that he has suffered damages, and the Company is vigorously defending against the lawsuit. The Company believes, moreover, that it has meritorious defenses to plaintiff’s claims and that it will not incur any material liability to plaintiff in this action. However, there is little interpretive history with respect to the statute, creating a number of relatively novel factual and legal issues, and for that reason, it is not possible to predict with certainty the ultimate outcome of the trial, which is scheduled to take place in October 2005.

The Company also is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. Management of the Company believes that none of such lawsuits that are currently pending against it is likely to have a material adverse effect on the Company.

15.	Segment, Geographic and Major Customer Information

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

We allocate operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue in any of the years ended June 30, 2005, 2004 and 2003.

	Year Ended June 30 (in thousands)
	2005	2004	2003
Net revenues from external customers
Coins	$23,203	$17,474	$12,171
Sportscards	8,143	7,126	6,946
Other	2,261	1,820	1,220
Total revenue	33,607	26,420	20,337
Operating income before unallocated expenses
Coins	12,183	8,837	6,010
Sportscards	1,344	968	1,000
Other	(704)	(117)	(452)
Total	12,823	9,688	6,558
Unallocated operating expenses	(5,356)	(5,419)	(6,461)
Settlement of lawsuit	(500)	-	-
Goodwill impairment	-	-	(6)
Consolidated operating income	$6,967	$4,269	$91

16.	Quarterly Reports of Operations (unaudited)

	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31 2005	June 30, 2005
Statement of Operations Data:
Net revenues	$6,012	$5,753	$6,896	$7,759	$8,195	$7,982	$8,955	$8,475
Cost of revenues	2,549	2,349	2,597	2,827	2,826	2,998	3,263	3,152
Gross profit	3,463	3,404	4,299	4,932	5,369	4,984	5,692	5,323
SG&A expenses	2,766	2,925	2,923	3,215	3,244	3,040	3,464	4,153
Settlement of lawsuit	-	-	-	-	-	500	-	-
Operating income	697	479	1,376	1,717	2,125	1,444	2,228	1,170
Interest and other income (expense), net	-	(5)	7	108	64	112	225	531
Income before income taxes	697	474	1,383	1,825	2,189	1,556	2,453	1,701
Provision for income taxes	313	170	592	506	878	628	981	654
Income from continuing operations	384	304	791	1,319	1,311	928	1,472	1,047
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	47	(782)	201	(534)	(69)	(7)	(3)	139
Net income (loss)	$431	$(478)	$992	$785	$1,242	$921	$1,469	$1,186
Net income (loss) per basic share:
Income from continuing operations	$0.06	$0.05	$0.13	$0.21	$0.21	$0.15	$0.21	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.13)	0.03	(0.08)	(0.01)	-	-	0.02
Net income (loss)	$0.07	$(0.08)	$0.16	$0.13	$0.20	$0.15	$0.21	$0.14

Net income (loss) per diluted share:
Income from continuing operations	$0.06	$0.05	$0.13	$0.20	$0.20	$0.14	$0.19	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.01	(0.12)	0.03	(0.08)	(0.01)	-	-	0.01
Net income (loss)	$0.07	$(0.07)	$0.16	$0.12	$0.19	$0.14	$0.19	$0.13

Weighted average shares outstanding
Basic	6,172	6,167	6,135	6,201	6,214	6,242	7,113	8,479
Diluted	6,288	6,391	6,319	6,557	6,569	6,695	7,571	8,902

17.	Subsequent Events

In July 2005, the Company acquired a substantial portion of the assets of CoinFacts.com for $500,000. CoinFacts.com operates an Internet website on which it publishes detailed proprietary information and history on rare U.S. coins.

On September 2, 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”) and a related business for $2,180,000 in cash, of which $1,680,000 was paid at closing, and the balance of $500,000 is payable no later than 60 days from closing. CCE is a subscription-based dealer-to-dealer Internet electronic exchange for third party certified coins.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a Current Report on Form 8-K dated January 26, 2005, on that date we were informed by Deloitte & Touche LLP (“D&T”) that it had decided to resign as the Company’s independent registered public accounting firm upon the completion of D&T’s review of the Company’s interim financial information to be included in its Quarterly Report on Form 10-Q for our second quarter that ended on December 31, 2004. We were informed by D&T that its decision to resign was not the result of any disagreements between us and D&T on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

The audit reports of D&T on our financial statements for fiscal years ended June 30, 2004 and 2003 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from July 1, 2002, the beginning of fiscal 2003, to January 26, 2005, there were no disagreements between us and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to D&T’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During the period from July 1, 2002 to January 26, 2005 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided D&T with a copy of the disclosure we included in our Current Report on Form 8-K reporting its resignation and, at our request D&T furnished us with a letter addressed to the Securities and Exchange Commission stating whether D&T agreed us with the statements that we have made in that Current Report. A copy of D&T’s letter was attached to that Report as Exhibit 16.1.

As also previously reported, in a Current Report on Form 8-K dated February 8, 2005, that we had filed with the Securities and Exchange Commission, the Audit Committee of the Company’s Board of Directors approved the appointment and engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm.

During the period from July 1, 2002 to February 8, 2005 (the date Grant Thornton was engaged), neither the Company, nor anyone acting on its behalf, consulted with Grant Thornton regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S−K.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

    There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

    Management of Collectors Universe, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2005, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2005 which are included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Collectors Universe, Inc. and subsidiaries Management’s Report on Internal Control Over Financial Reporting, that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Collectors Universe, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design of the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Collectors Universe, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Collectors Universe, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated September 2, 2005 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 2, 2005

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2005, for the Company’s 2005 annual stockholders' meeting.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2005 for the Company’s 2005 annual stockholders' meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2005, for the Company’s 2005 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2005

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	976,000	$12.49	190,000
Equity compensation not approved by shareholders (1)	282,000	11.21	-
Total	1,258,000	$12.20	190,000

(1)	Warrants to purchase common stock granted to non-employee service providers in the fiscal years ended June 30, 1997 and 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2005, for the Company’s 2005 annual stockholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2005, for the Company’s 2005 annual stockholders’ meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

    (a)(3)   Exhibits

See Index to Exhibits immediately following the Signature Page of this Report for a list of the Exhibits required, pursuant to Item 601 of Regulation S-K, to be filed with this Report.

	Schedule II Valuation and Qualifying Accounts for Continuing Operations For the Years Ended June 30, 2003, 2004 and 2005
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Deductions	Balance at End of Period

Allowance for doubtful accounts	$45,000	$210,000	$-	$(226,000)	$29,000
Inventory reserve	-	-	-	-	-
Total at June 30, 2003	$45,000	$210,000	$-	$(226,000)	$29,000

Allowance for doubtful accounts	$29,000	$31,000	$-	$(30,000)	$30,000
Inventory reserve	-	-	53,000	-	53,000
Total at June 30, 2004	$29,000	$31,000	$53,000	$(30,000)	$83,000

Allowance for doubtful accounts	$30,000	$17,000	$-	$(9,000)	$38,000
Inventory reserve	53,000	-	26,000	(45,000)	34,000
Total at June 30, 2005	$83,000	$17,000	$26,000	$(54,000)	$72,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC

Date: September 13, 2005	By: /s/ MICHAEL J. LEWIS
Michael J. Lewis, Chief Financial Officer

POWER OF ATTORNEY

 Each person whose signature to this report appears below hereby appoints Michael R. Haynes and Michael J. Lewis, and either of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman/Director	September 13, 2005
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer	September 13, 2005
/s/ DAVID HALL David G. Hall	President and Director	September 13, 2005
/s/ MICHAEL J. LEWIS Michael J. Lewis	Chief Financial Officer (Principal Financial and Primary Accounting Officer)	September 13, 2005
/s/ BEN A. FRYDMAN Ben A. Frydman	Director	September 13, 2005
/s/ VAN D. SIMMONS Van D. Simmons	Director	September 13, 2005
/s/ A.J. BERT MOYER A.J. Bert Moyer	Director	September 13, 2005
/s/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	September 13, 2005

S-1

INDEX TO EXHIBITS

Exhibit No	Description

1.1	Form of Underwriting Agreement.*
1.2
Form of Underwriting Agreement between Collectors Universe and Thomas Weisel Partners LLC, Needham & Company, Inc. and Roth Capital Partners LLC. Incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on February 14, 2005.

3.2
Amended and Restated Certificate of Incorporation of Collectors Universe. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

3.2.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Collectors Universe. Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

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

E-1

INDEX TO EXHIBITS
(Continued)

Exhibit No.	Description

10.26
Non-Competition Agreement dated February 19, 2004 between Collectors Universe, Inc. and Spectrum Numismatics, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 19, 2004).

10.27	Collectors Universe 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.
10.28
Form of Stock Option Agreement for 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.

10.29
Form of Restricted Stock Purchase Agreement for 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.

10.30
Employment Agreement, dated January 1, 2003, between the Company and Michael Haynes. Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

10.30.1
First Amendment to Employment Agreement, dated October 1, 2003, between the Company and Michael Haynes. Incorporated by reference to Exhibit 10.30.1 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

10.30.2
Second Amendment to Employment Agreement, dated November 1, 2004, between the Company and Michael Haynes. Incorporated by reference to Exhibit 10.30.2 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

10.31
2005 Management Bonus Plan. Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on
Form 10-Qfor the quarter ended December 31, 2004, filed with the Commission on February 14, 2005

10.32	Loan and Security Agreement between Collectors Finance Corporation and California Bank & Trust dated as of June 30, 2005.
10.33	Continuing Guaranty issued as of June 30, 2005 by Collectors Universe, Inc. to California Bank & Trust.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.

* Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-2