Form 10-Q
period 2005-09-30
COLLECTORS UNIVERSE INC
filed 2005-11-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ✓  No

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES [ ] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2005
Common Stock $.001 Par Value	8,486,103

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2005 and June 30, 2005
(in thousands, except per share data)
(unaudited)
	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,714	$65,439
Accounts receivable, net of allowance for doubtful accounts of $48 (September) and $38 (June)	1,229	1,508
Inventories, net	437	436
Prepaid expenses and other current assets	1,044	1,102
Customer notes receivable	77	1,560
Deferred income taxes	2,154	2,854
Receivables from sale of net assets of discontinued operations	15	63
Current assets of discontinued operations held for sale	274	365
Total current assets	71,944	73,327
Property and equipment, net	854	857
Goodwill and other intangibles	2,828	79
Deferred income taxes	635	1,051
Other assets	110	174
Non-current assets of discontinued operations held for sale	463	46
	$76,834	$75,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392	$753
Accrued liabilities	2,035	1,563
Accrued compensation and benefits	869	1,069
Deferred revenue	1,250	1,001
Current liabilities of discontinued operations held for sale	37	27
Total current liabilities	4,583	4,413

Deferred rent and other long-term liabilities	572	555
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; issued 8,611 at September 30, 2005 and 8,610 at June 30, 2005	9	9
Additional paid-in capital	78,740	78,594
Accumulated deficit	(6,049)	(7,016)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	71,679	70,566
	$76,834	$75,534

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net revenues	$8,825	$8,195
Cost of revenues	3,316	2,826
Gross profit	5,509	5,369
Selling and marketing expenses	1,089	957
General and administrative expenses	3,145	2,287
Stock-based compensation	132	-
Total operating expenses	4,366	3,244
Operating income	1,143	2,125
Interest income, net	542	66
Other expenses	8	(2)
Income before income taxes	1,693	2,189
Provision for income taxes	(714)	(878)
Income from continuing operations	979	1,311
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(12)	(69)
Net income	$967	$1,242

Net income per basic share :
Income from continuing operations	$0.11	$0.21
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	(0.01)
Net income	$0.11	$0.20

Net income per diluted share:
Income from continuing operations	$0.11	$0.20
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	(0.01)
Net income	$0.11	$0.19

Weighted average shares outstanding:
Basic	8,486	6,214
Diluted	8,806	6,569

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$979	$1,311
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	121	142
Loss on disposal of fixed assets	3	-
Loss on termination of sublease	83	-
Stock-based compensation	132	-
Provision for doubtful accounts	25	2
Deferred income taxes	693	832
Changes in operating assets and liabilities:
Accounts receivable	296	(103)
Inventories	(1)	82
Prepaid expenses and other assets	39	114
Income taxes	-	(10)
Other assets	-	(18)
Accounts payable	(361)	196
Accrued liabilities	(67)	(227)
Deferred rent and other long-term liabilities	17	25
Accrued compensation and benefits	(200)	65
Deferred revenue	176	(6)
Net cash provided by operating activities	1,935	2,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(99)	(64)
Collection of receivables from sales of discontinued businesses	48	801
Purchase of businesses, net of cash acquired	(2,279)	-
Advances on customer notes receivable	(78)	-
Proceeds from collection of customer notes receivable	1,561	-
Net cash (used in) provided by investing activities	(847)	737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14	3
Net cash provided by financing activities	14	3

Discontinued Operations:
Net cash provided by investing activities	173	448

Net increase in cash and cash equivalents	1,275	3,593
Cash and cash equivalents at beginning of period	65,439	21,454
Cash and cash equivalents at end of period	$66,714	$25,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3	$-
Income taxes paid	$16	$10

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$515	-
Cash paid	(515)	-

Effective September 2, 2005, the Company acquired CCE in a transaction summarized as follows:
Fair value of net liabilities assumed	(70)	-
Deferred taxes recognized at acquisition	(423)	-
Transition costs	27	-
Intangible assets	947	-
Fair value of CTP, including net assets	501	-
Goodwill	1,282	-
Purchase price, net of cash acquired	(2,264)*	-

* $500,000 of the purchase price was payable subsequent to September 30, 2005 and is included in accrued liabilities at September 30, 2005.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). All intercompany transactions and accounts have been eliminated. In July 2005, the Company purchased substantially all the assets of CoinFacts.com, and in September 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”) and a related business. Such acquisitions have been consolidated at the date of acquisition (see note 2).

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Amounts related to disclosure of June 30, 2005 balances within these interim condensed consolidated financial statements were derived from the aforementioned Form 10-K.

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

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. As of September 30, 2005, the Company does not believe there have been any impairment of its long-lived assets. There can be no assurance, however, that there will be no impairment of the Company’s long-lived assets in the future.

Stock-Based Compensation

At September 30, 2005, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the three months ended September 30, 2004, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) Share-Based Payments, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the three months ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The method of calculating stock-based compensation under SFAS 123(R) is consistent with the method used to compute stock-based compensation under SFAS 123, except under SFAS 123(R), we are required to estimate forfeitures, which we were not required to estimate under SFAS 123. We estimated forfeitures to be 4%.

For the three months ended September 30, 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumption used:

Dividend yield                         0%
Expected volatility                 78%
Risk-free interest rate    3.9%
Expected lives        2 years

At June 30, 2005, the Company had 443,000 unvested options with a grant date weighted average fair value of $4.67, and at September 30, 2005, there were 445,000 unvested options with a weighted average fair value of $4.71.  The Company granted 10,000 options during the quarter.

As a result of adopting SFAS No. 123(R) on July 1, 2005, the company’s income before income taxes and net income for the three months ended September 30, 2005 is $132,000 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three months ended September 30, 2005 would have been $0.13 and $0.12,

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net income per share of $0.11 and $0.11, respectively.

The total amount of compensation cost related to non-vested awards not yet recognized at September 30, 2005, was $1,673,000, and such amount will be recognized as compensation expense assuming the employees to whom the options were granted continue to be employed by the Company, as follows:

FY 2006	$403,000
FY 2007	520,000
FY 2008	488,000
FY 2009	259,000
FY 2010	3,000
Total	$1,673,000

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the three months ended September 30, 2005.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures required by SFAS No. 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and net income per share for the three months ended September 30, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

Three Months Ended September 30,
2004
Net income, as reported	$1,242
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(40)
Pro forma net income	$1,202

Net income per common share - basic:
As reported	$0.20
Pro forma	$0.19

Net income per common share - diluted:
As reported	$0.19
Pro forma	$0.18

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of each option grant during the three months ended September 30, 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used:

Dividend yield                    0%
Expected volatility            72%
Risk-free interest rate       2.4%
Expected lives                   2 years

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. At September 30, 2005, the Company’s funds of approximately $64 million were primarily invested in high quality commercial paper, certificates of deposit and a money market fund. In addition, at September 30, 2005, the Company had in excess of $2 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. At September 30, 2005 and June 30, 2005, one customer accounted for approximately 31% and 46%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may offset the ability of the debtor to pay their account receivable balances. Based on such review, the Company makes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $48,000 at September 30, 2005.

Customers. The authentication and grading of collectible coins accounted for approximately 65% and 68% of our net revenues for the three months ended September 30, 2005 and 2004, respectively.

Customer Notes Receivables. At June 30, 2005, the Company had short term customer notes receivable balances outstanding in an aggregate principal amount of $1,560,000 to two collectibles dealers who are long time customers. Such customer notes receivables were fully repaid in the three months ended September 30, 2005. In addition, one new advance of $77,000 was made in the three months ended September 30, 2005, and such advance is repayable in August 2006. We perform an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due notes and economic conditions or trends that may adversely affect the ability of the debtor to pay their customer notes receivable.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning July 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operation.

2.    BUSINESS ACQUISITIONS

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an internet website on which it publishes detailed proprietary information and history on U.S. Coins. The results of CoinFacts have been consolidated from the date of acquisition.

On September 2, 2005, the Company acquired all of the common stock of Certified Coin Exchange (“CCE”) and all of the common stock of a related business (“CTP”) for an aggregate purchase price of $2,180,000, of which $1,680,000 was paid in cash at closing. The remaining balance of $500,000, which was paid after September 30, 2005, was included in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2005. CCE is a subscription-based dealer-to-dealer internet bid-ask market for third-party certified coins. CCE’s operating results have been consolidated in to our operating results from the date of its acquisition.

The Company intends to, and is in the process of selling CTP. In accordance with SFAS 144, the assets of CTP are classified as held for sale in the accompanying condensed consolidated balance sheet at September 30, 2005 and are stated at fair value, less disposal costs, and the results of operation of CTP from the date of acquisition through September 30, 2005, are classified as part of the loss from discontinued operations for the three months ended September 30, 2005.

The Company has performed an initial and preliminary purchase price allocation with respect to these acquisitions in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill. Goodwill is evaluated at least annually for impairment, or more frequently, if the acquirer believes that the goodwill has been impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment.

The Company performed an initial and preliminary purchase price allocation as set forth in the following table:

	(in thousands)
	CCE	Coin Facts	Total
Cost of Investment:
Purchase Price	$2,180	$500	$2,680
Other direct costs	135	15	150
	2,315	515	2,830
Value Assigned to Assets and Liabilities:
Current assets	93	-	93
Current liabilities	(39)	-	(39)
Deferred revenue	(73)	-	(73)
Assets held for sale	501	-	501
Deferred taxes	(423)	-	(423)
Transition services	27	-	27

Intangible Assets with Finite Lives
Customer list	676	-	676
Software	207	-	207
Covenants not to compete	25	-	25

Intangible Assets with Indefinite Lives:
Trade name and marks	39	-	39

Excess of purchase price over fair value of net assets acquired (goodwill)	$1,282	$515	$1,797

The intangible assets with finite lives will be amortized over their estimated useful lives, as follows:

Customer List	15 years
Software	5 years
Covenant not to compete	5 years

Based on these useful lives, annual amortization for each of the next five years will be approximately $91,000.

The following pro forma financial data presents the unaudited pro-forma consolidated statements of income for the Company for the three month periods ended September 30, 2005 and 2004 based on the assumption that the Coinfacts and CCE acquisitions had both been consummated on July 1, 2004, rather than on the actual dates of their acquisition. These pro forma unaudited statements of income do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2005 and are not necessarily indicative of the Company’s results of operations for any subsequent interim period in the current fiscal year or in any subsequent year.

	(in thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2005	2004
Revenue	$9,041	$8,398
Operating income	1,206	2,183
Interest income, net	542	66
Other income (expense), net	8	(2)
Income before provision for income taxes	1,756	2,247
Provision for income taxes	(738)	(899)
Income from continuing operations	1,018	1,348
Income from discontinued operations	10	(33)
Net income	1,028	1,315

Net income per diluted share:
Income from continuing operations	$0.12	$0.21
Income (loss) from discontinued operations	$0.00	$(0.01)
Net income	$0.12	$0.20

3.    CASH AND CASH EQUIVALENTS

At September 30, 2005, cash and cash equivalents included approximately $62 million of securities primarily comprising high-quality commercial paper, and certificates of deposit issued by U.S. or foreign companies. The minimum credit quality of the commercial paper portfolio funds in a money market account must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities are carried at market value in the accompanying condensed consolidated balance sheet at September 30, 2005. Unrealized gains on such trading securities were approximately $110,000 for the three months ended September 30, 2005.

4.    INVENTORIES

Inventories consist of the following:
	(in thousands)
	September 30,	June 30,
	2005	2005
Coins	$280	$276
Other collectibles	41	37
Grading raw materials consumable inventory	154	157
	475	470
Less inventory reserve	(38)	(34)
Inventories, net	$437	$436

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	September 30,	June 30,
	2005	2005
Coins and Stamp grading reference sets	$62	$62
Computer hardware and equipment	1,042	988
Computer software	902	900
Equipment	1,332	1,330
Furniture and office equipment	727	689
Leasehold improvements	438	438
Trading card reference library	52	52
	4,555	4,459
Less accumulated depreciation and amortization	(3,701)	(3,602)
Property and equipment, net	$854	$857

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	(in thousands)
	September 30,	June 30,
	2005	2005
Warranty Costs	$583	$609
Professional fees	400	211
Amount due for acquisition (note 2)	500	-
Other	552	743
	$2,035	$1,563

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2005 and 2004 (in thousands):

	(in thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2005	2004
Warranty reserve, beginning of period	$609	$492
Charged to cost of revenue	116	143
Payments	(142)	(33)
Warranty reserve, end of period	$583	$602

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2005 and June 30, 2005 and condensed consolidated statements of operations for the three-month periods ended September 30, 2005 and 2004. The Company sold or otherwise disposed of all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

In addition, as discussed in note 2 above as part of the acquisition of CCE, the Company acquired the common stock of CTP, which the Company intends to and is in the process of selling. Such sale is expected to be finalized in the second quarter of fiscal 2006.

The operating results of the discontinued collectible sales businesses, and those of CTP since the date of its acquisition, that are included in the accompanying consolidated condensed statements of operations, are as follows (in thousands):

	(in thousands)
	Three Months Ended September 30,
	2005	2004
Net revenues	$61	$255

Loss from operations	(36)	(234)
Gain on sale of discontinued businesses	4	119
	32	(115)
Income tax benefit	20	46
Net loss from discontinued operations	$(12)	$(69)

The loss from discontinued operations in the three months ended September 30, 2005 includes bad debt expenses of approximately $73,000 related to a note receivable that became uncollectible in the period.

The gains realized on sales of discontinued businesses in the three-month periods ended September 30, 2005 and September 30, 2004 related to contingent consideration that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	September 30, 2005	June 30, 2005
Current assets:
Accounts receivable	$3	$58
Inventories	189	189
Consignment advances	30	30
Notes receivable	52	88
	$274	$365
Non-current assets:
Goodwill and other intangibles	463	-
Notes receivable, net of current portion	$-	$46
	$463	$46
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	36	26
	$37	$27

8.	INCOME TAXES

Income tax expense was provided for at rates of 42% and 40% for the three-month periods ended September 30, 2005 and September 30, 2004, respectively. The increased rate, in 2005, reflects the expected federal and state statutory rate of approximately 40% adjusted for certain permanent tax differences related to stock compensation expense for incentive stock options that are not allowable for income tax purposes.

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three-month periods ended September 30, 2005 and 2004, respectively, are computed as follows:

	(in thousands, except share data)
	Three Months Ended September 30,
	2005	2004
Income from continuing operations	$979	$1,311
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(12)	(69)
Net income	$967	$1,242

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.11	$0.21
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	(0.01)
Total	$0.11	$0.20

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.11	$0.20
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	(0.01)
Total	$0.11	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,486	6,214
Effect of dilutive share	320	355
Diluted	8,806	6,569

Options and warrants to purchase approximately 745,000 shares of common stock for the three months ended September 30, 2005 and approximately 530,000 for the three months ended September 30, 2004 at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because the options’ and warrants’ exercise prices were greater than the average market price for the respective periods.

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

For our continuing operations, we operate principally in three reportable service segments: coins, sportscards and other high-end collectibles. Services provided by these segments include authentication, grading, publication advertising and subscription-based revenues.

BUSINESS SEGMENTS (continued)

We allocate operating expenses to each service segment based upon activity levels. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States.

	Three Months Ended September 30,
	2005	2004
Net revenues from external customers
Coins	$5,753	$5,608
Sportscards	2,106	2,047
Other	966	540
Total revenue	$8,825	$8,195
Operating income before unallocated expenses
Coins	2,733	2,827
Sportscards	321	338
Other	60	(91)
Total	3,114	3,074
Unallocated operating expenses	(1,839)	(949)
Stock-based compensation	(132)	-
Consolidated operating income	$1,143	$2,125

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customers owned loan collateral).

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit. At September 30, 2005, these costs have been capitalized and are being amortized to net interest expense for CFC, which is included in net revenues in the condensed consolidated statements of operations for the three months ended September 30, 2005. The unamortized amount of such costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2005. On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at September 30, 2005.

12.	LEGAL MATTERS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company is a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. The complaint alleges that the Company had issued authentication certificates bearing plaintiff’s name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that are attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied plaintiff’s allegations and has asserted that plaintiff is not entitled, under the statute, to any recovery in excess of his actual damages and that, in any event, he had not suffered any damages as a result of the issuance of the certificates.

On November 7, 2005, the jury made a finding of fact that the Company had issued 14,060 certificates bearing the plaintiff’s signature without his consent. The jury also found that the profit attributable to the Company’s use of those certificates was $14,060, or $1.00 per certificate, and that the Company must compensate plaintiff for that profit. However, despite the jury’s finding, the case is not yet concluded and no judgment has been entered, because the Judge in the action must still rule on the question of whether the California statute entitles plaintiff to recover amounts in excess of the $14,060 in profits. Plaintiff’s counsel has taken the position that his client is entitled to recover damages in excess of $10 million based on the assertion that the statute entitles plaintiff to $750 for each certificate issued without plaintiff’s consent. The Company, on the other hand, has asserted that, under the statute, its liability is limited to amounts approximating the $14,060 in profits awarded by the jury and the Company believes that it will not incur any material liability to plaintiff in this action. However, there is little interpretive history with respect to the statute, creating a number of relatively novel legal issues. As a result, it is not possible to predict, with certainty, how the Judge will ultimately rule on the issue of damages.

Other Legal Actions. The Company is named, from time to time, as a defendant in lawsuits that arise in the ordinary course of its business. Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

13.	SUBSEQUENT EVENTS

On November 7, 2005, the Company acquired the outstanding common stock of Gem Certification & Appraisal Lab (GCAL), an international forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (DPL), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (GAA). The Company paid an aggregate acquisition price of $3 million in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor.”

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

On July 14, 2005, the Company purchased substantially all the assets of CoinFacts.com, which operates an internet website on which it publishes detailed proprietary information and history on U.S. Coins. On September 2, 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer internet bid-ask market for third-party certified coins. The respective operating results of Coinfacts.com and CCE have been consolidated into our operating results from the respective dates of their acquisition. In connection with our acquisition of CCE, we also acquired a related company (“CTP”). We intend to and are in the process of selling CTP and, as a result, the assets of CTP have been classified as held for sale and its results of operations are classified as part of the loss from discontinued operations for the three months ended September 30, 2005.

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

Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by September 30, 2005.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, the assets and related liabilities of the collectible sales businesses and CTP have been classified as held for sale and their related operating results have been classified as discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading and other value-added services provides relatively stable and predictable cash flows, as the fees for most of the grading submissions we receive are prepaid. In the three months ended September 30, 2005 and 2004, respectively, we generated cash of $1,935,000, and $2,405,000, respectively, from the operating activities of our continuing businesses.

During the three months ended September 30, 2005, we generated cash of $173,000 from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales. In addition, we increased our assets held for sale by $501,000 as a result of an acquisition of CTP, which the Company purchased as part of the CCE transaction, but which the Company intends to, and is in the process of selling. As a result, at September 30, 2005, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $737,000, as compared to $411,000 at June 30, 2005.

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

The following table provides information regarding the respective numbers of coins, sportscards, autographs, stamps and currency that were graded or authenticated by us in the quarters ended September 30, 2005 and 2004 and their estimated values, which are the amounts at which those coins, sportscards and stamps were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2005		2004		2005		2004
Coins	395,000	53%	371,000	56%	$352,707	89%	$301,155	91%
Sportscards	283,000	38%	265,000	40%	17,246	5%	16,925	5%
Autographs	55,000	7%	22,000	3%	3,188	1%	9,767	3%
Stamps	9,000	1%	5,000	1%	5,169	1%	4,731	1%
Currency	9,000	1%	-	-	16,009	4%	-	-
Total	751,000	100%	663,000	100%	$394,319	100%	$332,578	100%

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

In addition, from time to time, the Company is required to account for certain one-time transactions in accordance with GAAP. For example, we acquired certain businesses in the three months ended September 30, 2005 and, in accordance with GAAP, we applied the purchase method of accounting to such transactions. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill. Goodwill is evaluated at least annually for impairment, or more frequently, if the acquirer believes that the goodwill has been impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment.

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies. We record revenue at the time of shipment of the graded collectible to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the graded collectible to the dealer.

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

If there were to be an economic downturn or there were to occur other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the sales prices of those collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, as such increases are recorded by charges against income.

Grading Warranty Costs. We offer a warranty covering the coins, sportscards, stamps and currency we authenticate and grade. Under the warranty, if any collectible that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets. Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. The Company does not believe there were any impairment of its long-lived assets as of September 30, 2005. There can be no assurance, however, that there will be no impairment of the Company’s long-lived assets in the future.

Stock-Based Compensation. Effective July 1, 2005, the Company recognizes compensation costs based on the fair value recognition provision of SFAS 123(R), using the Black-Scholes option-pricing method. Under such method, assumptions are made for the expected lives of the options granted, the expected volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, under SFAS 123(R), we estimate forfeitures such that the expense recognized is stated net of such estimated forfeitures. Compensation cost is recognized over the vesting period of such options using the straight-line attribution method.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended September 30,
	2005	2004
Net revenues	100.0%	100.0%
Cost of revenues	37.6%	34.5%
Gross profit	62.4%	65.5%
Operating expenses:
Selling and marketing expenses	12.3%	11.7%
General and administrative expenses	35.6%	27.9%
Stock-based compensation	1.5%	-
Total operating expenses	49.4%	39.6%
Operating income	13.0%	25.9%
Interest income, net	6.1%	0.8%
Other expenses	0.1%	-
Income before provision for income taxes	19.2%	26.7%
Provision for income taxes	(8.1%)	(10.7%)
Income from continuing operations after income taxes	11.1%	16.0%
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.1%)	(0.8%)
Net income	11.0%	15.2%

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value coins, sportscards, autographs, stamps and currency and to a lesser extent revenues from the publication of collectibles magazines, the sale of advertising for placement on our websites and in our magazines, and from subscription-based revenues. Net revenues are determined net of discounts and allowances.

The following tables set forth information regarding the net revenues attributable to the authentication and grading of coins, sportscards and other collectibles (principally autographs and stamps), respectively, in the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Percentage Increase
	2005		2004		2005 over 2004
	Amount	% of Revenues	Amount	% of Revenues
Net Revenues:
Coins	$5,753	65.2%	$5,608	68.4%	2.6%
Sportscards	2,106	23.9%	2,047	25.0%	2.9%
Other collectibles	966	10.9%	540	6.6%	78.9%
Net revenues	$8,825	100.0%	$8,195	100.0%	7.7%

The $630,000 (7.7%) increase in revenues for the three months ended September 30, 2005, compared to the corresponding period of the prior year, reflects a 13% increase in the total number of units graded and authenticated, compared to the corresponding period of the prior year. The number of coins graded and authenticated increased by 6%, compared to the corresponding period of the prior year, while coin revenues increased by 3%, as a result of modern coins representing a higher proportion of units graded than in the corresponding period of the prior year. For other collectibles, the number of units graded and authenticated increased by 170%, while other collectibles revenues increased by 79%. For sportscards, the number of units increased by 7%, while sportscard revenues increased by 3%. We believe the slowing in the rate of growth in coin revenues reflects lower revenues earned by the Company from one of its larger customers due to a serious medical problem. The Company earned approximately 10% from such customer in the three months ended September 30, 2004, compared with approximately 4% in the three months ended September 30, 2005. In addition, we have seen a minor slowdown in the coin market.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues for grading and authentication revenues, primarily consist of labor to grade and authenticate collectibles, production costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. For other revenues, cost of revenue include printing and other direct costs. Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the quarter ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$5,509	62.4%	$5,369	65.5%

The total gross profit margin earned in the three months ended September 30, 2005 was 62.4%, compared with 65.5% in the corresponding period of the prior year. The decline in the gross profit margin in the three months ended September 30, 2005, primarily related to the change in the mix of collectibles authenticated and graded in the quarter and increases in direct costs for coins, consisting of grading and support personnel and security costs totaling approximately $240,000, compared to the corresponding period of the prior year.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three-month period ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
Selling and marketing expenses	$1,089,000	$957,000
Percent of net revenues	12.3%	11.7%

The increase in the dollar amount of selling and marketing expenses in the three months ended September 30, 2005, compared to the same respective period of 2004, was primarily attributable to increases in trade-show related costs of approximately $85,000, attributable to our coin and other collectibles division, and increased sales and marketing and customer service personnel costs of approximately $50,000. Selling and marketing costs are generally higher in the first quarter of the year, because the number of large trade shows held in that fiscal quarter ordinarily exceeds the number held in any of the other fiscal quarters of the year.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended September 30,
	2005	2004
General and administrative expense	$3,145,000	$2,287,000
Percent of net revenues	35.6%	27.9%

In dollar terms, the main components of the increase in G&A expenses in the three months ended September 30, 2005, compared to September 30, 2004, consisted primarily of (i) approximately $360,000 of expenses associated with the audit of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and annual financial statement audit for fiscal year 2005, as such costs are recognized as incurred; (ii) approximately $75,000 of increased finance and internal audit costs associated with supporting the increased compliance of Sarbanes-Oxley Section 404 audit and the continued expansion of the Company’s business; (iii) increased costs incurred of $55,000 for upgrading and expansion of the Company’s internal systems to support the Company’s increased volume of business and entry into new markets; (iv) new business development costs of $136,000, as the Company evaluates and identifies new business opportunities; (v) non-cash costs of $83,000 in connection with the termination of a sublease at the Company’s corporate headquarters; and (vi) increased legal fees of $85,000, primarily in connection with a pending legal proceeding.

Stock-Based Compensation

	Three Months Ended September 30,
	2005	2004
Stock-based compensation	$132,000	$-
Percent of net revenues	1.5%	0%

As discussed in note 1 to the Company’s condensed consolidated financial statements, effective July 1, 2005, the Company adopted SFAS 123(R) for share-based payments, which required the Company to recognize stock-based compensation of $132,000 for the three months ended September 30, 2005.

Stock-based compensation relates to the following:

Cost of revenues	$56,000
Selling and marketing expenses	1,000
General and administrative expenses	75,000
$132,000

Prior to the adoption of SFAS 123(R), we accounted for our stock option plans in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS 123 Accounting for Stock-Based Compensation.

The Company adopted SFAS 123(R) using the modified prospective method, whereby no prior periods are restated; rather the Company will continue to disclose prior period pro forma net earnings and net earnings per share in footnote disclosures.

We will continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instruments is the earliest to occur of (i) the date on which the third-party performance is complete, or (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during fiscal 2005 and 2006.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although there can be awards granted with immediate vesting.

The Company calculates stock-based compensation by estimating the fair value of each option granted using the Black-Scholes option pricing model using various assumptions as discussed in note 1 to the condensed consolidated financial statements. Compensation cost is recognized on a straight-line basis over the vesting period.

For the three months ended September 30, 2005, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R) and compensation costs for options that were granted during the period, prorated from the date of grant to September 30, 2005, adjusted for estimated forfeitures in accordance with SFAS 123(R).

Such method of calculation of stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS 123. We have estimated forfeitures to be 4%, which reduced stock-based compensation cost by $5,000 in the three months ended September 30, 2005.

The total amount of compensation cost related to non-vested awards not yet recognized at September 30, 2005, was $1,673,000, and such amount will be recognized as compensation expense assuming the employees to whom the options were granted continue to be employed by the Company, as follows:

FY 2006	$403,000
FY 2007	520,000
FY 2008	488,000
FY 2009	259,000
FY 2010	3,000
Total	$1,673,000

However, such amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

There were no modifications made to outstanding share options prior to the adoption of SFAS 123(R).

Interest Income, Net

	Three Months Ended September 30,
	2005	2004
Interest income, net	$542,000	$66,000
Percent of net revenues	6.1%	0.8%

Interest income is generated on cash balances that we invest primarily in highly liquid money market accounts, short-term bank certificates of deposit and commercial paper instruments. Interest income, net was $542,000 in the three months ended September 30, 2005, compared with $66,000 in the three months ended September 30, 2004. The increase in interest income in the three months ended September 30, 2005, compared to 2004, resulted primarily from increases in our cash and cash equivalent balances that were attributable to (i) the cash generated from the disposition of our collectibles sales businesses, (ii) the increases in income generated by our authentication and grading businesses, and (iii) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of fiscal 2005, which generated net proceeds to us of $35,657,000. Also contributing to the increase in interest income was an increase in the rates at which we earned interest on our cash and cash equivalent balances.

Income Tax Expense

	Three Months Ended September 30,
	2005	2004
Income tax expense	$714,000	$878,000

The income tax expense recorded in the three months ended September 30, 2005 and 2004 was calculated based on our expected combined federal and state effective income tax rate of approximately 42% for the three months ended September 30, 2005 and 40% for the three months ended September 30, 2004. The increase in the effective rate to 42% reflects increased permanent differences between the Company’s income for book purposes and for tax purposes due to the non-deductibility of compensation costs recognized on incentive stock options, in the three months ended September 30, 2005.

Discontinued Operations

	Three Months Ended September 30,
	2005	2004
Loss from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$(12)	$(69)

The net loss from discontinued operations in the three months ended September 30, 2005 includes the results of CTP from September 2, 2005, which was the date of acquisition through September 30, 2005 and the continued activities associated with the disposition of the assets (consisting primarily of inventories and accounts receivables) of the collectibles sales businesses that we sold. In the three months ended September 30, 2005, the Company recognized a pre-tax bad debt expense of $73,000 in connection with a note receivable of one of our discontinued businesses, that became uncollectible.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $66,714,000, as compared to cash and cash equivalents of $65,439,000 at June 30, 2005. Contributing to that increase were (i) cash generated from operating income attributable to the increases in authentication and grading revenues, and (ii)  cash from collections of customer notes receivable.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of a decline in authentication and grading submissions, we can reduce certain of our variable costs to reduce the impact on our cash flows of such a decline.

During the three months ended September 30, 2005, our operating activities provided net cash of $1,935,000.

Net cash used in investing activities was $847,000 for the three months ended September 30, 2005 and consisted primarily of cash received from the net collections of customer notes receivables of $1,483,000 and collections from the sale of our discontinued businesses of $48,000, offset by capital expenditures of $99,000 and cash paid for acquisitions in the period of $2,279,000.

In the three months ended September 30, 2005, financing activities provided net cash of $14,000 from the exercise of stock options by employees.

We had the following outstanding obligations under operating leases, net of sublease income for years ending June 30:

2006	$1,092,000
2007	1,164,000
2008	1,150,000
2009	1,157,000
2010	414,000
$4,977,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations. We continue to have an obligation to repay any future borrowings under CFC’s $7 million revolving line of credit; however, there were no borrowings outstanding under this line of credit at September 30, 2005.

We plan to use our cash resources to (i) expand existing and implement new marketing programs, (ii) introduce new services for our customers; (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, and (iv) fund working capital requirements, and for other corporate purposes. We also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning July 1, 2006.

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

•	the concentration of revenues from a small number of customers, the loss of any of which could result in a decline in our revenues and income;

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

•
The risk that new service offerings and business initiatives, such as autograph, stamp and paper currency grading services, and our recently inaugurated dealer financing program, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

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

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), in the Section entitled “Factors That Could Affect Our Future Financial Performance” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, as filed with the SEC under the Securities Exchange Act of 1934, as amended and in the Section entitled “Risk Factors” in the Prospectus dated February 16, 2005 that we filed with the SEC under the Securities Act of 1933, as amended.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2005 Annual Report on Form 10-K or our Prospectus dated February 16, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2005, we had $66,714,000 in cash and cash equivalents, primarily invested in high-grade commercial paper, money market funds and certificates of deposit. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company is a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. The complaint alleges that the Company had issued authentication certificates bearing plaintiff’s name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that are attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied plaintiff’s allegations and has asserted that plaintiff is not entitled, under the statute, to any recovery in excess of his actual damages and that, in any event, he had not suffered any damages as a result of the issuance of the certificates.

    On November 7, 2005, the jury made a finding of fact that the Company had issued 14,060 certificates bearing the plaintiff’s signature without his consent. The jury also found that the profit attributable to the Company’s use of those certificates was $14,060, or $1.00 per certificate, and that the Company must compensate plaintiff for that profit. However, despite the jury’s finding, the case is not yet concluded and no judgment has been entered, because the Judge in the action must still rule on the question of whether the California statute entitles plaintiff to recover amounts in excess of the $14,060 in profits. Plaintiff’s counsel has taken the position that his client is entitled to recover damages in excess of $10 million based on the assertion that the statute entitles plaintiff to $750 for each certificate issued without plaintiff’s consent. The Company, on the other hand, has asserted that, under the statute, its liability is limited to amounts approximating the $14,060 in profits awarded by the jury and the Company believes that it will not incur any material liability to plaintiff in this action. However, there is little interpretive history with respect to the statute, creating a number of relatively novel legal issues. As a result, it is not possible to predict, with certainty, how the Judge will ultimately rule on the issue of damages.

ITEM 6.     EXHIBITS

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 9, 2005	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 9, 2005	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1