Form 10-Q
period 2005-12-31
COLLECTORS UNIVERSE INC
filed 2006-02-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES [ ] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2006
Common Stock $.001 Par Value	8,490,041

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$53,694	$65,439
Short-term investments	2,086	-
Accounts receivable, net of allowance for doubtful accounts of $30 (December) and $38 (June)	1,359	1,508
Inventories, net	429	436
Prepaid expenses and other current assets	1,266	1,102
Customer notes receivable	71	1,560
Deferred income taxes	1,541	2,854
Receivables from sale of net assets of discontinued operations	393	63
Current assets of discontinued operations held for sale	209	365
Total current assets	61,048	73,327
Property and equipment, net	1,445	857
Goodwill and other intangibles	14,096	79
Deferred income taxes	679	1,051
Notes receivable from sale of net assets of discontinued operations	365	-
Other assets	110	174
Non-current assets of discontinued operations held for sale	2	46
	$77,745	$75,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,054	$753
Accrued liabilities	1,773	1,563
Accrued compensation and benefits	695	1,069
Deferred revenue	1,175	1,001
Current liabilities of discontinued operations held for sale	26	27
Total current liabilities	4,723	4,413

Deferred rent and other long-term liabilities	438	555
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; shares issued and outstanding of 8,614 at December 31, 2005 and 8,610 at June 30, 2005	9	9
Additional paid-in capital	78,910	78,594
Accumulated deficit	(5,314)	(7,016)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	72,584	70,566
	$77,745	$75,534
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Net revenues	$7,447	$7,982	$16,272	$16,177
Cost of revenues	3,118	2,998	6,490	5,824
Gross profit	4,329	4,984	9,782	10,353
Selling and marketing expenses	918	748	2,008	1,705
General and administrative expenses	3,026	2,292	6,246	4,579
Settlement of lawsuit	-	500	-	500
Total operating expenses	3,944	3,540	8,254	6,784
Operating income	385	1,444	1,528	3,569
Interest income, net	608	110	1,150	174
Other income	8	2	16	2
Income before income taxes	1,001	1,556	2,694	3,745
Provision for income taxes	447	628	1,161	1,506
Income from continuing operations	554	928	1,533	2,239
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	181	(7)	169	(76)
Net income	$735	$921	$1,702	$2,163

Net income (loss) per basic share:
Income from continuing operations	$0.07	$0.15	$0.18	$0.36
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.02	-	0.02	(0.01)
Net income	$0.09	$0.15	$0.20	$0.35

Net income (loss) per diluted share:
Income from continuing operations	$0.06	$0.14	$0.17	$0.34
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.02	-	0.02	(0.01)
Net income	$0.08	$0.14	$0.19	$0.33

Weighted average shares outstanding:
Basic	8,488	6,242	8,487	6,230
Diluted	8,803	6,695	8,806	6,644

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Six Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income from continuing operations	$1,533	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	253
Loss on disposal of fixed assets	3	-
Provision for doubtful accounts	32	5
Loss on termination of sublease	83	-
Stock-based compensation	265	-
Deferred income taxes	1,306	1,431
Changes in operating assets and liabilities:
Short-term investments	(2,086)	(4,125)
Accounts receivable	276	(18)
Inventories	7	67
Prepaid expenses and other current assets	(132)	(235)
Refundable income taxes	-	13
Other assets	-	(17)
Accounts payable	(53)	(43)
Accrued liabilities	(143)	829
Accrued compensation and benefits	(543)	(161)
Deferred rent and other long-term benefits	52	49
Deferred revenue	101	133
Net cash provided by operating activities	962	420

INVESTING ACTIVITIES:
Capital expenditures	(558)	(112)
Collections on receivables on sales of discontinued operations	15	1,069
Purchase of businesses, net of cash acquired	(13,962)	-
Cash received on sale of discontinued businesses	128	-
Advances on notes receivable	(78)	(2,307)
Collection on notes receivable	1,567	611
Net cash used in investing activities	(12,888)	(739)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	51	197
Net cash provided by financing activities	51	197

Net cash provided by operating activities of discontinued operations	130	407

Net increase (decrease) in cash and cash equivalents	(11,745)	285
Cash and cash equivalents at beginning of period	65,439	21,454
Cash and cash equivalents at end of period	$53,694	$21,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8	$-
Income taxes paid	$78	$10

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands, except share data)
(unaudited)

	Six Months Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$515	-
Purchase price	(515)	-

Effective September 2, 2005, the Company acquired Certified Coin Exchange (CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	(19)	-
Deferred taxes recognized at acquisition	(379)	-
Intangible assets	947	-
Fair value of CTP, including net assets	600	-
Goodwill	1,201	-
Purchase price, net of cash acquired	(2,350)	-

Effective November 8, 2005, the Company acquired Gem Certification and Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	150	-
Intangible assets	53	-
Goodwill	3,043	-
Purchase price, net of cash acquired	(3,246)	-

Effective December 22, 2005, the Company acquired the business of Gemprint Corporation in a transaction summarized as follows:
Fair value of net assets acquired	85	-
Intangible assets	3,444	-
Goodwill	4,869	-
Purchase price, net of cash acquired	(8,398)	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the sale of CTP, the company received a note receivable of $458,000.  In addition, the
Company realized a gain of $293,000 on the disposal of one of its collectible sales businesses, which proceeds were received subsequent to December 31, 2005 (see note 7).

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). All intercompany transactions and accounts have been eliminated. Since July 1, 2005, the Company has made a number of acquisitions and disposed of a business related to one of such acquisitions (see note 2 below). These acquisitions have been consolidated from the respective dates of their acquisition and the business disposed of was deconsolidated as of the date of its sale.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, as permitted by the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Amounts related to disclosure of June 30, 2005 balances within these interim condensed consolidated financial statements were derived from the aforementioned Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the classification of stock-based compensation expense which has been classified consistent with cash compensation paid to the same employee, in accordance with Staff Accounting Bulletin No. 107, issued by the Securities and Exchange Commission related to SFAS No. 123(R) (see “Stock-Based Compensation” in this note 1 below).

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, stamps and diamonds. Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for authentication and grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. As of December 31, 2005, the Company does not believe there have been any impairments of its long-lived assets. There can be no assurance, however, that there will be no impairment of the Company’s long-lived assets in the future.

Stock-Based Compensation

At December 31, 2005, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the three and six months ended December 31, 2004, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three and six months ended December 31, 2005 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 4% of the options issued.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

The weighted-average grant date fair value of employee stock options granted during the three and six months ended December 31, 2005 was $5.69, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,	Six Months Ended December 31,
	2005	2005
Dividend yield	0.0%	0.00%
Expected volatility	78.00%	78.00%
Risk-free interest rate	3.9%	3.9%
Expected lives	2.0 years	2.0 years

The Company granted no options in the three months ended December 31, 2005 and a total of 10,000 options during the six months ended December 31, 2005. At June 30, 2005, the Company had 443,000 unvested options outstanding with a grant date weighted-average fair value of $4.67, and at December 31, 2005, there were 397,000 unvested options outstanding with a weighted average fair value of $4.65.

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three and six months ended December 31, 2005 is $133,000 and $265,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three and six months ended December 31, 2005 would have been $0.10 and $0.10, and $0.23 and $0.22, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net income per share of $0.09 and $0.08, and $0.20 and $0.19, respectively.

The total amount of compensation expense related to non-vested awards not yet recognized at December 31, 2005 was $1,530,000 and, assuming the optionees continue to be employed by the Company, that amount will be recognized as compensation expense as follows:

FY 2006	$264,000
FY 2007	516,000
FY 2008	488,000
FY 2009	259,000
FY 2010	3,000
Total	$1,530,000

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the three and six months ended December 31, 2005.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures required by SFAS No. 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and net income per share for the three and six months ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

	(in thousands, except per share data)	(in thousands, except per share data)
	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004
Net income, as reported	$921	$2,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	108	148
Pro forma net income	$813	$2,015

Net income per common share - basic:
As reported	$0.15	$0.35
Pro forma	$0.13	$0.32

Net income per common share - diluted:
As reported	$0.14	$0.33
Pro forma	$0.12	$0.31

The weighted-average grant date fair value of stock options granted during the three and six months ended December 31, 2004 was $8.27 and $7.27, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004
Dividend yield	0.0%	0.0%
Expected volatility	75.00%	74.00%
Risk-free interest rate	3.02%	2.89%
Expected lives	2.0 years	2.0 years

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of stock option activity during the periods indicated below:

	Number Of Shares	Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2004	822	$2.55	-	$30.52	$10.56
Granted	295	11.58	-	20.10	17.09
Cancelled	(70)	3.08	-	30.52	17.70
Exercised	(71)	2.55	-	12.00	3.99
Options outstanding at June 30, 2005	976	2.55	-	24.00	12.49
Granted	10	-	$12.90		12.90
Cancelled	(51)	13.56	-	20.00	13.99
Exercised	(4)	3.08	-	13.73	11.71
Balance at December 31, 2005	931	$2.55	-	$24.00	$12.42

The total pre-tax intrinsic value of options exercised during the three and six months ended December 31, 2005, was $10,000 and $12,000, respectively. The total pre-tax intrinsic value of options exercised during the three and six months ended December 31, 2004 was $576,000 and $589,000, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2005:

(in thousands, except per share data)
Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.55	$3.79	183	6.46	$3.32	$2,343	144	$3.34	$1,843
$ 5.28	$7.60	74	7.21	$7.22	$657	73	$7.24	$645
$ 8.00	$12.00	182	7.09	$10.40	$1,041	91	$9.97	$561
$ 12.90	$18.00	239	8.42	$14.28	$440	76	$15.22	$69
$ 19.60	$24.00	253	6.57	$20.22	$0	185	$20.42	$0
		931		$12.42	$4,481	569	$11.97	$3,118

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $16.12 as of December 31, 2005, which would have been received by the optionees had all of them exercised their options as of that date. At December 31, 2005, options to purchase a total of 569,000 shares of our common stock were exercisable at a weighted-average exercise price of $11.97 per share, of which options to purchase 384,000 shares were in-the-money options. As of June 30, 2005, outstanding options to purchase a total of 527,000 shares of our common stock were exercisable at a weighted-average exercise price of $11.93.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments, Cash, Cash Equivalents and Short-Term Investment Balances. At December 31, 2005, the Company had funds of approximately $54 million, (which was inclusive of a $2,086,000 short-term investment, which had an original maturity of greater than 90 days), which were primarily invested in high quality commercial paper, certificates of deposit and a money market fund. In addition, at December 31, 2005, the Company had approximately $2 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. At December 31, 2005 and June 30, 2005, one customer accounted for approximately 29% and 46%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic and other conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on such review, the Company establishes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $30,000 at December 31, 2005.

Customers. The authentication and grading of collectible coins accounted for approximately 63% and 69% of our net revenues for the six months ended December 31, 2005 and 2004, respectively.

Customer Notes Receivables. At June 30, 2005, the Company had short term customer notes receivable balances outstanding in an aggregate principal amount of $1,560,000 from two collectibles dealers who are long time customers. Those customer notes receivables have been fully repaid in accordance with their terms. At December 31, 2005 there was one note receivable outstanding in the principal amount of $71,000, which is repayable through January 2007. We perform an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due notes and economic conditions or trends that may adversely affect the ability of the debtor to pay their customer notes receivable.

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

2.             BUSINESS ACQUISITIONS

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an internet website on which it publishes detailed proprietary information and history on U.S. Coins. The results of CoinFacts have been consolidated from the date of its acquisition.

On September 2, 2005, the Company acquired all of the common stock of Certified Coin Exchange (“CCE”) and all of the common stock of a related business (“CTP”) for an aggregate purchase price of $2,180,000, of which $1,680,000 was paid in cash at closing and the balance of $500,000 was paid within 60 days thereafter. In addition, there was a provision for a working capital adjustment that was determined to be $37,000. CCE is a subscription-based dealer-to-dealer internet bid-ask market for third-party certified coins. CCE’s operating results have been consolidated into our operating results from the date of its acquisition.

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose and, effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, the results of operations of CTP from the date of acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of the income from discontinued operations from the date of acquisition through November 30, 2005 and the gain on the sale of CTP of $2,000 is included in the gain on the sale of discontinued operations for the three and six months ended December 31, 2005 (see note 7 below).

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (DPL), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (GAA). The Company paid an aggregate acquisition price of $3 million in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” plus the assumption of certain transaction-related costs of $50,000.

On December 22, 2005, the Company completed its acquisition of the business and substantially all of the assets of Gemprint Corporation (“Gemprint”). These assets consist primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “gemprint”) of each diamond that is processed with that technology. The acquisition was consummated pursuant to an asset purchase agreement. Under that agreement, the Company paid a purchase price consisting of $7.5 million in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the gemprint process in excess of 100,000 registrations during any year in the next five years.

GCAL plans to incorporate the gemprint process into its business process, so that each GCAL authenticated and graded diamond will also carry a gemprint image stored in GCAL’s registered database; thereby enabling GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

The Company has performed an initial and preliminary purchase price allocation with respect to each of these acquisitions in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill. Goodwill is evaluated at least annually for impairment, or more frequently, if the Company believes that the goodwill has been impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment.

BUSINESS ACQUISITIONS (CONTINUED)

The Company performed an initial and preliminary purchase price allocation as set forth in the following table:

	(in thousands)
	CCE	Coin Facts	GCAL	Gemprint	Total
Cost of Investment:
Purchase price	$2,217	$500	$3,000	$7,500	$13,217
Liabilities assumed	-		50	114	164
Direct costs	160	15	224	279	678
Investment banking fees	-	-	-	417	417
Lease obligation assumed	-	-	-	88	88
	2,377	515	3,274	8,398	14,564
Value Assigned to Assets and Liabilities:
Current assets	93	-	32	113	238
Fixed assets	-	-	158	81	239
Current liabilities	(39)	-	(12)	(109)	(160)
Deferred revenue	(73)	-	-	-	(73)
Assets Sold: CTP	600	-	-	-	600
Deferred taxes	(379)	-	-	-	(379)
Transition services	27	-	-	-	27
Intangible Assets with Finite Lives
Customer list	676	-	-	-	676
Software/Technology	207	-	-	1,199	1,406
Covenants not to compete	25	-	-	-	25
Patents	-	-	-	1,865	1,865
Intangible Assets with Indefinite Lives:
Trade name and marks	39	-	53	131	223
Database				249	249

Excess of purchase price over fair value of net assets acquired (goodwill)	$1,201	$515	$3,043	$4,869	$9,628

The intangible assets with finite lives will be amortized over their estimated useful lives, as follows:

	CCE	Gemprint
Customer List	15 years	-
Software/Technology	5 years	7 years
Covenant not to compete	5 years	-
Patent	-	20 years

Based on these useful lives, annual amortization for each of the next five years will be approximately $91,000 and approximately $266,000 for CCE and Gemprint, respectively.

The following pro forma financial data presents the unaudited pro-forma consolidated statements of income for the Company for the three and six month periods ended December 31, 2005 and 2004 based on the assumption that the Coinfacts, CCE, GCAL and Gemprint acquisitions had been consummated on July 1, 2004, rather than on the actual dates of their acquisition. These pro forma unaudited statements of income do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2004 and are not necessarily indicative of the Company’s results of operations for any subsequent interim period in the current fiscal year or in any subsequent year.

BUSINESS ACQUISITIONS (CONTINUED)

	(in thousands, except per share data) Pro-Forma Financial Data
	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2005	2004	2005	2004
Revenue	$7,565	$8,451	$16,666	$17,082
Operating income	313	1,461	1,440	3,617
Interest income, net	608	110	1,150	174
Other income (expense), net	8	2	16	2
Income before provision for income taxes	929	1,573	2,606	3,793
Provision for income taxes	(415)	(635)	(1,121)	(1,525)
Income from continuing operations	514	938	1,485	2,268
Income from discontinued operations	181	(4)	182	(37)
Net income	$695	$934	$1,667	$2,231

Net income per diluted share:
Income from continuing operations	$0.06	$0.14	$0.17	$0.34
Income (loss) from discontinued operations	$0.02	$0.00	$0.02	$(0.01)
Net income	$0.08	$0.14	$0.19	$0.34

3.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At December 31, 2005, cash and cash equivalents and short-term investments was $56 million of which securities primarily comprising high-quality commercial paper, and certificates of deposit issued by U.S. or foreign companies was $54 million. The short-term investment of $2,086,000, included in the $54 million, relates to an investment that has an original maturity of greater than 90 days. The minimum credit quality of the commercial paper portfolio must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities are carried at market value in the accompanying condensed consolidated balance sheet at December 31, 2005. Unrealized gains on such trading securities were approximately $136,000 at December 31, 2005.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	December 31,	June 30,
	2005	2005
Coins	$291	$276
Other collectibles	37	37
Grading raw materials consumable inventory	164	157
	492	470
Less inventory reserve	(63)	(34)
Inventories, net	$429	$436

5.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	December 31,	June 30,
	2005	2005
Coins and stamp grading reference sets	$62	$62
Computer hardware and equipment	1,196	988
Computer software	954	900
Equipment	1,806	1,330
Furniture and office equipment	737	689
Leasehold improvements	444	438
Trading card reference library	52	52
	5,251	4,459
Less accumulated depreciation and amortization	(3,806)	(3,602)
Property and equipment, net	$1,445	$857

6.          ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	(in thousands)
	December 31,	June 30,
	2005	2005
Warranty costs	$622	$609
Professional fees	426	211
Other	725	743
	$1,773	$1,563

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2005 and 2004:

	(in thousands)
	Six Months Ended December 31,	Six Months Ended December 31,
	2005	2004
Warranty reserve, beginning of period	$609	$492
Charged to cost of revenue	211	301
Payments	(198)	(107)
Warranty reserve, end of period	$622	$686

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its authentication and grading business, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at December 31, 2005 and June 30, 2005 and condensed consolidated statements of operations for the three and six-month periods ended December 31, 2005 and 2004. The Company sold or otherwise disposed of all of its

DISCONTINUED OPERATIONS (CONTINUED)

collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

In addition, as discussed in note 2 above, as part of the acquisition of CCE, in September 2005 the Company acquired the common stock of CTP. The Company’s intent at the date of acquisition was to dispose of CTP, and the Company disposed of CTP in November 2005. The operating results of CTP were classified as part of discontinued operations from the date of acquisition through the date of its disposal.

The operating results of the discontinued collectible sales businesses, and those of CTP since the date of its acquisition, that are included in the accompanying consolidated condensed statements of operations, are as follows:

	(in thousands) Three Months Ended		(in thousands) Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net revenues	$252	$15	$313	$270
Income (loss) before income taxes	$94	$(58)	$58	$(292)
Gain on sale of discontinued businesses	295	45	299	164
	389	(13)	357	(128)
Income tax (expense) benefit	(208)	6	(188)	52
Net income (loss) from discontinued operations	$181	$(7)	$169	$(76)

As discussed in note 2, the income from discontinued operations in the three and six months ended December 31, 2005 includes the results of operations of CTP for the respective period that the Company owned such business, and the sale of a portion of the remaining inventory of the Company’s collectible auction and direct sales businesses, net of reserves previously established against such inventory, and includes bad debt expenses of $73,000 related to notes receivable that became uncollectible in the three months ended September 30, 2005.

The gains realized on sales of discontinued businesses in the three and six-month periods ended December 31, 2005 and 2004, respectively, primarily relate to contingent consideration arising from the sale of one of the Company’s collectibles auction businesses that became determinable in those periods.

DISCONTINUED OPERATIONS (CONTINUED)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	December 31, 2005	June 30, 2005
Current assets:
Accounts receivable	$20	$58
Inventories	123	189
Consignment advances	30	30
Notes receivable	36	88
	$209	$365
Non-current assets:
Notes receivable, net of current portion	$2	$46
	$2	$46
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	25	26
	$26	$27

In addition, at December 31, 2005, the Company had certain short-term receivables totaling $393,000 and a long term note in the amount of $365,000, comprised primarily of receivables that arose out of the sales of the collectibles auction businesses (including the amount that became determinable in the three months ended December 31, 2005), and a note receivable of $458,000 in connection with the sale of CTP.

Such note receivable of $458,000 is repayable over 5 years, bears interest at 10% per annum, and the Company has a security interest in the CTP business assets and certain personal assets of the purchaser. At December 31, 2005, $93,000 of such note was classified as part of short-term receivables, and the balance of $365,000 was classified as long-term notes receivable.

8.	INCOME TAXES

Income tax expense was provided for at rates of 45% and 43% for the three and six-month periods ended December 31, 2005, compared with 40% for the three and six-month periods ended December 31, 2004. The increased rate in 2005 reflects the expected federal and state statutory rate of approximately 40% adjusted for certain permanent tax differences, primarily related to stock compensation expense for incentive stock options that are not allowable for income tax purposes.

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three and six-month periods ended December 31, 2005 and 2004, respectively, are computed as follows:

	(in thousands, except per share data)		(in thousands, except per share data)
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Income from continuing operations	$554	$928	$1,533	$2,239
Income (loss) from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	181	(7)	169	(76)
Net income	$735	$921	$1,702	$2,163

Income per basic share:
From continuing operations	$0.07	$0.15	$0.18	$0.36
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.02	-	0.02	(0.01)
Net income	$0.09	$0.15	$0.20	$0.35

Net income per diluted share:
From continuing operations	$0.06	$0.14	$0.17	$0.34
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.02	-	0.02	(0.01)
Net income	$0.08	$0.14	$0.19	$0.33

Weighted average shares outstanding:
Basic	8,488	6,242	8,487	6,230
Effect of dilutive shares	315	453	319	414
Diluted	8,803	6,695	8,806	6,644

Options and warrants to purchase approximately 692,000 and 691,000 shares of common stock for the three and six months ended December 31, 2005, respectively, and approximately 404,000 and 675,000 for the three and six months ended December 31, 2004, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because the options’ and warrants’ exercise prices were greater than the average market price of the Company’s shares for those respective periods.

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

BUSINESS SEGMENTS (CONTINUED)

We allocate operating expenses to each service segment. Stock-based compensation is recognized by segment for those employees of the reported segment. We do not allocate specific assets to these service segments. All of our sales and identifiable assets are located in the United States.

	(in thousands)		(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
Net revenues from external customers	2005	2004	2005	2004
Coins	$4,551	$5,493	$10,302	$11,101
Sportscards	1,964	1,976	4,070	4,023
Other	932	513	1,900	1,053
Total revenue	$7,447	$7,982	$16,272	$16,177
Operating income (loss) before unallocated expenses
Coins	$2,050	$2,931	$4,753	$5,758
Sportscards	39	300	358	638
Other	(112)	(149)	(81)	(240)
Total	1,977	3,082	5,030	6,156
Legal settlement	-	(500)	-	(500)
Unallocated operating expenses	(1,592)	(1,138)	(3,502)	(2,087)
Consolidated operating income	$385	$1,444	$1,528	$3,569

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customers owned loan collateral). At December 31, 2005, there was no balance outstanding under this line of credit.

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit. At December 31, 2005, these costs were capitalized and are being amortized to net interest expense for CFC, which is included in net revenues in the condensed consolidated statements of operations for the three and six months ended December 31, 2005. The unamortized amount of such costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2005. On a quarterly basis, CFC incurs an unused credit line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at December 31, 2005 and received the required consent from the lender for the purchase of the Gemprint business (see note 2).

12.	STOCK BUYBACK PROGRAM

            On December 6, 2005, the Company announced that its Board of Directors had approved a $10 million Stock Buyback Program. The program authorizes the Company to make up to $10 million of stock purchases in the open market or private transactions, in accordance with applicable SEC rules. The Company is under no obligation to repurchase any shares under this program, and the timing, actual number (if any) and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. Through December 31, 2005, the Company had not repurchased any shares under this program.

13.	LEGAL MATTERS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that are attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

As also previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provides that Miller’s statutory damages arising from the actions of the Company were zero. The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorneys fees from the other party.

As expected, Miller has filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. The Company has been informed by its trial counsel that, in California, it generally takes at least one year, and sometimes as long as two years, from the filing of an appeal of a damage award, before the appeal is actually heard by an appellate court.

The Company continues to believe that it will not incur any material liability to Miller in this case. However, there is little interpretive history with respect to the measure of damages in a case such as the Miller case, creating a number of relatively novel legal issues. As a result, it is not possible to predict, with certainty, how an appellate court will ultimately rule on the issue of damages.

Other Legal Actions

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business. Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety, and to review certain additional risks and factors, described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, that could affect our future financial performance as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in any of our prior filings with the Securities and Exchange Commission.

Our Business

Collectors Universe Inc. (the “Company”) provides authentication and grading services to dealers and collectors of high-end collectible coins, sportscards, stamps, sports and entertainment memorabilia autographs and currency. Additionally, in the quarter ended December 31, 2005 we began offering diamond authentication and grading services to wholesale and retail dealers of diamonds. We believe that our authentication and grading services add value to these collectibles and to diamonds by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors that own and buy and sell them.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and the sale of historical data and information about the collectibles authenticated and graded by us that we believe facilitates commerce in those collectibles.

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

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (DPL), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (GAA). The Company paid an aggregate acquisition price of $3 million in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” and assumed certain transaction-related costs of $50,000.

On December 22, 2005, the Company completed its acquisition of the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for Gemprint’s business and assets of $7.5 million in cash, and assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the gemprint process in excess of 100,000 registrations per year during the next five years.

GCAL plans to incorporate the gemprint process into its diamond grading process, so that each GCAL authenticated and graded diamond will also carry a gemprint image stored in GCAL’s registered database, which will enable GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

The respective operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition.

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

Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by December 31, 2005.

In connection with our acquisition of CCE, we also acquired an affiliated company (“CTP”) that was engaged in an unrelated business. In connection with that acquisition, which was made a condition to our purchase of CCE, we decided to dispose of that business and succeeded in doing so, in November 2005. Accordingly, CTP was classified as a discontinued business and its operating results for the period that we owned it were included in discontinued operations for the three and six months ended December 31, 2005.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, the assets and related liabilities of the collectible sales businesses have been classified as held for sale and their related operating results have been classified as discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses and the disposition of CTP, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading and other value-added services provides relatively stable and predictable cash flows, as the fees for most of the grading submissions we receive are prepaid. In the six months ended December 31, 2005 and 2004, respectively, we generated cash of $962,000 and $420,000, from the operating activities of our continuing businesses. The cash generated from operations for both the six months ended December 31, 2005 and 2004 are net of short-term investments of $2,086,000 and $4,125,000, respectively.

During the six months ended December 31, 2005, we generated cash of $130,000, primarily from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales. As a result, at December 31, 2005, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $211,000, as compared to $411,000 at June 30, 2005.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by the mix and the total number of units of collectibles submitted to us for authentication and grading and the level of our non-grading revenues. The gross profit on our authentication and grading revenues is affected by mix of revenues (i) between coins, sportscards and other collectibles and (ii) between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand. In addition, our fees for authentication and grading of coins and sportscards vary depending on the “turn-around” time requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin. Furthermore, because a high proportion of our direct costs are fixed in nature, our gross profit is also affected, at least in the short-term, by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles market. Accordingly, our operating results are affected by that market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion, other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective numbers of coins, sportscards, autographs, stamps, currency and diamonds that were authenticated and graded by us in the three and six months ended December 31, 2005 and 2004 and their estimated values, which are the amounts at which those coins, sportscards, autographs, stamps, currency and diamonds were insured by the dealers and collectors who submitted them to us for authentication and grading.

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2005		2004		2005		2004
Coins	357,000	53.0%	421,000	61.0%	$278,216	87.0%	$275,066	91.0%
Sportscards	275,000	40.0%	253,000	36.0%	17,823	6.0%	14,954	5.0%
Autographs	34,000	5.0%	17,000	2.0%	4,308	1.0%	7,191	2.0%
Stamps	7,000	1.0%	7,000	1.0%	3,153	1.0%	5,797	2.0%
Currency	5,000	1.0%	-	-	7,216	2.0%	-	-
Diamonds	1,000	-	-	-	9,963	3.0%	-	-
Total	679,000	100.0%	698,000	100.0%	$320,679	100.0%	$303,008	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2005		2004		2005		2004
Coins	752,000	53.0%	792,000	58.0%	$630,922	88.0%	$576,221	90.0%
Sportscards	558,000	39.0%	518,000	38.0%	35,070	5.0%	31,879	5.0%
Autographs	89,000	6.0%	39,000	3.0%	7,496	1.0%	16,958	3.0%
Stamps	16,000	1.0%	12,000	1.0%	8,322	1.0%	10,528	2.0%
Currency (1)	14,000	1.0%	-	-	23,225	3.0%	-	-
Diamonds (1)	1,000	-	-	-	9,963	2.0%	-	-
Total	1,430,000	100.0%	1,361,000	100.0%	$714,998	100.0%	$635,586	100.0%

(1)	We began offering currency authentication and grading services and diamond grading services for the first time during the six months ended December 31, 2005.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally inventories, we must make judgments, and estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other or circumstances on which are judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates that are affected by those changes or events. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

During the six months ended December 31, 2005 we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting. That accounting method required us to allocate the amount paid for those businesses over the fair value of the assets and liabilities acquired, and to classify the excess of the purchase price over the fair value as goodwill. In accordance with GAAP, we will be evaluating goodwill for impairments at least annually, or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment.

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

Revenue Recognition Policies. We record revenue at the time of shipment of the authenticated and graded collectible to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for authentication and grading on a recurring basis. In addition, primarily in connection with our dealer financing programs, we make advances or extend credit under notes receivable arrangements. We regularly review accounts, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and known conditions or trends that may affect the ability of account debtors to pay their accounts or notes receivable balances. Estimates of uncollectible amounts are reviewed each quarter and, based on that review, are revised to reflect changed circumstances or conditions in the quarterly period they become known. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or market and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories. The amount of the allowance is determined on the basis of market knowledge, historical experience and estimates concerning future economic conditions that may impact the sale value of the collectibles inventories. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.

If there were to be an economic downturn or there were to occur other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the sales prices of those collectibles, it may become necessary to increase the allowance. Increases in this allowance will cause a decline in operating results, as such increases are recorded by charges against income.

Grading Warranty Costs. We offer a warranty covering the coins, sportscards, stamps and currency we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets. We regularly review property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine it fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company does not believe there were any impairment of its long-lived assets as of December 31, 2005. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

Stock-Based Compensation. Effective July 1, 2005, the Company began recognizing share-based compensation costs based on the fair value recognition provision of SFAS No. 123(R), using the Black-Scholes option valuation method. Under that method, assumptions are made for the expected lives of the options granted, the expected volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report share-based compensation net of option forfeitures we expect will occur, which we estimate on the basis of historical forfeiture experience. Once we determine the compensation cost of a stock option award, that cost is recognized over the vesting period of the option using the straight-line attribution method.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.9%	37.6%	39.9%	36.0%
Gross profit	58.1%	62.4%	60.1%	64.0%
Operating expenses:
Selling and marketing expenses	12.3%	9.4%	12.3%	10.5%
General and administrative expenses	40.6%	28.7%	38.4%	28.3%
Settlement of lawsuit	-	6.2%	-	3.1%
Total operating expenses	52.9%	44.3%	50.7%	41.9%
Operating income	5.2%	18.1%	9.4%	22.1%
Interest income, net	8.2%	1.4%	7.1%	1.0%
Other income	-	-	0.1%	-
Income before provision for income taxes	13.4%	19.5%	16.6%	23.1%
Provision for income taxes	(6.0%)	(7.9%)	(7.1%)	(9.3%)
Income from continuing operations after income taxes	7.4%	11.6%	9.5%	13.8%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	2.5%	(0.1%)	1.0%	(0.5%)
Net income	9.9%	11.5%	10.5%	13.3%

Net Revenues

Authentication and grading fees consist primarily of fees generated from the authentication and grading of high-value coins, sportscards, autographs, stamps, currency and diamonds and, to a much lesser extent, revenues from the publication of collectibles magazines, the sale of advertising for placement on our websites and in our magazines, and from subscription-based revenues. Net revenues are determined net of discounts and allowances.

The following tables set forth information regarding the net revenues attributable to the authentication and grading of coins, sportscards and other collectibles, respectively, in the three and six months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005		2004		2005 vs. 2004
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Coins	$4,551,000	61.1%	$5,493,000	68.8%	(942,000)	(17.1%)
Sportscards	1,964,000	26.4%	1,976,000	24.8%	(12,000)	(0.6%)
Other collectibles	932,000	12.5%	513,000	6.4%	419,000	81.7%
Net revenues	$7,447,000	100.0%	$7,982,000	100.0%	(535,000)	(6.7%)

	Six Months Ended December 31,
	2005		2004		2005 vs. 2004
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Coins	$10,302,000	63.3%	$11,101,000	68.6%	(799,000)	(7.2%)
Sportscards	4,070,000	25.0%	4,023,000	24.9%	47,000	1.2%
Other collectibles	1,900,000	11.7%	1,053,000	6.5%	847,000	80.4%
Net revenues	$16,272,000	100.0%	$16,177,000	100.0%	95,000	0.6%

The $535,000 (6.7%) decrease in net revenues in the quarter ended December 31, 2005, compared to the corresponding quarter of the prior year, is primarily attributable to a 2.7% overall decrease in the total number of units authenticated and graded in this year’s second quarter, compared to the same quarter of the prior year. That decrease in units authenticated and graded was primarily due to a 15.2% decline in the number of coins authenticated and graded, compared to the same quarter of the prior year, which resulted in a 17.1% decrease in coin revenues. That decrease in coin revenues, in turn, was attributable to a reduction in coin submissions from one of the Company’s larger customers, due to a serious illness sustained by its owner, whose submissions accounted for approximately 5% of coin submissions in this year’s second quarter as compared to 11% in the same quarter of 2004. Also contributing to the decline in coin revenues was a lower average service price earned on modern coin orders and a modest decrease in coin trading volumes which affects the number of coins submitted to us for authentication and grading.

The decline in coin revenues was partially offset by a $419,000, or 81.7%, increase in other collectible revenues in the three months ended December 31, 2005, compared to the corresponding period of the prior year. Other collectible revenues include approximately $320,000 of revenues from the Company’s currency division (that did not begin operations until the third quarter of fiscal year 2005) and revenues generated by the businesses that we acquired during the six months ended December 31, 2005.

The $95,000, or 0.6%, increase in net revenues in the six months ended December 31, 2005, as compared to the same six months of 2004, was primarily due to a 5.1% increase in the number of collectibles authenticated and graded in the first half of this fiscal year, compared to the same period of the prior year. The decrease in coin revenues in the six months ended December 31, 2005 was primarily attributable to the same factors, described above, that caused the decline in coin revenues in the second quarter ended December 31, 2005. The

$847,000, or 80.4%, increase in other collectibles revenues for the six months ended December 31, 2005, compared to the same six months of 2004, is primarily attributable to approximately $510,000 of revenues generated by our currency division and revenues from the businesses that we acquired during the six months ended December 31, 2005.

Generally, second quarter revenues are lower than in other quarters because submissions decline due to the winter holidays. Additionally, we believe that the general economic conditions will continue to be favorable to our coin grading business. Accordingly, we expect that coin revenues in the third quarter of the current year will be higher than in this year’s second quarter.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. Cost of authentication and grading revenues, primarily consist of labor to authenticate and grade collectibles, production costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services and printing and other direct costs. In the three and six months ended December 31, 2005, our cost of revenues includes stock-based compensation required to be recognized in accordance with SFAS No. 123(R).

Set forth below is information regarding our gross profits in the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Gross profit	$4,329,000	$4,984,000	$9,782,000	$10,353,000
Gross profit margin	58.1%	62.4%	60.1%	64.0%

The decline in our gross profit margin in the three and six-month periods ended December 31, 2005, was primarily attributable to (i) the decline in net revenues and the relationship of the relatively fixed costs included in our costs of revenues to those net revenues, (ii) increased grader compensation costs of $124,000 and $282,000 in the three and six months ended December 31, 2005, respectively; (iii)  a change in the mix of collectibles graded to a lower proportion of coins, on which we realize higher margins than on authentication and grading of other collectibles; and (iv) stock-based compensation expense of $56,000 recorded as a result of the adoption of SFAS No. 123(R). Stock based compensation was not required to be recorded in 2004 or in prior years. Coin revenues represented approximately 61% and 63% of total net revenues in the three and six months ended December 31, 2005, as compared to approximately 69% of total net revenues in the same three and six months of the prior year.

Partially offsetting the impact of these factors on gross profit margin in both the three and six months ended December 31, 2005 was a $194,000 credit for the reversal of a long-term compensation accrual for a former employee due to the termination of his employment in the second quarter of 2006.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and six month periods ended December 31, 2005 and 2004.

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Selling and marketing expenses	$918,000	$748,000	$2,008,000	$1,705,000
Percent of net revenue	12.3%	9.4%	12.3%	10.5%

The increases, both in absolute dollars and as a percentage of net revenues, in selling and marketing expenses in the three and six months ended December 31, 2005, respectively, compared to the same periods of 2004, were primarily attributable to (i) costs of $91,000 and $131,000, respectively, incurred in the three and six months ended December 31, 2005 in connection with the launch of the Company’s currency grading division and the commencement of marketing programs for the businesses that we acquired in the six months ended December 31, 2005, (ii) collectibles trade-show expenses of approximately $68,000 and $144,000 incurred in the three and six month periods ended December 31, 2005, respectively, and (iii) increases in personnel costs in our marketing and customer service departments. Selling and marketing costs are generally higher in the first quarter of the fiscal year, because the number of large trade shows held in the first fiscal quarter of the year ordinarily exceeds the number held in any of the other fiscal quarters of the year.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses. In the three and six months ended December 31, 2005, G&A expenses also included stock-based compensation required to be recognized in accordance with SFAS No. 123(R).

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
General and administrative expenses	$3,026,000	$2,292,000	$6,246,000	$4,579,000
Percent of net revenues	40.6%	28.7%	38.4%	28.3%

The principal components of the increases in G&A expenses of $734,000 and $1,667,000, respectively, in the three and six months ended December 31, 2005, compared to the same periods of the prior year. Those expenses consisted primarily of:

•  expenditures of $341,000 and $774,000 incurred in the three and six months ended December 31, 2005, respectively, in connection with the launch of our new currency grading division and the acquisitions of new businesses during the first half of the current fiscal year, which included expenditures of $147,000 and $273,000, respectively, incurred to upgrade and expand our information systems and increases of $34,000 and $117,000, respectively, in our occupancy expense for additional office space at the Company’s corporate headquarters, in each case primarily to accommodate our new and expanded operations;

•  legal fees and related costs of $228,000 and $375,000 incurred in the three and six months ended December 31, 2005 primarily in connection with the previously reported Miller case, which went to trial in the quarter ended December 31, 2005; and

•  stock-based compensation of $76,000 and $151,000, respectively, due to the adoption of SFAS No. 123(R), effective July 1, 2005.

Also contributing to the increase in general and administrative expenses in the six months ended December 31, 2005 was approximately $310,000 of professional fees and related costs incurred in the first quarter of the current fiscal year in connection with the audit of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the annual financial statement audit for fiscal 2005.

Settlement of Lawsuit

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Settlement of lawsuit	$-	$500,000	$-	$500,000
Percent of net revenues	-	6.2%	-	3.1%

As previously reported, during the quarter ended December 31, 2004, the Company paid $500,000 (net of a $100,00 insurance reimbursement) to settle the Real Legends lawsuit.

Stock-Based Compensation.

As discussed in note 1 to the Company’s condensed consolidated financial statements included in Part I of this report, effective July 1, 2005 the Company adopted SFAS No. 123(R) -- Share Based Payments, which resulted in our recognition of stock-based compensation of $133,000 and $265,000 for the three and six months ended December 31, 2005. That stock-based compensation was attributable to the following:

	Three Months Ended December 31	Six Months Ended December 31,
	2005	2005
Cost of revenues	$56,000	$112,000
Selling and marketing expenses	1,000	2,000
General and administrative expenses	76,000	151,000
	$133,000	$265,000

Prior to the adoption of SFAS No 123(R), we accounted for our stock option plans in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS No. 123 Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the three and six months ended December 31, 2005 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated and the Company will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in its financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the three or six months ended December 31, 2005 and 2004.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

For purposes of SFAS No. 123(R), the Company calculates stock-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in note 1 to the condensed consolidated financial statements included in Part I of this Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For the three and six months ended December 31, 2005, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS No. 123(R) and compensation costs for options that were granted during the period, prorated from the date of grant to December 31, 2005, adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of 10,000 shares of our common stock were granted to employees during the quarter ended September 30, 2005, but no options were granted in the subsequent quarter ended December 31, 2005.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 4%, which reduced stock-based compensation cost by $5,000 and $10,000 in the three and six months ended December 31, 2005.

The total amount of compensation cost related to non-vested awards not yet recognized at December 31, 2005, was $1,530,000, and that amount will be recognized as compensation expense (assuming the employees to whom the options were granted continue to be employed by the Company) as follows:

FY 2006	$264,000
FY 2007	516,000
FY 2008	488,000
FY 2009	259,000
FY 2010	3,000
Total	$1,530,000

However, these amounts do not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

There were no modifications made to outstanding share options prior to the adoption of SFAS No. 123(R).

Interest Income, Net

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Interest income, net	$608,000	$110,000	$1,150,000	$174,000
Percent of net revenue	8.2%	1.4%	7.1%	1.0%

Interest income is generated on cash balances that we invest primarily in highly liquid money market accounts, short-term bank certificates of deposit and commercial paper instruments. Certain investments that have an original maturity of greater than 90 days are classified as short-term investments. Interest income, net totaled $608,000 and $1,150,000, respectively, in the three and six months ended December 31, 2005, compared with $110,000 and $174,000 in the three and six months ended December 31, 2004, respectively. These increases were primarily attributable to increases in our cash and cash equivalent balances that were attributable to (i) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of fiscal 2005, which generated net proceeds to us of $35,657,000; and (ii) cash generated from the disposition of our collectibles sales businesses. Also contributing to the increase in interest income was an increase in the rates at which we earned interest on our cash and cash equivalent balances due to increases in interest rates.

Income Tax Expense

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Income tax expense	$447,000	$628,000	$1,161,000	$1,506,000

The income tax expense recorded in the three and six months ended December 31, 2005 and 2004 was calculated based on our expected combined federal and state effective income tax rate of approximately 43% for the fiscal year ended June 30, 2006 and 40% for the fiscal year ended June 30, 2005. The increase in the effective rate to 43% in the current fiscal year reflects increased permanent differences between the Company’s income for book purposes and for tax purposes due primarily to the non-deductibility of compensation costs on incentive stock options.

Discontinued Operations

	Three Months Ended December 31		Six Months Ended December 31,
	2005	2004	2005	2004
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$181,000	$(7,000)	$169,000	$(76,000)

Income from discontinued operations in the three and six months ended December 31, 2005 includes the continued activities associated with the disposition of the assets (consisting primarily of inventories) of the collectibles sales businesses that we sold and the results of CTP from September 2, 2005 (the date of its acquisition) through November 30, 2005 (the date of its disposition). In the three and six months ended December 31, 2005, we recognized a pre-tax gain of $295,000 on the disposal of direct collectibles businesses, the amount of which became determinable in that period. In the six months ended December 31, 2005, the Company recognized a pre-tax bad debt expense of $73,000 in connection with a note receivable, attributable to the operations of one of our discontinued businesses, that became uncollectible in that period.

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and short-term investments of $55,780,000, as compared to cash and cash equivalents of $65,439,000 at June 30, 2005. That decrease was primarily attributable to the use of $13.4 million of cash to fund the purchase prices that we paid for the businesses that we acquired in the six months ended December 31, 2005.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of a continued decline in authentication and grading submissions, we can reduce certain of our variable costs to reduce the impact on our cash flows of such a decline.

During the six months ended December 31, 2005, our operating activities provided net cash of approximately $962,000, which had been reduced by a $2,086,000 increase in short-term investments that was attributable primarily to cash generated from our authentication and grading services and a reduction of $1,306,000 in deferred income taxes as a result of our use of our net operating losses in the period to reduce our taxes payable.

We used net cash of $12,888,000 in investing activities in the six months ended December 31, 2005, primarily to fund the purchase prices paid for the businesses we acquired during that period.

We had the following outstanding obligations under operating leases, net of sublease income for years ending June 30:

2006	$1,092,000
2007	1,164,000
2008	1,150,000
2009	1,157,000
2010	414,000
$4,977,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations. We continue to have an obligation to repay any future borrowings under CFC’s $7 million revolving line of credit; however, there were no borrowings outstanding under this line of credit at December 31, 2005.

In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10 million of stock repurchases in open market or private transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. The Company made no share repurchases during the quarter ended December 31, 2005.

We plan to use our cash resources to (i) expand existing and implement new marketing programs, (ii) introduce new services for our customers; (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive, and (v) fund working capital requirements, and for other corporate purposes. We also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

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

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at this time. Those risks and uncertainties include, but are not limited to:

•
changes in general economic conditions or changes in conditions in the collectibles markets in which we operate, such as a possible decline in the popularity of some high-value collectibles or assets, either of which could reduce the volume of authentication and grading submissions and, therefore, the authentication and grading fees we generate;

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

•
the risk that new service offerings and business initiatives, such as autograph, stamp, paper currency and diamond grading services, and our recently inaugurated dealer financing program, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

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

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in the Section entitled “Factors That Could Affect Our Future Financial Performance” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, as filed with the SEC under the Securities Exchange Act of 1934.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2005 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2005, we had $55,780,000 in cash, cash equivalents and short term investments, primarily invested in high-grade commercial paper, money market funds and certificates of deposit. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that are attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

As also previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provides that Miller’s statutory damages arising from the actions of the Company were zero. The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorneys fees from the other party.

As expected, Miller has filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. The Company has been informed by its trial counsel that, in California, it generally takes at least one year, and sometimes as long as two years, from the filing of an appeal of a damage award, before the appeal is actually heard by an appellate court.

The Company continues to believe that it will not incur any material liability to plaintiff in this case. However, there is little interpretive history with respect to the measure of damages in a case such as the Miller case, creating a number of relatively novel legal issues. As a result, it is not possible to predict, with certainty, how an appellate court will ultimately rule on the issue of damages.

ITEM 4. SUBMISSION ON MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 5, 2005. The only matters voted on by stockholders at that Meeting were (i) the election of seven directors to serve for a term of one year and until their successors are elected and (ii) a proposal to approve the adoption of the Company’s 2005 Stock Incentive Plan which authorizes the grant of stock options and restricted rights to purchase up to an aggregate of 230,000 shares of the Company’s common stock.

Election of Directors. The seven candidates named below, all of whom were nominated by the Company’s Board of Directors, were the only candidates nominated for election at the Meeting. Therefore, the election was uncontested and all seven candidates were elected to serve on the Company’s Board of Directors for a term that will end at the next Annual Meeting of Stockholders and until their respective successors are elected. Set forth below are the number of votes cast for the election of, and the number of votes withheld from, each of those seven candidates. As the election was uncontested, there were no broker non-votes.

Nominees	Votes For	Votes Withheld
A. Clinton Allen	7,295,067	145,614
Deborah A. Farrington	7,315,102	125,549
Ben A. Frydman	5,471,813	1,968,838
David G. Hall	5,529,098	1,911,553
Michael R. Haynes	5,508,348	1,932,303
A. J. “Bert” Moyer	7,302,612	138,039
Van D. Simmons	5,317,193	2,123,458

Adoption of 2005 Stock Incentive Plan. Approval of the adoption of the 2005 Stock Incentive Plan required the affirmative vote of a majority of the shares that were present, in person or by proxy, and were voted at the Annual Meeting on this proposal. Abstentions on this proposal had the same effect as a vote against it. Broker non-votes, which has totaled 3,119,582 with respect to this proposal, were treated as if they had not been voted and, therefore, except for quorum purposes, were not be counted in determining whether this proposal was approved. The proposal to adopt the 2005 Stock Incentive Plan was approved by the Company’s stockholders by the following vote:

	Number of Shares Voted	Percent of Shares Voted
Votes For	3,828,428	89%
Votes Against	490,116	11%
Abstentions	2,525	0%

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit 10.34	Gemprint Asset Purchase Agreement

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 9, 2006	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 9, 2006	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 10.34	Gemprint Asset Purchase Agreement

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1