Form 10-Q
period 2006-03-31
COLLECTORS UNIVERSE INC
filed 2006-05-10
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓  No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):
Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES [ ] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April, 24, 2006
Common Stock $.001 Par Value	8,450,397

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,566	$65,439
Short-term investments	7,602	-
Accounts receivable, net of allowance for doubtful accounts of $68 (March) and $38 (June)	1,663	1,508
Inventories, net	435	436
Prepaid expenses and other current assets	1,285	1,102
Customer notes receivable	3,480	1,560
Deferred income taxes	1,350	2,854
Receivables from sale of net assets of discontinued operations	114	63
Current assets of discontinued operations held for sale	209	365
Total current assets	61,704	73,327
Property and equipment, net	1,814	857
Goodwill	9,803	-
Intangible assets, net	4,487	79
Deferred income taxes	690	1,051
Notes receivable from sale of net assets of discontinued operations	344	-
Other assets	230	174
Non-current assets of discontinued operations held for sale	-	46
	$79,072	$75,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$767	$753
Accrued liabilities	1,698	1,563
Accrued compensation and benefits	895	1,069
Income taxes payable	610	-
Deferred revenue	1,488	1,001
Current liabilities of discontinued operations held for sale	8	27
Total current liabilities	5,466	4,413
Deferred rent and other long-term liabilities	418	555
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; shares issued and outstanding of 8,575 at March 31, 2006 and 8,610 at June 30, 2005	9	9
Additional paid-in capital	78,420	78,594
Accumulated deficit	(4,220)	(7,016)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	73,188	70,566
	$79,072	$75,534
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Net revenues:
Grading, authentication and related services	$10,022	$8,955	$26,294	$25,132
Cost of revenues:
Cost of grading, authentication and related services	4,088	3,263	10,578	9,087
Gross profit	5,934	5,692	15,716	16,045

Operating expenses:
Selling and marketing expenses	1,378	876	3,386	2,581
General and administrative expenses	3,254	2,588	9,500	7,167
Settlement of lawsuit	-	-	-	500
Total operating expenses	4,632	3,464	12,886	10,248
Operating income	1,302	2,228	2,830	5,797
Interest income, net	588	245	1,738	419
Other income (expenses), net	8	(20)	24	(18)
Income before provision for income taxes	1,898	2,453	4,592	6,198
Provision for income taxes	804	981	1,965	2,487
Income from continuing operations	1,094	1,472	2,627	3,711
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(3)	169	(79)
Net income	$1,094	$1,469	$2,796	$3,632

Net income per basic share:
Income from continuing operations	$0.13	$0.21	$0.31	$0.57
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	-	0.02	(0.01)
Net income	$0.13	$0.21	$0.33	$0.56

Net income per diluted share:
Income from continuing operations	$0.12	$0.19	$0.30	$0.53
Income (loss) from operations of discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	-	0.02	(0.01)
Net income	$0.12	$0.19	$0.32	$0.52

Weighted average shares outstanding:
Basic	8,485	7,113	8,486	6,523
Diluted	8,822	7,571	8,807	6,968

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,796	$3,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	621	355
Loss on disposal of fixed assets	3	-
Loss on termination of sublease	83	-
Provision for doubtful accounts	49	18
Provisions for inventory write down	47	-
Discontinued operations	(169)	79
Stock-based compensation	398	27
Provision for deferred income taxes	1,485	2,264
Changes in operating assets and liabilities:
Short-term investments	(7,602)	(2,294)
Accounts receivable	(32)	(146)
Inventories	(46)	53
Prepaid expenses and other current assets	(302)	(8)
Income taxes payable	610	13
Other assets	(36)	(18)
Accounts payable	10	213
Accrued liabilities	(184)	205
Accrued compensation and benefits	(343)	(129)
Other long-term liabilities	(50)	72
Deferred revenue	487	23
Net cash provided by (used in) operating activities	(2,175)	4,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,090)	(178)
Collection of receivables from sales of discontinued operations	358	1,543
Purchases of business, net of cash acquired	(14,554)	-
Advances on customer notes receivable	(3,524)	(2,575)
Proceeds from collection of customer notes receivable	1,604	2,333
Purchase of intangible assets, capitalized software	(121)	(100)
Net cash provided by (used in) investing activities	(17,327)	1,023

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	-	35,897
Proceeds from employee stock purchase plan	-	34
Payments for retirement of common stock	(703)	-
Proceeds from exercise of stock options	132	262
Net cash provided by (used in) financing activities	(571)	36,193
Net cash provided by operating activities of discontinued operations	200	603

Net increase (decrease) in cash and cash equivalents	(19,873)	42,178
Cash and cash equivalents at beginning of period	65,439	21,454
Cash and cash equivalents at end of period	$45,566	$63,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12	$3
Income taxes paid	$93	$156

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands, except share data)
(unaudited)

	Nine Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$515	-
Purchase price	515	-

Effective September 2, 2005, the Company acquired Certified Coin Exchange (CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	(18)	-
Deferred taxes recognized at acquisition	(379)	-
Intangible assets	947	-
Fair value of computertradingpost.com, Inc., including net assets	600	-
Goodwill	1,200	-
Purchase price, net of cash acquired	2,350	-

Effective November 8, 2005, the Company acquired Gem Certification and Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	119	-
Intangible assets	53	-
Goodwill	3,067	-
Purchase price, net of cash acquired	3,239	-

Effective December 22, 2005, the Company acquired the business of Gemprint Corporation in a transaction summarized as follows:
Fair value of net assets acquired	96	-
Intangible assets	3,444	-
Goodwill	5,021	-
Purchase price, net of cash acquired	8,561	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the sale of CTP, the company received a note receivable of $458,000.  In addition, the Company realized a gain of $22,000 on the disposal of one of its collectible sales businesses, which proceeds were received subsequent to March 31, 2006 (see note 7).

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). All intercompany transactions and accounts have been eliminated. Since July 1, 2005, the Company has acquired four businesses and disposed of an unrelated business affiliated with one of the acquired businesses (see note 2 below). These acquisitions have been consolidated from the respective dates of their acquisition and the business disposed of was deconsolidated as of the date of its sale.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, as permitted by the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Amounts related to disclosure of June 30, 2005 balances within these interim condensed consolidated financial statements were derived from the aforementioned Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the classification of stock-based compensation expense which has been classified consistent with cash compensation paid to the same employee, in accordance with Staff Accounting Bulletin No. 107, issued by the Securities and Exchange Commission related to SFAS No. 123(R) (see “Stock-Based Compensation” in this note 1 below). Intangible assets, net of accumulated amortization, are classified separately on the condensed consolidated balance sheets at June 30, 2005 and March 31, 2006. At June 30, 2005, intangible assets, net, in the amount of $79,000, were included as part of other assets.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, stamps and diamonds. Authentication and grading revenues are generally recognized when those services have been performed by the Company and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although the Company offers open account privileges to larger dealers. Advance payments received for authentication and grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom the Company has extended credit, revenue is recorded at the time the item is shipped to the customer.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangible assets and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. As of March 31, 2006, the Company does not believe there have been any impairments of its long-lived assets. There can be no assurance, however, that there will be no impairment of the Company’s long-lived assets in the future.

Capitalized Software

At March 31, 2006, the Company capitalized approximately $120,000 as capitalized software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Stock-Based Compensation

At March 31, 2006, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the three and nine months ended March 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three and nine months ended March 31, 2006 is based on awards expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 4% of the options issued.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

The weighted-average grant date fair value of employee stock options granted during the three and nine months ended March 31, 2006 was $5.69, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2006	2006
Dividend yield	0.0%	0.0%
Expected volatility	78.0%	78.0%
Risk-free interest rate	3.9%	3.9%
Expected lives	2.0 years	2.0 years

The Company granted no options in the three months ended March 31, 2006, whereas, the Company granted a total of 10,000 options during the nine months ended March 31, 2006. At June 30, 2005, the Company had 443,000 unvested options outstanding with a grant date weighted-average fair value of $4.67, and at March 31, 2006, there were 327,000 unvested options outstanding with a weighted average fair value of $4.51.

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s net income before income taxes for the three and nine months ended March 31, 2006 was $133,000 and $398,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three and nine months ended March 31, 2006 would have been $0.14 and $0.14, and $0.38 and $0.36, respectively, if the Company had not adopted SFAS No. 123 (R), compared to reported basic and diluted net income per share of $0.13 and $0.12, and $0.33 and $0.32, respectively.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The total amount of compensation expense related to non-vested awards not yet recognized at March 31, 2006 was $1,398,000 and, assuming no change in forfeiture rates, that amount will be recognized as compensation expense as follows:

FISCAL YEAR ENDING JUNE 30,
2006	$132,000
2007	516,000
2008	488,000
2009	259,000
2010	3,000
Total	$1,398,000

However, such amounts do not include the cost of new option awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits resulting from the exercise of stock options for the three and nine months ended March 31, 2006.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and net income per share for the three and nine months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation.

	(in thousands, except per share data) (unaudited)	(in thousands, except per share data) (unaudited)
	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Net income, as reported	$1,469	$3,632
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(125)	(273)
Pro forma net income	$1,360	$3,375

Net income per common share - basic:
As reported	$0.21	$0.56
Pro forma	$0.19	$0.52
Net income per common share - diluted:
As reported	$0.19	$0.52
Pro forma	$0.18	$0.48

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The weighted-average grant date fair value of stock options granted during the three and nine months ended March 31, 2005 was $8.56 and $7.43, respectively, which was determined using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Dividend yield	0.0%	0.0%
Expected volatility	75.0%	74.31%
Risk-free interest rate	3.66%	2.92%
Expected lives	2.0 years	2.0 years

The following is a summary of stock option activity during the periods indicated below:

	Number Of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2004	822	$2.55	-	$30.52	$10.56
Granted	295	11.58	-	20.10	17.09
Cancelled	(70)	3.08	-	30.52	17.70
Exercised	(71)	2.55	-	12.00	3.99
Options outstanding at June 30, 2005	976	2.55	-	24.00	12.49
Granted	10	-	$12.90		12.90
Cancelled	(81)	3.08	-	20.00	15.52
Exercised	(16)	3.08	-	13.73	8.56
Options outstanding at March 31, 2006	889	$2.55	-	$24.00	$12.29

The total pre-tax intrinsic value of options exercised during the three and nine months ended March 31, 2006, was $94,000 and $106,000, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended March 31, 2005 was $189,000 and $866,000, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

(in thousands, except per share data)
Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.55	$3.79	180	6.62	$3.32	$1,918	148	$3.32	$1,585
$ 5.28	$7.60	69	7.46	$7.32	$462	69	$7.32	$462
$ 8.00	$12.00	182	7.24	$10.40	$653	95	$9.99	$380
$ 12.90	$18.00	226	8.55	$14.26	$49	82	$15.29	$3
$ 19.60	$24.00	232	6.56	$20.27	$-	182	$20.44	$-
		889		$12.29	$3,082	576	$12.00	$2,430

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $13.99 as of March 31, 2006, and assuming all the optionees had exercised their options as of that date. At March 31, 2006, options to purchase a total of 576,000 shares of our common stock were exercisable at a weighted-average exercise price of $12.00 per share, of which options to purchase 324,000 shares were “in-the-money options.” As of June 30, 2005, outstanding options to purchase a total of 527,000 shares of our common stock were exercisable at a weighted-average exercise price of $11.93.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Cash and Cash Equivalents and Short-Term Investments. At March 31, 2006, the Company had invested funds of approximately $50 million, which were primarily invested in high quality commercial paper, certificates of deposit, auction rate securities, a money market fund, and a municipal bond.  In addition, at March 31, 2006, the Company had approximately $3 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. At March 31, 2006 and June 30, 2005, one customer accounted for approximately 18% and 46%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic and other conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on such review, the Company establishes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $68,000 at March 31, 2006.

Customers. The authentication and grading of collectible coins accounted for approximately 64% and 70% of our net revenues for the nine months ended March 31, 2006 and 2005, respectively.

Customer Notes Receivables. At June 30, 2005, the Company had short term customer notes receivable balances outstanding in an aggregate principal amount of $1,560,000 from two collectibles dealers who are long time customers. Those customer notes receivables have been fully repaid in accordance with their terms. At March 31, 2006 there were five notes receivable outstanding in the aggregate principal amount of $3,480,000, which are repayable at various dates through January 2007. We perform an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due notes and economic conditions or trends that may adversely affect the ability of the debtor to pay their customer notes receivable.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning July 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operation.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140) and SFAS No.156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on the Company’s financial position or results of operation.

2.    BUSINESS ACQUISITIONS

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an internet website on which it publishes detailed proprietary information and history on U.S. Coins. The results of CoinFacts have been consolidated from the date of its acquisition.

On September 2, 2005, the Company acquired all of the common stock of Certified Coin Exchange (“CCE”) and all of the common stock of an affiliated business, Computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,180,000, of which $1,680,000 was paid in cash at closing and the balance of $500,000 was paid within 60 days thereafter. In addition, there was a provision for a working capital adjustment that was determined to be $37,000. CCE is a subscription-based dealer-to-dealer internet bid-ask market for third-party certified coins. CCE’s operating results have been consolidated into our operating results from the date of its acquisition.

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and, effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, the results of operations of CTP from the date of acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2006, and the loss on the sale of CTP is included in the gain on the sale of discontinued operations for the nine months ended March 31, 2006 (see note 7 below).

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”). The Company paid an aggregate acquisition price of $3 million in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” plus the assumption of $50,000 of certain transaction-related costs.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”). These assets consist primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “gemprint”) of each diamond that is processed with that technology. The acquisition was consummated pursuant to an asset purchase agreement. Under that agreement, the Company paid a purchase price consisting of $7.5 million in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.

GCAL has incorporated the gemprint process into its GCAL business process, so that each GCAL authenticated and graded diamond can also carry a gemprint image stored in GCAL’s registered database; thereby enabling GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

BUSINESS ACQUISITIONS (CONTINUED)

The Company has performed a preliminary purchase price allocation with respect to each of these acquisitions in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill.

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

The following table set forth the Company’s preliminary purchase price allocation with respect to each of these acquisitions:

	(in thousands)
	CCE	Coin Facts	GCAL	Gemprint	Total
Cost of Investment:
Purchase price	$2,217	$500	$3,000	$7,500	$13,217
Liabilities assumed	-	-	50	125	175
Direct costs	160	15	217	431	823
Investment banking fees	-	-	-	417	417
Lease obligation assumed	-	-	-	88	88
	2,377	515	3,267	8,561	14,720
Value Assigned to Assets and Liabilities:
Current assets	93	-	44	113	250
Fixed assets	-	-	125	81	206
Current liabilities	(38)	-	(22)	(98)	(158)
Deferred revenue	(73)	-	-	-	(73)
Assets Sold: CTP	600	-	-	-	600
Deferred taxes	(379)	-	-	-	(379)
Transition services	27	-	-	-	27
Intangible Assets with Finite Lives:
Customer list	676	-	-	-	676
Software/Technology	207	-	-	1,199	1,406
Covenants not to compete	25	-	-	-	25
Patents	-	-	-	1,865	1,865
Intangible Assets with Indefinite Lives:
Trade name and marks	39	-	53	131	223
Database				249	249

Excess of purchase price over fair value of net assets acquired (goodwill)	$1,200	$515	$3,067	$5,021	$9,803

Intangible assets with finite lives in the amount of $3,972,000 are being amortized over their estimated useful lives, as follows:

	CCE	Gemprint
Customer List	15 years	-
Software/Technology	5 years	7 years
Covenant not to compete	5 years	-
Patent	-	20 years

BUSINESS ACQUISITIONS (CONTINUED)

Based on these useful lives, annual amortization for each of the next five years will be approximately $91,000 and approximately $266,000 for CCE and Gemprint, respectively.

The following pro forma financial data presents the unaudited pro-forma consolidated statements of income for the Company for the three and nine-month periods ended March 31, 2006 and 2005 based on the assumption that the Coinfacts, CCE, GCAL and Gemprint acquisitions had been consummated on July 1, 2004, rather than on the actual dates of their acquisition. These pro forma unaudited statements of operations do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2004 and are not necessarily indicative of the Company’s results of operations for any subsequent interim period in the current fiscal year or in any subsequent fiscal year.

	(in thousands, except per share data) Pro-Forma Financial Data
	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue	$10,022	$9,389	$26,688	$26,491
Operating income	1,302	2,292	2,742	5,909
Interest income, net	588	245	1,738	419
Other income (expense), net	8	(20)	24	(18)
Income before provision for income taxes	1,898	2,517	4,504	6,310
Provision for income taxes	(804)	(1,007)	(1,925)	(2,530)
Income from continuing operations	1,094	1,510	2,579	3,780
Income from discontinued operations	-	12	182	(25)
Net income	$1,094	$1,522	$2,761	$3,755

Net income per diluted share:
Income from continuing operations	$0.12	$0.20	$0.29	$0.54
Income (loss) from discontinued operations	$-	$-	$0.02	$-
Net income	$0.12	$0.20	$0.31	$0.54

3.    CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At March 31, 2006, cash and cash equivalents and short-term investments totaled approximately $53 million, primarily comprised of high-quality commercial paper issued by U.S. or foreign companies, auction rate securities, money market funds, a municipal bond, and bank certificates of deposit totaling approximately $50 million. The minimum credit quality of the commercial paper portfolio must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Trading securities are carried at market value in the accompanying condensed consolidated balance sheet at March 31, 2006. Unrealized gains on such trading securities were recognized in the condensed consolidated statements of operations for the three and nine months ended March 31, 2006 and were approximately $130,000 at March 31, 2006.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)

Securities classified as short-term investments on the balance sheet at March 31, 2006 totaled $7,602,000 and consisted of auction rate securities and a municipal bond.  Because these securities have been classified as trading securities under SFAS No. 115, such securities are presented as current assets on our condensed consolidated balance sheet at March 31, 2006 and net sales and purchase activity of these securities are presented as operating cash flows within our condensed consolidated statements of cash flows for the nine months ended March 31, 2006.

Auction rate securities are debt securities with a long-term nominal maturity for which the interest rate is reset through a “dutch auction” process. An auction is typically held every 7, 28, or 35 days. Interest on these securities is paid at the end of each auction period. In a dutch auction, a Broker-dealer submits bids, on behalf of current and prospective investors to the auction agent. Interest rates are determined through the auction process.

Auction rate securities and a municipal bond totaling $6,000,000 were classified as cash and cash equivalents at December 31, 2005, as opposed to short-term investments, as required.  In connection with the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2006, the Company concluded that it was appropriate to classify securities of this nature as short-term investments, and such classification has been followed as discussed above.  Had the Company classified these securities as short-term investments instead of cash and cash equivalents at December 31, 2005, cash flows from operations for the six months ended December 31, 2005, would have been reduced by $6,000,000 and would have resulted in a net use of cash in operations of $5,038,000, as opposed to cash provided by operations of $962,000, as reported.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	March 31,	June 30,
	2006	2005
Coins	$318	$276
Other collectibles	37	37
Grading raw materials consumable inventory	161	157
	516	470
Less inventory reserve	(81)	(34)
Inventories, net	$435	$436

 5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	March 31,	June 30,
	2006	2005
Coins and stamp grading reference sets	$62	$62
Computer hardware and equipment	1,124	988
Computer software	930	900
Equipment	2,003	1,330
Furniture and office equipment	781	689
Leasehold improvements	596	438
Trading card reference library	52	52
	5,548	4,459
Less accumulated depreciation and amortization	(3,734)	(3,602)
Property and equipment, net	$1,814	$857

6.    ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

	(in thousands)
	March 31,	June 30,
	2006	2005
Warranty costs	$638	$609
Professional fees	135	211
Other	925	743
	$1,698	$1,563

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2006 and 2005:

	(in thousands)
	Nine Months Ended March 31,	Nine Months Ended March 31,
	2006	2005
Warranty reserve, beginning of period	$609	$492
Charged to cost of revenue	329	406
Warranty payments	(300)	(178)
Warranty reserve, end of period	$638	$720

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its authentication and grading business, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at March 31, 2006 and June 30, 2005 and condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2006 and 2005. The Company sold, or otherwise disposed of, all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

In addition, as discussed in note 2, as part of the acquisition of CCE in September 2005, the Company acquired the common stock of CTP. The Company’s intent at the date of acquisition was to dispose of CTP, and the Company disposed of CTP in November 2005. The operating results of CTP are classified as part of discontinued operations from the date of acquisition through the date of its disposal.

DISCONTINUED OPERATIONS (CONTINUED)

The operating results of the discontinued collectible sales businesses, and those of CTP since the date of its acquisition, that are included in the accompanying consolidated condensed statements of operations, are as follows:

	(in thousands) Three Months Ended		(in thousands) Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net revenues	$6	$73	$319	$343
Income (loss) before income taxes	$(14)	$(2)	$44	$(294)
Gain (loss) on sale of discontinued businesses	14	(2)	313	162
	-	(4)	357	(132)
Income tax benefit	-	(1)	(188)	(53)
Net income (loss) from discontinued operations	$-	$(3)	$169	$(79)

As discussed in note 2, income from discontinued operations in the nine months ended March 31, 2006 includes the results of operations of CTP for the period that the Company owned that business, the sale of a portion of the remaining inventory of the Company’s collectible auction and direct sales businesses, net of reserves previously established against such inventory, and net of bad debt expenses of $73,000 related to notes receivable that became uncollectible in the three months ended September 30, 2005.

The gains realized on sales of discontinued businesses in the three and nine-month periods ended March 31, 2006 and 2005, respectively, primarily relate to contingent consideration arising from the sale of one of the Company’s collectibles auction businesses that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	March 31, 2006	June 30, 2005
Current assets:
Accounts receivable	$20	$58
Inventories	123	189
Consignment advances	30	30
Notes receivable	36	88
	$209	$365
Non-current assets:
Notes receivable, net of current portion	$-	$46
	$-	$46
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	7	26
	$8	$27

DISCONTINUED OPERATIONS (CONTINUED)

At March 31, 2006, the Company’s balance sheet included as part of receivables from the sale of net assets of discontinued operations, $22,000 in connection with the sale of one of its auction businesses, a component of discontinued operations. Amounts received by the Company according to the sale agreement are recognized as part of gain on the sale of discontinued operations, a component of income from discontinued operations in the statement of operations.

In November 2005, the Company recorded a note receivable in the amount of $458,000 in connection with the sale of CTP (see note 2) bearing interest at 10% per annum and payable over 5 years. The Company has a security interest in the assets of CTP and certain personal assets of the purchaser. At March 31, 2006, the carrying amount of this note was approximately $435,000 of which the current portion of approximately $92,000 is included in the condensed consolidated balance sheet as of March 31, 2006 as part of receivables from sale of net assets of discontinued operations. The long-term portion of approximately $344,000 is classified as non-current notes receivable from sale of net assets of discontinued operations in the condensed consolidated balance sheet as of March 31, 2006.

8.	INCOME TAXES

Income tax expense was provided for at a rate of 43% for the three and nine-month periods ended March 31, 2006, compared with 40% for the three and nine-month periods ended March 31, 2005. The increased rate in 2006 reflects the expected federal and state statutory rate of approximately 40% adjusted for certain permanent tax differences, primarily related to stock compensation expense for incentive stock options that are not allowable for income tax purposes.

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three and nine-month periods ended March 31, 2006 and 2005, respectively, are as follows:

	(in thousands, except per share data)		(in thousands, except per share data)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Income from continuing operations	$1,094	$1,472	$2,627	$3,711
Income (loss) from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	(3)	169	(79)
Net income	$1,094	$1,469	$2,796	$3,632

Net income (loss) per basic share:
From continuing operations	$0.13	$0.21	$0.31	$0.57
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	-	0.02	(0.01)
Net income	$0.13	$0.21	$0.33	$0.56

Net income (loss) per diluted share:
From continuing operations	$0.12	$0.19	$0.30	$0.53
From discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	-	0.02	(0.01)
Net income	$0.12	$0.19	$0.32	$0.52

Weighted average shares outstanding:
Basic	8,485	7,113	8,486	6,523
Effect of dilutive shares	337	458	321	445
Diluted	8,822	7,571	8,807	6,968

Options and warrants to purchase approximately 631,000 and 726,000 shares of common stock for the three and nine months ended March 31, 2006, respectively, and approximately 414,000 shares of common stock for the three and nine months ended March 31, 2005, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the Company’s shares for those respective periods.

10.   BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments.” The Company’s chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are organized based on the respective services that they offer to customers of the Company. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and on other criteria that are set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

BUSINESS SEGMENTS (CONTINUED)

With respect to the Company’s continuing operations, it operates principally in four reportable service segments: coins, sportscards, diamonds, and other high-end collectibles. Services provided by these segments include authentication, grading, publication, advertising and subscription-based revenues. The other collectibles segment includes autographs, stamps, currency, and CCE subscription businesses, none of which meet the quantitive thresholds to qualify as a separate segment, as defined in SFAS No. 131.

Operating expenses are allocated to each service segment. Stock-based compensation is recognized by segment for those employees of the reported segment. The Company does not allocate specific assets to these service segments. All of the Company’s sales and identifiable assets are located in the United States.

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers	2006	2005	2006	2005
Coins	$6,511	$6,386	$16,814	$17,487
Sportscards	2,177	2,070	6,247	6,093
Diamonds	173	-	256	-
All other	1,161	499	2,977	1,552
Total revenue	$10,022	$8,955	$26,294	$25,132
Operating income (loss) before unallocated expenses
Coins	$3,192	$3,496	$7,946	$9,254
Sportscards	327	286	686	924
Diamonds	(541)	-	(589)	-
All other	5	(333)	(28)	(573)
Total	2,983	3,449	8,015	9,605
Legal settlement	-	-	-	(500)
Unallocated operating expenses	(1,681)	(1,221)	(5,185)	(3,308)
Consolidated operating income	$1,302	$2,228	$2,830	$5,797

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 the Company’s wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customers owned loan collateral). At March 31, 2005, there was no balance outstanding under this line of credit.

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit. At March 31, 2006, these costs were capitalized and are being amortized to net interest expense for CFC, which is included in net revenues in the condensed consolidated statements of operations for the three and nine months ended March 31, 2006. The unamortized amount of such costs, equal to $212,000, is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2006. On a quarterly basis, CFC incurs an unused credit line fee of 0.25% per annum, or approximately $4,400, based on the average daily unused portion of the total facility during the quarter.

LINE OF CREDIT (CONTINUED)

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at March 31, 2006 and received the required consent from the lender for the purchase of the Gemprint business (see note 2) and repurchases of the Company’s common stock.

12.	STOCK BUYBACK PROGRAM

            On December 6, 2005, the Company announced that its Board of Directors had approved a $10 million Stock Buyback Program. The program authorizes the Company to make up to $10 million of stock purchases in the open market or private transactions, in accordance with applicable SEC rules. The Company is under no obligation to repurchase any shares under this program, and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. During the three months ended March 31, 2006, the Company repurchased and retired 50,000 shares at a cost of approximately $700,000. Common stock at par value and additional paid-in capital were reduced by the $700,000.

13.	LEGAL MATTERS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that were attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

As also previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provides that Miller’s statutory damages arising from the actions of the Company were zero. The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorney’s fees from the other party.

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

LEGAL MATTERS (CONTINUED)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations, beliefs and views concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety, and to review certain additional risks factors that are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Our Business

Collectors Universe Inc. (the “Company”) provides authentication and grading services to dealers and collectors of high-end collectible coins, sportscards, stamps, sports and entertainment memorabilia autographs and currency. Additionally, in December 2005, we began offering diamond authentication and grading services to wholesale and retail dealers of diamonds. We believe that our authentication and grading services add value to these collectibles and to diamonds by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors that own and buy and sell them.

We principally generate revenues from the fees paid by dealers and collectors for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and the sale of historical data and information about the collectibles authenticated and graded by us (that we believe facilitates commerce in those collectibles).

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

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for Gemprint’s business and assets of $7.5 million in cash, and assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

GCAL has incorporated the gemprint process into its diamond grading process, so that each GCAL authenticated and graded diamond will also carry a gemprint image stored in GCAL’s registered database, which will enable GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

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

Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by March 31, 2006.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, the assets and related liabilities of the collectible sales businesses have been classified as held for sale and their related operating results have been classified as discontinued operations.

In connection with our acquisition of CCE in September 2005, we also acquired one of its affiliated companies (“CTP”) that was engaged in an unrelated business. At the time we consummated the CCE acquisition we intended to dispose of CTP and, effective November 30, 2005, we disposed of CTP. Accordingly, CTP has been classified as a discontinued business and its operating results for the period during the nine months ended March 31, 2006 that we owned it have been included in discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses and the disposition of CTP, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading and other value-added services provides relatively stable and predictable cash flows, as the fees for most of the grading submissions we receive are prepaid. In the nine months ended March 31, 2006 and 2005, respectively, we used cash of $2,175,000 (which is net of $7,602,000 invested in short-term investments) and generated cash of $4,359,000 (which is net of $2,294,000 invested in short-term investments) from the operating activities of our continuing businesses.

During the nine months ended March 31, 2006, we generated cash of $558,000, primarily from the sales of our collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that we had retained. As a result, at March 31, 2006, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $209,000, as compared to $411,000 at June 30, 2005.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by the mix and the total number of units of collectibles submitted to us for authentication and grading and the level of our non-grading revenues. The gross profit on our authentication and grading revenues is affected by the (i) mix of collectibles submission revenues among coins, sportscards and other collectibles, (ii) the mix of submission revenues between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand and (iii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin. Furthermore, because a significant proportion of our direct costs are fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

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

The following tables provide information regarding the respective numbers of coins, sportscards, autographs, stamps, currency and diamonds that were authenticated and graded by us in the three and nine months ended March 31, 2006 and 2005 and their estimated values, which are the amounts at which those coins, sportscards, autographs, stamps, currency and diamonds were insured by the dealers and collectors who submitted them to us for authentication and grading.

	Units Processed Three Months Ended March 31				Percent Increase (decrease)	Declared Value (000) Three Months Ended March 31
	2006		2005(1)			2006		2005(1)
Coins	474,000	56%	449,000	59%	6%	$577,693	93%	$321,632	92%
Sportscards	315,000	37%	283,000	38%	11%	18,288	3%	17,110	5%
Autographs	45,000	5%	15,000	2%	200%	3,845	1%	6,466	2%
Stamps	10,000	1%	7,000	1%	43%	5,430	1%	4,051	1%
Currency(1)	9,000	1%	-	-	-	8,208	1%	-	-
Diamonds(1)	1,000	-	-	-	-	9,740	1%	-	-
Total	854,000	100%	754,000	100%	13%	$623,204	100%	$349,259	100%

	Units Processed Nine Months Ended March 31				Percent Increase (decrease)	Declared Value (000) Nine Months Ended March 31
	2006		2005(1)			2006		2005(1)
Coins	1,226,000	54%	1,241,000	59%	(1%)	$1,208,616	91%	$897,853	91%
Sportscards	873,000	38%	801,000	38%	9%	53,358	4%	48,989	5%
Autographs	134,000	6%	54,000	2%	148%	11,341	1%	23,424	2%
Stamps	26,000	1%	19,000	1%	37%	13,752	1%	14,579	2%
Currency(1)	23,000	1%	-	-	-	31,433	2%	-	-
Diamonds(1)	2,000	-	-	-	-	19,703	1%	-	-
Total	2,284,000	100%	2,115,000	100%	8%	$1,338,203	100%	$984,845	100%

(1) We began offering currency authentication and grading services and diamond grading services for the first time during the nine months ended March 31, 2006.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally accounts receivable and inventories, we must make judgments, and estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to fully collect our accounts receivable or realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other or circumstances on which are judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates that are affected by those changes or events. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

Under GAAP, businesses also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on a number of factors, including whether customers are granted rights to reject or adjust the payment for the services provided to them.

As is described above, during the nine months ended March 31, 2006 we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting. That accounting method required us to allocate the amount paid for those businesses over the fair value of the assets and liabilities acquired, and to classify the excess of the purchase price over that fair value as goodwill. In accordance with GAAP, we will be evaluating goodwill for impairments at least annually, or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Long-Lived Assets” below). Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy collectibles dealers who submit collectibles to us for authentication and grading on a recurring basis. In addition, primarily in connection with our coin dealer financing programs, we make advances or extend credit under notes receivable arrangements. We regularly review our accounts and notes receivable, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due amounts, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances. Each quarter we review estimates of uncollectible amounts and economic or other conditions or trends that may affect the ability of account debtors or note obligors to meet their payment obligations, in order to enable us to determine whether or not to adjust the amount of the allowance. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts or notes, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve. Our collectibles inventories are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sale value of the collectibles inventories. Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.

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

Grading Warranty Costs. We offer a warranty covering the coins, sportscards, stamps, currency and diamonds that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets. We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. Such reviews occur annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. The Company does not believe there was any impairment of its long-lived assets as of March 31, 2006. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

Stock-Based Compensation. Effective July 1, 2005, the Company began recognizing share-based compensation costs based on the fair value recognition provision of SFAS No. 123(R), using the Black-Scholes option valuation method. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report share-based compensation net of option forfeitures that we expect will occur, which we estimate on the basis of historical forfeiture experience. Once we determine the compensation cost of a stock option award, that cost is recognized in our consolidated statements of operations over the vesting period of the option using the straight-line attribution method.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.8%	36.4%	40.2%	36.2%
Gross profit	59.2%	63.6%	59.8%	63.8%
Operating expenses:
Selling and marketing expenses	13.7%	9.8%	12.9%	10.3%
General and administrative expenses	32.5%	28.9%	36.1%	28.5%
Settlement of lawsuit	-	-	-	2.0%
Total operating expenses	46.2%	38.7%	49.0%	40.8%
Operating income, net	13.0%	24.9%	10.8%	23.0%
Interest income, net	5.9%	2.7%	6.6%	1.7%
Other expenses	0.1%	(0.2%)	0.1%	(0.1%)
Income before provision for income taxes	19.0%	27.4%	17.5%	24.6%
Provision for income taxes	(8.0%)	(11.0%)	(7.5%)	(9.9%)
Income from continuing operations after income taxes	11.0%	16.4%	10.0%	14.7%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-	0.6%	(0.3%)
Net income	11.0%	16.4%	10.6%	14.4%
Net Revenues

Authentication and grading fees consist primarily of fees generated from the authentication and grading of high-value coins, sportscards, autographs, stamps, currency and diamonds and, to a much lesser extent, revenues from other collectibles-related services, including the publication of collectibles magazines, the sale of advertising for placement on our websites and in our magazines, and from subscription-based revenues. Net revenues are determined net of discounts and allowances.

The following tables set forth information regarding the net revenues attributable to the authentication and grading and other collectible-related services in the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005		2006 vs. 2005
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Coins	$6,511,000	65.0%	$6,386,000	71.3%	$125,000	2.0%
Sportscards	2,177,000	21.7%	2,070,000	23.1%	107,000	5.2%
Other collectibles(1)	1,334,000	13.3%	499,000	5.6%	835,000	167.3%
Net revenues	$10,022,000	100.0%	$8,955,000	100.0%	$1,067,000	11.9%

	Nine Months Ended March 31,
	2006		2005		2006 vs. 2005
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Coins	$16,814,000	63.9%	$17,487,000	69.6%	$(673,000)	(3.8%)
Sportscards	6,247,000	23.8%	6,093,000	24.2%	154,000	2.5%
Other collectibles(1)	3,233,000	12.3%	1,552,000	6.2%	1,681,000	108.3%
Net revenues	$26,294,000	100.0%	$25,132,000	100.0%	$1,162,000	4.6%

(1)	Other collectibles consist of autographs, stamps, currency and diamonds and also include revenues from other collectible-related services.

The increases in revenues of $1,067,000, or 11.9%, and $1,162,000, or 4.6%, in the three and nine months ended March 31, 2006, respectively, compared to the same respective periods of the prior year, were primarily due to (i) increases in the number of units graded and authenticated and (ii) increases in revenues from other collectible-related services that were primarily attributable to revenues of the businesses that we acquired in the first six months of the current fiscal year.

While the total units graded and authenticated in the three and nine months ended March 31, 2006 increased by 13% and 8%, respectively, grading and authentication revenues, by comparison, increased by 9% and 3% respectively, during those same periods, primarily due to the mix of submission revenues among coins, sportcards and other collectibles and the mix of services (in terms of turnaround times and average service fees among the different customers) provided in the respective periods, which affected our average selling prices. We realize our highest prices (ASP) on diamonds and stamps. The ASP on coins was down year over year as it was in all the categories. In the three and nine months ended March 31, 2006, coins accounted for 56% and 54%, respectively, of the total number of units graded in those periods, as compared to 59% in the respective corresponding periods of 2005. Our autograph authentication business experienced increases of 200% and 148%, respectively, in the number of units authenticated in the quarter and nine months ended March 31, 2006, resulting in increases of 52% and 40%, respectively, in autograph authentication revenues, for those respective periods, in each case as compared to the corresponding periods of the prior year. Those increases were due primarily to increases in our autograph authentication services offered this year, as compared to last year, and changes in our pricing that we believe made such services more attractive to a larger number of dealers and collectors.

The 6% increase in the number of coins graded and authenticated in this year’s third quarter, as compared to the same quarter of the prior year, was primarily attributable to an increase in coin submissions under the Company’s First Strike program (which, to date, has primarily been a third quarter program), which more than offset a reduction in the number of units submitted from a coin dealer that had been our largest customer until the fourth quarter of fiscal 2005, when its owner sustained a serious illness. Revenues attributable to coins submissions by that customer declined from 10% of total revenues in the three and nine months ended March 31, 2005 to 5% and 4%, respectively, of total revenues for the three and nine months ended March 31, 2006. Although, the Company’s growth in revenues in the current year have been depressed by the loss of coin revenues from that customer, we continue to believe that general economic conditions are favorable to our coin grading and other businesses.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. Cost of authentication and grading revenues, primarily consist of labor to authenticate and grade collectibles, production costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services and printing and other direct costs. In the three and nine months ended March 31, 2006, our costs of revenues included stock-based compensation, earned by employees in our authentication and grading division, which is required to be recognized in accordance with SFAS No. 123(R).

Set forth below is information regarding our gross profits in the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Gross profit	$5,934,000	$5,692,000	$15,716,000	$16,045,000
Gross profit margin	59.2%	63.6%	59.8%	63.8%

The decline in our gross profit margin in the three and nine month periods ended March 31, 2006, was primarily attributable to (i) a modest decline in the average service price of coins due to the mix of services provided in the periods; (ii) increased grader-related compensation costs of $114,000 and $426,000 in the three and nine months ended March 31, 2006, respectively, as a result of an increase in the number of graders and the implementation of a more fixed-rate compensation plan; (iii)  a change in the mix of collectibles graded to a lower proportion of coins, on which we realize higher margins than on authentication and grading of other collectibles; and (iv) stock-based compensation expense of $56,000 and $168,000 for the three and nine months ended March 31, 2006, respectively, recorded as required by SFAS No. 123(R). Stock based compensation was not required to be recorded in fiscal 2005 or in prior years. Coin revenues represented approximately 65% and 64% of total net revenues in the three and nine months ended March 31, 2006, as compared to approximately 71% and 70% of total net revenues in the same three and nine months of the prior year.

Partially offsetting the impact of these factors on gross profit margin in both the three and nine months ended March 31, 2006 was a $194,000 credit for the reversal of a long-term compensation accrual for a former employee due to the termination of his employment in the second quarter of fiscal 2006.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and nine month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Selling and marketing expenses	$1,378,000	$876,000	$3,386,000	$2,581,000
Percent of net revenue	13.7%	9.8%	12.9%	10.3%

The increases, both in absolute dollars and as a percentage of net revenues, in selling and marketing expenses in the three and nine months ended March 31, 2006, respectively, compared to the same respective periods of 2005, were primarily attributable to (i) costs of $220,000 and $350,000, respectively, incurred in the three and nine months ended March 31, 2006 in connection with the launch of the Company’s currency grading division and the commencement of marketing programs for the businesses that we acquired in the first six months of the current fiscal year, (ii) collectibles trade-show expenses of approximately $106,000 and $250,000 incurred in the three and nine month periods ended March 31, 2006, respectively, because we participated in one more trade show in this year’s third quarter than we did in the same quarter last year, and we focused more resources on our trade show programs at which we are able to generate higher average service fees due to the faster turn-around times demanded by dealers and collectors attending those shows; (iii) increased advertising and promotional expenses of $109,000 and $187,000 incurred in the three and nine months ended March 31, 2006, including promotional costs associated with the Company’s third quarter First Strike Program; and (iv) increases in personnel costs in our customer service departments.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses. In the three and nine months ended March 31, 2006, G&A expenses also included stock-based compensation required to be recognized in accordance with SFAS No. 123(R).

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
General and administrative expenses	$3,254,000	$2,588,000	$9,500,000	$7,167,000
Percent of net revenues	32.5%	28.9%	36.1%	28.5%

The increase in general and administrative expenses of $666,000 and $2,333,000 in the three and nine months ended March 31, 2006, respectively, were primarily attributable to general and administrative expenses incurred in connection with the acquisitions and integration in our operations of the newly acquired businesses, investment in infrastructure to support the growth of our businesses, litigation costs, audit and Sarbanes Oxley compliance costs and stock-based compensation costs (arising from the adoption of SFAS 123(R)). The increased costs associated with the acquired businesses were approximately $390,000 and $600,000, which included business transition and intangible amortization costs of $158,000 and $242,000, respectively, in the three and nine months ended March 31, 2006. We also incurred approximately $60,000 and $240,000, respectively, in connection with the implementation of our business acquisition and expansion program, in the three and nine months ended March 31, 2006. The increased infrastructure costs of approximately $140,000 and $460,000, respectively, in the three and nine months ended March 31, 2006 included investments in information technology systems and additional space to support the growth of our businesses. Litigation costs were approximately $100,000 lower in the quarter ended March 31, 2006 than in the quarter ended March 31, 2005 during which we incurred increased litigation costs due to the Real Legends lawsuit which was settled in that quarter. On the other hand, litigation costs increased by approximately $300,000 in the nine months ended March 31, 2006, as compared to the same period of 2005. That increase was primarily attributable to the costs of the trial in the Miller lawsuit that took place in the second quarter of fiscal 2006. Increased audit and Sarbanes Oxley costs of $275,000 were incurred primarily in the first quarter of fiscal 2006. Stock-based compensation costs recognized pursuant to SFAS 123(R) and included in general and administrative expenses for the three and nine months ended March 31, 2006 were $76,000 and $227,000, respectively.

Settlement of Lawsuit

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Settlement of lawsuit	$-	$-	$-	$500,000
Percent of net revenues	-	-	-	2.0%

As previously reported, during the second quarter of fiscal 3005, the Company recognized an expense of $500,000 (net of a $100,000 insurance reimbursement) in connection with the settlement of the Real Legends lawsuit.

Stock-Based Compensation

In accordance with SFAS No. 123(R) -- Share Based Payments which, in the Company’s case, became effective as of July 1, 2005, the Company recognized stock-based compensation of $133,000 and $398,000 for the three and nine months ended March 31, 2006. That stock-based compensation was attributable to the following:

	Three Months Ended March 31	Nine Months Ended March 31,
	2006	2005
Cost of revenues	$56,000	$168,000
Selling and marketing expenses	1,000	3,000
General and administrative expenses	76,000	227,000
	$133,000	$398,000

Prior to the adoption of SFAS No 123(R), we accounted for stock-based compensation in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had disclosed, in the footnotes to our financial statements, pro forma net earnings and pro forma net earnings per share as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS No. 123 Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the three and nine months ended March 31, 2006 include: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on their respective grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to June 30, 2005, based on their respective grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated and the Company will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share for periods ended prior to July 1, 2005 in the footnotes to its financial statements.

There were no modifications made to outstanding stock options prior to the adoption of SFAS No. 123(R).

We will also continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the three or nine months ended March 31, 2006 and 2005.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

For purposes of SFAS No. 123(R), the Company calculates stock-based compensation by estimating the fair value of each stock option using the Black-Scholes option valuation model and various assumptions that are described in note 1 to the condensed consolidated financial statements included in Part I of this Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For the three and nine months ended March 31, 2006, stock-based compensation consisted of compensation costs attributable to options that were outstanding during those respective periods but which were not fully vested as of July 1, 2005, the effective date of SFAS No. 123(R), compensation costs for options that were granted during those respective periods, prorated from their respective grant dates to March 31, 2006 and adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of 10,000 shares of our common stock were granted to employees during the quarter ended September 30, 2005, but no options were granted in either of the two subsequent quarters during the nine months ended March 31, 2006.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 4%, which reduced stock-based compensation cost by $5,000 and $15,000 in the three and nine months ended March 31, 2006, respectively.

A total of $1,398,000 of compensation expense related to non-vested stock-based compensation awards remained unrecognized as of March 31, 2006. Based on the assumption that the forfeiture rate will remain at 4%, that amount will be recognized as compensation expense as follows:

YEAR ENDING JUNE 30,
2006	$132,000
2007	516,000
2008	488,000
2009	259,000
2010	3,000
Total	$1,398,000

However, these amounts do not include the cost of any additional stock based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s compensation award forfeiture rate.

Interest Income, Net

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest income, net	$588,000	$245,000	$1,738,000	$419,000
Percent of net revenue	5.9%	2.7%	6.6%	1.7%

        Interest income is generated on cash balances that we invest primarily in highly liquid money market accounts, short-term bank certificates of deposit, auction rate securities and commercial paper instruments. Interest income, net totaled $588,000 and $1,738,000, respectively, in the three and nine months ended March 31, 2006, compared with $245,000 and $419,000 in the three and nine months ended March 31, 2005, respectively. These increases were primarily attributable to increases in our cash and cash equivalent and short-term investment balances that were attributable to (i) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of fiscal 2005, which generated net proceeds to us of $35,657,000; and (ii) cash generated from the disposition of our collectibles sales businesses; and (iii) cash generated by operations, reduced by cash expended for business acquisitions in the current fiscal year. Also contributing to the increase in interest income was an increase in the rates at which we earned interest on our cash and cash equivalent balances due to increases in interest rates.

Provision for Income Taxes

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Provision for Income Taxes	$804,000	$981,000	$1,965,000	$2,487,000

The income tax expense recorded in the three and nine months ended March 31, 2006 and 2005 was calculated based on our expected combined federal and state effective income tax rates of approximately 43% for the fiscal year ended June 30, 2006 and 40% for the fiscal year ended June 30, 2005. The increase in the effective tax rate to 43% in the current fiscal year reflects increased permanent differences between the Company’s income for book purposes and for tax purposes due primarily to the non-deductibility of compensation costs on incentive stock options.

Discontinued Operations

	Three Months Ended March 31		Nine Months Ended March 31,
	2006	2005	2006	2005
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$-	$(3,000)	$169,000	$(79,000)

Income from discontinued operations in the nine months ended March 31, 2006 is attributable to the continued activities associated with the disposition of the assets (consisting primarily of inventories) of the collectibles sales businesses that we sold and the results of CTP from September 2, 2005 (the date of its acquisition) through November 30, 2005 (the date of its disposition). In the three and nine months ended March 31, 2006, we recognized a pre-tax gains of $25,000 and $320,000, respectively, on the disposal of direct collectibles businesses, the amounts of which became determinable in that period. In the nine months ended March 31, 2006, the Company recognized a pre-tax bad debt expense of $73,000 in connection with a note receivable, attributable to the operations of one of our discontinued businesses, that became uncollectible in that period.

Liquidity and Capital Resources

At March 31, 2006, we had cash, cash equivalents and short-term investments of $53,168,000, as compared to cash and cash equivalents of $65,439,000 at June 30, 2005. That decrease was primarily attributable to the use of $14,554,000 of cash to fund the purchase prices that we paid for the businesses that we acquired in the first six months of fiscal 2006.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. Historically, our authentication and grading services have provided us with relatively predictable cash flows, largely because in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading.

Cash Used In Operating Activities. During the nine months ended March 31, 2006, our operating activities used net cash of approximately $2,175,000 that was attributable primarily to cash generated from our authentication and grading services, $7,602,000 of cash outflow that was invested in short-term investments and a reduction of $1,485,000 in deferred income taxes as a result of our use of our net operating losses in the period to reduce our taxes payable. A March 31, 2006, the Company had fully utilized its net operating losses (NOLs) for federal income tax purposes.  However, the Company continues to have losses and tax credits available for state income tax purposes.

Cash Used in Investing Activities. We used net cash of $17,327,000 in investing activities in the nine months ended March 31, 2006, primarily to fund (i) the purchase of the businesses we acquired during that period and (ii) net advances that we made under our dealer financing programs of our Collectors Finance division, and (iii) capital expenditures, primarily for the purchase of fixed assets.

Cash Used in Financing Activities. We used net cash of $571,000 in financing activities, including cash expended for the purchase of 50,000 shares of our common stock at a cost of $703,000 and cash generated from the exercise of stock options for $132,000.

Bank Line of Credit. In fiscal 2005 we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin dealers. All such loans are required to be collateralized by the delivery to us of collectibles coins that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those short term loans, in June 2005 CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years, bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are secured by the loan receivables due CFC. There were no borrowings outstanding under that line of credit at March 31, 2006.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or the repurchase shares of common stock by the Company in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all of these covenants at March 31, 2006 and received the required consents from the lender for the purchase of the Gemprint business and the repurchase of the Company’s common stock during the third quarter of 2006.

Outstanding Financial Obligations. We had the following outstanding obligations under operating leases, net of sublease income, at March 31, 2006 for years ending June 30:

2006	$449,000
2007	1,559,000
2008	1,552,000
2009	1,497,000
2010	763,000
Thereafter	2,116,000
$7,936,000

With the exception of these obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations. In the event that CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, as noted above, there were no borrowings outstanding under this line of credit at March 31, 2006.

In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10 million of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. During the quarter ended March 31, 2006, the Company repurchased a total of 50,000 shares of its common stock for an aggregate purchase price of approximately $700,000. Additional information regarding these share repurchases is set forth in Item 2 of Part II of this report.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. In the case of the Company, SFAS No. 154 will become effective for our fiscal year beginning July 1, 2006.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140) and SFAS No.156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operation.

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

•
the fact that, during the nine months ended March 31, 2006, a total of 6 of our customers accounted for 23% of our net revenues, in the aggregate, which means that the loss of any of those customers, or even a reduction by any of those customers in the volume of their authentication and grading submissions to us, would cause our net revenues to decline and, therefore, could harm our profitability;

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

•
the risk that we will not succeed in investing our available cash and cash equivalents and short-term investments, which totaled approximately $53 million at March 31, 2006, in a manner that will generate returns comparable to those we realize on the investment we have made in our core authentication and grading businesses, which would adversely affect our profitability; and

•
the risk that the trial court decision in our favor in the Miller case, which is being appealed by the plaintiff, will be reversed on appeal and that we could ultimately incur a material liability in that case.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in the Section entitled “Factors That Could Affect Our Future Financial Performance” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, as filed with the SEC under the Securities Exchange Act of 1934.

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

Due to the cash and cash equivalent and short-term investment balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2006, we had approximately $53 million in cash and cash equivalents and short-term investments, primarily invested in high-grade commercial paper, money market funds, auction rate securities, and certificates of deposit. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors that were disclosed under the caption “Factors That Could Affect Our Future Financial Performance” in Part I of our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, except as may otherwise be set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this report.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

On December 6, 2005, Collectors Universe, Inc. reported that its Board of Directors had authorized a stock buyback program, pursuant to which the Company may, from time to time, in accordance with the applicable Securities and Exchange Commission rules, purchase up to an aggregate of $10 million of its shares of common stock in open market and private transactions, when opportunities to makes such purchases become available at attractive prices. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance; the Company’s available cash resources and competing uses for the cash that may arise in the future; prevailing market prices of the Company’s common stock; and the number of shares that become available for sale at prices that the Company believes are attractive. In addition the Company may suspend or terminate this program at any time, without notice.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2006. These purchases are the initial share repurchases made by the Company under this program.

	(a	(b)	(c)	(d)
Monthly Periods During Quarter Ended March 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2005	0	N/A	N/A	$10,000,000

February 1 to February 28, 2006	0	N/A	N/A	$10,000,000

March 1 to March 31, 2006	50,000	$14.02	50,000	$9,299,202
Total	50,000	$14.02	50,000

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 10, 2006	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 10, 2006	/s/ JOSEPH J. WALLACE
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