Form 10-K
period 2006-06-30
COLLECTORS UNIVERSE INC
filed 2006-09-13
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

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
YES [ ] NO ☒

As of December 31, 2005, the aggregate market value of the Common Stock held by non-affiliates was approximately $121,664,000, based on the per share closing price of $16.03 of Registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 1, 2006, a total of 8,350,000 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2006, for its Annual Meeting of Stockholders scheduled to be held on December 5, 2006.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

(i)

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may”. Forward looking statements are estimates or predictions about the future that are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Annual Report. Those risks and uncertainties are described in Item 1A of Part I of this Annual Report as “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements contained in those items of this Annual Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Overview

We are a leading provider of value-added authentication, grading and information services to dealers and collectors of high-value coins, sportscards, autographs, stamps and vintage U.S. currency notes (which we will sometimes refer to generally, as “collectibles”) and to sellers and purchasers of diamonds, colored gemstones and other high value assets.

Collectibles. The collectibles that we authenticate and grade have market values generally ranging from $200 to over $1 million, due principally to their rarity, age or association with famous individuals or historical events.

The authenticity and the state of preservation, or quality, of these collectibles are also important determinants of their value in the collectibles markets. For that reason, sellers, purchasers and collectors submit their high-value collectibles to us for:

•	Certifications by our independent experts of their authenticity; that is, confirmation that the collectibles are real and are what they have been represented to be; and

•	Evaluations of their physical condition and appearance and the assignment of a grade by our independent experts on the basis of uniform quality standards.

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible, (ii) sets forth the quality grade we have assigned to it and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for sportscards, “PSA/DNA” for autographs and memorabilia, “PSE” for stamps and “PCGS Currency” for U.S. vintage currency notes1 . Additionally, we warrant our certification of authenticity and the grade that we assign to the coins and sportscards that we authenticate and grade and have recently begun offering warranties with respect to our determinations of authenticity and our assignment of quality grades to stamps.

Diamonds and Colored Gemstones. In November 2005, we began offering diamond grading services to wholesale and retail dealers and to purchasers of diamonds as a result of our acquisition of Gem Certification & Appraisal Lab (GCAL), an international forensic diamond certification and grading laboratory. In August 2006, we extended our diamond grading business to include the grading of high value colored gemstones, including emeralds, rubies and sapphires, by means of our acquisition of American Gemological Laboratories (AGL), an international forensic colored gemstone certification and grading laboratory.

The market values of the diamonds and colored gemstones that we grade generally range from approximately $500 to over $1 million, depending, in the case of diamonds, primarily on their weight, color and clarity and, in the case of colored gemstones, the presence of and type of enhancements (almost all colored gemstones have some treatment to enhance color or clarity or both) and sometimes on their country of origin. For that reason, sellers and some purchasers submit their diamonds and colored gemstones to us for:

• Confirmations, by our independent experts that their diamonds or colored gemstones are, in fact, natural (as opposed to synthetically manufactured) diamonds and colored gemstones; and

• Evaluations of their physical condition and appearance and the assignment of a grade by our independent experts on the basis of uniform quality standards that, in the case of diamonds, relate to their color and clarity and, in the case of colored gemstones relate to color, tone, clarity, enhancements and in some cases, their country of origin.

Upon completion of the grading process for diamonds, a GCAL certificate is issued that sets forth the weight, cut, color and clarity grades assigned to the diamond by GCAL along with other measured information such as the dimensions of the diamond. GCAL also includes a direct light performance analysis of each diamond utilizing a proprietary process that measures in a digital image the number of pixels of light which pass through a diamond, ranking the light performance higher for more light and lower for less light. A similar process measures the symmetry of the cut of the diamond, another feature that can have a direct impact on the brilliance and reflectivity of a diamond. A graphic representation of the brilliance and symmetry is included on the certificate. Additionally, using a patented technology for non-invasive diamond identification that we acquired in December 2005, we digitally capture and record the unique refractive light pattern of the diamond (which we refer to as a “Gemprint”), which we store in our database, cross-indexed to the certificate number issued with the diamond2 . This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond. GCAL warrants the color and clarity grades assigned to the diamonds within certain tolerances.

Upon completion of the grading process for colored gemstones, an AGL certificate is issued that sets forth the weight, cut, color, tone and clarity grade assigned to the gemstone along with the description of the enhancements to the gemstone, if any, and in some cases, the country of origin. A high resolution color image of the colored gemstone is included on the certificate for identification purposes. We are currently testing a variety of colored gemstones with the Gemprint process to determine which colored gemstones can be identified using this non-invasive identification process and, if those test are successful, we plan on including Gemprint in the certification process with the associated database as may be applicable to a particular colored gemstone.

1    Collectors Universe, PCGS, Professional Sports Authenticator and PSA/DNA, Set Registry, CU3000 First Strike, and each of the logos associated with those names, are registered service or trade marks of the Company.

2    GCAL, Gemprint and AGL and each of the logos associated with their respective names, are registered service marks of the Company.

We believe that our authentication and grading services increase the liquidity and marketability and, therefore, add to the value, of the collectibles, diamonds and colored gemstones that we authenticate and grade. Our services provide sellers, purchasers and collectors with (i) the confidence of knowing that the collectibles, diamonds or colored gemstones they are buying or selling are authentic or natural, as the case may be; (ii) information, in the form of objective and uniform measures of quality, that enable sellers, purchasers and collectors to assess the value of those collectibles, diamonds or colored gemstones; and (iii) information, based on analysis of the colored gemstone and technological comparisons to known origin specimens, relating to the country of origin of a colored gemstone. Armed with this information, a prospective buyer who might otherwise be reluctant to purchase a high-priced collectible, diamond or colored gemstone, is more confident about, and more willing to make the purchase, particularly “sight-unseen,” on Internet auction sites such as those operated by eBay and Blue Nile. We also believe that collectibles dealers who sell collectibles that have been authenticated and graded by us are more readily able to sell, and are more likely to obtain higher prices for those collectibles, than if the collectibles had not been authenticated and graded by us.

We originated the standards and methodologies we use for authenticating and grading coins, sportscards, autographs and stamps. Those standards and methodologies have become generally accepted in the collectible coin, sportscard and autograph markets. Since we are the only company to have launched an independent third party stamp grading service, and the concept of stamp grading is relatively novel, our stamp grading standards have not yet become generally accepted; however, we believe that these standards have been gaining wider acceptance in that market. The standards and methodologies we use in grading diamonds are generally accepted in the diamond market and were developed by the Gemological Institute of America, a non-profit educational corporation. AGL has developed certain proprietary standards for the colored gemstone market relating to color, tone and clarity of colored gemstones and descriptive terms used in the disclosure of colored gemstone enhancements.

We also have developed some of the leading brands in the collectibles, diamonds and colored gemstones markets in which we conduct our business:

• “PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

• “PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service;

• “PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia; and

• “PSE” (Professional Stamp Experts), which is the brand name for our independent stamp authentication and grading service;

• “PCGS Currency” the brand name for our recently inaugurated currency authentication and grading service;

• “GCAL” (Gem Certification & Assurance Lab), which is the brand name for our independent diamond authentication and grading service; and

•	“AGL” (American Gemological Laboratories), which is the brand name of our independent third party colored gemstone grading business.

PCGS and PSA are among the leading independent authentication and grading services in the collectible coin and sportscard markets in the United States. PSA/DNA and PSE also are among the leading independent authentication services and, to our knowledge, provide the only independent grading services, in their respective markets. Currency authentication and grading are new to the currency market and PCGS Currency is one of the leading independent authentication and grading services in the currency market. GCAL is among the top quality independent authentication and grading services in the diamond market and is, to the best of our knowledge, the only service that offers a non-invasive and unchangeable diamond identification method that makes it possible to detect the switching or alteration of diamond grading certificates. AGL is one of the world leaders in colored gemstone authentication, grading, enhancement disclosure and for the most valuable colored gemstones, identification of the country of origin.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2006, we had authenticated and graded more than 12 million coins. In 1991, we launched our PSA sportscard authentication and grading service and, through June 30, 2006, had authenticated and graded over 9 million sportscards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia. We started our PSE stamp authentication and grading service in 2000. We launched PCGS Currency as an extension of the PCGS brand in March 2005. In the second quarter of fiscal 2006, we acquired GCAL and the Gemprint technology. We acquired AGL in the first quarter of fiscal 2007.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded from 2004 to 2006, the number of currency notes that we graded since the inception of our currency authentication and grading service in the third quarter of fiscal 2005 and the number of diamonds we authenticated and graded since the acquisition of the diamond authentication and grading service in the second quarter of fiscal 2006.

	Units Processed
	2006		2005		2004
Coins	1,789,000	55%	1,670,000	58%	1,241,000	53%
Sportscards	1,199,000	37%	1,084,000	38%	998,000	43%
Autographs	181,000	6%	77,000	3%	68,000	3%
Stamps	38,000	1%	26,000	1%	16,000	1%
Currency	29,000	1%	3,000	-	-	-
Diamonds	5,000	-	-	-	-	-
Total	3,241,000	100%	2,860,000	100%	2,323,000	100%

	Declared Values (000)
	2006		2005		2004
Coins	$1,613,000	90%	$1,191,000	91%	$993,000	90%
Sportscards	75,000	4%	66,000	5%	67,000	6%
Autographs	15,000	1%	26,000	2%	31,000	3%
Stamps	21,000	1%	17,000	1%	10,000	1%
Currency	43,000	2%	8,000	1%	-	-
Diamonds	27,000	2%	-	-	-	-
Total	$1,794,000	100%	$1,308,000	100%	$1,101,000	100%

We generate revenues principally from our authentication and grading service fees. For collectibles, those fees. range from $4 to over $200 per item authenticated and graded, based primarily on the type of item authenticated or graded and the turn-around times selected by our customers, which range from 1 to approximately 60 days. In fiscal 2006, our authentication and grading fees averaged $10.25. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turn-around times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles, than they do for modern collectibles. Diamond authentication and grading fees, generally range from $60 to over $300 based on the weight of the diamond and are fixed with specific delivery times; although fees sometimes vary in the case of contracts that provide for volume submissions. Authentication and grading fees for AGL range from $150 to over $1,000 based on the weight of the colored gemstone and if the country of origin is requested.

         We also generate revenues, to a lesser extent, from sales of (i) advertising on our websites; (ii) our printed publications and price guides and advertising placed in such publications; (iii) our rarity or “population” reports that contain data regarding the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination; and (iv) monthly subscription fees associated with our Internet-based, dealer to dealer exchange “CCE” (Certified Coin Exchange) for certified coins. We believe that our printed publications, price guides and reports make collectors better informed consumers and make collecting more interesting and exciting for them while our dealer to dealer exchange adds liquidity to certified coins.

In July 2006, we acquired Expos Unlimited LLC (“Expos”), a tradeshow management company that operates two of the larger and better known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively. This acquisition assures us of the continued availability of these two show venues for our onsite authentication and grading services, provides us a platform for inaugurating and conducting collectibles shows in our other markets and adds management personnel who are experienced in managing and conducting collectibles trade shows.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase, high-value or high-priced collectibles, diamonds, colored gemstones or other high-value assets are their authenticity and quality. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide damage or to restore the item. The authenticity of a diamond or colored gemstone relates to its formation in a natural method and mined from the earth as opposed to laboratory grown or synthetically produced, and in the case of colored gemstones, the country of origin. The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. The quality of a diamond is largely a function of its color and clarity. The quality of a gemstone relates to color, tone, clarity, enhancements and in some cases, the country of origin. With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible, diamond or colored gemstone. Quality directly affects value and price, usually on an exponential basis, with higher quality collectibles, diamonds and colored gemstones, generally attracting dramatically higher prices than those of lower quality. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price. For example, a 1952 Mickey Mantle baseball card that received a PSA grade from us of 10 on our PSA grading scale of 1-to-10 was sold in 2001 for $275,000. By comparison, a similar 1952 Mickey Mantle baseball card that received a PSA grade of 8 was sold in 2006 for $72,057. Although for diamonds and colored gemstones, the weight of the stone (as measured by mechanical devices) has a significant impact on value, quality ratings also have a material impact on value. A round brilliant cut two carat natural diamond with a GCAL grade D color (which is the most desirable blue-white color on the scale from D to the yellow tint of a P color) and a clarity grade of flawless or “FL” (which indicates that the diamond has no imperfections or inclusions) has a market value of approximately $68,000 - $78,000. By comparison a similar cut two carat diamond with a GCAL grade I color and a clarity grade of SI2 (which is in the midpoint range of clarity) has a market value of approximately $11,000 - $12,000. In the same manner, a rectangular cut two carat emerald with AGL color grade 3, tone of 70 (a very attractive and intense green) and a clarity grade of “LI” (or lightly included) has a market value of approximately $18,000 - $21,000. By comparison, a similar cut emerald with AGL color grade 6, tone of 50 (an average color and intensity of green) and a clarity grade of “MI2” (moderately included) has a market value of approximately $2,600 - $3,800. With respect to country of origin, the same oval cut two carat Blue Sapphire AGL color grade 3, tone of 70 (rich and deep blue) with a clarity grade of “LI” has a market value of approximately $2,800 - $3,400 if the country of origin is Burma, but has a market value of approximately $20,000 - $22,000 if the country of origin is Kashmir.

Until the advent of independent third party authentication and grading, most prospective buyers, including experienced collectibles, diamond and colored gemstone dealers and retailers, insisted on physically examining high-priced collectibles, diamonds and colored gemstones before consummating transactions. However, unlike professionals in the trade, most purchasers and collectors lacked the experience and knowledge needed to determine, with confidence, the authenticity or the quality, and hence the value, of high-priced collectibles, diamonds and colored gemstones, even when they had the opportunity to examine them physically. As a result, purchasers and collectors had to rely on representations made by sellers regarding authenticity and quality. For these reasons, “buyer beware” characterized the high-value collectibles, diamond and colored gemstone markets, and “sight-unseen” markets for rare coins, diamonds, colored gemstones and other high-value collectibles were practically non-existent.

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased them at collectibles shows, auction houses and local dealer shops. Diamonds and colored gemstones have been marketed at retail through tens of thousands of retail jewelry stores or in departments of large general retail stores. These markets were highly inefficient because:

•	they were fragmented and localized, which limited both the variety of available collectibles, diamonds and colored gemstones and the number of potential buyers;

•	transaction costs were often relatively high due to the number of intermediaries involved;

•	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles, diamonds and colored gemstones being sold; and

•
buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers or other sellers in the often long distribution channel for opinions or representations as to authenticity and quality.

Coin Market. In an effort to overcome some of these inefficiencies, approximately 30 years ago, professional coin dealers began using a numerical grading scale for grading coins. That scale ranged from 1 to 70, with higher numbers denoting a higher quality. Previously, professional dealers used descriptive terms, such as “Fair,” “Fine” and “Uncirculated,” to characterize the quality of the coins they sold, a practice that continued after the development of the numeric grading system. However, whether using a numeric or a descriptive system, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality. Moreover, dealers were hardly disinterested or independent since, as the sellers or buyers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade.

Sportscard Market. Misrepresentations of authenticity and quality also operated as a barrier to the liquidity and growth of the collectibles market for sportscards. Even experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced sportscards. Most collectors lacked the knowledge needed to purchase collectible sportscards with confidence, even when they had physically examined them. Sportscard dealers eventually developed a rudimentary adjectival system to provide measures of quality, using descriptive terms such as “Poor,” “Very Good,” “Mint” and “Gem Mint.” These measures of quality were assigned on the basis of such characteristics as the centering of the image on the card and the presence or absence of bent or damaged corners, scratches and color imperfections. However, as was the case with coins, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality. Additionally, since the dealers who bought and sold sportscards were the ones that assigned these grades, collectors remained vulnerable to fraudulent practices.

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

Stamp Market. Stamp dealers developed an adjectival system, similar to the one developed for sportscards, by which they valued and priced stamps based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults in the stamp. As a result, experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced stamps before purchasing them. Additionally, most collectors lacked the knowledge and experience needed to purchase higher priced stamps with confidence. Consequently, as was the case with coins and sportscards, collectors were forced to depend on representations of authenticity and quality from the very dealers from whom they purchased or to whom they sold stamps. However, prior to our entry into the market, independent third-party stamp grading was non-existent.

Currency Market. There has been some grading of currency in the past, but none of the grading businesses have been successful as the market was not developed, such that there was not substantial demand for grading services. In addition, the grading businesses were not third-party independent grading businesses, as they were operated and owned by currency dealers, who also bought and sold the same materials that they graded; thereby, creating potential conflicts of interest. PCGS Currency is an independent third-party grading service that does not have such conflicts of interest. Our currency grading utilizes a numerical 70 - point system to determine the overall grade or condition of a note.

Diamond Market. Approximately 70 years ago, the Gemological Institute of America (“GIA”), a non-profit educational corporation, developed a system for classifying and grading diamonds which consisted of the “4C’s” of carat, cut, color and clarity. The system provided terminology for identifying (1) the weight of a diamond denominated as “carats,” (2) the shape and proportion of the diamond with a cut analysis; (3) the relative color of the diamond using an alphabetic scale from a high quality color of “D” to the lowest quality color of “P”; and (4) the relative clarity of, or imperfections in the diamond using descriptive terms on a scale from “Flawless” (“FL”) to “Very Slightly Included” (“VSI”) to “Slightly Included” (“SI”) to “Included” (I”). In its gemologist educational programs, the GIA taught this grading system as a required part of the curriculum. Notwithstanding the widespread use of common terminology, these measures of quality can be subjectively and inconsistently applied.

Colored Gemstone Market. Although the GIA has held classes on the identification, authentication and grading of colored gemstones for approximately 30 years, no significant standard and system of color, tone and clarity grading has been in widespread use in the marketplace. In addition, the availability of sample gemstones for technical, trace element analysis needed to determine country of origin was very limited, in part because of the limitation of the number of trusted samples from various regions of the world and in part due to the limitations of the technology to examine and classify the samples. As a result, buyers were largely dependent on subjective assessments of quality and country of origin from the dealers from whom they purchased colored gemstones, and no sight-unseen market for colored gemstones existed.

These conditions created a need and the demand for independent authentication and grading services from which sellers, purchasers and collectors could obtain:

•   determinations, from independent, third party experts, of the authenticity of the high-value collectibles, diamonds and colored gemstones that sellers, purchasers and collectors purchased, particularly “sight-unseen” or over the Internet;

•   representations of quality based on uniform standards applied by independent, third party experts; and

•   authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

    — its rarity;

    — its quality or grade; and

    — its historical and recent selling prices.

The Impact of eBay and other e-Commerce Websites on the Collectibles, Diamond and Colored Gemstone Markets. The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites such as Blue Nile and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles, diamond and colored gemstone markets. eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles, diamonds and colored gemstones; (ii) eliminates or reduces the involvement of dealers and other “middlemen;” (iii) reduces transaction costs; (iv) allows trading at all hours; and (v) provides continually updated information. However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles, diamonds and colored gemstones that are listed for sale on the Internet. Buyers have no ability to physically examine them, and no means to confirm the identity or the credibility of the dealers or sellers on the Internet. As a result, we believe that the growth of Internet selling websites, such as eBay, Blue Nile and Amazon, has increased awareness of the importance of, and the demand for, independent third party authentication and grading services of the type we provide. Our services enable purchasers and collectors to use the Internet to purchase collectibles, diamonds and colored gemstones “sight-unseen,” with the confidence of knowing that they are authentic and are of the quality represented by sellers. The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. Currently, we employ 19 experts who have an average of 26 years of experience in the collectible coin market. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder that bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading.

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

More recently, our coin authentication and grading services have facilitated the development of a growing Internet or “virtual” marketplace for collectible coins. A prospective buyer, who might otherwise be reluctant to purchase a high-priced coin listed on the Internet, is able to rely on a PCGS certification in deciding whether or not to bid and in determining the amount to offer for the coin. As a result, to enhance the marketability of higher priced coins, many sellers submit their coins to PCGS for authentication and grading. That enables the sellers to include, in their Internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS as well as their PCGS-assigned grades.

PSA Sportscard Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards. Our independent sportscard experts certify the authenticity of and assign a grade to sportscards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. Currently, we employ 13 experts who have an average of 22 years of experience in the collectible sportscard market. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in sportscards, including over the Internet and at telephonic sports memorabilia auctions.

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing. Vintage autograph authentication can involve the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars; and (iii) a handwriting analysis. We currently employ 3 autograph experts with an average of 21 years of experience in the autograph memorabilia market, as well as 3 consultants on a contract basis.

In June 2004, we also began offering grading services for autographs, beginning with baseballs containing a single signature or autograph. We use uniform grading standards that we have developed and a numeric scale of 1-to-10, with the highest number representing “Gem Mint” condition or top quality. We assign grades to the collectibles based on the physical condition or state of preservation of the autograph. Autograph grading is in its infancy, and we cannot predict whether it will gain market acceptance.

PSE Stamp Authentication and Grading Services. In January 2000, we launched our Professional Stamp Experts (PSE) as an independent, third party stamp authentication and grading service. We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps. We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp. There have been viable third party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults. However, prior to our entry into the stamp market, independent third party stamp grading was non-existent. As a result, we have encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from sportscard dealers when we launched PSA. In October 2005, the Philatelic Foundation based in New York began using PSE’s numerical grading system to assign grades to stamps. In the Spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also adopted PSE’s numerical grading system into their bi-annual valuing supplement. These two events have established PSE’s numerical grading scale, and we believe has ensured its continuing spread of third-party stamp authentication and grading, throughout the philatelic industry. Currently, we employ 4 stamp graders, and use another expert on a part-time basis, who have an average of 36 years of experience in the collectible stamp market.

Vintage U.S. Paper Currency Authentication and Grading. In the third quarter of fiscal 2005, we began marketing a U.S. paper currency authentication and grading service, which we decided to brand as “PCGS Currency” because many of the dealers of currency notes are familiar with and have used PCGS’ coin authentication and grading service. Currently we employ 1 Currency expert with 21 years of experience. However, we also use two other experts on a contract basis.

GCAL Diamond Authentication and Grading Services. In November 2005, we acquired Gem Certification & Assurance Lab (GCAL), which is as an independent, third party diamond authentication and grading service that has been in the business of diamond authentication and grading since 2001. We use the internationally recognized system of grading diamonds, commonly referred to as the “4C’s” to authenticate and grade diamonds. In December 2005, we acquired the assets of Gemprint Corporation, which consisted primarily of a patented non-invasive diamond identification technology that enables us to create and record the digital image of the unique refractive light pattern or“fingerprint” (which we refer to as the “Gemprint”) of each diamond that GCAL grades. We store the digital image of the “Gemprint” in our database, cross-indexed to the diamond’s grading certificate that is issued by GCAL, which is assigned its own number for recordkeeping purposes. This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, altering the grading certificate or switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

There are more than ten diamond grading services in operation. Four of those existing grading services, including GIA, have been in operation for more than 20 years and are larger and better known than GCAL. However, unlike GCAL, almost all of the key competitors are owned, managed or governed by diamond dealers that are in the business of selling diamonds, including those graded by such grading services. As a result, we believe that those grading services potentially have inherent conflicts of interest when grading diamonds submitted by those dealers and, therefore, do not provide truly independent third party grading services. Additionally, unlike GCAL, none of these existing services have any process to secure the identification of diamonds that they have certified in order to make it possible to detect misrepresentations of the quality which can occur by altering the information on or switching a grading certificate. As a result, we believe that GCAL’s greater independence and its Gemprint diamond identification technology provide it with a competitive advantage that we are promoting as a means of increasing GCAL’s share of the diamond grading market. Also, we are the only diamond authentication and grading service to provide a warranty with respect to the accuracy of the color and clarity grades of each diamond we certify. Currently, we employ 6 diamond graders who have an average of 20 years of diamond grading experience.

AGL Colored Gemstone Authentication and Grading Services. In August 2006, we acquired American Gemological Laboratories (AGL), one of the leading independent third party authentication and grading services for colored gemstones, such as emeralds, rubies and sapphires. Its services are used by, among others, Sotheby’s and Christies for their jewelry auctions and by jewelry retailers such as Cartier and Fred Leighton. AGL has been in the business of authenticating and grading colored gemstones since 1977. We utilize the fundamental information obtained in GIA vocational classes but express the color and tone using a three digit system we developed called ColorScan, and express color and hue combinations using a 1 to 10 scale in half-point increments, describe tone on a scale of 0-100 and identifies clarity grades on a scale using descriptors such as “FI” meaning “Free from Inclusions”, to “MI1” and “MI2” meaning “Moderately Included” to “E1”, “E2” and “E3” meaning “Excessively Included”. Enhancement and country of origin analysis is determined by comparison to our database and of over 5,000 colored gemstone samples, perhaps one of the largest such reference collections in the world, personally accumulated by AGL’s president in travels around the world to various mining sites. There are more than six competing services, with only three such services in operation for a similar period of time as AGL.

CCE Certified Coin Exchange. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, dealer-to-dealer Internet bid-ask market for third party certified coins. CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990 with similar operations for uncertified coins dating back to the 1960’s.  The CCE website features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.comand over 11,000 offerings to the retail coin buyer at the Collectors Corner. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. The enhanced liquidity for certified coins increases volume and turnover for certified coins, a benefit for the PCGS coin certification business. We believe that we can extend the success of the CCE into other markets where the Company offers certification services such as the stamp and sportscard markets.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. Our publications include the Sports Market Report, which we publish on a monthly basis primarily for distribution to approximately 7,000 PSA Collectors Club members, and the Stamp Market Quarterly, which we publish for distribution to approximately 2,500 stamp dealers and collectors. In addition, we publish Palmieri’s Market Monitor, an educational and informative diamond and gemstone-industry publication. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for authentication and grading services. On those websites, we offer collectible content, some of which is available for a fee and some of which is available without charge. On a combined basis, our PCGS, PSA, PSA/DNA and PSE websites attracted, on average, approximately 227,000, 167,000 and 154,000 unique visitors per week during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. As a result of the increasing number of collectors visiting our websites, in fiscal year 2005, we began selling advertising on our websites to dealers and other vendors that serve the collectibles markets.

Our Mission

Our mission is to provide the finest available authentication and grading services to sellers and buyers of high-value collectibles and other high-value assets in order to:

• increase the values and liquidity of the high value collectibles and other high value assets;

• enable and facilitate transactions in high value collectibles and other high value assets;

• generally enhance interest, activity and trading in high value collectibles and other high value assets; and

• achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

Our Growth Strategy

Our growth strategies include:

•      Leveraging the strong brand awareness that we have achieved in our existing collectibles markets:

—	to increase the demand for and use of our services not only by dealers, but also by collectors, only a relatively small percentage of which use independent authentication or grading services; and

—	to introduce new value-added services to customers in our existing collectibles markets.

•  Increasing the GCAL market share by offering services, such as its Gemprint diamond identification service, that are not available from its competitors and by implementing marketing programs targeted at sellers and purchasers of diamonds that generally do not avail themselves of diamond authentication and grading services;

•       Increasing the AGL market share at the high-end of the market by offering enhanced grading services which may include a guarantee of accuracy of color, tone and clarity and Gemprint identification on appropriate colored gemstones, and at the middle market, offer a lower priced authentication and grading certificate identifying appropriate enhancements that would benefit the retail customer.

•
Identifying and entering other high-value collectibles or high-value asset markets where we believe we can succeed in building and meeting the demand among dealers, sellers and buyers for independent, third party authentication and grading services.

We are pursuing the following strategic initiatives in order to achieve these growth objectives:

Increasing the Demand for our Services in Existing Collectibles Markets. We have established leading brands in our existing collectibles markets, including PCGS, PSA, PSA/DNA and PSE. We intend to use those brands, as well as our new PCGS Currency brand, to promote Collectors Universe as the premier provider of authentication and grading services in the high-value collectibles markets in order (i) to increase our market share among existing users of authentication and grading services and (ii) to increase the use of our services by the numerous collectors that do not currently use any independent third party authentication or grading services.

Although we have authenticated and graded over 12 million coins since the inception of PCGS and over 9 million sportscards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and vintage sportscards have been authenticated and graded. According to recent data available on eBay’s websites, the number of coins being sold at any one time on eBay generally ranges from approximately 150,000 to 180,000, of which only approximately 15% are authenticated and graded by a third party authentication and grading service, such as ours. Similarly, the number of sportscards being sold at any one time on eBay generally ranges from approximately 250,000 to 300,000, of which only about 10% are independently authenticated and graded. Additionally, we are not aware of any other companies that offer grading services for autographs, and we estimate that we have authenticated and graded less than 1% of the potential market of autographs and stamps in the United States. Also, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of manufacture. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors and, therefore, that will be submitted for independent third party authentication and grading.

To take advantage of these market opportunities, we have:

•       enhanced our marketing programs to promote our brands and services directly to Internet and other auction-related businesses. These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

•       initiated joint marketing programs with collectibles dealers that are designed to make their customers aware of the availability and benefits of our authentication and grading services;

•       established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

•       developed and expanded our Set RegistrySM programs to increase demand for our collectible coin, sportscard and stamp authentication and grading services among collectors and to increase traffic on our websites; and

•       increased the promotion of our Collectors Clubs to attract and to provide incentives for collectors to use our services.

Expanding Services in our Existing Markets. Using the brand recognition we have established in the markets we serve, we have expanded services in our existing markets. These services include:

•
Collectors Universe Invitationals. Since 2001, we have been holding special “invitation-only” events for our authorized PCGS and PSA dealers. At those events, dealers have the opportunity to meet and engage in collectibles trading with other invited dealers. To facilitate collectibles trading at these events, we offer same day, on-site authentication and grading services, enabling the dealers to complete their transactions while at the invitationals. In fiscal 2006, we held nine dealer invitationals.

•
Participation at Collectibles Trade Shows. Each year we participate in approximately 30 collectibles trade shows that attract collectibles dealers and collectors who buy and sell collectibles at those shows. We offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services. In July 2006, we acquired Expos Unlimited LLC (“Expos”), a tradeshow management company that operates two of well-known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively. This acquisition assures us of the continued availability of these two show venues for our authentication and grading services, provides us a platform for inaugurating and conducting collectibles shows in our other markets and adds management personnel who are experienced in managing and conducting collectibles trade shows.

•
Sales of Website Advertising. We began selling advertising on our websites to collectibles dealers and auctioneers in the markets in which we offer our branded authentication and grading services. Due to the increasing number of visitors to our websites, we are able to offer those dealers and auctioneers the opportunity to market their products and services to an increased number of prospective customers.

•
Dealer Financing Program. Under this program, we offer short-term loans, primarily to established collectibles dealers and collectors that use our authentication and grading services. The loans, which are collateralized by the collectibles that dealers submit to us for authentication and grading, are intended to provide those dealers and collectors with working capital. We believe these loans will provide an incentive to dealers to submit additional collectibles to us for authentication and grading, as well as generating interest income for us.

•
Autograph Grading Services. We launched autograph grading services, beginning with single signed baseballs. Our autograph grading service meets existing and creates additional demand for differentiation in the quality, and thus in the value, of autographed memorabilia. Our grading is based primarily on sharpness, intensity, readability and clarity of autographs.

•
Expansion of Website Information Services. We have been expanding the information available on our websites, including the addition of: (i) historical coin auction prices; (ii) reproductions of historical reference books; and (iii) the contents of famous coin, sportscard and stamp collections. These services are designed to attract new collectors, increase the number of visitors to our websites and increase advertising revenues. During the years ended June 30, 2006, 2005 and 2004, on a combined basis, our five websites attracted, on average, over 227,000, 167,000, and 154,000 visitors, respectively, per week.

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

•
eBay Promotional Programs. Leveraging our expertise and reputation as a leading independent third party authenticator and grader of high-value collectibles, we work with eBay to create programs designed to increase the marketability of collectibles on its auction websites and, at the same time, promote our authentication and grading services. We offer a fee-based “Quick Opinion” autograph authentication service to visitors on eBay’s sports memorabilia auction website. Our autograph experts render an authenticity opinion based on an examination of the digital image of the autograph posted on eBay. We also have included, at eBay’s request, information about the benefits of our authentication and grading services on our websites, to which eBay has placed links on its collectibles websites in order to make that information readily accessible to its users.

•
“First Strike®” Program. Every January, the U.S. Mint produces, in limited quantities, issues of newly minted gold and silver coins in sealed containers showing a date of sealing by the U.S. Mint in January. In the third quarter of fiscal 2005, PCGS introduced a new “First Strike” program designed to generate submissions of these coins to us for authentication and grading. If those coins are submitted to us in their original Mint-sealed containers or with other evidence that they are part of such an issue and are uncirculated, we authenticate and grade and, then, encapsulate them in our tamper-evident, clear plastic holders with an imprint designating the coins as First Strike coins. We inaugurated our First Strike authentication and grading program in January 2005 for newly-minted U.S. Gold and Silver Eagle bullion coins. We believe that, due to their limited availability, First Strike coins will generate interest among and demand for our authentication and grading services from dealers and collectors seeking to buy or sell Gold Eagle and Silver Eagle bullion coins. In fiscal year 2006, we increased the number of First Strike units graded and authenticated to 253,000 from 75,000 in fiscal 2005.

Increasing GCAL’s Share of the Diamond Market. We believe that we can increase GCAL’s share of the diamond grading market, notwithstanding competition from the larger and more established grading services, such as GIA, by promoting GCAL’s independence, its policy, practice and reputation for consistent and rigorous application of diamond grading standards, and the services that GCAL is able to offer that are not available from its competitors. Additionally, we believe that approximately 50% of the diamonds larger than 0.25 carat are offered with third party authentication and grading services but have found that many diamond retailers do not promote the availability of diamond grading services and that the majority of consumers do not request such services when purchasing diamonds, which we believe gives us an opportunity to promote GCAL’s services, which should help us grow GCAL’s business and market share.

To take advantage of this opportunity, since acquiring GCAL, we have:

•   Enhanced and established GCAL as a brand providing high quality and consistent authentication and grading services.

•
Provided increased security for purchasers of diamonds by including, with each diamond that is graded by GCAL, a “Gemprint” of the diamond, which is a digital image of its unique refractive light pattern, using our patented non-invasive diamond identification process. GCAL stores the Gemprint in its computer database, cross-indexed to the diamond’s GCAL grading certificate. As a result, if a dealer or consumer wants to sell the diamond at a future date, the seller can provide the prospective purchaser with evidence that the diamond being sold is, in fact, the diamond that was originally graded by and described in the grading certificate issued by GCAL, by (i) using the Gemprint process to produce another digital image of the diamond at the time of sale and (ii) comparing that digital image to one stored in GCAL’s database. Consequently, the Gemprint process enables GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond or by altering the grading certificate.

•
Launched the Five Star Diamond Grading Certificate that includes five distinct services bundled into one certificate at a 20% to 50% discount to the fees that we believe the customer would have to pay to purchase these services separately. GCAL’s Five Star certificate also means that the customer need only keep a single grading certificate, rather than having to maintain multiple grading certificates issued by the different grading services. The five bundled services include:

—
Direct Light Performance Analysis, which is a service that directly measures the light return from a diamond and expresses that return in calculations, of Optical Brilliance and, Optical Symmetry, using descriptive terms from Excellent, Very Good, and Good to Fair. These results are based on the measurement of the number of pixels in light return from incident light. The results are shown on the certificate in two digital images of the diamond along with the two associated adjectival descriptions for Brilliance and Symmetry. The easily understood graphics and rating assist a potential diamond buyer in comparing the visual qualities of one diamond to another.

—
Gemprint Security Registration, which is a service that captures the unique light refraction pattern of a diamond in a digital format and records the unique “fingerprint” of the diamond, and registers that image in a database. At any time after the diamond has been certified by GCAL and a Gemprint registered, the diamond may be matched to this database by taking another Gemprint of the diamond and comparing the digital image of the requested diamond to the registered database using the Gemprint proprietary algorithm. This process provides assurance that a GCAL certified diamond can be matched to the original certificate making it possible to detect misrepresentations of the quality of the diamond by switching or altering its grading certificates.

—
Laser Inscription, which is a service that inscribes information using a cold laser on the girdle of the diamond. Laser inscription is often used for quick identification, engraving of logos or particular phrases. Laser inscription is only a few microns deep into the diamond and can be easily removed and is one of the most often requested extra services that is included in the GCAL bundled services.

—
Grading Guarantee, which is a limited warranty that provides assurance to the diamond purchaser that if the diamond is submitted for re-grading, within one year following the date of its original examination (which may occur as a result of a resale of the diamond), the color and clarity grades on the re-grading will be within one grade of the color and clarity grades assigned on the diamond’s original grading. This guarantee is the first and only warranty issued in the industry and provides the buyer with increased confidence in the quality rating provided by GCAL.

—
Fair and Consistent Clarity and Color Certification, which is the result of the consensus process employed by GCAL, where at least two qualified diamond experts must agree on the subjective grading of Clarity and Color, two of the four “C’s” of diamond grading. The other two “C’s” are Carat and Cut, both of which are measured by high technology machines. Differences in one grade of Clarity or one grade of Color may result in value differences in the marketplace of from 10% to 50%.

•
Launched the Source VeritasSM Passport that includes all of the benefits of the Five Star Diamond Grading Certificate and provides the assurance that the diamond was cut and polished from a rough diamond mined in compliance with the Kimberley Process (www.kimberleyprocess.com) and the 2003 Clean Diamond Act, as may be applicable, which are designed to assure that the diamond being sold was not mined in a country where diamond sales are used to fund rebel movements against legitimate countries.

•       Launched the GemFactsSM Digital Certification Data Delivery System, by which the information on a GCAL grading certificate is delivered, digitally, on a mini-CD along with the printed certificate at the time of retail sale or on the Internet in a certificate look-up feature on the GCAL website. This digital delivery system allows for co-marketing of certain diamond retail programs, including co-branding with the retail seller and may include a digital marketing video for the retail seller. Educational “pop-up” windows are available when any one of 19 key terms are touched with the cursor, making the GemFacts digital certificate interactive for the user and a helpful sales tool at the retail counter.

Increasing AGL’s Share of the Colored Gemstone Market. We believe we can increase AGL’s share of the colored gemstone authentication and grading market, even though in the general market we estimate that authentication and grading services are purchased on less than 1% of all the colored gemstones valued at $500 or more. According to the 2004 U.S. Census Report, imports into the United States of cut and unset colored gemstones included 4 million carats of emeralds, 3.75 million carats of rubies and 7.5 million carats of sapphires, along with 1.1 billion carats of other colored gemstones. In the high value market with auctioneers Sotheby’s and Christies, we estimate third party authentication and grading of colored gemstones to be 30% to 50% of the offerings. Of such certification , we estimate that AGL’s market share to be approximately 50%, and we believe we can increase our volume with additional services such as the introduction of a grading guarantee on color, tone and clarity and the implementation of Gemprint on applicable colored gemstones. In the general market, colored gemstones are generally sold at retail in similar stores and in similar venues as diamonds providing a selling environment already familiar with the concept of third party authentication and grading of the stones. Further, the Federal Trade Commission has promulgated regulations, requiring disclosure of enhancements to colored gemstones that (a) are not permanent or may not be permanent; (b) the treatment creates special care requirements; or (c) the treatment has a significant effect on the stone’s value. Because most retailers do not have sufficient information or expertise to determine the enhancements to colored gemstones, we believe we can increase the volume of our certificate services by offering an independent, third party certificate of color, tone and clarity with disclosure about enhancements, priced at a level that makes the certificate economically feasible for a larger number of colored gemstones. In addition, we believe there is a cross-marketing opportunity between GCAL and AGL through (i) marketing AGL services to the retailers with which GCAL has existing relationships including Blue Nile, and (ii) marketing GCAL services to the auctioneers and retailers with which AGL has existing relationships such as Sotheby’s, Christies and Cartier.

Entering Other Collectibles and High-Value Asset Markets. There are additional high-value collectibles and high-value assets with respect to which marketability and value depend primarily on their authenticity and state of preservation or quality. We believe that the growth of some of these markets has been hampered by the absence or limited availability of independent authentication and grading services. We continue to evaluate opportunities with the intention to expand our business into one or more of those markets.

Other markets that we are considering for possible expansion include:

Antique silver	Musical instruments
Art	Political memorabilia
Art glass	Postcards
Comic books	Rare books
Entertainment memorabilia	Watches
Estate jewelry	Wine

We intend to consider the following criteria in selecting markets for future expansion:

•   Market Size. The size of the target market, measured both in terms of the volume and the value of the collectibles or high-value assets that trade in the market.

•   Trading Prices. The prices at which collectibles or other high-value assets trade in the target market, because we have found that the more valuable the collectible or asset, the greater is the demand for authentication and grading services.

•   Competitive Environment. The presence or absence of existing independent authentication and grading services in the target market, its capacity for new entrants and the satisfaction of dealers and collectors with the services offered by existing providers.

•   Availability of Experts. The availability of experts needed to succeed in entering a target market.

•   Means of Entry. The benefits and costs of entry by means of an opportunistic acquisition, as opposed to starting a new authentication and grading service that would require the development of a new brand.

The largest of these currently targeted markets are estate and pre-owned jewelry, including watches, and entertainment memorabilia, such as Hollywood props, scripts and wardrobes. According to data available from eBay, at any one time there are approximately 300,000 to 500,000 items of entertainment memorabilia and from 80,000 to 100,000 watches listed on eBay’s auction websites. We are not aware of any significant third party authentication or grading services in any of these markets.

There is no assurance that we will succeed in expanding our business into any of these new markets or, even if we do succeed in doing so, that the authentication or grading services we will offer in those markets will gain market acceptance or become profitable.

Operations

We offer authentication and grading services for coins, sportscards, autographs and autographed memorabilia, stamps, vintage U.S. and currency notes, and for diamonds and colored gemstones. Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign a quality grade to these collectibles and to diamonds and colored gemstones.

PCGS. Since our inception in 1986, we have graded approximately 12 million coins. We now authenticate and grade approximately one million coins per year. We typically charge authentication and grading fees that range between $5 and $200 per coin, depending primarily on the turn-around time requested by the customer, which varies from one day for the highest level of service to approximately 60 days for the lowest level of service. In the fiscal year ended June 30, 2006, our fee per coin averaged approximately $12.50. We authenticate and grade coins in accordance with standards that we developed and which have become generally accepted in the industry. We use both an adjectival and numeric system, with a scale of 1-to-70, to rate the quality of the coins, with the highest number representing “gem” or perfect quality. We have authenticated and graded, either before or after sale, two of the three highest priced U.S. coins ever sold at public auction, including an 1804 Draped Bust Silver Dollar, that was sold by the owner at an auction in 1999 for approximately $4.1 million, and a U.S. 1913 Liberty Head Nickel, that was recently sold for $4.15 million, the second highest price paid for any coin.

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

PSA. We launched our PSA sportscard authentication and grading service in 1991 and, through June 30, 2006, had authenticated and graded over 9 million sportscards. Our sportscard grading system uses both an adjectival and a numeric system with a scale from 1-to-10, with the highest number representing “mint” condition or perfect quality. We employ sportscard authentication and grading procedures that are similar to our coin authentication and grading procedures and at a minimum, two graders are assigned to every card. On receipt of sportscards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the sportscards into our proprietary computerized inventory system that enables us to track the sportscards throughout our authentication and grading process. Only after the authentication and grading process is complete is the sportscard reunited with its invoice, thus keeping the authentication and grading process independent of the identity of the owner and the history of the sportscard. The sportscard is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label that identifies the sportscard, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

We primarily authenticate and grade baseball sportscards and, to a lesser extent, football, basketball and hockey sportscards, as well as entertainment and other collectible cards. We typically charge fees ranging between $4 and $50 per card, with an average fee of $6 per card in 2006. As is the case with coin authentication and grading, sportscard authentication and grading fees are based on the particular turn-around time requested by the submitter, ranging from one day’s turn-around for the highest level of service to approximately 60 days for the lowest level of service.

The sportscards submitted to us for authentication and grading include primarily (i) older or vintage sportscards, particularly of memorable or historically famous players, such as Honus Wagner, Joe DiMaggio, Ted Williams and Mickey Mantle, and (ii) modern or newly produced sportscards of current or new athletes who have become popular with sports fans or have achieved new records or milestones, such as Nolan Ryan and Roger Clemens. These sportscards have, or are perceived to have, sufficient collectible value and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability. Also, the production and sale of each new series of sportscards, which take place at the beginning and during the course of each new sports season, create new collectibles that provide a source of future additional authentication and grading submissions to us. Among the sportscards that we have authenticated and graded is a 1909 Honus Wagner baseball card, which received a PSA grade of NM-MT8 and was sold by the owner, via auction, in 2000 for approximately $1.3 million.

PSA/DNA. In 1999, we began offering authentication services for vintage sports autographs. Because of the variability in the size of autographed memorabilia, the procedures we use necessarily differ from those used in authenticating and grading coins and sportscards. Customers may ship the autographed memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication. Our experts reference what we believe is one of the largest databases of known genuine examples of signatures for comparison to a submitted specimen and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we authenticate and store those photographs in a master database. Before shipping the item back to the customer, a tamper-evident label is affixed to the collectible. The label contains our PSA/DNA name and logo and a unique certificate number. For additional security, in all cases when an item is fully authenticated, we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. As a result, if the label is removed from the item, it is still possible to verify that the item was authenticated by us.

Memorabilia that have been authenticated by our vintage autograph service include Mark McGwire’s 70th home run baseball, which was sold at auction in 1999 for more than $3 million, and a baseball bat autographed by Babe Ruth, which he used to hit the first home run ever hit in Yankee Stadium in 1923. That bat recently was sold by Sotheby’s for more than $1.2 million.

We also offer grading services for autographs. We use uniform grading standards that we have developed to assign two grades to the collectible, one based on the physical condition or state of preservation of the autograph, and the other based on the physical condition of the collectible, using a numeric scale of 1-to-10, the highest number representing “Gem Mint” condition or perfect quality.

PSE. We commenced our PSE stamp authentication and grading service in January 2000. In rating the quality of stamps, we assign a numeric grade to each stamp that ranges from 1-to-100. The grade assigned to a stamp is based on several characteristics, including the centering of the image on the stamp and the absence or presence of various faults, such as creases, perforation problems and other imperfections that, if present, will reduce the value of the stamp. For a stamp to receive a grade of 100, which means that it is in “gem” condition, the image on the stamp must be perfectly centered and the stamp must be faultless. Stamps submitted to us for grading are independently examined and graded by at least two of our stamp experts. After a stamp has been authenticated and graded, we generally issue a certificate of authentication that briefly describes the stamp and the grade assigned to it and has a digital image of the stamp attached. The certificate bears the PSE name and logo and a unique certification number that we assign to the stamp for record keeping purposes. We also offer our customers the option of having the stamp encapsulated in a tamper-evident, clear plastic holder with an encased label that, like the certificate, identifies the stamp and sets forth the grade assigned to it, its unique certification number and the PSE name and logo.

Stamps that have been authenticated and graded by us include an 1868 1¢ “Z” Grill U.S. postage stamp, which received a PSE grade of Extremely Fine (XF) 90 and was last sold at auction in 1989 for more than $900,000. The owner submitted the stamp to us shortly after we initiated our stamp authentication and grading service in 2000.

The volume of stamp authentication and grading submissions through fiscal 2006, relative to the number of coin and sportscard submissions, has not been material. Since stamp grading services are relatively new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

Vintage U.S. Paper Currency. PCGS began marketing a vintage U.S. paper currency grading service, under the brand name “PCGS Currency” in the third quarter of fiscal 2005. We have engaged a number of paper currency experts to grow this business and to authenticate and grade vintage paper currency. We use an adjectival and numeric grading system, with a scale of 1-to-70, which is similar to the system that we use for grading coins, largely because most vintage currency dealers are already familiar with that system. Currently, there are two relatively small vintage paper currency authentication and grading companies with which we compete, one of which is a subsidiary of, Numismatic Guaranty Corporation of America, our principal coin authentication and grading competitor, which started a separate vintage paper currency authentication and grading service in the first calendar quarter of 2005. The rare currency market is smaller than our other collectibles markets and there is no assurance that our currency authentication and grading service will gain broad market acceptance or that demand for such services or our entry into that market will generate material revenues for us or enable this service to become profitable.

Diamonds. GCAL was founded in 2001 and was acquired by the Company in the second quarter of fiscal 2006. We employ diamond grading experts and mineralogists to examine, authenticate and grade diamonds. We use a combination of technology and the application of industry standards in this process. To authenticate diamonds, we use a Raman Spectrometer to examine the chemical composition and Fourier Transform Infrared Spectrometer to assist in determining various treatments that may be applied to diamonds. In addition, we use DiamondSure and DiamondView to verify diamonds and Sarin instruments to weigh and measure the dimensions along with a Colorimeter to assist in color grading. Experts review each diamond with respect to established color reference sets and various magnification devices to closely examine for imperfections and inclusions that would affect the clarity grade and application of clarity standards. In addition to providing information relative to the “4C’s” of diamond grading, we also provide a direct measurement of light performance with technology acquired as part of the GCAL acquisition, and we provide a registration of the Gemprint of each diamond using the patented technology that produces, records, stores, sorts and matches digital refractive images from a pinpoint, single laser light source applied to the diamond.

GCAL assigns a quality grade to the diamond by measuring its Cut, Carat, Color and Clarity (which are known as the “4C’s” of the diamond). Cut and Carat are measured using measurement equipment, while the Color and Clarity are determined by our experts through the application of industry standards. Grades are applied using a scale in Color from a top Color grade of “D” to a faint yellow lower Color grade of “M” or lower, and a Clarity grade of “Flawless” (“FL”) to “Very, Very Slightly Included 1” to “Very, Very Slightly Included 2” (“VS1” and “VS2”), to the much lower quality grade of “Included 3” (“I3”).

Colored Gemstones.  AGL was founded in 1977 and was acquired by the Company in the first quarter of fiscal 2007. We employ colored gemstone experts to examine, authenticate, grade, identify enhancements and determine the country of origin. We utilize a combination of technology, industry standards and standards, systems and terminology that were developed by AGL. To authenticate colored gemstones, we use one or more technologies including Raman Spectrometer, near infrared, specimen comparison and trace element comparison to authenticate colored gemstones from our extensive reference collection of over 5,000 samples. Weight is measured by technologically sophisticated scales. Color and tone are reviewed by our experts to determine the application of the three digit code for color and tone from a system we developed called ColorScan. Color and hue are described on a numeric scale from 1 to 10 in half point increments with tone set forth on a scale from 0-100. Clarity is reviewed to determine the application of a scale using descriptors such as “FI” meaning “Free from Inclusions”, to “MI1” and “MI2” meaning “Moderately Included” to “E1”, “E2” and “E3” meaning “Excessively Included”. A critical review of the stone for enhancements is completed relying on the reference collection and other testing resulting in the use of descriptions and disclosures that we developed. If requested, an analysis of the country of origin is performed, comparing the subject stone and its trace elements and crystalline structure to those in the reference collection.

Publications and Content. We publish authoritative price guides and rarity reports for coins, sportscards, sports autographs and memorabilia and stamps. This information is available on our website and in our publications. These publications include:

•   Price Guides. We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the prices at which the 3,000 most actively-traded U.S. coins are sold, dating back to 1970, and compile and publish this information in a generally recognized collectible coin index, known as the CU3000.

•  Rarity Reports. We compile and publish reports that list the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination. We can publish, for example, the exact number of Mint State (MS) 67-grade 1881-S Morgan silver dollars that we have graded. We believe that collectors use this information to make more informed decisions regarding the purchase of particular coins.

•  Articles. Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectibles. We write informative articles and publish them on our websites. A sense of community is also important to collectors. We therefore encourage our customers to communicate and to write articles which we sometimes publish on our websites or include in our publications.

•  Historical Content. Collecting is often about history, and, in many instances, historical events associated with a collectible enhance its value. In our publications, we provide short histories about unusual and rare collectibles. We believe that these historical accounts add to the attractiveness and excitement of purchasing such items. During 2004, House of Collectibles, a division of Random House, published the second edition of the Official Guide to Coin Grading and Counterfeit Detection, which was authored by our collectible coin experts. To enhance the historical content that we are able to provide dealers and collectors, in the first quarter of the current fiscal year we acquired CoinFacts.com, which operates a website at www.coinfacts.com, at which we are now able to offer coin dealers and collectors proprietary information about the date and mintmark combinations of U.S. Colonial Coins, early U.S. coins, such as the Liberty Cap Half Cent of 1794, to the most recent U.S. minted coins, such as the Fifty State Quarters™ and the One Ounce American Eagle Gold and Silver Bullion Coins currently being produced by the U.S. Mint.

•  News. We provide market news and information that are accessible to collectors and dealers on our websites. The news and information most often relate to recent events, such as sales of collectibles at record prices, the introduction of new collectibles and trends and developments in the collectibles markets we serve.

Marketing

We employ both “pull” and “push” strategies in marketing our services to dealers and collectors of high-value collectibles and diamonds. For collectibles, our “pull” strategies are designed to promote our brands and increase the preference among collectors for our authentication and grading services and to encourage collectors to communicate that preference to their collectibles dealers, because most authentication and grading submissions are made by dealers. In our experience, if a customer requests a particular grading service, the dealer ordinarily will comply with that request. On the other hand, if the customer expresses no preference, the dealer will make its own choice of authentication and grading service or may even decide not to submit the collectible to an independent service for authentication and grading.

For diamonds and colored gemstones, our “pull” strategy is designed to promote our brands to the retail consumers who are interested in buying a diamond or colored gemstone, principally communicating over the Internet to this target market through our websites primarily in response to search engine inquiries for information on diamonds or colored gemstones, diamond and colored gemstone pricing, purchasing assistance and other searches. Each of our websites are planned to be one of the few websites that offers independent, third party education, information and price guides that is not associated with the sale of diamonds or diamond jewelry or colored gemstones. Since most diamond submissions come from diamond “sightholders” (authorized buyers of rough diamonds from the mining companies) and jewelry manufacturers, the objective of our “pull” strategy is to create demand from retail consumers for our brand at the retail counter. For colored gemstones, the supply chain is more diversified than for diamonds, but the strategy to “pull” demand from the retailers and consumers is similar. We believe that consumer demand will lead diamond and colored gemstone and jewelry retailers to order diamonds, colored gemstones and diamond and colored gemstones jewelry that have been graded by one of our services. In addition, we promote our services to the many independent and chain store retailers through trade publication advertising and trade show appearances to demonstrate the benefits of selling diamonds and colored gemstones with our diamond and colored gemstone grading certificates in order to encourage retailers to ask for or even demand our brand of certification on diamonds and colored gemstones and diamond or colored gemstone jewelry they purchase from sightholders and wholesale distributors.

Therefore, our “pull” oriented marketing programs emphasize (i) the protections that collectors and retail customers will have if they purchase collectibles, diamonds and colored gemstones that we have authenticated and graded, and (ii) the improved marketability and higher prices that they and the associated retailers can realize if they use our independent third party authentication and grading services.

Our “Push” Strategy, on the other hand, is designed to market our services directly to collectibles dealers and to diamond sightholders, colored gemstone suppliers and diamond and colored gemstone jewelry manufacturers to encourage them to use and promote our services.

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

•
Set Registry Programs. We provide collectors with the opportunity to participate in free Internet “Set Registry” programs that we host on our collectibles websites. These programs encourage collectors to assemble full sets of related collectibles that have been authenticated and graded by us. Generally, each registered set is comprised of between 50 and 200 separate, but related, collectibles. Examples include particular issues of coins, such as Twenty Dollar Gold Double Eagles or Morgan Silver Dollars; particular sets of sportscards, such as all Hall of Fame pitchers or a particular team, like the 1961 Yankees; or sets of collectible stamps, such as Columbian Commemoratives or Graf Zeppelin Airmail stamps. Our Set Registry programs enable collectors:

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

We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE beginning in 2004. As an indication of the popularity of our Set Registry programs, more than 40,000 sets were registered on our Set Registries as of June 30, 2006, which represents a 34% increase over the number registered as of June 30, 2005.

•   Collectors Clubs Subscription Program. We also have established “Collectors Clubs” for coin, currency and sportscard collectors. For an annual membership fee, ranging from $50 to $200, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. As of June 30, 2006, there were approximately 15,000 members in our Collectors Clubs.

•   Retail Diamond Buyer Website. We are in the process of completing our diamond website that will make educational information and our pricing guide, The Market Monitor, accessible to the retail consumer as a valuable information tool that will assist the consumer in making his or her diamond purchase decision, based primarily on quality and value. Using our GemCalc diamond calculator, the consumer will be able to use the website to identify various diamond qualities that can be obtained at different price points. Because the information and price guides will be valid only on GCAL certified diamonds, we anticipate that some of the users will request GCAL certification at the retail counter. We plan to launch this website in October 2006.

•   Diamond Certificate Co-Branding. GCAL has a program of co-branding the diamond sightholder or the retailer on the diamond grading certificate in order to provide point-of-sale support for the brand or after-sale support for the brands once the consumer has taken the diamond home. Diamond sightholders are requested by many diamond mining interests to conduct marketing programs to “brand” a diamond from that mining interest at the retail counter. Co-branding on the diamond grading certificate is one of the most cost effective ways by which a sightholder can brand the diamonds it purchases and resells. Retailers are searching for various points of differentiation in a sales presentation and co-branded diamond grading certificates can create a point of differentiation between the retailer and those of its competitors who are not using GCAL’s services.

•   Colored Gemstone Brand Extension. Because AGL has an established brand associated with the high-value colored gemstones, we believe we can extend that brand “down market” to the middle value market using the existing retail distribution channels and providing the retailers and customers with information about the AGL brand and its prominence for high value colored gemstones.

•   Retail Colored Gemstone Buyer Website. In a similar manner to the diamond buyer website now in production, we plan on providing a website for colored gemstone buyers that would provide education, information and fair market pricing information, based on our pricing guide The Market Monitor. The design will be focused on functionality for the retail consumer with all information centered on the AGL brand, including the pricing information for AGL certified colored gemstones. It is our belief that because the information and education will be provided by AGL and the associated fair market pricing will be based on AGL’s certified colored gemstones, the website users will ask for AGL certification at the retail counter.

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

In July 2006, we acquired Expos Unlimited LLC (“Expos”), a tradeshow management company that operates two of the larger and better known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively. This acquisition assures us of the continued availability of these two show venues for our onsite authentication and grading services, provides us a platform for inaugurating and conducting collectibles shows in our other markets and adds management personnel who are experienced in managing and conducting collectibles trade shows.

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

•
Jewelry Trade Publication Advertising, Trade Show Appearances and Educational Seminars. GCAL advertises in the major jewelry trade publications and maintains an active press relations campaign. GCAL was featured in the June 2006 issue of Modern Jeweler for the launch of the new GCAL service Source Veritas Passport. GCAL also attends the major jewelry trade shows primarily in the summer (targeted at the fall and holiday selling season) and late fall and winter (targeted at the Valentine’s Day and Mother’s Day season). GCAL also has the opportunity to hold educational seminars at some of the trade shows and in-store training on grading issues and the use of the GCAL diamond grading certificate in retail transactions. Because colored gemstones are sold at retail through virtually identical channels of distribution, AGL will utilize these same communication channels in trade publications, trade show appearances and educational seminars. This increased utilization of the existing communications links, will allow for significant synergy between GCAL and AGL with respect to the time, energy, messaging and expenses in these venues.

•
Cross-Marketing Between GCAL and AGL. GCAL is establishing relationships with retailers to provide diamond authentication and grading services for the middle market. By introducing the AGL brand to the retailers and drawing on the high value brand recognition of AGL and a more value-driven pricing program, we believe we can cross-market AGL services to the GCAL relationships. On the other hand, AGL has relationships with some of the high value sellers like Sotheby’s and Christies. By introducing GCAL to these high value sellers and describing the benefits of GCAL certification including guaranteed grading and the security benefits of Gemprint, we believe we can cross-market GCAL to the AGL relationships.

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

•
Quick Opinion Autograph Authentication Service. We have developed, for eBay’s customers that visit its sports memorabilia auction website, a fee-based “Quick Opinion” autograph authentication service. For a prescribed fee, currently $7 per autograph, an eBay visitor that is interested in selling or buying an autographed item of memorabilia on the eBay auction website can obtain, from one of our autograph experts, a “quick” opinion as to the authenticity of the autograph, generally provided within a day of submission. The opinion is based on an examination of a digital image of the autograph posted on eBay and, due to the limitations inherent in this process, we do not warrant the accuracy of these opinions. The fees generated by this service are shared between us and eBay.

•
Other Initiatives. We have maintained an ongoing dialogue with eBay regarding other programs that will attract collectibles sellers and buyers and make it easier for them to complete collectibles transactions on eBay’s collectibles auction websites. For example, the Chief Executive Officer of the Company has been invited and attended the eBay Collectibles Summit meetings where there is discussion and an exchange of ideas relating to increasing the listings and sales on eBay in the collectibles markets.

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

Registered Marks		Unregistered Marks
Collectors Universe	World Series of Grading	PSE
PCGS	CU3000	Coin Universe
Professional Sports Authenticator	PSE	Collectors.com
PSA	History in Your Hands	Record Universe
PSA/DNA	First Strike	PCGS Currency
Currency Universe	Diamond Market Monitor	Set Registry
First Strike	Diamond Profile	Expos Unlimited
Gemprint Appraiser	Gemprint	Long Beach Coin, Stamp and Collectibles Expo
Palmieri’s Market Monitor	Professional Currency Grading	Santa Clara Coin, Stamp and Collectibles Expo
Quick Opinion	Source Veritas
Sports Market Report	AGL

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

The Company owns several patents related to the Gemprint process and scanning device. The principal patent is number 5,828,405 issued by the United States Patent and Trademark Office (“USPTO”) in 1998. Generally, this patent provides for the capture of the unique optical response of a gemstone (or optical “fingerprint”) where a laser beam is focused on the gemstone and the optical response is recorded in a digital image. This is accomplished at a controlled site, currently in the form of a small rectangular box about the size of a breadbox, and connected to a desktop computer or other computing system for receiving and displaying a data signal from a two dimensional video camera. The two dimensional video camera id part of a light image capture arrangement comprising a laser diode in combination with optical means for producing a collimated light beam directed at a gemstone. The gemstone is oriented in a predetermined manner relative to the light beam and a screen surface is located to collect and display the unique light pattern from a gemstone. The video camera directed at the screen surface is sized to collect the image in a digital format and directs the data signal to the attached computing device. With a communication link to a database through a local area network or through the Internet, the digital image is stored in a standardized manner. In a similar manner, subsequent digital images can be obtained and then compared using an algorithm to those images on the database. Other related patents are 5,124,935 and 2,679,821 issued by USPTO and related patents filed in the United Kingdom, Canada and Israel.

Collectibles Experts

As of June 30, 2006, we employed 47 experts in our authentication and grading operations, who have from 1 to 50 years, and an overall average of 25 years, of experience. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) who we have trained in our authentication and grading methodologies and procedures, or in the case of diamonds, who have been trained in the vocational schools and/or have experience in grading in competing organizations. However, talented authentication and grading experts in collectibles are in short supply and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts. We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

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

We recently began offering a similar warranty for stamps and currency notes that we authenticate and grade. To obtain such a warranty, the customer must elect to have his or her stamp encapsulated in a in a tamper-evident, clear plastic holder that includes a label identifying the collectible as having been authenticated or graded by us, because we do not offer such a warranty in those cases where the customer chooses, instead, to have us issue a certificate of authenticity and grade.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

We recently began offering a warranty with respect to the color and clarity grades assigned by GCAL to the diamonds it grades, which is the first such warranty offered by any diamond grading service. Under the terms of the warranty, if a diamond certified by GCAL is submitted for subsequent grading by GCAL within one year of the date of the original certification (which often occurs if the diamond is being sold), and, on that resubmittal receives a color or clarity grade that is more than one grade lower than its original color or clarity grade, we will be obligated either to purchase the diamond at the price paid by the then-owner of the diamond or, instead, if we so choose, to pay the difference in value of the diamond at its original grade as compared with its lower grade.

Customer Service and Support

We devote significant resources, including a 25 person staff, to providing personalized customer service and support in a timely manner handling approximately 300 to 500 customer service calls per day. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the over 18 million collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 A.M. and 6:00 P.M., Pacific Time. We also involve our collectibles and diamond experts in providing support services when necessary to address special issues.

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

Competition

Coin Authentication and Grading. We have three primary competitors in the coin authentication and grading market: Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading and ANACS, a subsidiary of Amos Press, Inc.

Sportscard Authentication and Grading. We have two primary competitors in sportscard authentication and grading: Beckett Sportscard Grading Corporation, and Sportscard Guaranty, LLC.

Autograph Authentication and Grading. In the vintage autograph authentication market, we compete with James Spence Authentication (“JSA”) and a few smaller competitors.

Stamp Authentication and Grading. In stamp authentication, our principal competitors are the Philatelic Foundation and the American Philatelic Society, both of which are non-profit organizations. The Philatelic Foundation also grades stamps.

Currency Authentication and Grading. We have two competitors in currency: Paper Money Guaranty, (a subsidiary of NGC), and a smaller startup competitor.

Diamond Authentication and Grading. In the diamond grading market, we compete with ten other grading services, several of which are larger, have been in business longer and are better known than GCAL. Our principal competitors are the Gemological Institute of America, a non-profit educational organization (GIA); AGS Laboratories, an affiliate of the American Gem Society, a non-profit trade association; European Gemological Laboratories; International Gemological Institute; and Gemological Science International.

Colored Gemstone Authentication and Grading. In the colored gemstone market, we compete with six or more such services, some of which have operating histories longer than AGL. Our principal competitors are Gubelin Gemological Laboratories, Schweizerische Stiftung für Edelstein-Forschung (SSEF, or the Swiss Gemological Institute), a non-profit organization and Gemological Testing Center of the American Gem Trade Association, a non-profit trade association.

The principal competitive factors in our authentication and grading markets are (i) brand recognition and awareness, (ii) an established reputation for integrity, independence and consistency in the application of grading standards, and (iii) responsiveness of service. Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and sportscards because of their significantly lower values. Price is a more important competitive factor in the Diamond market, due to the larger number of competitors. Because the current market in colored gemstones certification is primarily focused on high-value colored gemstones, price is not as much of an important consideration as the credibility and history of the particular grading service. We believe that our PCGS, PSA, PSA/DNA, PSE and PCGS Currency brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets. We believe that our GCAL brand is a premium brand in the diamond market, interpreting the grading standards in a rigorous and consistent manner, and one of the three or four top quality brands, despite the fact that it is the smallest, in terms of the volume of grading submissions, as compared to its principal competitors. We believe that AGL is a premium brand and competes favorably with respect to all of these factors. Barriers to entry into the authentication and grading market are relatively low, especially in the sportscard authentication and grading market. However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop. The limited supply of collectibles experts also operates as a barrier to entry or expansion in our collectibles markets. By contrast, the supply of grading experts in the diamond and colored gemstone markets are much more plentiful. In colored gemstones, the availability of a suitable and trusted reference collection is essential to providing accurate enhancement and country of origin analysis.

Information Technology

We have developed proprietary software systems that we use in our authentication and grading operations, principally for order tracking, processing and recordkeeping, and the operation and maintenance of our Internet websites. These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries QuickOpinion Systems and Featured Dealer Systems. These systems operate on software platforms in Microsoft Visual Basic.NET, Microsoft ASP.NET and Microsoft SQL Server. We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6. We also maintain an integrated local area network that assists in and provides certain controls on production, product physical movement, accounting and financial functions, data warehousing and other tasks. During the fiscal year ended June 30, 2006, these systems tracked the authentication and grading process and generated records and data for over 3.2 million collectibles submitted to us for authentication and grading, without significant disruption or loss of service.

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

Government Regulation

With the exception of laws in some states that require memorabilia authenticators to certify to the accuracy of their authentication opinions, there are no material government regulations specifically relating to the authentication and grading businesses that we conduct, other than regulations that apply generally to businesses operating in the markets where we maintain operations or conduct business. However, our dealer finance program will be subject to numerous laws and regulations in those states in which we may make loans to dealers.

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

As a result of this decision, we sold our collectibles sales businesses during fiscal 2004, but retained the collectibles inventory and accounts receivables of those businesses, which we have substantially liquidated. We also terminated the licenses under which we operated our David Hall Rare Coins Division, which had been engaged in the business of selling collectible coins at retail. We generated cash of $750,000, $2,332,000 and $10,435,000 in fiscal years ended June 30, 2006, 2005 and 2004, from the disposition of those businesses and the liquidation of their inventories and accounts receivables.

The divestiture of the collectibles sales businesses has enabled us to focus our financial and managerial resources on growing our existing authentication and grading revenues and extending our authentication and grading business into new markets, such as the diamond and colored gemstone markets, and to reduce our operating expenses, and, thereby, increase our overall profitability, as compared to the periods prior to the disposition of those collectibles sales businesses.

Employees

As of June 30, 2006, we had 211 full-time employees and 17 part-time employees, of which 172 were employed in our authentication and grading-related businesses, including our 47 experts and 25 customer service and support personnel. The other employees included 12 in information services, 3 in marketing, 3 in our CCE subscription business, and 38 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

ITEM 1A RISK FACTORS

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and that could hurt our future financial performance and the price performance of our common stock, and cause our future financial condition and future financial performance to differ significantly from our current expectations described in the forward-looking statements contained in this Annual Report. Those risks and uncertainties, many of which are outside of our control, include the following:

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

The availability of discretionary or disposable income is an important factor in the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles, diamonds and colored gemstones. Declines in purchases and sales, and in the value, of collectibles, diamonds or colored gemstones usually result in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, sportscards and other collectibles for authentication and grading; (ii) consumers purchasing fewer diamonds; thereby leading to a lower number of diamonds for grading by retailers; (iii) causing collectibles dealers and collectors to request longer authentication and grading turn-around times with respect to the collectibles they submit to us for grading, which would reduce our revenues and profitability, and (iv) reducing the ability of customers to pay outstanding accounts receivable.

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

Coin authentication and grading accounted for approximately 65%, 69% and 66% of our net revenues in fiscal 2006, 2005 and 2004, respectively. Furthermore, in fiscal 2005, coin grading was the segment of our authentication and grading business that experienced the most significant increase in net revenues. We believe that this growth in coin grading submissions has been due, at least in part, to the volatility of and uncertainties regarding the performance of the stock markets, coupled with the decline in interest rates and in the value of the U.S. Dollar, which have led investors to shift some of their investments from stocks and bonds to precious metals. The lack of diversity in our sources of revenues and our dependence on coin grading submissions for a majority of our net revenues make us more vulnerable to adverse changes in economic conditions. These adverse changes include declines in the value of precious metals or recessionary conditions that could result in declines in collectibles authentication and grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our total net revenues and income.

Our top 5 customers, account for approximately 22% of our total net revenues.

During the year ended June 30, 2006, five of our coin authentication and grading customers accounted for approximately 22% of our total net revenues. As a result, the loss of any of those customers, or a lower level of activity by any of those customers, may cause our net revenues to decline and, therefore, could harm our profitability. During the fourth quarter of fiscal 2005, the owner of the largest of these customers encountered an unexpected and serious medical problem, which led to a 55% decrease in revenues earned from that customer in fiscal 2006, compared to fiscal 2005.

Our stamp, currency and diamond authentication and grading businesses are in their start-up phases. There can be no assurance that these businesses will prove to be successful.

We purchased our diamond grading business in November 2005, started our currency authentication and grading business in March 2005, and our stamp authentication and grading business in fiscal 2000. These businesses have yet to make a material contribution to our net revenues. To date, our stamp, currency and diamond grading businesses have incurred operating losses and there is no assurance that these services will gain market acceptance or will ever make a material contribution to our net revenues or achieve profitability. If they do not, we may have to discontinue, and write off our investments in, those businesses.

Future acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or commencement of any new business.

One component of our growth strategy is to acquire existing or to start new businesses that serve other markets for other collectibles or high-value assets. In fiscal 2006, we acquired four businesses and, to-date in fiscal 2007, we have acquired two other businesses, a colored gemstone grading business and a trade show management company. These new businesses will face a number of risks and uncertainties, including:

•
difficulties in integrating newly acquired or newly started businesses into existing operations, as a result of which we may incur increased operating costs that would adversely affect our operating results;

•	the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations;

•	diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results;

•	dependence on key management personnel of acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel;

•	the risk that new services we may introduce or begin offering, whether as a result of internal expansion or business acquisitions, will not gain acceptance;

•
competition from established or larger competitors in new markets, such as (in our diamond grading business), which could adversely affect the financial performance of any of the businesses we may have acquired or started; and

•
the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve an acceptable return on our investment.

There are risks associated with new service offerings, including our dealer financing program, with which we have little experience.

We are continually exploring new services that we might introduce and offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. Those new services, however, may prove to be unprofitable and negatively impact our operating results.

One of those new services that we introduced in fiscal year 2005 is a Dealer Financing Program that involves our making short-term loans to collectibles dealers that are collateralized by the collectibles that they submit or have been submitted to us for authentication and grading. There is no assurance that we will be successful in achieving sustained profitability in our Dealer Financing Program. Additionally the lending business is subject to a number of risks and uncertainties, and we have limited loan underwriting and collection experience. In addition, the failure or inability of borrowers to repay their loans is an inherent risk in a lending business. Our ability to minimize loan losses will depend on several factors, including:

•	The loan underwriting policies and controls we continue to adopt and implement, which could prove to be inadequate to prevent loan losses from occurring;

•
Our ability to sell collateral, when a borrower defaults in the payment of a loan, for amounts sufficient to offset loan losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral that will secure the loans we make; and

•
 The reserves we will need to establish for potential loan losses, which may prove to be inadequate, in which case we would have to incur additional charges, which would   have the effect of reducing our net income and could negatively impact our financial condition.

Additionally, the business of lending is subject to numerous state and certain federal laws and regulations, which may impose significant costs or limitations on the way we conduct or expand such a business.

We currently have a $7 million bank line of credit, expiring in June 2007, that we can use to fund some of the eligible loans we make. To-date, we have not utilized this line of credit, as we have adequate cash resources to fund the Dealer Financing Program. However, in the event we make borrowings under this line of credit in the future, we cannot assure that our cash flow from the operations of our dealer finance program will be sufficient to enable us to repay any borrowings under the line of credit. Also, the loan agreements establishing the line of credit impose certain restrictive covenants on the Company which could operate to restrict our plans to grow our business.

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

In certain of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel recruiting, succession and training programs that will enable us to add collectibles experts, as necessary, to grow our business and offset employee turnover that can occur from time to time. As a result, we have initiated an “apprentice program” in our coin grading business. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition. Moreover, some of our experts could leave our company to join a competitor or start a competing business.

We could suffer losses on authentication and grading warranties.

Certain of our grading service businesses offer customers service warranties. The warranties offered by our collectibles grading businesses provide that:

•
if any collectible we have authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at the price paid for it by its then owner; and

•
if any collectible that was graded by us and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the price paid by its then owner or to pay the difference in its value at its original grade as compared to its value at the lower grade.

GCAL offers a grading warranty that provides that if a diamond graded by us is submitted for regrading within the succeeding year and, on regrading is assigned a color or clarity grade that is more than one grade lower than the original color or clarity grade it received, GCAL will become obligated to purchase the diamond at the price paid by its then owner or, if GCAL so chooses, to pay the difference in its value at its original grade as compared to its value at the lower grade.

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

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense. In addition, in the diamond market there are a number of grading services that are substantially larger, have been in business substantially longer and are better known than GCAL. Increased competition in our collectibles markets could adversely affect our pricing and profit margins and our ability to achieve further growth, and we cannot assure that we will continue to be successful in competing against existing or future competitors in our collectibles markets. In our diamond business, which is just beginning to implement its growth strategy, we are likely to encounter intense competition from larger and more established competitors that have significant market shares. Also, our entry into new collectibles or high-value asset markets could lead other potential competitors to enter those markets as well. Such competition could adversely affect our ability to generate profits and could cause us to continue to incur losses in those markets and damage our financial condition.

We depend on our ability to protect and enforce our intellectual property rights.

We believe that our patents, trademarks and other proprietary rights are important to our success and competitive position. We rely on a combination of patents, trademarks, copyright and trade secret laws to establish and protect our proprietary rights. However, the actions we take to establish and protect our intellectual and other proprietary rights may prove to be inadequate to prevent imitation of our services or products or to prevent others from claiming violations of their intellectual and proprietary rights by us. In addition, others may develop similar trade secrets or other intellectual property independently or assert rights in our intellectual and other proprietary rights that could lead them to seek to block sales of our services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights.

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

Our reliance on a single source for principally all of our “tamper-evident,” clear plastic coin and sportscard holders exposes us to potential supply and quality problems.

We place all of the coins, sportscards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders. In order to take advantage of volume pricing discounts, we have chosen to purchase substantially all of those holders, on a purchase order basis, from one principal supplier. Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or to encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs. In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident. These occurrences could cause a decline in our net revenues and have a material adverse effect on our results of operations.

Our computer and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

Our operations are dependent on our ability to protect our computer systems that we use in our authentication and grading operations and to maintain our websites against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events. In this regard, Southern California, where we are primarily located, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems. In addition, our diamond operations are located in a New York City high-rise building that could be vulnerable to terrorist attacks or to fire or other disasters. We do not have redundant computer systems at a location that is remote from Southern California. Any damage to or failure of our computer systems could cause an interruption in our services that could harm our business, operating results and financial condition.

In addition, our operations are dependent on our ability to protect our computer systems and network infrastructure from damage that could occur from physical break-ins, security breaches and other disruptive problems caused by the technology that we employ in our operations. Computer break-ins and security breaches also could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which could cause us to incur significant liability and possibly also damage our reputation. Other disruptions due to problems on the Internet or actions of Internet users could make it difficult for our customers to access our websites. In either case, problems of this nature could adversely affect our business and operating results, and security breaches that would adversely affect the privacy of customer information could lead existing customers to terminate their business relationships with us. Although we intend to continue to implement and upgrade sophisticated technology to prevent such disruptions and damage, there is no assurance that our security measures will prove to be successful.

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

Although we continue to document and test the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will continue to incur costs, including increased accounting fees, in order to maintain compliance with that Section of the Sarbanes-Oxley Act. Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

If our quarterly results are below the expectations of securities market analysts and investors or we decide to suspend or discontinue the payment of dividends, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult. These factors include:

•	increases or decreases in number of collectibles or diamonds graded from period to period;

•	changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles;

•	general economic conditions that affect the availability of disposable income among collectors and consumers; and

•	the actions of our competitors.

If our quarterly operating results fall below expectations or we decide to suspend or discontinue the payment of dividends, securities market analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

No assurance that we will continue to pay cash dividends.

On May 31, 2006, the Company adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share, per quarter and since then we have paid two consecutive cash dividends, each in the amount of $0.08 per share, in accordance with this dividend policy. The payment of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the amount of the Company’s current quarterly cash dividend will not be reduced or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends in the future.

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

ITEM 2. PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000. We currently sublease 2,184 square feet of this office space to a related party sub-tenant with an expiration date that coincides with the expiration of the Company's nine-year lease. In addition, we lease approximately 7,300 square feet in New York under operating leases through November 2015 in connection with our diamond grading business. We believe that our leased offices are sufficient for our current business requirements.

ITEM 3. LEGAL PROCEEDINGS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who was president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits that were attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

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

In December, 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. Miller filed an opening brief in August 2006, and we expect that various responsive briefs will be filed through February 2007. The Company has been informed by its trial counsel that, in California, it sometimes takes as long as two years, from the filing of an appeal of a damage award, before the appeal is actually heard by an appellate court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions

Michael R. Haynes	55	Chief Executive Officer
David G. Hall	59	President
Joseph J. Wallace	46	Chief Financial Officer
Michael J. Lewis	62	Senior Vice President - Finance and Chief Compliance Officer

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

JOSEPH J. WALLACE became the Company’s Chief Financial Officer effective September 15, 2005. Prior to becoming Chief Financial Officer, he was the Company’s Vice President of Finance from November 2004 and Controller from June 2004. From 1997 to 2003, Mr. Wallace was Vice President of Finance, Chief Financial Officer and Secretary of STM Wireless, Inc., a public traded company engaged in the business of developing, manufacturing and marketing satellite communications products and services, which filed for Chapter 11 protection under the Bankruptcy Code in February 2003. Mr. Wallace is a Fellow of the Institute of Chartered Accountants, a member of the Institute of Certified Public Accountants, in Ireland, and a CPA in the State of California.

MICHAEL J. LEWIS served as Chief Financial Officer of Collectors Universe, Inc. from October 2001 until September 15, 2006, when he became Senior Vice President of Finance and Chief Compliance Officer. From January 2000 to October 2001, Mr. Lewis was a private investor. In 1998, Mr. Lewis was Chief Financial Officer of the Young Presidents’ Organization. During 1999, Mr. Lewis was an associate with Eureka Financial Markets, a venture capital firm. From 1994 to 1997, Mr. Lewis served as Chief Executive Officer of National Case Management. Prior to that time, Mr. Lewis served as a Financial Consultant or as Chief Financial Officer in several companies, including Chief Financial Officer of Western Digital Corporation and Emulex Corporation.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT. The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ for each of the fiscal quarters in the fiscal years ended June 30, 2006 and 2005:

Fiscal 2006	High	Low

First Quarter	$17.54	$12.58
Second Quarter	16.14	11.78
Third Quarter	17.56	13.73
Fourth Quarter	16.18	13.44

Fiscal 2005	High	Low

First Quarter	$14.87	$10.53
Second Quarter	20.43	14.50
Third Quarter	21.60	17.78
Fourth Quarter	19.34	14.82

The Company had 110 holders of record of its common stock and approximately 3,122 beneficial owners on June 30, 2006.

Dividends. On May 31, 2006, the Company adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share, per quarter. The Board of Directors has declared the following quarterly cash dividends under this policy.

Declaration Date	Record Date:	Dividend Payment Date
May 31, 2006	June 14, 2006	June 28, 2006
August 15, 2006	August 29, 2006	September 12, 2006

The declaration of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the amount of the quarterly cash dividend will not be reduced or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends in the future.

Share Repurchases

On December 6, 2005, the Company announced that its Board of Directors had approved a $10 million stock buyback program. The program authorizes the Company to make up to $10 million of stock purchases in the open market or private transactions, in accordance with applicable SEC rules. The Company is under no obligation to repurchase any shares under this program, and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. During the year ended June 30, 2006, the Company repurchased and retired 181,851 shares, for which it paid a total of approximately $2,618,416, which is net of transaction costs of approximately $10,000. No shares were purchased pursuant to this program prior to March 2006.

The following table sets forth information regarding our share repurchases pursuant to our share buyback program in each of the months during the year ended June 30, 2006, which were the initial share repurchases made by the Company under this program.

	(a)	(b)	(c)	(d)
Monthly Periods During the Year Ended June 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2006	0	N/A	0	$10,000,000
February 1 to February 28, 2006	0	N/A	0	$10,000,000
March 1 to March 31, 2006	50,000	$14.02	50,000	$9,299,202
April 1 to April 30, 2006	0	$0	0	$9,299,202
May 1 to May 31, 2006	12,451	$14.26	12,451	$9,121,614
June 1 to June 30, 2006	119,400	$14.57	119,400	$7,381,584
Total	181,851	$14.40	181,851

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2006, 2005 and 2004, and the selected balance sheet data at June 30, 2006 and 2005, that are set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2003 and 2002 and the related balance sheet data at June 30, 2004, 2003 and 2002 were derived from audited consolidated financial statements that are not included in this Annual Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

On July 14, 2005, the Company purchased substantially all the assets of CoinFacts.com, which operates an Internet website on which it publishes detailed proprietary information and history on U.S. Coins for $500,000 in cash. On September 2, 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins for an aggregate purchase price of $2,180,000.

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (DPL), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (GAA). The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” and assumed certain transaction-related costs of $50,000.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for Gemprint’s business and assets of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

The operating results of each of these acquired businesses have been included in our consolidated results of operations from the respective dates of their acquisition by us.

In the third quarter of fiscal 2005, we completed a public offering in which we sold a total of 3,450,000 shares of our common stock at a public offering price of $17.50 per share, of which 2,195,856 shares were sold by the Company. The net proceeds to us, after payment of underwriting commissions and offering expenses, were approximately $35,657,000.

As previously disclosed, in December 2003 the Company approved, and during the balance of fiscal 2004 implemented, a plan to dispose of its collectibles sales businesses. As a result, the consolidated selected financial data set out below for the five years ended June 30, 2006 have been restated to classify the assets and related liabilities of those businesses as held for sale and the related operating results as discontinued operations. Therefore, for fiscal years 2002 through 2006, the income or loss from discontinued operations reflects the after-tax results of operations of those businesses through the respective dates of their disposal, plus any gain or loss recognized on the disposal of those businesses, plus any profit or loss realized on the disposal of the remaining assets of those businesses. In addition, in fiscal year 2006, discontinued operations also include the operations of CTP (a business we acquired as part of the CCE acquisition). for the period of ownership of the CTP business.

	Years Ended June 30, (1)
	(in thousands, except per share data)
	2006(3)	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net revenues	$36,914	$33,607	$26,420	$20,337	$18,635
Cost of revenues	14,890	12,239	10,322	8,754	7,935
Gross profit	22,024	21,368	16,098	11,583	10,700
Selling, general and administrative expenses	18,255	13,901	11,829	11,486	11,884
Settlement of lawsuit	-	500	-	-	-
Amortization of goodwill	-	-	-	-	90
Impairment of goodwill	-	-	-	6	51
Operating income (loss)	3,769	6,967	4,269	91	(1,325)
Interest income, net	2,346	906	135	94	191
Other income (expense), net	22	26	(25)	(6)	(20)
Income (loss) before provision (benefit) for income taxes	6,137	7,899	4,379	179	(1,154)
Provision (benefit) for income taxes	2,733	3,141	1,581	(557)	(502)
Income (loss) from continuing operations	3,404	4,758	2,798	736	(652)
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	296	60	(1,068)	(2,202)	(1,858)
Cumulative effect of accounting change (net of income taxes)	-	-	-	(8,973)	-
Net income (loss)	$3,700	$4,818	$1,730	$(10,439)	$(2,510)

Net income (loss) per basic share:(2)
Income (loss) from continuing operations	$0.40	$0.68	$0.45	$0.12	$(0.10)
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.04	0.01	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)		-	-	(1.45)	-
Net income (loss)	$0.44	$0.69	$0.28	$(1.68)	$(0.40)

Net income (loss) per diluted share: (2)
Income (loss) from continuing operations	$0.39	$0.64	$0.44	$0.12	$(0.10)
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.01	(0.17)	(0.35)	(0.30)
Cumulative effect of accounting change (net of income taxes)	-	-	-	(1.43)	-
Net income (loss)	$0.42	$0.65	$0.27	$(1.66)	$(0.40)

Weighted average shares outstanding:(2)
Basic	8,473	7,013	6,170	6,205	6,347
Diluted	8,782	7,452	6,463	6,294	6,347
Balance Sheet Data:
Cash and cash equivalents	$52,110	$65,439	$21,454	$4,482	$4,947
Working capital - continuing operations	54,812	68,576	22,308	4,566	5,621
Working capital - discontinued operations	75	338	991	13,803	13,732
Goodwill and Intangibles - continuing	14,473	79	-	-	-
Total assets - continuing operations	78,138	75,123	32,690	15,926	11,503
Total assets - discontinued operations	83	411	1,384	16,365	34,006
Stockholders' equity	71,906	70,566	29,366	26,319	37,128

(1)   In fiscal 2002, the Company’s fiscal year ended on the Saturday closest to June 30 and, as a result, fiscal 2002 ended on June 29, 2002. Beginning with fiscal 2003 the Company changed its fiscal year end to June 30. For clarity of presentation, fiscal 2002 is reported as having ended on June 30.

(2)   Per share data and weighted average shares outstanding in fiscal 2002 and 2001 have been retroactively adjusted for a 1-for-4 reverse stock split of our outstanding shares, which was effectuated on December 9, 2002.

(3)       Effective July 1, 2005, the Company adopted SFAS 123R, using the modified prospective transition method. Accordingly, in fiscal year 2006, cost of revenues, sales and marketing costs, and general and administrative costs, include $302,000, $1,000 and $367,000, respectively, of stock-based compensation expense that was not required to be recognized as an expense in prior years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and related notes, included elsewhere in Part II of this Annual Report. This discussion also should be read in conjunction with the information in Item IA of Part I of this Report, entitled “Risk Factors”, which contains information about certain risks and uncertainties that can affect our business and our financial performance in the future.

Introduction and Overview

Our Business

Collectors Universe Inc. (the “Company”) provides authentication and grading services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and vintage U.S. currency notes (which we refer to generically as “collectibles”) and to sellers and purchasers of diamonds and colored gemstones. We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers, collectors and consumers that own and buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and the sale of historical data and information about the collectibles authenticated and graded by us (that we believe facilitates commerce in those collectibles).

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

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (DPL), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (GAA). The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” and assumed certain transaction-related costs of $50,000.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for Gemprint’s business and assets of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

GCAL has incorporated the Gemprint process into its diamond grading process, so that each GCAL authenticated and graded diamond also carries a Gemprint image stored in GCAL’s registered database, which enables GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition.

As previously reported, during the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards and sports entertainment and historical memorabilia. Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions. We also sold collectible coins, at retail, by direct sales methods. In December 2003 we adopted a plan to focus our financial and managerial resources and collectibles expertise on the operation and growth of our authentication and grading and other collectibles service businesses, and to divest our collectibles auctions and direct sales businesses. Pursuant to that plan, during fiscal 2004 we sold our collectibles auction businesses and terminated our direct sales collectible coins business. However, we retained the collectibles inventories and the outstanding accounts receivables of those businesses, substantially all of which had been liquidated by June 30, 2006.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, the assets and related liabilities of the collectible sales businesses have been classified as held for sale and their related operating results have been classified as discontinued operations.

In connection with our acquisition of CCE in September 2005, we also acquired one of its affiliated companies (“CTP”) that was engaged in an unrelated business. At the time we consummated the CCE acquisition we intended to dispose of CTP and, effective November 30, 2005, we disposed of CTP. Accordingly, CTP has been classified as a discontinued business and its operating results for the period during fiscal year 2006 that we owned it, have been included in discontinued operations.

As a result of our divestiture of our collectibles auctions and sales businesses and the disposition of CTP, the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading services has provided relatively stable and predictable cash flows for us, as the fees for a significant proportion of the authentication and grading submissions we receive are prepaid. In the years ended June 30, 2006, 2005 and 2004, respectively, we generated cash of $7,593,000, $7,447,000 and $6,068,000, respectively, from the operations of our continuing businesses.

During the year ended June 30, 2006, 2005 and 2004, we generated cash of $751,000, $2,332,000 and $10,435,000 from the sales of our collectibles sales businesses and the liquidation of the retained inventories and accounts receivables of those businesses. As a result, at June 30, 2006, the remaining assets of those businesses, which we are in the process of liquidating, totaled $83,000, as compared to $411,000 at June 30, 2005. Therefore, it is not expected that the Company will generate any substantial cash flows from the sale of the remaining assets of the discontinued businesses in the future.

During the year ended June 30, 2006, five of our coin authentication and grading customers accounted for approximately 22% of our total net revenues. As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability. During the fourth quarter of fiscal 2005, the owner of the largest of these customers encountered an unexpected and serious medical problem, which led to a 55% decrease in revenues from that customer in fiscal 2006, compared to fiscal 2005.

The Company’s cash flows from investing activities can be impacted by the extent to which the Company purchases new businesses, invests in capital expenditure and makes advances or receives repayments under the Dealer Financing Program. Cash used in investing activities in fiscal year 2006 was $18,253,000.

Cash flows from financing activities reflects dividends paid to common stockholders, payments for the retirement of the Company’s common stock authorized under the Company’s buyback program, and proceeds from the exercise of stock options. Cash used in financing activities in fiscal 2006 was $3,059,000.

At June 30, 2006, we had cash and cash equivalents totaling $52,110,000, compared with $65,439,000 at June 30, 2005.

Factors Affecting our Gross Profit Margins. Our gross profit margins are primarily affected by the mix and the total number of units submitted to us for authentication and grading and the level of our non-grading revenues. The gross profit on our authentication and grading revenues is affected by the (i) mix of submission revenues among coins, sportscards and other collectibles; (ii) the mix of submission revenues between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions; and (iii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times. Furthermore, because a significant proportion of our direct costs are relatively fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles and high-value asset markets. Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles and high-value assets which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles, diamonds and other high-value assets. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion, other coins, and other collectibles and high-value assets, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles and high-end value asset sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective numbers of coins, sportscards, autographs, stamps, currency notes and diamonds that we graded or authenticated in the fiscal years ended June 30, 2006, 2005, and 2004 and their estimated values, which are the amounts at which those coins, sportscards, stamps, currency and diamonds were insured by the dealers, collectors and consumers who submitted them to us for grading and authentication.

	Units Processed
	2006		2005		2004
Coins	1,789,000	55%	1,670,000	58%	1,241,000	53%
Sportscards	1,199,000	37%	1,084,000	38%	998,000	43%
Autographs	181,000	6%	77,000	3%	68,000	3%
Stamps	38,000	1%	26,000	1%	16,000	1%
Currency(1)	29,000	1%	3,000	-	-	-
Diamonds(2)	5,000	-	-	-	-	-
Total	3,241,000	100%	2,860,000	100%	2,323,000	100%

	Declared Values (000)
	2006		2005		2004
Coins	$1,613,000	90%	$1,191,000	91%	$993,000	90%
Sportscards	75,000	4%	66,000	5%	67,000	6%
Autographs	15,000	1%	26,000	2%	31,000	3%
Stamps	21,000	1%	17,000	1%	10,000	1%
Currency(1)	43,000	2%	8,000	1%	-	-
Diamonds(2)	27,000	2%	-	-	-	-
Total	$1,794,000	100%	$1,308,000	100%	$1,101,000	100%

1   We commenced our currency authentication and grading business in fourth quarter of 2005.
2   We commenced the authentication and grading of diamonds in the second quarter of 2006 when we acquired GCAL and Gemprint.

Overview of Fiscal 2006 Operating Results

As the following table indicates, operating income decreased by 45.9% in fiscal 2006, as compared to fiscal 2005, despite a 9.8% increase in revenues, due primarily to the combined effects of an increase in costs of revenues, a decline in our gross profit margin, and an increase in selling, general and administrate expenses. Income from continuing operations decreased by 28.4%, primarily as a result of the above factors that impacted operating income partially offset by increased interest income earned in fiscal 2006, but inclusive of a higher income tax rate due to stock-based compensation.

	2006 Amount	%	2005 Amount	%	2006 vs 2005 % of Change

Net revenues	$36,914	100.0%	$33,607	100.0%	9.8%
Cost of revenues	14,890	40.3%	12,239	36.4%	21.7%
Gross profit	22,024	59.7%	21,368	63.6%	3.1%
Selling and marketing expenses	4,918	13.4%	3,534	10.5%	39.2%
General and administrative expenses	13,337	36.1%	10,367	30.9%	28.6%
Settlement of lawsuit	-	0%	500	1.5%	(100.0)%
Operating income	3,769	10.2%	6,967	20.7%	(45.9)%
Interest income, net	2,346	6.3%	906	2.7%	158.9%
Other income (expense), net	22	0.1%	26	0.1%	(15.4%)
Income before provision for income taxes	6,137	16.6%	7,899	23.5%	(22.3)%
Provision for income taxes	2,733	7.4%	3,141	9.3%	(13.0%)
Income from continuing operations	3,404	9.2%	4,758	14.2%	(28.4)%
Income from discontinued operations(1)	296	0.8%	60	0.1%	393.3%
Net income	3,700	10.0%	$4,818	14.3%	(23.2)%

Net income per diluted share:
Income from continuing operations	$0.39		$0.64		(39.1)%
Income from discontinued operations(1)	0.03		0.01		200.0%
Net income	$0.42		$0.65		(35.4)%

    (1)   Net of gain on sales of discontinued businesses (net of income taxes).

The increase in costs of revenue in fiscal 2006 was primarily attributable to an increase in coin grader-related compensation costs and the recognition, pursuant to SFAS No. 123(R), of $302,000 of stock based compensation cost. Stock based compensation was not required to be recognized as an expense in years prior to fiscal 2006. The decline in our gross margin in fiscal 2006 was due primarily to (i) those increases in costs of revenues (ii) a change in the mix of collectibles and high value assets graded to a lower proportion of coins, on which we realize higher margins than on authentication and grading of other collectibles; and (iii) a decline in the average service price for coin authentication and grading services due to the mix of services provided in 2006 as compared to 2005.

The increase in selling and marketing costs in fiscal 2006 was primarily due to (i) costs of approximately $850,000 related to the promotion and marketing of our new businesses; and (ii) increased collectibles trade-show expenses and advertising expenses, due primarily to an increase in the number of collectibles trade shows in which we participated in fiscal 2006. The increase in general and administrative expenses was primarily attributable to expenses incurred in connection with (i) the acquisition and integration into our operations of newly acquired businesses, (ii) investments in infrastructure to support our expanded operations, (iii) audit and Sarbanes-Oxley compliance costs, (iv) stock-based compensation costs arising from the adoption of SFAS 123(R) at the beginning of fiscal 2006, and (v) litigation costs.

See more detailed discussion of Results of Operations on pages 46 to 53.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally accounts receivable and inventories, we must make judgments, and estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our accounts receivable or realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other or circumstances on which are judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves or allowances to record such downward adjustments or “write-downs” in the carrying value of assets such as accounts and notes receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

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

As is described above, during fiscal year 2006 we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting. That accounting method required us to allocate the amount paid for those businesses over the fair value of the assets and liabilities acquired, and to classify the excess of the purchase price over that fair value as goodwill. In accordance with GAAP, we will be evaluating goodwill for impairments at least annually, or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Long-Lived Assets” below). Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment. Management intends to formally evaluate the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets.

In making our estimates and assumptions, we follow GAAP in order to enable us to make fair and consistent estimates of the fair value of assets and to establish adequate reserves or allowances for possible write-downs in the carrying values of our assets.

Set forth below is a summary of the accounting policies and critical estimates that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible or diamond to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles or diamonds to us for authentication and grading on a recurring basis. In addition, primarily in connection with our coin dealer financing programs, we make advances or extend credit under notes receivable arrangements. We regularly review our accounts and notes receivable, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due amounts, and, in the case of notes receivable, the current value of the collateral we hold in support of the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances. Each quarter we review estimates of uncollectible amounts and such economic or other conditions or trends in order to enable us to determine whether or not to adjust the amount of the allowance. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts or notes, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

If there were to be an economic downturn or there were to occur other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the sales prices of those collectibles, it may become necessary to increase the reserve. Increases in this reserve will cause a decline in operating results, because such increases are recorded by charges against income.

Grading Warranty Costs. We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We offer a similar limited warranty, of one year’s duration, on the diamonds we grade. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets. We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. Such reviews occur annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company does not believe there was any impairment of its long-lived assets as of June 30, 2006. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

Stock-Based Compensation. Effective July 1, 2005, we began recognizing share-based compensation expense based on the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option valuation method. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of option forfeitures that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeiture. Once we determine the compensation expense of a stock option award, that expense is recognized in our consolidated statements of operations over the vesting period of the option using the straight-line attribution method.

Capitalized Software. Through June 30, 2006, we capitalized approximately $421,000 of software development costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. During fiscal 2006, approximately $11,000 was recorded as amortization expense. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our statements of operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	40.3%	36.4%	39.1%
Gross profit	59.7%	63.6%	60.9%
Operating expenses:
Selling and marketing expenses	13.4%	10.5%	12.0%
General & administrative expenses	36.1%	30.9%	32.7%
Settlement of lawsuit	-	1.5%	-
Total operating expenses	49.4%	42.8%	44.7%
Operating income	10.2%	20.7%	16.2%
Interest income, net	6.3%	2.7%	0.5%
Other income (expense), net	-	0.1%	(0.1%)
Income before provision for income taxes	16.6%	23.5%	16.6%
Provision (benefit) for income taxes	7.4%	9.3%	6.0%
Income from continuing operations	9.2%	14.2%	10.6%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.8%	0.1%	(4.1%)
Net income	10.0%	14.3%	6.5%

Net Revenues. Net revenues consist primarily of fees generated from the grading and authentication of sportscards, coins and stamps and, to a much lesser extent, the grading of diamonds, revenues from the sale of advertising, subscription-based revenues, and the publication of collectibles magazines. Net revenues are determined net of discounts and allowances.

The following tables set forth certain information regarding the increases in net revenues and in the number of collectibles authenticated and graded in fiscal 2006, fiscal 2005 and fiscal 2004:

	2006		2005		2006 vs. 2005
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,829	64.6%	$23,203	69.0%	$626	2.7%	119,000	7.1%
Sportscards	8,461	22.9%	8,143	24.2%	318	3.9%	115,000	10.6%
Other (1)	4,624	12.5%	2,261	6.8%	2,363	104.6%	147,000	138.7%
	$36,914	100.0%	$33,607	100.0%	$3,307	9.8%	381,000	13.3%

	2005		2004		2005 vs. 2004
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,203	69.0%	$17,474	66.1%	$5,729	32.8%	429,000	34.6%
Sportscards	8,143	24.2%	7,126	27.0%	1,017	14.3%	86,000	8.6%
Other (1)	2,261	6.8%	1,820	6.9%	441	24.2%	22,000	26.2%
	$33,607	100.0%	$26,420	100.0%	$7,187	27.2%	537,000	23.1%

(1)	Consists of autographs, stamps, currency and diamonds in fiscal 2006; autographs, stamps and currency in fiscal 2005; and autographs and stamps in fiscal 2004.

Fiscal 2006 vs 2005

Revenues increased by $3,307,000 or 9.8% to $36,914,000 in fiscal year 2006, compared to $33,607,000 in fiscal year 2005. This increase was comprised of increases of approximately $2,300,000, or 7%, in grading and authentication revenues, and approximately $1,000,000, or 39%, in related services, primarily attributable to businesses we acquired in the first six months of fiscal year 2006. Approximately $1,600,000 of our fiscal 2006 revenues were generated by GCAL and CCE (which we acquired in the first half of fiscal 2006) and by our currency authentication and grading business and our dealer lending business, which recorded their first full year of operations following their launch in the latter half of 2005. As a result, revenue growth, excluding those four businesses, in 2006 was 5% over fiscal 2005.

The 7% increase in grading and authentication revenues was driven by a 13% increase in the number of units graded and authenticated in fiscal year 2006, compared to the prior fiscal year. Coin grading revenues increased by 2%, compared to a 7% increase in the number of units graded, as a result of modern coins (for which we earn a lower service fee) representing a higher proportion of total coins graded in fiscal year 2006, compared to fiscal 2005, primarily as a result of the continued success of the Company’s First Strike program (see below). For sportcards, the 11% increase in the number of units graded resulted in a 4% increase in grading revenues reflecting a decrease in the average service fee due to a higher proportion of units graded at special pricing than in the prior year. The 139% increase in units graded and authenticated for other collectibles resulted in a 70% increase in grading and authentication revenues, primarily reflecting a change in pricing in our autograph authentication services business that makes such services more attractive to a larger number of dealers and collectors.

The 7% increase in the number of coins graded and authenticated in fiscal 2006, as compared to the prior year, was primarily attributable to an increase in coin submissions under the Company’s First Strike program (which has expanded in 2006 into a third and fourth quarter program, as compared to only a third quarter program in fiscal 2005). These increases more than offset a reduction in the number of units submitted from a coin dealer that had been our largest customer until the fourth quarter of fiscal 2005, when its owner sustained a serious illness. Revenues attributable to coin submissions by that customer declined from 9% of total revenues in fiscal 2005 to 4% of total revenues for fiscal 2006. Although the Company’s growth in revenues in the current year has been depressed by the loss of coin revenues from that customer, we continue to believe that general economic conditions are favorable to our coin grading and other businesses as evidenced by unit increases of 6% and 31%, respectively, in the third and fourth quarters of fiscal 2006, compared to the corresponding periods of the prior year.

Fiscal 2005 vs. 2004. The number of coins, sportcards and other collectibles (consisting of autographs, stamps and currency) authenticated or graded in 2005 increased by 34.6%, 8.6% and 26.2%, respectively, in 2005, as compared to 2004, resulting in a 23.1% increase, overall, in the number of units authenticated and graded and a 27.2% increase in net revenues. Also contributing to the increase in net revenues in 2005 were increases in sales of advertising and collectors club memberships totaling approximately $920,000 (which includes an approximate $319,000 increase in on-line advertising) in 2005, as compared to 2004. The average of the service fees earned for all collectibles was approximately the same in 2005 and 2004. However, revenues from modern coin submissions, on which we earn a lower average service fee than for vintage coin submissions, accounted for a higher proportion of the coins authenticated and graded in 2005, than in 2004. As a result, in 2005, the increase in the number of coins authenticated and graded was greater than the increase in the net revenues attributable to coin submissions.

Gross Profit. Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. Cost of authentication and grading revenues, primarily consist of labor to authenticate and grade collectibles, production costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services, and printing and other direct costs. In fiscal year 2006, our costs of revenues included stock-based compensation, earned by employees in our authentication and grading division, which was required to be recognized in accordance with SFAS No. 123(R), beginning in fiscal 2006. Stock based compensation was not required to be recognized in fiscal years prior to 2006.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2006	2005	2004
Gross profit	$22,024	$21,368	$16,098
Gross profit margin	59.7%	63.6%	60.9%

The decline in our gross profit margin from 63.6% in 2005 to 59.7% in fiscal year 2006, was primarily attributable to (i) a modest decline in the average service fees for coins due to the mix of services provided in the periods; (ii) increased coin grader-related compensation costs of $410,000 (which is net of a $194,000 credit for the reversal of a long-term compensation accrual for a former employer due to termination of his employment) in fiscal year 2006, as a result of an increase in the number of graders and the implementation of a more fixed-rate compensation plan: (iii) a change in the mix of collectibles and high value assets graded to a lower proportion of coins, on which we realize higher margins than on authentication and grading of other collectibles; and (iv) stock-based compensation expense of $302,000 for fiscal year 2006, recorded as required by SFAS No. 123(R). Coin revenues represented approximately 65% of total net revenues in fiscal 2006, compared to approximately 69% of total net revenues, in fiscal 2005.

The increase in the gross profit margin in 2005, as compared to 2004, was primarily attributable to (i) increases of 30% in coin authentication and grading revenues, on which we realize higher margins than on authentication and grading submissions of sportscards and other collectibles; (ii) the increases in net revenues (described above), which caused the fixed elements of our costs of revenues to represent a lower percentage of total revenues than in 2004; and (iii) increases, as compared to 2004, in sales of website advertising, for which the cost of sales were minimal.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2006	2005	2004
Selling and marketing expenses	$4,918	$3,534	$3,165
As a percentage of net revenues	13.4%	10.5%	12.0%

The increase of $1,384,000 in selling and marketing expenses in fiscal year 2006, compared to fiscal year 2005 were primarily attributable to (i) costs of approximately $850,000 (of which approximately $600,000 related to our diamond grading business), incurred in fiscal 2006 in connection with the launch of the Company’s currency grading division and the commencement of marketing programs for the businesses that we acquired in the first six months of fiscal year 2006 and the launch of the Company’s currency grading division; (ii) increased collectibles trade-show expenses of approximately $330,000 incurred in fiscal 2006 due to the Company participating in more trade shows in fiscal 2006, and focusing more resources on our trade show programs (at which we are able to generate higher average service fees due to the faster turnaround times demanded by dealers and collectors attending those shows); (iii) increased advertising and promotional expenses of approximately $220,000 incurred in fiscal 2006, including promotional costs associated with the Company’s First Strike program; and (iv) increases in personnel costs in our customer service departments.

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

General and Administrative Expenses. General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting, information technology personnel, facilities management costs and other miscellaneous expenses. In fiscal 2006, G&A expenses also included stock-based compensation required to be recognized in accordance with SFAS No. 123 (R), effective July 1, 2005.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2006	2005	2004
General & administrative expenses	$13,337	$10,367	$8,664
As a percentage of net revenues	36.1%	30.9%	32.7.	%

The increase in general and administrative expenses of $2,970,000 in fiscal 2006 were primarily attributable to general and administrative expenses incurred in connection with the acquisition and integration in our operations of the newly acquired businesses, investment in infrastructure to support the growth of our businesses, litigation costs, audit and Sarbanes-Oxley compliance costs and stock-based compensation costs (arising from the adoption of SFAS 123(R)). The increased costs associated with the acquired businesses were approximately $1,000,000, which included business transition and intangible amortization costs of approximately $340,000. We also incurred approximately $290,000 in connection with the implementation of our business acquisition and expansion program in fiscal 2006. The increased infrastructure costs of approximately $630,000 in fiscal 2006 included investments in information technology systems and one-time space-related costs to support the growth of our businesses. Litigation costs were approximately $190,000 higher in fiscal 2006 than in fiscal 2005, primarily attributable to the costs of the trial in the Miller lawsuit that took place in the second quarter of fiscal 2006. Increased audit, Sarbanes- Oxley and tax compliance costs of approximately $400,000, were incurred primarily in the first and fourth quarters of fiscal 2006. Stock-based compensation costs recognized pursuant to SFAS 123(R) and included in general and administrative expenses for fiscal 2006 were $367,000.

Although, in 2005, G&A expenses increased by $1,703,000, as compared to 2004, such expenses did not increase at the same rate as did net revenues, due primarily to improvements in operating efficiencies and staff reductions we were able to make as a result of the disposition of our collectibles sales businesses. Therefore, as a percentage of net revenues, G&A expenses declined to 30.8% in 2005 from 32.7% for 2004. In dollar terms, the larger value components of the increases in G&A expenses in 2005, compared to 2004, consisted primarily of (i) increases of approximately $320,000 in legal fees, including fees incurred on litigation matters, such as the Real Legends lawsuit (discussed below); (ii) approximately $185,000 of costs incurred in connection with the launch of our new currency grading service during 2005; (iii) consulting fees and audit costs of approximately $400,000 incurred in connection with the documentation and testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act 2002; (iv) new business development personnel and outside consulting costs of $263,000 incurred to develop and maintain our knowledge base in coins and to identify and analyze acquisition opportunities, and (v) general expenses and infrastructure costs incurred to support the increased volume of business that we conducted in 2005, as compared with 2004.

Settlement of Lawsuit

	Fiscal Year Ended June 30, (Dollars in thousands)
	2006	2005	2004
Settlement of lawsuit	$-	$500	$-
As a percentage of net revenues	-	1.5%	-

As previously reported, in January 2005, without any admission of wrongdoing, we settled a legal action brought by Real Legends, Inc., a seller of sports cards against When It Was a Game (“WIWAG”), a sports card dealer, and against us as a co-defendant. Pursuant to the settlement terms, all of the claims asserted against the Company by plaintiff were settled and plaintiff terminated the litigation, with prejudice, and we paid plaintiff $600,000, of which $100,000 was reimbursed to us by one of our insurers. As a result, the net cost to us of the settlement in 2005 was $500,000, or 1.5% of our net revenues.

Stock-Based Compensation

In accordance with SFAS No. 123(R) - Share-Based Payment which, in the Company’s case, became effective as of July 1, 2005, we recognized stock-based compensation of $670,000 during fiscal 2006. That stock-based compensation was attributable to the following:

Year Ended June 30,
2006
Cost of revenues	$302,000
Selling and marketing expenses	1,000
General and administrative expenses	367,000
$670,000

Prior to the adoption of SFAS No 123(R), we accounted for stock-based compensation in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had disclosed, in the notes to our financial statements, pro forma net earnings and pro forma net earnings per share as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS No. 123 Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in fiscal 2006 include: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on their respective grant date fair values estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation cost for all share-based awards granted subsequent to June 30, 2005, based on their respective grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated and the Company will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share for periods ended prior to July 1, 2005 in the footnotes to its financial statements. However, we became aware of an error in the determination of the proforma expense in years prior to adoption, as it relates to our estimate of the expected term assumption. Therefore, the fiscal year 2005 proforma expense has been restated as disclosed in note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

There were no modifications made to outstanding stock options prior to the adoption of SFAS No. 123(R).

We will also continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the three years ended June 30, 2006.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

For purposes of SFAS No. 123(R), the Company calculates stock-based compensation by estimating the fair value of each stock option using the Black-Scholes option valuation model and various assumptions that are described in note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For fiscal 2006, stock-based compensation consisted of compensation costs attributable to options granted in prior years that were outstanding but were not fully vested as of July 1, 2005, the effective date of SFAS No. 123(R), and compensation costs for options that were granted during fiscal 2006, prorated from their respective grant dates to June 30, 2006. Compensation costs, as determined, were adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of approximately 42,000 shares of our common stock were granted to employees during fiscal 2006.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 10.5% per annum.

During the fourth quarter of fiscal 2006, we increased the forfeiture rate from 4% to 10.5% per annum based on estimates of future forfeitures over the remaining term of unvested options at June 30, 2006 and the correction of an error in our earlier estimate as more fully disclosed in note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

A total of $1,691,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2006. Based on the assumption that the forfeiture rate will remain at 10.5% per annum, for the remaining vesting periods, that amount will be recognized as compensation expense as follows:

Year Ending June 30,	Amount
2007	$684,000
2008	635,000
2009	341,000
2010	31,000
Total	$1,691,000

However, these amounts do not include the cost of any additional stock based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s compensation award forfeiture rate.

Interest Income, Net

Interest income is generated on cash balances that we invested, primarily in highly liquid money market accounts, short-term bank certificates of deposit, auction rate securities and commercial paper instruments.

	Fiscal Year Ended June 30 (Dollars in thousands)
	2006	2005	2004
Interest income, net	$2,346,000	$906,000	$135,000
Percent of net revenue	6.3%	2.7%	0.5%

Interest income, net totaled $2,346,000 in fiscal year 2006, compared with $906,000 in fiscal year 2005, which was primarily attributable to increases in our average cash, cash equivalents and short-term investment balances during fiscal 2006 and, to a lesser extent, increased interest rates during fiscal 2006. The increase in the average cash and cash equivalent and short-term investment balances were attributable to (i) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of fiscal 2005, which generated net proceeds to us of $35,657,000; and (ii) cash generated from the disposition of our collectibles sales businesses; and (iii) cash generated by operations, reduced by cash expended for business acquisition in fiscal year 2006. Interest income, net was $906,000 in 2005, compared to $135,000 in fiscal 2004. The increase in interest income in 2005, compared to 2004, resulted primarily from the same factors as indicated above.

Provision for Income Taxes

	Fiscal Year Ended June 30 (Dollars in thousands)
	2006	2005	2004
Provision for income taxes	$2,733,000	$3,141,000	$1,581,000

Income tax expense recorded in fiscal 2006 was calculated based on our expected combined federal and state effective income tax rates of approximately 45% for the fiscal year 2006, compared with 40% for the fiscal year 2005. The increase in the effective tax rate to 45% in fiscal 2006 reflects increased permanent differences between the Company’s income for book purposes and for tax purposes due primarily to the non-deductibility of compensation costs on incentive stock options.

The provision made for income taxes in fiscal 2005 and 2004 were calculated on the basis of our expected federal and state effective income tax rates for those years.

Discontinued Operations

	Fiscal Year Ended June 30 (Dollars in thousands)
	2006	2005	2004
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$296,000	$60,000	$(1,068,000)

As a result of our decision in fiscal 2004 to dispose of our collectibles sales businesses, in accordance with SFAS No. 144 the assets and related liabilities of those businesses have been classified as held for sale and their related operating results for fiscal years 2006, 2005 and 2004 have been classified as discontinued operations in the consolidated financial statements included in this Annual Report. The income (loss) from discontinued operations includes (i) the losses from the operations of our discontinued collectibles sales businesses through the respective dates on which they were disposed of in fiscal 2004; and (ii) the losses or gains recognized on the sales of those businesses and the disposition of those assets (consisting primarily of inventories and accounts receivables) that we retained; and (iii) for fiscal 2006 the results of CTP from September 2, 2005 to November 30, 2005 (the date of its disposition). Other than fiscal 2004, when the collectible sales businesses were sold, the gain on disposal of those businesses related to additional consideration on the sales of those businesses that became determinable in fiscal 2005 and 2006, as the terms of the sale of some of those businesses included provision for future consideration based on the performance of such businesses for a period of time subsequent to their sales.

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2004 and ending on June 30, 2006. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The consolidated financial information set forth below includes all adjustments, (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. These operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods.

Revenues in the second quarter of fiscal 2006 were 7% lower than the revenues for the second quarter of fiscal 2005, due primarily to lower coin submissions from one of our largest customers due to a serious illness that occurred in the fourth quarter of fiscal 2005, which resulted in a reduction in revenues earned from that customer in the second quarter and fiscal 2006.

The increase in revenues of 12% and 25% in the third and fourth quarters of fiscal 2006, compared to the corresponding periods of the prior year, reflect the continued success of the Company’s First Strike program, which, in fiscal year 2006, generated revenues in both the third and fourth quarters, compared with primarily the third quarter of fiscal 2005. In addition, in fiscal 2006, the Company benefited from revenues from new businesses that we did not own or operate for the full fiscal year 2005.

With respect to the sales and marketing costs in our diamond grading business, approximately $240,000 was associated with the initial re-launch and re-positioning of the company at the major trade show of the year in early June 2006 which we do not expect to repeat. Along with the newly acquired American Gemological Laboratories (AGL), an authentication and grading service in colored gemstones, our aggregate expenditures for sales and marketing will continue at approximately current levels associated with the jewelry division for at least the first three quarters of fiscal 2007 as we communicate our new services as part of our strategy to increase market share. Because of the similar distribution channels for GCAL and AGL, and even though AGL is adding new services which will require marketing expenditures, we do not anticipate increases above current levels since many of the expenditures are expected in the same trade publications, the same trade shows and in other related promotional activities. Since we expect revenues to increase at GCAL and AGL, we also expect that the percentage of revenue associated with sales and marketing expenses will decline.

With respect to the general and administrative expense incurred by our GCAL diamond grading business, approximately $140,000 was associated with legal and consulting expenses related to the initial integration, in part related to legal expenses to support some of the new proprietary services and programs introduced by GCAL during the term such as Source Veritas. Along with the newly acquired colored gemstone grading business of AGL, we expect the integration expenses for software, systems and legal expenses to continue at approximately current levels associated with the jewelry division for at least the first three quarters of 2007 as we complete the integration of GCAL and initiate and complete the integration of AGL. Since we expect revenues to increase at GCAL and AGL, we also expect that the percentage of revenue associated with their general and administrative expenses will decline.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2004	Dec. 31, 2004	Mar. 31 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31 2006	June 30, 2006 (1)
Statement of Operations Data:
Net revenues	$8,195	$7,982	$8,955	$8,475	$8,825	$7,447	$10,022	$10,620
Cost of revenues	2,826	2,998	3,263	3,152	3,372	3,118	4,088	4,312
Gross profit	5,369	4,984	5,692	5,323	5,453	4,329	5,934	6,308
SG&A expenses	3,244	3,040	3,464	4,153	4,310	3,944	4,632	5,369
Settlement of lawsuit	-	500	-	-	-	-	-	-
Operating income	2,125	1,444	2,228	1,170	1,143	385	1,302	939
Interest and other income, net	64	112	225	531	550	616	596	606
Income before income taxes	2,189	1,556	2,453	1,701	1,693	1,001	1,898	1,545
Provision (benefit) for income taxes	878	628	981	654	714	447	804	768
Income from continuing operations	1,311	928	1,472	1,047	979	554	1,094	777
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(69)	(7)	(3)	139	(12)	181	-	127
Net income	$1,242	$921	$1,469	$1,186	$967	$735	$1,094	$904
Net income per basic share:
Income from continuing operations	$0.21	$0.15	$0.21	$0.12	$0.11	$0.07	$0.13	$0.09
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	-	-	0.02	-	0.02	-	0.02
Net income	$0.20	$0.15	$0.21	$0.14	$0.11	$0.09	$0.13	$0.11

Net income per diluted share:
Income from continuing operations	$0.20	$0.14	$0.19	$0.12	$0.11	$0.06	$0.12	$0.09
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	-	-	0.01	-	0.02	-	0.01
Net income	$0.19	$0.14	$0.19	$0.13	$0.11	$0.08	$0.12	$0.10

Weighted average shares outstanding
Basic	6,214	6,242	7,113	8,479	8,486	8,488	8,485	8,433
Diluted	6,569	6,695	7,571	8,902	8,806	8,803	8,822	8,750

(1)   During the fourth quarter of 2006, the Company determined that assumptions used in the Black-Scholes option pricing model related principally to the expected term of an option and the forfeiture rate used in the determination of stock-based compensation expense during fiscal 2006 were incorrect. We determined that the stock-based compensation expense recognized during the interim periods of 2006 was understated by approximately $35,000 in each of the first three quarters of 2006, or approximately $105,000 for the nine month period ended March 31, 2006. We also determined that the understatement of expense in each of the interim periods of 2006 was immaterial to each quarter, and, accordingly, in the fourth quarter of 2006, we recorded a correcting adjustment of $105,000 to stock-based compensation expense, or approximately $0.01 per diluted share. Accordingly, this adjustment is reflected in cost of revenues ($47,000) and selling, general and administrative expense ($58,000). See notes 2 and 17 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

	Quarters Ended (In thousands)
	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006
Selected Operating Data:
Units authenticated or graded
Coins	371	421	449	429	395	357	474	563
Sportscards	265	253	283	283	283	275	315	326
Autographs	22	17	15	23	55	34	45	47
Stamps	5	7	7	7	9	7	10	12
Currency	-	-	-	3	9	5	9	6
Diamonds	-	-	-	-	-	1	1	3
Total	663	698	754	745	751	679	854	957

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $52,110,000, as compared to $65,439,000 at June 30, 2005.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. Additionally, our authentication and grading services have, and in the future we expect that they will, provide us with relatively stable and predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of a decline in authentication and grading submissions, we have the ability to reduce our variable operating costs to offset, at least partially, the impact on our cash flows of such a decline.

Due to the Company having utilized its net operating losses for federal tax purposes by March 31, 2006, the Company was required to make federal tax payments on its estimated taxable income in the fourth quarter of fiscal 2006. The Company continues to have losses and tax credits available for state income tax purposes.

During fiscal 2006, operating activities of our continuing operations provided net cash of $7,593,000, compared with $7,447,000 generated in fiscal 2005.

Investing activities used net cash of $18,253,000 during fiscal 2006, primarily to fund (i) $14,582,000 used to fund the purchases of the businesses we acquired during the fiscal year 2006; and (ii) net advances of $2,253,000 that we made under our Dealer Financing Program conducted by our wholly owned subsidiary, Collectors Finance Corporation, and (iii) capital expenditures of $1,366,000, primarily for the purchase of fixed assets.

In fiscal 2006, financing activities used net cash of $3,059,000, including cash of $2,628,000 used to repurchase the Company’s common stock under the Company’s Stock Buyback Program (see below) and $674,000 used to pay cash dividends to stockholders (see below), partially offset by proceeds of $243,000 from the exercise of employee stock options.

Bank Line of Credit. In fiscal 2005 we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin dealers. All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those loans, in June 2005 CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years ending in June 2007, bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are secured by the loan receivables due CFC. There were no borrowings outstanding under that line of credit at June 30, 2006.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year. The Company was in compliance with all of these covenants at June 30, 2006 and received the required consents from the lender for the purchase of the Gemprint business, the repurchase of the Company’s common stock, and the payment of dividends during fiscal 2006.

Outstanding Financial Obligations. We had the following outstanding obligations under operating leases, net of sublease income at June 30, 2006 for years ending June 30:

2007	$1,410,000
2008	1,594,000
2009	1,585,000
2010	840,000
2011	393,000
Thereafter	1,756,000
$7,578,000

With the exception of these obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or long-term purchase obligations. In the event that CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, as noted above, there were no borrowings outstanding under this line of credit at June 30, 2006.

Stock Buyback Program. In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. During fiscal year 2006, the Company repurchased a total of 181,851 shares of its common stock for an aggregate purchase price of approximately $2,628,000 (which includes transaction costs of approximately $10,000). Additional information regarding these share repurchases is set forth in Item 5 of Part II of this Annual Report.

Dividends. On May 31, 2006, the Board of Directors adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. To date, the Board of Directors has declared the following quarterly cash dividends under this policy.

Declaration Date	Record Date	Dividend Payment Date
May 31, 2006	June 14, 2006	June 28, 2006
August 15, 2006	August 29, 2006	September 12, 2006

The declaration of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the amount of the quarterly cash dividend will not be reduced, or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends, in the future.

We plan to use our cash resources to (i) expand our existing and implement new marketing programs; (ii) introduce new services for our customers; (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses; (iv) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive; (v) continue paying dividends to our stockholders, as determined by the Board of Directors; and (vi) fund working capital requirements, and for other corporate purposes. Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 31, 2006. We do not expect the adoption of Interpretation 48 to have a material impact on our financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2006, we had $52,110,000 in cash and cash equivalents, primarily invested in money market funds. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their consolidated operations and their consolidated cash flows for each of the two years ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based employee compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Collectors Universe, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2006, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Collectors Universe, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Collectors Universe, Inc. and subsidiaries (the Company) for the year ended June 30, 2004. Our audit also included the financial statement schedule listed in the index in Part IV, Item 15(A) (2) for the year ended June 30, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Collectors Universe, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended June 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 23, 2004

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$52,110	$65,439
Accounts receivable, net of allowance of $37 in 2006 and $38 in 2005	1,753	1,508
Inventories, net	437	436
Prepaid expenses and other current assets	1,010	1,102
Customer notes receivable, net of allowance of $16 in 2006 and $0 in 2005	3,797	1,560
Deferred income taxes	1,414	2,854
Receivables from sale of net assets of discontinued operations	196	63
Current assets of discontinued operations held for sale	83	365
Total current assets	60,800	73,327

Property and equipment, net	1,897	857
Goodwill	9,799	-
Intangible assets, net	4,674	79
Note receivable from sale of discontinued operation	321	-
Deferred income taxes	342	1,051
Other assets	388	174
Non-current assets of discontinued operations held for sale	-	46
	$78,221	$75,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$907	$753
Accrued liabilities	2,043	1,563
Accrued compensation and benefits	1,075	1,069
Income taxes payable	496	-
Deferred revenue	1,384	1,001
Current liabilities of discontinued operations held for sale	8	27
Total current liabilities	5,913	4,413

Deferred rent	402	386
Other long-term liabilities	-	169
Commitments and contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
Shares issued: 8,475 in 2006 and 8,610 in 2005;
Shares outstanding (net of treasury stock): 8,350 in 2006 and 8,485 in 2005	8	9
Additional paid-in capital	76,909	78,594
Accumulated deficit	(3,990)	(7,016)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders’ equity	71,906	70,566
	$78,221	$75,534

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2006	2005	2004
Net revenues:
Grading, authentication and related services	$36,914	$33,607	$26,420
Cost of revenues:
Cost of grading, authentication and related services	14,890	12,239	10,322
Gross profit	22,024	21,368	16,098
Operating expenses:
Selling and marketing expenses	4,918	3,534	3,165
General and administrative expenses	13,337	10,367	8,664
Settlement of lawsuit	-	500	-
Total operating expenses	18,255	14,401	11,829
Operating income	3,769	6,967	4,269
Interest income, net	2,346	906	135
Other income (expense), net	22	26	(25)
Income before provision for income taxes	6,137	7,899	4,379
Provision for income taxes	2,733	3,141	1,581
Income from continuing operations	3,404	4,758	2,798
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	296	60	(1,068)
Net income	$3,700	$4,818	$1,730

Net income per basic share:
Income from continuing operations	$0.40	$0.68	$0.45
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.04	0.01	(0.17)
Net income	$0.44	$0.69	$0.28

Net income per diluted share:
Income from continuing operations	$0.39	$0.64	$0.44
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.01	(0.17)
Net income	$0.42	$0.65	$0.27
Weighted average shares outstanding:
Basic	8,473	7,013	6,170
Diluted	8,782	7,452	6,463

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

Balance at June 30, 2003	6,255	$6	$40,898	$(13,564)	(125)	$(1,021)	$26,319
Exercise of stock options	204	-	883	-	-	-	883
Tax benefit on exercise of stock options	-	-	342	-	-	-	342
Issuances of stock under stock purchase plan and related compensation expense	12	-	92	-	-	-	92
Net income	-	-	-	1,730	-	-	1,730
Cancellation of stock issued to a former officer	(133)	-	-	-	-	-	-
Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366

Issuance of common stock in public offering (net of expenses)	2,196	2	35,655	-	-	-	35,657
Exercise of stock options	71	1	283	-	-	-	284
Tax benefit on exercise of stock options	-	-	338	-	-	-	338
Issuances of stock under stock purchase plan and related compensation expense	5	-	103	-	-	-	103
Net income	-	-	-	4,818	-	-	4,818
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566

Exercise of stock options	47	-	243	-	-	-	243
Stock compensation expenses	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid ($0.08 per share)	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	$8	$76,909	$(3,990)	(125)	$(1,021)	$71,906

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,700	$4,818	$1,730
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	919	443	647
Stock-based compensation expense	670	33	50
Tax benefit from exercise of stock options	29	338	342
Loss on termination of sublease	83	-	-
Discontinued operations	(296)	(60)	1,068
Provision for bad debts and returns	55	38	31
Provision for inventory write-down	72	-	53
(Gain) loss on sale of property and equipment	8	(10)	25
Deferred income taxes	1,853	2,474	1,154
Changes in operating assets and liabilities:
Accounts receivable	(115)	(756)	(367)
Inventories	(73)	16	(325)
Prepaid expenses and other	(63)	(321)	(143)
Refundable income taxes	-	13	1,170
Other assets	(278)	(88)	29
Accounts payable and accrued liabilities	403	510	(350)
Accrued compensation and benefits	(164)	133	446
Income taxes payable	496	-	(14)
Deferred revenue	278	(224)	448
Deferred rent	16	(15)	10
Other long-term liabilities	-	105	64
Net cash provided by operating activities	7,593	7,447	6,068
Net cash provided by operating activities of discontinued businesses	390	784	8,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	8	11	83
Capital expenditures	(1,366)	(256)	(538)
Purchase of businesses, net of cash acquired	(14,582)	-	-
Advances on customer notes receivable	(4,283)	(6,078)	-
Proceeds from collection of customer notes receivable	2,030	4,518	-
Capitalized software	(421)	-	-
Cash received from sale of net assets of discontinued operations	361	1,548	2,307
Net cash provided by (used in) investing activities	(18,253)	(257)	1,852

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	-	70	60
Proceeds from sale of common stock, net	-	35,657	-
Proceeds from exercise of stock options	243	284	864
Payments for retirement of common stock	(2,628)	-	-
Dividends paid to common stockholders	(674)	-	-
Net cash provided by (used in) financing activities	(3,059)	36,011	924

Net increase (decrease) in cash and cash equivalents	(13,329)	43,985	16,972
Cash and cash equivalents at beginning of year	65,439	21,454	4,482
Cash and cash equivalents at end of year	$52,110	$65,439	$21,454

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended June 30,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$624	$213	$14
Interest paid	$16	$3	$2

Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$515	$-	$-
Purchase price	$515	$-	$-

Effective September 2, 2005, the Company acquired Certified Coin Exchange (CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(41)	$-	$-
Deferred taxes recognized at acquisition	(296)	-	-
Intangible assets	947	-	-
Fair value of computertradingpost.com, Inc., including net assets	600	-	-
Goodwill	1,117	-	-
Purchase price, net of $50 cash acquired	$2,327	$-	$-

Effective November 8, 2005, the Company acquired Gem Certification and Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	$119	$-	$-
Intangible assets	53	-	-
Goodwill	3,068	-	-
Purchase price, net of $28 cash acquired	$3,240	$-	$-

Effective December 22, 2005, the Company acquired the business of Gemprint Corporation in a transaction summarized as follows:
Fair value of net assets acquired	$40	$-	$-
Intangible assets	3,444	-	-
Goodwill	5,099	-	-
Purchase price	$8,583	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
During 2004, in connection with the divestiture of the Company’s collectibles auctions and direct sales businesses, the Company sold such businesses for gross proceeds of approximately $2,874,000, of which $2,307,000 and $544,000 were received in 2004 and 2005, respectively. The balance of $23,000 is included as part of the receivables from the sale of discontinued operations in the accompanying balance sheet at June 30, 2005.

In connection with the sale of CTP in November, 2005, the Company received a note receivable of $458,000.

The Company realized a gain of $104,000 in fiscal 2006 related to the on-going disposal of one of its collectible sales businesses, which proceeds were received subsequent to June 30, 2006 (see note 4).

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Nature of Business

Organization

Collectors Universe, Inc. (“We,” “us,” the “Company” or “Collectors Universe”) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (“PCGS”) to acquire other businesses that, like PCGS, would provide services to the collectibles markets. On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS. As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS. Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations. The assets and liabilities acquired were recorded at the PCGS’ basis as the transaction represented a transfer of assets and liabilities between entities under common control.

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. (“Lyn Knight”) and Kingswood Coin Auctions, LLC (“Kingswood”) and the minority ownership interests in Superior Sportscard Auctions, LLC (“Superior”) and Internet Universe, LLC (“IU”), both of which were majority-owned subsidiaries of PCGS at the time these acquisitions were consummated. See note 4, Discontinued Operations.

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

In fiscal 2006, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.2 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$3.0 million
Gemprint Corporation	December 22, 2005	$7.5 million

Nature of the Business

We are a collectibles company engaged in the provision of authentication, grading and related services for high-value collectibles and other high value assets. We provide authentication and grading services for rare collectibles, consisting of coins, vintage U.S. paper currency, sportscards, stamps, sports memorabilia and autographs, and for diamonds and colored gemstones. We also publish magazines that provide market prices and information for certain collectibles and high value assets, operate the CCE subscription business and sell advertising on our websites and in those magazines.

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

On December 4, 2003, our Board of Directors adopted a plan to focus the Company’s financial and management resources and collectibles expertise, on the operations and growth of its authentication and grading businesses, by divesting the collectibles auctions and direct sales businesses comprising its collectibles sales segment. As a result, in the accompanying consolidated financial statements, the assets and related liabilities of the collectibles sales segment have been classified as held for sale and the related operating results have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (see note 4).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its owned subsidiaries, all of which are 100% owned by the Company. At June 30, 2006, such operating subsidiaries were Professional Coin Grading Services, Inc., Collectors Finance Corporation, Certified Asset Exchange, Inc., and Gem Certification and Assurance Lab, Inc. In 2004, the Company disposed of the businesses comprising its collectibles sales segment and, accordingly, the assets and liabilities of those businesses have been classified as held for sale and their related operating results (including the gains or losses recognized on the sales of those businesses) have been classified as discontinued operations. See note 4.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. At June 30, 2006, cash and cash equivalents included approximately $51,000,000 of trading securities, primarily comprising money market-account balances. However, such cash and cash equivalents may also, at times, include high quality commercial paper issued by U.S. or foreign companies and bank certificates of deposit, which were included in cash and cash equivalents at June 30, 2005. The minimum credit quality of the portfolio of trading securities must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities are carried at market value in the accompanying consolidated balance sheet at June 30, 2006. Unrealized gains on such trading securities were approximately $0 and $106,000 at June 30, 2006 and 2005.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2006 consist primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances. Through September 30, 2004, the Company had invested its excess cash in a large uninsured institutional money market fund. In September 2004, the Company adopted a policy to invest its excess cash in a portfolio of high quality U.S. dollar-denominated money market type or similar securities, and appointed a new portfolio manager. At June 30, 2006 and 2005, the Company’s excess funds of approximately $51,000,000 and $60,000,000, respectively, were primarily invested in certificates of deposit, in a money market fund, and in high quality commercial paper. In addition, at June 30, 2006, the Company had approximately $600,000 in a non-interest bearing bank account for general day-to-day operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts Receivable. A substantial portion of accounts receivable is due from collectibles dealers. At June 30, 2006 and 2005, accounts receivable from two and one customers represented 31% and 46%, respectively, of the Company’s total gross accounts receivable balances. We perform an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances. Based on such review, we establish an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $37,000 and $38,000 at June 30, 2006 and June 30, 2005, respectively.

Customers. The authentication and grading of collectible coins accounted for approximately 65%, 69% and 66% of our net revenues for the years ended June 30, 2006, 2005 and 2004, respectively.

Customer Notes Receivable. During the year ended June 30, 2006, we made short term advances, in an aggregate principal amount of $4,283,000 to collectibles dealers and collectors who are customers, and recorded aggregate cash collections of $2,030,000. We perform an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due notes and economic conditions or trends that may offset the ability of the debtor to pay their customer notes receivable balances, including the adequacy of the collateral received to secure such balances. At June 30, 2006, we recorded an allowance for uncollectible customer notes receivable of $16,000 reflecting a deficiency of collateral value for one customer.

Suppliers. We purchase injection-molded parts, holograms and printed labels for our grading services. There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company. However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part. The manufacture of high precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although, we do not have back-up dies for some of our high volume injection-molded parts and we rely on one supplier for these requirements, we believe that this supplier maintains a large enough inventory of the injection-molded parts to allow time for us to have new molds manufactured for us by other suppliers.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, customer notes receivable, receivables from sale of net assets of discontinued operations, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying value of the note receivable related to the sale of a discontinued operation approximates fair value, as the interest rate on such note approximates an amount that would be extended to parties with similar credit risk and remaining maturities.

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses. We account for those collectibles inventories under the specific identification method. Inventories are valued at the lower of cost or market. Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary. The allowance for inventory loss was $106,000 and $34,000 at June 30, 2006 and 2005, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property, equipment or amortizable intangible assets, then management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The fair value would be estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No long-lived asset impairments were identified at June 30, 2006 or 2005.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, stamps and diamonds (which the Company began grading in the second quarter of 2006). Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property are recorded as costs of revenues, net of amounts received from such customers.

Cooperative Marketing Arrangements

In accordance with EITF 01-09, Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products), marketing allowances given to a customer have been classified as a reduction of revenues in the year ended June 30, 2006.

Warranty Costs

We offer a warranty covering most of the collectibles we authenticate and grade. Under the warranty, if any coin, sportscard, stamp or currency note that was previously graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or higher-value asset, or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-evident clear plastic holder in which it was placed at the time we last graded it or shows signs of tampering. We also offer a similar warranty, of one year’s duration and subject to certain limitations, covering the diamonds that we authenticate and grade. We accrue for estimated warranty costs based on historical trends and related experience.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $620,000, $260,000 and $149,000 in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Capitalized Software

At June 30, 2006, the Company capitalized approximately $421,000 as capitalized software in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. During fiscal 2006, the Company recorded approximately $11,000 as amortization expense for certain projects that were completed. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Stock-Based Compensation

At June 30, 2006, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for fiscal years prior to June 30, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the fiscal year ended June 30, 2006 and in subsequent fiscal years includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. However, we became aware of an error in the determination of the proforma expense in years prior to adoption, as it relates to our estimate of the expected term of the outstanding options. Therefore, the fiscal year 2005 proforma expense has been restated as disclosed in note 2 below.

Since stock-based compensation expense recognized in the statement of operations for the fiscal year ended June 30, 2006 is based on awards expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At June 30, 2006, the annual forfeiture rate is estimated to be 10.5%.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of the fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the expected term of the option, the dividend yield and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value also may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the remaining vesting period of the option as of the adoption date of July 1, 2005.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and six months for director awards, although awards are sometimes granted with immediate vesting.

The weighted-average grant date fair value of employee stock options granted during the fiscal year ended June 30, 2006 was $6.57, using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield	2.3%	-	-
Expected volatility	58%	62%	68%
Risk-free interest rate	4.7%	3.5%	3.65%
Expected lives	5.1 years	4.1 years	5.5 years

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s net income before income taxes for the fiscal year ended June 30, 2006 was $670,000 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Of the $670,000 of such compensation expense that was recognized in the accompanying consolidated statement of operations for the year ended June 30, 2006, $302,000 was recorded as a cost of revenues, $1,000 as selling and marketing expenses, and $367,000 as general and administrative expenses. Basic and diluted net income per share for the fiscal year ended June 30, 2006 would have been $0.51 and $0.49, respectively, if the Company had not adopted SFAS No. 123 (R), compared to reported basic and diluted net income per share of $0.44 and $0.42, respectively.

During the fourth quarter of 2006, the Company reviewed its assumptions, both current and historical, regarding the assumptions that are input into the Black-Scholes option model. The expected option term and the resultant volatility percentage and the resultant risk-free rate assumptions were modified, which resulted in a correcting adjustment of compensation expense in the fourth quarter of fiscal 2006 of approximately $105,000, including the effect of the increase in the estimated forfeiture rate from 4% to 10.5%, which we believe was erroneously determined by us. The Company increased the expected term of options to a weighted average of approximately 5.0 years from a previous weighted average estimate of 2.0 years, which we believe was erroneously determined by us. After carefully assessing the effect of the $105,000 on each of the quarters in the nine months ended March 31, 2006, under the provisions of Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, and FASB Statement No.3, we determined that the prorata portion of such $105,000 was not material to those quarters and, accordingly, we have recorded the amount of $105,000 in the fourth quarter of fiscal 2006. The annual volatility percentage was reduced from approximately 75% to a range of 58% to 68%, depending on the estimated expected term of the option.

Because the Company paid its first quarterly dividend of $0.08 per common share beginning in the fourth quarter of 2006, the Company incorporated a dividend yield percentage assumption of 2.3% for stock option grants issued in 2006, based on an annualized dividend of $0.32 per share of common stock.

The total amount of compensation expense related to unvested awards not yet recognized at June 30, 2006 was $1,691,000 and, assuming no change in forfeiture rates, that amount will be recognized as compensation expense as follows:

Fiscal Year Ending June 30	Amount
2007	684,000
2008	635,000
2009	341,000
2010	31,000
Total	$1,691,000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

However, such amounts do not include the cost of new option awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no such excess tax benefits resulting from the exercise of stock options for the fiscal year ended June 30, 2006.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share for the fiscal years ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to share-based employee compensation.

	(in thousands, except per share data)	(in thousands, except per share data)
	2005 (Restated)	2004
Net income, as reported	$4,818	$1,730
Add: Stock-based compensation included in reported net income, net of tax effects	20	50
Deduct: Total stock-based compensation expense determined under fair value based method for awards, net of related tax effects (restated)	(1,068)	(435)
Pro forma net income (restated)	$3,770	$1,345

Net income per common share - basic:
As reported	$0.69	$0.28
Pro forma (restated)	$0.54	$0.22

Net income per common share - diluted:
As reported	$0.65	$0.27
Pro forma (restated)	$0.51	$0.21

In connection with our adoption of SFAS No. 123(R), we re-examined our Black-Scholes assumptions and determined the expected option term assumption was erroneously used in years prior to adoption.  The tabular presentation above includes corrections to the expected option term, from weighted average 2.0 years to 4.1 years, and the resulting change in volatility percentage and risk-free rate, from 75% to 62% and 3.6% to 3.5%, respectively, for the fiscal year ended June 30, 2005. These assumption corrections increased the pro-forma compensation expense for the fiscal year ended June 30, 2005 by $277,000 and decreased basic and diluted net income per share by $0.04 and $0.03, respectively from the previously reported amounts of $791,000, $0.58 (basic) and $0.54 (diluted) per share, respectively. We determined that there was no material impact on fiscal 2004 as a result of our correction to the prior year Black-Scholes assumptions.

Net Income Per Share

We compute net income per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities. However, options with exercise prices that exceed the average market price of the Company’s shares for the period for which the calculation of diluted net income per share is made are disregarded, because they are non-dilutive in their effect.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The following table sets forth the computation of basic and diluted net income per common share (in thousands except per share data):

	2006	2005	2004
Income from continuing operations	$3,404	$4,758	$2,798
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	296	60	(1,068)
Net income	$3,700	$4,818	$1,730

Net income per basic share:
From continuing operations	$0.40	$0.68	$0.45
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.04	0.01	(0.17)
Net income	$0.44	$0.69	$0.28

Net income per diluted share:
From continuing operations	$0.39	$0.64	$0.44
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.01	(0.17)
Net income	$0.42	$0.65	$0.27

Weighted-average shares outstanding:
Basic	8,473	7,013	6,170
Effect of dilutive shares	309	439	293
Diluted	8,782	7,452	6,463

Options and warrants to purchase approximately 689,000, 406,000 and 624,000 shares of common stock for the years ended June 30, 2006, 2005 and 2004, respectively, at exercise prices up to $24.00 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price for the respective period.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that an impairment has occurred. Management intends to formally evaluate the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. Intangible assets acquired through acquisition, which have definite lives, are subject to amortization over their remaining useful lives. During fiscal year 2006, the Company completed a number of business acquisitions which resulted in the acquisition of goodwill and intangible assets with indefinite lives, totaling $9,799,000 and $472,000, respectively. The Company also acquired $3,972,000 of intangible assets through acquisition with definite lives and capitalized $421,000 of certain software development costs, both of which are subject to amortization over their remaining useful lives (see also related discussion in note 3).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net on the balance sheets as of June 30, 2005 and 2006 in thousands of dollars:

	Coins	Diamonds	Exchange and Other	Total
Goodwill:
Balance at June 30, 2005	$-	$-	$-	$-
Acquired during FY2006:
GCAL acquisition	-	3,068	-	3,068
Gemprint acquisition	-	5,099	-	5,099
CCE acquisition	-	-	1,117	1,117
CoinFacts acquisition	515	-	-	515
Balance at June 30, 2006	$515	$8,167	$1,117	$9,799

Intangible Assets, Net

Balance at June 30, 2005	$79	$-	$-	$79
Acquired during FY2006 with indefinite lives:
GCAL acquisition	-	53	-	53
Gemprint acquisition	-	380	-	380
CCE acquisition	-	-	39	39

Acquired during FY2006 with definite lives:
Gemprint acquisition	-	3,064	-	3,064
CCE acquisition	-	-	908	908

Capitalized software costs	-	-	421	421
Less: amortization for FY2006	(50)	(132)	(88)	(270)
Balance at June 30, 2006	$29	$3,365	$1,280	$4,674

During fiscal 2005 and 2004, $21,000 and $0 were recognized as amortization expense related to intangible assets.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 31, 2006. We do not expect the adoption of Interpretation 48 to have a material impact on our financial position or results of operation.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 and 2005 financial statements to conform to the fiscal 2006 presentation.

3  Business Acquisitions

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an Internet website on which it publishes detailed proprietary information and history on U.S. Coins. The results of CoinFacts have been consolidated into our financial statements from the date of its acquisition.

On September 2, 2005, the Company acquired all of the common stock of Certified Coin Exchange (“CCE”) and all of the common stock of an affiliated business, computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,180,000. In addition, there was a provision for a working capital adjustment that was determined to be $37,000. CCE is a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins. CCE’s operating results have been consolidated into our operating results from the date of its acquisition.

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and, effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, the results of operations of CTP from the date of acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2006, and the loss on the sale of CTP is included in the gain on the sale of discontinued operations for the fiscal year ended June 30, 2006 (see note 4 below).

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”). The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to “Palmieri’s Market Monitor,” plus the assumption of $50,000 of certain transaction-related costs.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”). These assets consist primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The acquisition was consummated pursuant to an asset purchase agreement. Under that agreement, the Company paid a purchase price consisting of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.

GCAL has incorporated the Gemprint process into its GCAL business process, so that each GCAL authenticated and graded diamond can also carry a Gemprint image stored in GCAL’s registered database; thereby enabling GCAL to provide an additional measure of protection by enabling it to detect misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

The Company has performed its purchase price allocation with respect to each of these acquisitions in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill.

BUSINESS ACQUISITIONS (CONT’D)

The following table sets forth the Company’s purchase price allocation with respect to each of these acquisitions:

	(in thousands)
	CCE	Coin Facts	GCAL	Gemprint	Total
Cost of Investment:
Purchase price	$2,217	$500	$3,000	$7,500	$13,217
Liabilities assumed	-	-	50	125	175
Direct costs	160	15	218	453	846
Investment banking fees	-	-	-	417	417
Lease obligation assumed	-	-	-	88	88
	2,377	515	3,268	8,583	14,743
Value Assigned to Assets and Liabilities:
Current assets	93	-	44	110	247
Fixed assets	-	-	125	50	175
Current liabilities	(38)	-	(22)	(120)	(180)
Deferred revenue	(73)	-	-	-	(73)
Assets Sold: CTP	600	-	-	-	600
Deferred taxes	(296)	-	-	-	(296)
Transition services	27	-	-	-	27
Intangible Assets with Finite Lives:
Customer list	676	-	-	-	676
Software/Technology	207	-	-	1,199	1,406
Covenants not to compete	25	-	-	-	25
Patents	-	-	-	1,865	1,865
Intangible Assets with Indefinite Lives:
Trade name and marks	39	-	53	131	223
Database	-	-	-	249	249
Excess of purchase price over fair value of net assets acquired (goodwill)	$1,117	$515	$3,068	$5,099	$9,799

Intangible assets with finite lives in the amount of $3,972,000 are being amortized over their estimated useful lives, as follows:

	CCE	Gemprint
Customer List	15 years	-
Software/Technology	2 years	7 years
Covenant not to compete	5 years	-
Patent	-	20 years

Based on these useful lives, annual amortization expense for each of the next five years will be approximately $265,000 for Gemprint. Amortization expense for CCE will be approximately $219,000, $50,000, $50,000, $50,000 and $46,000 for fiscal years 2007 - 2011, respectively.

BUSINESS ACQUISITIONS (CONT’D)

The following pro forma financial data presents the unaudited pro-forma consolidated statements of income for the Company for the fiscal years ended June 30, 2006 and 2005 based on the assumption that the Coinfacts, CCE, GCAL and Gemprint acquisitions had been consummated on July 1, 2004, rather than on the actual dates of their acquisition. These pro forma unaudited statements of operations do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2004 and are not necessarily indicative of the Company’s results of operations for any subsequent fiscal year.

	Unaudited
	Fiscal Year Ended June 30,
	(In thousands, except per share data)
	2006	2005
Revenue	$37,308	$35,358
Operating income	3,681	6,995
Interest income, net	2,346	906
Other income (expense), net	22	26
Income before provision for income taxes	6,049	7,927
Provision for income taxes	(2,693)	(3,152)
Income from continuing operations	3,356	4,775
Income from discontinued operations	309	116
Net income	$3,665	$4,891

Net income per diluted share:
Income from continuing operations	$0.38	$0.64
Income from discontinued operations	$0.04	$0.02
Net income	$0.42	$0.66

4.    Discontinued Operations

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, and to divest the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectibles sales businesses, which included the Bowers and Merena, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions, DHRC and computertradingpost.com, Inc.(“CTP”), have been classified as held for sale in the accompanying consolidated balance sheets at June 30, 2005 and 2006; and the related operating results have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2006, 2005 and 2004.

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

The consideration for the sale of those businesses was $2,500,000 in cash. We also were entitled to receive additional consideration in an amount to be determined on the basis of the sales revenues of the BK&S Divisions over the two-year period following February 19, 2004. We recorded a pre-tax gain of $1,872,000 on the sale of the BK&S Divisions in the year ended June 30, 2004. We were entitled to recognize any additional consideration in future periods as and to the extent the amounts became determinable. However, there were no additional amounts received and determinable in fiscal 2005 or 2006.

DISCONTINUED OPERATIONS (CONT’D)

In furtherance of our strategy to focus our business on the provision of value added collectibles services and to dispose of the collectibles sales businesses, in March 2003 we discontinued the business of selling coins, at retail, under the name “David Hall Rare Coins” (or “DHRC”). In connection with the operation of that business, we had utilized certain intangible assets and trade secrets obtained under a license agreement from an affiliate of David Hall and Van Simmons, two of the Company’s largest stockholders and also two of its directors. In connection with the discontinuance of the DHRC business, and with the approval of the disinterested members of our Board of Directors, we terminated that license agreement. We retained the operating inventory, receivables and liabilities of DHRC at the time of the termination of the license and discontinuance of that business. By June 30, 2005, we had disposed of the remaining net assets and liabilities of this business.

In the fourth quarter of 2004, we disposed of our Odyssey related auction and publications businesses for $190,000 cash, of which $130,000 was paid at the time of sale and the remaining $60,000 was payable in eight (8) equal quarterly installments, all of which have been received by June 30, 2006. We also accrued for Odyssey’s share of the commissions it generated in a fourth quarter 2004 auction. In addition, we retained certain assets and liabilities of these businesses and we are in the process of liquidating these assets and paying down those liabilities.

On September 17, 2003, we sold certain assets of our currency auction business, operated by a wholly-owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had been president of that subsidiary and had managed that business for the Company. We retained ownership of the inventory of collectible currencies and the then outstanding accounts receivable, and Collectible Properties, Inc. assumed certain outstanding contractual obligations, of this business. The consideration received from that sale was equal to the net book value of the assets sold plus an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc. Through June 30, 2006, we recognized approximately $424,000 in fiscal 2006, $248,000 in fiscal 2005, and $127,000 in fiscal 2004, respectively, of additional consideration based on the revenues of Collectible Properties, Inc. If we receive any additional consideration, it will be recorded at the time the amount of that additional consideration becomes determinable.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, an entity affiliated with the owner of CCE. Our intent at the date of acquisition was to dispose of CTP, and we disposed of CTP in November 2005. The operating results of CTP are classified as part of discontinued operations from the date of its acquisition through the date of its disposal, and we recognized a loss of $16,000 on the disposal of CTP. As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years. We have a security interest in the assets of CTP and certain personal assets of the purchaser. At June 30, 2006, the carrying value of the note was $413,000, of which the current portion, approximately $92,000, is included as part of the current portion of receivables from sale of net assets of discontinued operations.

The operating results of the discontinued collectible sales businesses and CTP are included in the accompanying consolidated statements of operations, are as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004
Net revenues	$480	$472	$27,101

Income (loss) from operations	161	(277)	(3,468)
Gain on sale of discontinued businesses	408	202	2,245
	569	(75)	(1,223)
Income tax expense (benefit)	273	(135)	(155)
Income (loss) from discontinued operations	$296	$60	$(1,068)

DISCONTINUED OPERATIONS (CONT’D)

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying consolidated balance sheets:

	June 30,
	2006	2005
Current assets:
Accounts receivable	$10	$58
Inventories	37	189
Consignment advances	-	30
Notes receivable	36	88
	$83	$365
Non-current assets:
Notes receivable, net of current portion	-	46
	$-	$46
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	7	26
	$8	$27

5.	Inventories

Inventories consist of the following at June 30:
	(in thousands)
	2006	2005
Coins	$346	$276
Other collectibles	37	37
Grading raw materials consumable inventory	160	157
	543	470
Less inventory reserve	(106)	(34)
	$437	$436

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

6.	Customer Notes Receivable

During the fourth quarter of 2005, our wholly-owned subsidiary, Collectors Finance Corporation, implemented a Dealer Financing Program, pursuant to which it offers short term loans to collectibles dealers and customers with established credit histories that are willing to collateralize the loans with coins or other collectibles that have been authenticated and graded by us in the past or will be graded as collateral. The customers are required to repay the loan at maturity or, if sooner, on return of the coins or collectibles to them (see note 10, Line of Credit). During 2005, we made short-term cash advances to two of our largest customers, secured by certain collectible coins that the customers had submitted to us for authentication and grading. Principal reduction payments are required at the time the Company returns the authenticated and graded coins to the customer. Current advances bear interest at a rate based on the Prime Rate. The total principal amount of advances and short term loans made to customers in 2005 was $6,078,000, of which $4,518,000 had been repaid by June 30, 2005, which left a remaining unpaid balance as of that date of $1,560,000, all of which was repaid in fiscal year 2006.

During fiscal year 2006, the total principal amount of advances and short-term loans made to customers was $4,283,000 of which $470,000 was repaid by June 30, 2006, leaving a remaining unpaid balance as of that date of $3,813,000. At June 30, 2006, we provided for a $16,000 reserve for customer notes receivable reflecting a deficiency in collateral value provided by one customer, resulting in a net balance on customer notes receivable of $3,797,000 at June 30, 2006.

7.	Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2006	2005
Coins and stamp grading reference sets	$62	$62
Computer hardware and equipment	1,271	988
Computer software	972	900
Equipment	2,020	1,330
Furniture and office equipment	793	689
Leasehold improvements	607	438
Trading card reference library	52	52
	5,777	4,459
Less accumulated depreciation and amortization	(3,880)	(3,602)
Property and equipment, net	$1,897	$857

Depreciation and amortization expense relating to property and equipment for fiscal 2006, 2005 and 2004 was $486,000, $443,000 and $647,000, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	(in thousands)
	2006	2005
Warranty reserve	$710	$609
Professional fees	189	211
Other	1,144	743
	$2,043	$1,563

Warranty reserve activity and balances related to fiscal years 2006, 2005 and 2004, were as follows (in thousands):

Warranty reserve, June 30, 2003	$304
Charged to cost of revenues	646
Payments	(458)
Warranty reserve June 30, 2004	492
Charged to cost of revenues	530
Payments	(413)
Warranty reserve at June 30, 2005	609
Charged to cost of revenues	492
Payments	(391)
Warranty reserve at June 30, 2006	$710

9.	Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2006	2005	2004
Current:
Federal	$2,360	$2,738	$1,595
State	9	63	62
	2,369	2,801	1,657
Deferred:
Federal	(172)	(117)	(216)
State	536	457	140
	364	340	(76)
Total provision for income taxes	$2,733	$3,141	$1,581

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, was as follows:

	(in thousands)
	2006	2005	2004

Provision at federal statutory rates	$2,087	$2,685	$1,542
State income taxes, net	356	340	132
Other, net	290	116	(93)
	$2,733	$3,141	$1,581

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2006 and 2005, were as follows:

	(in thousands)
	2006	2005
Deferred tax assets:
Supplier compensation costs	$510	$553
Reserves	1,077	816
Goodwill and intangibles	-	136
Net operating loss carryforward	-	1,504
State credits	661	919
Other	21	63
Total deferred tax assets	2,269	3,991
Deferred tax liabilities:
Goodwill and intangibles	(408)	-
Property and equipment	(32)	(34)
Other	(73)	(52)
Total deferred tax liabilities	(513)	(86)
Net deferred tax assets	1,756	3,905
Less: Current portion	(1,414)	(2,854)
	$342	$1,051

At June 30, 2006, the Company had $1,001,000 related to California Enterprise Zone Credits. These credits have no expiration dates.

10.	Line of Credit

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

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit. At June 30, 2005, these costs were capitalized and the unamortized balance of approximately $170,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at June 30, 2006. These debt issue costs are amortized to interest expense using the effective interest method over the term of the revolving bank line of credit agreement, which is two years, ending in June 2007. On a quarterly basis, CFC incurs an unused line fee at a rate of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year. The Company was in compliance with all covenants at June 30, 2006 and received the required consents from the lender for the purchase of the Gemprint business, repurchases of the Company’s stock under the Stock Buyback Program, and the payment of dividends during 2006.

11.          Employee Benefit Plans

We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan. Eligible employees are able to defer up to the lesser of 15% of their base compensation or the statutorily prescribed annual limit.

On July 5, 2000, the Company implemented the 2000 Employee Stock Purchase Plan (the “Plan”) covering all employees who met certain eligibility requirements. The Plan, which was approved by our stockholders, permitted employees to elect, at the beginning of each six-month period (each, a “purchase period”), to authorize withholdings from payroll of up to 15% of their compensation that would be used to purchase shares of the Company’s common stock at the end of the six-month period. The Plan provided that the purchase price would be 85% of the closing price of the Company’s shares on NASDAQ on (i) the first day of the six-month period, or (ii) the last day of the six-month period, whichever price was lower. Participating employees were entitled to revoke their elections to participate in the purchase of shares at any time prior to the end of a purchase period, in which event the amounts withheld to the date of such revocation were paid to the employee, without interest. This Plan was terminated effective as of July 1, 2005.

During fiscal 2005 and 2004, we issued 5,000 and 12,000 shares of common stock, respectively, under this Plan at an average purchase price of $12.80 and $7.94, respectively.

12.    Stockholders’ Equity

Equity Offering

In March 2005, the Company completed a public offering of a total of 3,450,000 shares of its common stock, of which a total of 2,195,856 shares were sold by the Company, and the remaining shares were sold by David G. Hall and Van D. Simmons, at a public offering price of $17.50 per share. Messrs. Hall and Simmons, who founded the Company in 1986, are directors of the Company, and Mr. Hall also is the Company’s President and Chief Operating Officer. The proceeds to the Company, net of the underwriting discount and offering expenses of approximately $650,000, were approximately $35,657,000. The Company did not receive any of the proceeds from the sale of shares by Messrs. Hall and Simmons.

Dividends

On May 31, 2006, the Company announced that its Board of Directors had adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. At the same time, the Board of Directors declared the first of the quarterly cash dividends under this policy of $0.08 per share, which was paid on June 28, 2006 in the aggregate amount of $674,000 to stockholders of record on June 14, 2006.

The declaration of cash dividends in the future, pursuant to the Company’s new dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the amount of the quarterly cash dividends will not be reduced or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends in the future (see also note 18, Subsequent Events).

Stock Buyback Program

On December 6, 2005, the Company announced that its Board of Directors had approved a $10 million Stock Buyback Program. The program authorizes the Company to make up to $10,000,000 of stock purchases in the open market or private transactions, in accordance with applicable SEC rules. The Company is under no obligation to repurchase any shares under this program, and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive. During the year ended June 30, 2006, the Company repurchased and retired 182,000 shares of its common stock pursuant to this program for an aggregate purchase price totaling approximately $2,628,000 (including transaction costs). Common stock at par value and additional paid-in capital were reduced by the $2,628,000.

Treasury Stock

Pursuant to a program approved by the Board of Directors in 2000, the Company had purchased 125,000 of its shares at an average price of $8.16 per share during the period from September 25, 2000 to December 28, 2000 at an aggregate cost of $1,021,000.

Consulting Agreement

In July 1997, we granted options to an individual to purchase 133,000 shares of our common stock at an exercise price of $1.32 per share as consideration for a five-year consulting agreement that commenced on July 1, 1997. The options vested in five annual installments of 20% of the shares beginning on December 31, 1997 and continuing through December 31, 2001. The options will terminate if not exercised by June 30, 2007, and all of the options are outstanding at June 30, 2006.

STOCKHOLDERS’ EQUITY (CONT’D)

Supplier Compensation Cost

During fiscal 1999, the Company granted warrants to purchase up to an aggregate of 150,000 shares of common stock, at an exercise price of $20.00 per share, to collectible experts providing content for our websites. These warrants vested immediately and are exercisable over a ten-year term. The fair value of these warrants was expensed in fiscal 1999, and all of these warrants are outstanding at June 30, 2006.

13.	Stock Option Plans

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

The Company’s stockholders also have approved a 2003 Incentive Plan (the “2003 Plan”) and a 2005 Incentive Plan (the “2005” Plan), which authorize the grant of options, and the issuance of restricted rights, to purchase up to an aggregate of 500,000 shares and 230,000 shares, respectively, of the Company’s common stock to officers and other employees, non-employee directors and service providers of the Company and its subsidiaries.

The PCGS Plan and the 1999 Plan provide that the option exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of Directors, for incentive stock options and 85% of fair market value for nonstatutory stock options. The 2003 and 2005 Plan provides that the exercise price of all options (whether incentive or non-statutory), and the purchase price of shares issued pursuant to restricted stock purchase rights, may not be less than 100% of the fair market value of the shares subject to such options or rights (as the case may be) on the date of grant. However, the exercise price of incentive stock options granted under any of the Plans to any individual possessing 10% or more of the voting power of all classes of our stock may not be less than 110% of the fair market value of a share of common stock on the grant date. The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of our stock). In the event of a change in control of the Company, an option or award of shares under these Plans will become fully exercisable if an agreement is not reached that provides for the surviving corporation to assume such options or awards or to substitute comparable options or awards for the options and awards granted under these Plans.

STOCK OPTION PLANS (CONT’D)

The following is a summary of stock option activity for fiscal 2006, 2005 and 2004 under the PCGS Plan, the 1999 Plan, the 2003 Plan and the 2005 Plan. No rights to purchase restricted shares have been granted to date.

	(In thousands, except per share data)
	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2003	702	$2.55	-	$30.52	$8.27
Granted	405	3.79	-	13.73	11.14
Cancelled	(81)	2.79	-	30.52	8.16
Exercised	(204)	2.55	-	8.00	4.25
Options outstanding at June 30, 2004	822	2.55	-	30.52	10.56
Granted	295	11.58	-	20.10	17.09
Cancelled	(70)	3.08	-	30.52	17.70
Exercised	(71)	2.55	-	12.00	3.99
Options outstanding as June 30, 2005	976	2.55	-	24.00	12.49
Granted	42	12.90	-	14.00	13.73
Cancelled	(82)	3.08	-	20.00	15.52
Exercised	(47)	2.55	-	13.73	5.20
Options outstanding at June 30, 2006	889	$3.08	-	$24.00	$12.65

The total pre-tax intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 were $462,000, $956,000 and $796,000, respectively. Total fair value of options vested during 2006, 2005 and 2004 were $671,000, $1,372,000 and $883,000, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$ 3.08	$3.80	154	6.50	$3.36	$1,633	129	$3.37	$1,366
$ 5.28	$7.60	64	7.32	$7.48	417	64	$7.48	417
$ 8.00	$12.00	182	6.99	$10.40	651	105	$10.01	417
$ 13.24	$19.60	389	8.48	$16.05	47	178	$17.33	6
$ 20.00	$20.00	61	2.78	$20.00	-	61	$20.00	-
$ 20.10	$24.00	39	4.68	$22.99	-	31	$23.69	-
		889	7.19		$2,748	568		$2,206

At June 30, 2006, there were stock options outstanding to purchase a total of 889,000 shares of our common stock at a weighted average exercise price of $12.65, of which options to purchase 568,000 shares were exercisable at a weighted average price of $12.34. The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on our closing stock price of $13.98 as of June 30, 2006, and assuming all the optionees had exercised their options as of that date. Also, at June 30, 2006, approximately 324,000 of the 568,000 exercisable options were “in-the-money-options” based on the closing price as of that date. By comparison, at June 30, 2005, exercisable options to purchase a total of 527,000 shares were outstanding at a weighted-average exercise price of $11.93 per share; and at June 30, 2004, exercisable options to purchase a total of 385,000 shares were outstanding at a weighted average exercise price of $10.17 per share. The weighted average remaining contractual life of those options exercisable at June 30, 2006 was 6.63 years.

STOCK OPTION PLANS (CONT’D)

At July 1, 2005, approximately 448,000 stock options were unvested with a weighted average fair value of $8.31 per option. At June 30, 2006, approximately 320,000 stock options were unvested with a weighted average fair value of $8.15. During the fiscal year ended June 30, 2006, approximately 42,000 stock options were granted with a weighted average fair value of $6.57, approximately 73,000 options were forfeited prior to vesting with a weighted average of $9.77 and approximately 97,000 options were vested with a weighted average of $6.97.

At June 30, 2006, the unvested stock option total of approximately 320,000 had a weighted average contractual remaining life and exercise price of 8.18 years and $13.21, respectively. As of the same date, the aggregate intrinsic value of the unvested options was approximately $542,000. At June 30, 2006, and based upon the estimated forfeiture rate of 10.5% per annum and the remaining vesting terms of these options, the expected number of options to vest over their remaining vesting terms was approximately 245,000 options.

The weighted-average fair values of stock options granted during fiscal 2006, 2005 (restated) and 2004 were $6.57, $8.55 and $7.10 per option share, respectively.

14.	Related-Party Transactions

A member of the Board of Directors is also a partner in a professional services firm providing service to the Company. For each of the years ended June 30, 2006, 2005 and 2004, the member was paid $37,500, $31,250 and $35,000, respectively, as Board fees; and the professional services firm was paid $189,000, $588,000, and $390,000, respectively, for services rendered. At June 30, 2006, amounts payable to this firm were approximately $41,000.

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

DHRCC had been engaged in the business of selling collectible coins at retail until June 2000. As a result of the Company’s decision to discontinue that business, DHRCC elected to resume selling collectible coins at retail and in connection therewith DHRCC purchased certain fixed assets, that had been used by the Company’s DHRCC division, for a purchase price of $13,000, which was equal to the net book value of those assets on the Company’s books at March 31, 2003. DHRCC also has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month. That rent, per square foot, is equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004. Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $41,059 in fiscal 2006, $40,000 in fiscal 2005 and $13,000 in fiscal 2004.

In connection with its discontinuance of its retail coin sales business, effective March 1, 2004 the Company engaged DHRCC to sell the Company’s remaining inventory of collectible coins that had been held for sale at retail by the Company’s DHRC division. Sales of collectible coins by DHRCC pursuant to this engagement totaled $0, $11,000 and $840,000, respectively, for the periods ended June 30, 2006, 2005 and 2004, and the Company paid DHRCC commissions of $0, $1,000 and $84,000, respectively, in connection with those sales.

RELATED-PARTY TRANSACTIONS (CONT’D)

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

During 2006, the Company charged DHRCC approximately $29,000 for advertising fees, approximately $3,000 for grading and authentication fees, approximately $53,000 in warranty claims and paid $0 for the purchase of certain coin inventory.

As part of the acquisition of GCAL in November 2005, the Company acquired certain assets from Gemological Appraisal Association (“GAA”), a business owned and managed by the current President of GCAL. As part of the acquisition agreement, GAA entered into a sublease agreement with GCAL, which expires in May 2008, to sublease 50% of the leased premises of GCAL and also reimburse GCAL for 50% of other occupancy costs. From the date of acquisition to June 30, 2006, GAA paid approximately $25,000 under the sub-lease agreement, and approximately $6,000 for reimbursable occupancy expenses.

15.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through December 2015. During fiscal 2006, the Company subleased office space that was in excess of its current requirements to an unaffiliated third party and also to two related parties (see note 14). Such lease for office space contains escalations over the term of the lease. In accordance with SFAS No. 13, rent expense is recognized on a straight-line basis over the lease period. Total rent expense, net of sublease income, was approximately $1,629,000, $1,349,000 and $1,462,000, respectively, for the years ended June 30, 2006, 2005 and 2004. At June 30, 2006, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $402,000. On October 1, 2005, the sublease to the unaffiliated third party was cancelled. Future minimum lease payments under these agreements are as follows:

	(In thousands)
	Company’s Gross Payment	Sublease Income	Net
2007	$1,491	$81	$1,410
2008	1,674	80	1,594
2009	1,630	45	1,585
2010	855	15	840
2011	393	-	393
Thereafter	1,756	-	1,756
	$7,799	$221	$7,578

Upon acquisition of GCAL, the Company assumed obligations under a property lease that expires on May 31, 2008. Such lease provides for minimum annual payments of approximately $76,000, of which 50% of this space is subleased to a company affiliated with the current president of GCAL. On July 1, 2006, GCAL leased and occupied additional space in the same building. Under the terms of the new lease agreement, GCAL will lease the facility from July 1, 2006 to December 1, 2015. Minimum lease payments for the new space, which are included in the commitments table for fiscal years 2007 to 2011, are expected to be $170,000, $329,000, $339,000, $349,000 and $360,000, respectively. In addition, the Company has initiated construction within this facility for the purpose of leasehold improvements for which it expects to incur costs of approximately $773,000 during the three months ending September 30, 2006.

COMMITMENTS AND CONTINGENCIES (CONT’D)

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Guarantees

As discussed in note 10, the Company has guaranteed the obligations of CFC under its line of credit. However, since CFC is a wholly-owned, consolidated subsidiary of the Company, its line of credit borrowings, which the Company has guaranteed, are required to be set forth on our consolidated balance sheet. There were no such borrowings outstanding at June 30, 2006.

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

Legal Settlement

As previously reported, the Company was named as a co-defendant in a lawsuit brought by Real Legends Inc, (“Plaintiff”), against When It Was a Game (“WIWAG”), a sports card dealer. In the lawsuit, Plaintiff was seeking alleged damages to its business of $4 million, alleged to have arisen out of actions taken by WIWAG, together with punitive damages. Plaintiff also alleged that the Company was liable for those damages, because a Company employee had introduced WIWAG to Plaintiff.

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

Other Legal Matter

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

COMMITMENTS AND CONTINGENCIES (CONT’D)

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

In December 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. Miller filed an opening brief in August 2006, and we expect that various responsive briefs will be filed through February 2007. The Company has been informed by its trial counsel that, in California, it sometimes takes as long as two years, from the filing of an appeal of a damage award, before the appeal is actually heard by an appellate court.

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

16.	Segment, Geographic and Major Customer Information

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

For our continuing operations, we operate principally in four service segments: coins, sportscards, diamonds and other high-value collectibles. Services provided by these segments include authentication, grading, publication, advertising and subscription-based revenues. The other collectibles segment includes autographs, stamps, currency and the CCE subscription businesses, none of which meet the quantitative thresholds to qualify as a separate segment, as defined in SFAS No. 131.

We allocate operating expenses to each service segment based upon activity levels. Stock-based compensation is recognized by segment for those employees of the reported segment. We do not allocate specific assets to those service segments. All of our sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue in any of the years ended June 30, 2006, 2005 and 2004.

SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION (CONT’D)

	Year Ended June 30 (in thousands)
	2006	2005	2004
Net revenues from external customers
Coins	$23,829	$23,203	$17,474
Sportscards	8,461	8,143	7,126
Diamonds	373	-	-
Other	4,251	2,261	1,820
Total revenue	36,914	33,607	26,420
Operating income before unallocated expenses
Coins	11,542	12,183	8,837
Sportscards	1,153	1,344	968
Diamonds	(1,459)	-	-
Other	6	(704)	(117)
Total	11,242	12,823	9,688
Unallocated operating expenses	(7,473)	(5,356)	(5,419)
Settlement of lawsuit	-	(500)	-
Consolidated operating income	$3,769	$6,967	$4,269

17.          Quarterly Reports of Operations (Unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters in the period ended June 30, 2006. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair presentation of the results for these periods.

	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2004	Dec. 31, 2004	Mar. 31 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31 2006	June 30, 2006 (1)
Statement of Operations Data:
Net revenues	$8,195	$7,982	$8,955	$8,475	$8,825	$7,447	$10,022	$10,620
Cost of revenues	2,826	2,998	3,263	3,152	3,372	3,118	4,088	4,312
Gross profit	5,369	4,984	5,692	5,323	5,453	4,329	5,934	6,308
SG&A expenses	3,244	3,040	3,464	4,153	4,310	3,944	4,632	5,369
Settlement of lawsuit	-	500	-	-	-	-	-	-
Operating income	2,125	1,444	2,228	1,170	1,143	385	1,302	939
Interest and other income, net	64	112	225	531	550	616	596	606
Income before income taxes	2,189	1,556	2,453	1,701	1,693	1,001	1,898	1,545
Provision for income taxes	878	628	981	654	714	447	804	768
Income from continuing operations	1,311	928	1,472	1,047	979	554	1,094	777
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(69)	(7)	(3)	139	(12)	181	-	127
Net income	$1,242	$921	$1,469	$1,186	$967	$735	$1,094	$904
Net income per basic share:
Income from continuing operations	$0.21	$0.15	$0.21	$0.12	$0.11	$0.07	$0.13	$0.09
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	-	-	0.02	-	0.02	-	0.02
Net income	$0.20	$0.15	$0.21	$0.14	$0.11	$0.09	$0.13	$0.11

Net income per diluted share:
Income from continuing operations	$0.20	$0.14	$0.19	$0.12	$0.11	$0.06	$0.12	$0.09
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.01)	-	-	0.01	-	0.02	-	0.01
Net income	$0.19	$0.14	$0.19	$0.13	$0.11	$0.08	$0.12	$0.10

Weighted average shares outstanding
Basic	6,214	6,242	7,113	8,479	8,486	8,488	8,485	8,433
Diluted	6,569	6,695	7,571	8,902	8,806	8,803	8,822	8,750

(1)   During the fourth quarter of 2006, the Company determined that assumptions used in the Black-Scholes option pricing model related principally to the expected term of an option and the forfeiture rate used in the determination of stock-based compensation expense (see related discussion in note 2) during fiscal 2006 were incorrect. We determined that the stock-based compensation expense recognized during the interim periods of 2006 was understated by approximately $35,000 in each of the first three quarters of 2006, or approximately $105,000 for the nine month period ended March 31, 2006. We also determined that the understatement of expense in each of the interim periods of 2006 was immaterial to each quarter, and, accordingly, in the fourth quarter of 2006, we recorded a correcting adjustment of $105,000 to stock-based compensation expense, or approximately $0.01 per diluted share. Accordingly, this adjustment is reflected in cost of revenues ($47,000) and selling, general and administrative expense ($58,000).

18.  Subsequent Events

On July 11, 2006, the Company acquired all of the outstanding membership units of Expos Unlimited LLC (“Expos”), a California limited liability company, for $2,400,000 in cash, of which $2,370,000 was paid to the former members on or about July 12, 2006. Depending on the future financial performance of Expos, the Company may become obligated to make contingent payments to the former members up to an aggregate of $750,000 over the next five years. Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, of five trade shows held annually. At both the Long Beach and Santa Clara expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted alongside exhibitions of major numismatic and collectible interest.

On August 15, 2006, the Board of Directors declared a regular quarterly dividend of $0.08 per common share, which was paid on September 12, 2006 to stockholders of record on August 29, 2006. The aggregate amount of such dividend was approximately $670,000.

On August 18, 2006, the Company acquired American Gemological Laboratories (AGL), an international forensic colored gemstone certification and grading laboratory. AGL is one of the leading third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auction through Sotheby’s and Christies and by jewelry retailers such as Cartier and Fred Leighton. The Company paid an aggregate acquisition price of $3.5 million in cash for AGL, and, depending on the future financial performance of AGL; the Company may become obligated to make payments of up to an aggregate of an additional $3.5 million over the next five years.

Schedule II
Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Net Deductions	Balance at End of Period

Allowance for doubtful accounts	$29,000	$31,000	$-	$(30,000)	$30,000
Inventory reserve	-	-	53,000	-	53,000
Total at June 30, 2004	$29,000	$31,000	$53,000	$(30,000)	$83,000

Allowance for doubtful accounts	$30,000	$17,000	$-	$(9,000)	$38,000
Inventory reserve	53,000	-	26,000	(45,000)	34,000
Total at June 30, 2005	$83,000	$17,000	$26,000	$(54,000)	$72,000

Allowance for doubtful accounts	$38,000	$23,000	$-	$(24,000)	$37,000
Allowance for customer notes receivable	-	16,000	-	-	16,000
Inventory reserve	34,000	-	72,000	-	106,000
Total at June 30, 2006	$72,000	$39,000	$72,000	$(24,000)	$159,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The audit reports of D&T on our financial statements for fiscal year ended June 30, 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from July 1, 2003, the beginning of fiscal 2004, to January 26, 2005, there were no disagreements between us and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to D&T’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During the period from July 1, 2003 to January 26, 2005 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided D&T with a copy of the disclosure we included in our Current Report on Form 8-K reporting its resignation and, at our request D&T furnished us with a letter addressed to the Securities and Exchange Commission stating whether D&T agreed with the statements that we have made in that Current Report. A copy of D&T’s letter was attached to that Report as Exhibit 16.1.

As also previously reported, in a Current Report on Form 8-K dated February 8, 2005, that we had filed with the Securities and Exchange Commission, the Audit Committee of the Company’s Board of Directors approved the appointment and engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm.

During the period from July 1, 2003 to February 8, 2005 (the date Grant Thornton was engaged), neither the Company, nor anyone acting on its behalf, consulted with Grant Thornton regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S−K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2006, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2006 which are included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Collectors Universe, Inc. and subsidiaries Management’s Report on Internal Control Over Financial Reporting, that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Collectors Universe, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Collectors Universe, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Collectors Universe, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated September 7, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 7, 2006

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2006, for the Company’s 2006 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2006, for the Company’s 2006 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2006, for the Company’s 2006 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2006

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	876,000	$12.69	437,000
Equity compensation not approved by shareholders (1)	295,000	11.18	-
Total	1,171,000	$12.31	437,000

(1)	Warrants to purchase common stock granted to non-employee service providers in the fiscal years ended June 30, 1997 and 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2006, for the Company’s 2006 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2006, for the Company’s 2006 annual stockholders’ meeting.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

The other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

   (a)(3)   Exhibits

        See Index to Exhibits immediately following the Signature Page of this Annual Report for a list of the Exhibits required, pursuant to Item 601 of Regulation S-K, to be filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC

Date: September 13, 2006	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Michael R. Haynes, Joseph J. Wallace and Michael J. Lewis, and any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman of the Board and Director	September 13, 2006
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2006
/s/ DAVID HALL David G. Hall	President and Director	September 13, 2006
/s/ JOSEPH J. WALLACE Joseph J. Wallace	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2006
/s/ BEN A. FRYDMAN Ben A. Frydman	Director	September 13, 2006
/s/ VAN D. SIMMONS Van D. Simmons	Director	September 13, 2006
/s/ A. J. BERT MOYER A. J. Bert Moyer	Director	September 13, 2006
/s/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	September 13, 2006

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
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

3.3	Amended and Restated Bylaws of Collectors Universe, as adopted September 1, 1999.*
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25, 1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutenkunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3, 1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
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

10.31
2005 Management Bonus Plan. Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended December 31, 2004, filed with the Commission on February 14, 2005

10.32	Loan and Security Agreement between Collectors Finance Corporation and California Bank & Trust dated as of June 30, 2005.
10.33	Continuing Guaranty issued as of June 30, 2005 by Collectors Universe, Inc. to California Bank & Trust.
10.34
Asset Purchase Agreement among Collectors universe, inc., Gemprint Corporation, CVF Technologies Corporation, Heptagon Investments Ltd. and 1456733 Ontario, Inc., dated November 25, 2005, providing for the Company’s acquisition of the assets of Gemprint Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Commission on February 9, 2006.

10.35
Employment Agreement Extension between Collectors Universe, Inc. and Michael R. Haynes. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2006 and filed with the Commission on March 23, 2006.

10.36	2006 Management Bonus Plans. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2006 and filed with the Commission on March 23, 2006.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-2