Form 10-Q
period 2006-09-30
COLLECTORS UNIVERSE INC
filed 2006-11-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  YES [ ] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2006
Common Stock $.001 Par Value	8,352,902

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2006 and June 30, 2006
(in thousands, except per share data)
(unaudited)
	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$41,602	$52,110
Accounts receivable, net of allowance for doubtful accounts of $61 (September) and $37 (June)	1,815	1,753
Inventories, net	452	437
Prepaid expenses and other current assets	875	1,010
Customer notes receivable, net of allowance of $16	5,587	3,797
Deferred tax assets	1,414	1,414
Receivables from sale of net assets of discontinued operations	92	196
Current assets of discontinued operations held for sale	73	83
Total current assets	51,910	60,800
Property and equipment, net	3,180	1,897
Note receivable	115	-
Goodwill	15,074	9,799
Intangible assets, net	6,843	4,674
Note receivable from sale of discontinued operations	298	321
Deferred tax assets	216	342
Other assets	512	388
	$78,148	$78,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$880	$907
Accrued liabilities	2,178	2,043
Accrued compensation and benefits	1,200	1,075
Income taxes payable	351	496
Deferred revenue	1,547	1,384
Current liabilities of discontinued operations held for sale	2	8
Total current liabilities	6,158	5,913
Deferred rent	468	402
Other long-term liabilities	40	-
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; issued 8,478 at September 30, 2006 and 8,475 at June 30, 2006	8	8
Additional paid-in capital	76,759	76,909
Accumulated deficit	(4,264)	(3,990)
Treasury stock, at cost (125 shares)	(1,021)	(1,021)
Total stockholders' equity	71,482	71,906
	$78,148	$78,221

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net revenues	$9,898	$8,825
Cost of revenues	4,356	3,372
Gross profit	5,542	5,453
Selling and marketing expenses	1,262	1,090
General and administrative expenses	3,979	3,200
Amortization of intangible assets	171	20
Total operating expenses	5,412	4,310
Operating income	130	1,143
Interest income, net	567	542
Other income	4	8
Income before income taxes	701	1,693
Provision for income taxes	(318)	(714)
Income from continuing operations	383	979
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	11	(12)
Net income	$394	$967

Net income per basic share:
Income from continuing operations	$0.05	$0.11
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Net income	$0.05	$0.11

Net income per diluted share:
Income from continuing operations	$0.04	$0.11
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Net income	$0.04	$0.11

Weighted average shares outstanding:
Basic	8,351	8,486
Diluted	8,628	8,806

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394	$967
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	390	121
Loss on disposal of fixed assets	-	3
Loss on termination of sublease	-	83
Stock-based compensation expense	195	127
Tax benefit from exercising of stock options	7	-
Provision for bad debts and credits	-	25
Provision for inventory write down	(12)	-
Discontinued operations	(10)	12
Deferred income taxes	(12)	698
Changes in operating assets and liabilities:
Accounts receivable	(121)	296
Inventories	7	(1)
Prepaid expenses and other current assets	158	39
Customer notes receivable (CFC)	(1,790)	1,483
Income taxes payable	(228)	-
Other assets	(66)	-
Accounts payable	(106)	(361)
Accrued liabilities	66	(67)
Deferred rent and other long-term liabilities	66	17
Accrued compensation and benefits	48	(200)
Deferred revenue	(316)	176
Net cash (used in) provided by operating activities	(1,330)	3,418
Net cash provided by operating activities of discontinued businesses	14	173

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,387)	(99)
Collection of receivables from sales of discontinued businesses	128	48
Purchase of businesses, net of cash acquired	(6,182)	(2,279)
Purchase of patents and other intangible assets	(343)	-
Capitalized software	(383)	-
Net cash used in investing activities	(8,167)	(2,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21	14
Payments for retirement of common stock	(378)	-
Dividends paid to common stockholders	(668)	-
Net cash (used in) provided by financing activities	(1,025)	14

Net (decrease) increase in cash and cash equivalents	(10,508)	1,275
Cash and cash equivalents at beginning of period	52,110	65,439
Cash and cash equivalents at end of period	$41,602	$66,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7	$3
Income taxes paid	$507	$16

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2006		2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$-		$515
Cash paid	-		515

Effective September 2, 2005, the Company acquired CCE in a transaction summarized as follows:
Fair value of net liabilities assumed	-		(70)
Deferred taxes recognized at acquisition	-		(423)
Transition costs	-		27
Intangible assets	-		947
Fair value of CTP, including net assets	-		501
Goodwill	-		1,282
Purchase price, net of cash acquired	-		2,264 *

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC in a transaction summarized as follows:
Fair value of net liabilities assumed	$(471)		$-
Intangible assets	988		-
Goodwill	1,894		-
Purchase price, net of cash acquired	2,411	**	-

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. in a transaction summarized as follows:
Fair value of net assets acquired	$7		$-
Deferred taxes recognized at acquisition	(137)		-
Intangible assets	646		-
Goodwill	3,360		-
Purchase price, net of cash acquired	3,876	***	-

* $500,000 of the purchase price was payable subsequent to September 30, 2005 and was included in accrued liabilities at September 30, 2005.
** Includes $30,000 unpaid as of September 30, 2006, pending settlement of the working capital provisions, of the purchase agreement.
*** Includes $75,000 of direct costs accrued at September 30, 2006.

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”). All intercompany transactions and accounts have been eliminated. In fiscal 2006, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.4 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$3.3 million
Gemprint Corporation	December 22, 2005	$8.6 million

In the first quarter of fiscal 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
Expos Unlimited, LLC	July 1, 2006	$2.5 million
American Gemological Laboratories, Inc.	August 18, 2006	$3.9 million

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Amounts related to disclosure of June 30, 2006 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Form 10-K.

Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation. On the Condensed Consolidated Statements of Cash Flows for the three month period ended September 30, 2005, net cash inflows of $1,483,000 from advances to and cash collections from customer notes receivable has been reclassified from cash flows from investing activities to cash flows from operating activities.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, diamonds, colored gemstones and stamps. With the acquisition of Expos, the Company recognizes revenues earned from the promotion, managing and operation of collectibles conventions in the period that the event occurs. Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that there will be no impairment of the Company’s long-lived assets in the future.

Stock-Based Compensation

At September 30, 2006, the Company had four stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Effective July 1, 2005, the Company adopted the provisions of Standards (SFAS) No. 123(R), Share-Based Payment.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, which is generally the vesting period. The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	(Dollars in thousands)
	Three Months Ended September 30,
	2006	2005
Included in:
Cost of revenues	$76	$56
Selling and marketing expenses	1	1
General and administrative expenses(1)	123	75
Pre-tax stock-based compensation expense	200	132
Income tax benefits	(5)	(5)
Stock-based compensation expense	$195	$127

(1)	Includes $3,000 and $0 in the three months ended September 30, 2006 and 2005, respectively, for amortization of deferred compensation expense related to issuance of restricted stock (see below).

For the three months ended September 30, 2005 and 2006, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 4% and 10.5%, respectively.

During the fourth quarter of 2006, the Company reviewed its assumptions, both current and historical, regarding the assumptions that are input into the Black-Scholes option model. The expected option term and the resultant volatility percentage and the resultant risk-free rate assumptions were modified, which resulted in a correcting adjustment of compensation expense in the fourth quarter of fiscal 2006 of approximately $105,000, including the effect of the increase in the estimated forfeiture rate from 4% to 10.5%, which we believe was erroneously determined by us. The Company increased the expected term of options to a weighted average of approximately 5.0 years from a previous weighted average estimate of 2.0 years, which we believe was erroneously determined by us. After carefully assessing the effect of the $105,000 on each of the quarters in the nine months ended March 31, 2006, under the provisions of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and FASB Statement No.3, we determined that the prorata portion of such $105,000 (or $35,000 per quarter) was not material to those quarters and, accordingly, recorded the amount of $105,000 in the fourth quarter of fiscal 2006. The annual volatility percentage was reduced from approximately 75% to a range of 58% to 68%, depending on the estimated expected term of the option.

During the three month periods ended September 30, 2005 and 2006, 10,000 and 28,000 stock options were granted, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of option grants issued and used the assumptions set forth in the following table (which reflect the adjustments described above) to determine the fair values of the options granted in those respective three month periods:

	2006	2005
Dividend yield	2.3%	-
Expected volatility	52.0%	61.0%
Risk-free interest rate	4.69%	3.99%
Expected lives	5.1 years	5.1 years

Because the Company paid its first quarterly dividend of $0.08 per common share in the fourth quarter of 2006, the Company assumed a dividend yield of 2.3% for stock option grants issued in or after the fourth quarter of fiscal 2006, based on an annualized dividend of $0.32 per share of common stock.

At September 30, 2006, stock options to purchase a total of 911,000 shares of our common stock were outstanding at a weighted average exercise price of $12.72, of which options to purchase 580,000 shares were exercisable at a weighted average price of $12.37. Based on the Company’s closing stock price of $13.95 as of Friday, September 29, 2006, and assuming all the optionees had exercised their options as of that date, the aggregate intrinsic value (i) of the total number of stock options then outstanding was $2,705,000 and (ii) of those options that were then exercisable was $2,197,000. Also, based on that same closing price as of September 29, 2006, approximately 335,000 of the 580,000 exercisable options were “in-the-money-options”. The weighted average remaining contractual lives, as of September 30, 2006, of the total number of stock options outstanding and of those options that were exercisable on September 30, 2006 were 7.28 years and 6.68 years, respectively.

At September 30, 2006, unvested stock options to purchase a total of approximately 331,000 shares had a weighted average contractual remaining life of 8.34 years and a weighted average exercise price of $13.32. As of the same date, the aggregate intrinsic value of those unvested options was approximately $508,000. We estimate, based on an estimated forfeiture rate of 10.5% per annum and the remaining vesting terms of those options as of September 30, 2006, that approximately 257,000 of those options will vest over their remaining vesting terms at a weighted average exercise price of $13.08 and that those options have an aggregate intrinsic value of $457,000 and a remaining contractual life of 7.97 years.

On September 19, 2006, the Compensation Committee of the Board of Directors granted the Chief Executive Officer a restricted stock award of 26,200 shares that, subject to his continued employment with the Company, will vest over four equal annual installments commencing on September 19, 2007. Based on the closing price of $13.75 on that date of grant, the Company recorded the estimated aggregate intrinsic value of that award, in the amount of approximately $360,000, as deferred compensation in additional paid-in capital on the Condensed Consolidated Balance Sheet at September 30, 2006. That amount will be subject to amortization and, therefore, the Company expects to record compensation expense of approximately $90,000 per year over the four-year vesting period of that award.

As of September 30, 2006, $1,976,000 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized over a weighted average period of approximately 2.7 years.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. At September 30, 2006, cash and cash equivalents, totaling approximately $41.6 million, were comprised primarily of money market funds. At September 30, 2006, the Company had in excess of $0.6 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. At September 30, 2006 and June 30, 2006, two customers accounted for approximately 42% and 31%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances. Based on that review, the Company establishes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $61,000 at September 30, 2006.

Sources of Revenues. The authentication and grading of collectible coins accounted for approximately 56% and 65% of our net revenues for the three months ended September 30, 2006 and 2005, respectively.

Customer Notes Receivables. At September 30, 2006, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers, totaled $5,587,000, net of a $16,000 allowance for uncollectible amounts, and three of those notes receivable represented 96% of the total principal amounts outstanding. During the quarter ended September 30, 2006, the Company made short-term advances to and recorded cash collections from these three customers in the aggregate amounts of $2,406,000 and $614,000, respectively. In total, the Company made short-term advances of $2,421,000 and recorded cash collections of $631,000 during the first quarter of fiscal year 2007. The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances. At September 30, 2006 the allowance of $16,000 reflected a deficiency in collateral value securing the notes of one customer. Subsequent to September 30, 2006, a customer repaid $3,400,000 of customer note receivables due to the Company.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment has occurred. Management intends to formally evaluate the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the three month period ended September 30, 2006, the Company completed its annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts.com and Certified Coin Exchange, which were consummated in the first quarter fiscal 2006, and determined that no impairment had occurred. Intangible assets acquired through acquisition, which have definite lives, are subject to amortization over their remaining useful lives.

During the first quarter 2007, the Company completed two business acquisitions and one asset purchase which resulted in the acquisition of goodwill and intangible assets with indefinite lives, totaling $5,254,000 and $656,000, respectively. The Company also acquired $1,301,000 of intangible assets through business acquisitions with definite lives and capitalized $383,000 of certain software development costs, both of which are subject to amortization over their remaining useful lives (see also related discussion in note 2).

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the balance sheets as of June 30 and September 30, 2006 in thousands of dollars:

	Coins	CGAL & Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2006	$515	$8,167	$-	$-	$1,117	$9,799
Acquired during FY2007:
AGL Acquisition	-	-	3,360	-	-	3,360
Expos Unlimited	-	-	-	1,894	-	1,894
Purchase price adjustment since June 30, 2006:						-
Gemprint	-	21	-	-	-	21
Balance at September 30, 2006	$515	$8,188	$3,360	$1,894	$1,117	$15,074

Intangible Assets, Net

Balance at June 30, 2006	$29	$3,365	$-	$-	$1,280	$4,674
Acquired during FY2007 with indefinite lives:
AGL Acquisition	-	-	522	-	-	522
Expos Unlimited	-	-	-	134	-	134

Acquired during FY2006 with definite lives:
AGL Acquisition	-	-	124	-	-	124
Expos Unlimited	-	-	-	854	-	854
Diamond I.D.	-	323	-	-	-	323

Capitalized software costs	-	-	-	-	383	383
Less: amortization for FY2007	(12)	(66)	(2)	(22)	(69)	(171)
Balance at September 30, 2006	$17	$3,622	$644	$966	$1,594	$6,843

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Condensed Consolidated Balance Sheet is estimated to be as follows at September 30, 2006:

2007 (for Q2-Q4)	$664,000
2008	$627,000
2009	$600,000
2010	$610,000
2011	$576,000

Approximately $11.0 million of the $15.1 million classified as goodwill on the Condensed Consolidated Balance Sheet at September 30, 2006 is amortizable and deductible for tax purposes over a period of 15 years.

Stock Buyback

During the first quarter of fiscal year 2007, the Company repurchased a total of 27,117 shares of its common stock in the open market and, as a result, recorded a reduction of additional paid-in capital in the amount of approximately $378,000 on the Condensed Consolidated Balance Sheet as of September 30, 2006. As this program was authorized by the Board of Directors on December 6, 2005, there were no share repurchases in the three month period ended September 30, 2005.

Retirement of Treasury Shares

On September 19, 2006, the Board of Directors approved the retirement of 125,000 treasury shares presented on the Condensed Consolidated Balance Sheets at September 30, 2006 and June 30, 2006 in the amount of $1,021,000. The transaction was finalized in October 2006 and the Company will retire these shares during the second quarter of fiscal 2007.

Dividends

On May 31, 2006, the Company announced that its Board of Directors had adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. At the same time, the Board of Directors declared the first of the quarterly cash dividends under this policy of $0.08 per share, which was paid on June 28, 2006 in the aggregate amount of $674,000 to stockholders of record on June 14, 2006. Similarly, pursuant to that dividend policy, in the first quarter of fiscal 2007, a dividend of $0.08 per share was declared and subsequently paid on September 11, 2006 in the aggregate amount of approximately $668,000.

Capitalized Software

Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized to expense on a straight-line basis over the useful life of the software. Through September 30, 2006, the Company capitalized software development costs in the total amount of $804,000. Approximately $383,000 of such costs were capitalized during the three month period ended September 30, 2006. During the first quarter of fiscal 2007, approximately $13,000 of such costs was recognized as amortization expense. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs. Management believes that no such impairments have occurred.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We will evaluate the impact of Interpretation 48 prior to the end of this fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statement No. 87, 88, 106 and 132R). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As the Company currently does not sponsor one or more single-employer defined benefit plans, we do not expect the adoption of SFAS No. 158 to have a material impact on our financial position or results of operation.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency in the manner in which registrants quantify financial statements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” method and the “iron curtain” method, respectively. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on this income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on this balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the initial application of SAB 108 to have any impact on the Company’s financial position or results of operation.

2.	BUSINESS ACQUISITIONS

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an Internet website on which it publishes detailed proprietary historical information on U.S. coins.

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

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and, effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, the results of operations of CTP from the date of its acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the consolidated statement of operations for the fiscal year ended June 30, 2006, and a loss on the sale of CTP was included in the gain on the sale of discontinued operations for the fiscal year ended June 30, 2006 (see note 7 below).

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

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”). These assets consist primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for that business and those assets consisting of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.

GCAL has incorporated the Gemprint process into its GCAL business process, so that each GCAL authenticated and graded diamond can also carry a Gemprint image stored in GCAL’s registered database. The Gemprint process enables GCAL to provide an additional measure of protection by enabling it to detect misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

Effective July 1, 2006, the Company acquired the business of Expos Unlimited LLC (Expos), a trade show management company that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions, for $2,370,000 in cash and $30,000 (which currently is being withheld until working capital adjustments are settled). Based on the future revenues of Expos, the Company may be obligated to make contingent payments up to an aggregate of $750,000 after five years, or July 2011. The Company completed an initial and preliminary purchase price allocation based upon an acquisition price of $2,400,000 and other direct costs of approximately $60,000. As a result of a valuation of the intangible assets provided by a third party, the Company allocated $988,000 to identifiable intangible assets and allocated $204,000 and $626,000 to net assets and assumed liabilities, respectively. Under the purchase method of accounting for business combinations, the excess of the purchase price over the fair values of net assets acquired and liabilities assumed, which totaled $1,894,000, was recorded as goodwill during the three months ended September 30, 2006. The Company, which authenticates and grades collectibles at trade shows as part of its collectibles authentication and grading business, believes that there exists synergistic benefits between the Company’s core collectibles authentication and grading businesses and the collectibles trade show business acquired from Expos.

On August 18, 2006, the Company acquired American Gemological Laboratories (AGL), an international forensic colored gemstone certification and grading laboratory. AGL is a third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auctions and by jewelry retailers. The Company paid an acquisition price of $3,500,000 in cash for AGL, and, depending on the future revenue performance of AGL, may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the next five years. The Company also completed an initial and preliminary purchase price allocation based on the AGL acquisition price of $3,500,000, plus approximately $217,000 of other directly-related costs and $214,000 representing a payment to settle a loan obligation of AGL to the seller of AGL. A third party valuation firm performed the valuation analysis of the intangible assets acquired and assigned a fair value of $646,000 to identifiable intangible assets. Approximately $101,000 and $176,000 were allocated to net assets acquired and liabilities assumed, respectively. Included within the $646,000 allocated to intangible assets is an estimated amount of $500,000 in connection with a colored gemstone reference set with an indefinite remaining life. The Company expects to complete an appraisal of the reference set within fiscal year 2007, which may result in an adjustment to the fair value of this asset. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets and liabilities assumed, is recorded as goodwill on the Condensed Consolidated Balance Sheet. The amount of $3,360,000 recorded as goodwill related to AGL as of September 30, 2006 is based on the Company’s expectations that future growth and profit opportunities exist in this underdeveloped market segment.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

On September 21, 2006, the Company acquired an existing patent and other intangible assets from Diamond I.D., Inc. (DID) for $295,000 and presented these assets as part of intangible assets, net, on the Condensed Consolidated Balance Sheet at September 30, 2006. Such acquisition of assets did not constitute a business combination.

The Company has performed an initial and preliminary purchase price allocation with respect to each of these acquisitions, as set forth in the following table. The Company expects to complete its accounting for these acquisitions during this fiscal year and expects that some of the amount reported as goodwill in the accompanying consolidated balance sheet will be allocated to acquired assets and assumed liabilities, including identifiable intangible assets, which will be depreciated or amortized to expense over their estimated useful lives.

	Expos	AGL	DID	Total
Cost of Investment:
Purchase Price	$2,400	$3,500	$295	$6,195
Other direct costs	60	167	28	255
Investment banking fees	-	50	-	50
Liability assumed	-	214	-	214
	2,460	3,931	323	6,714
Value Assigned to Assets and Liabilities:
Current assets	133	101	-	234
Current liabilities	(147)	(39)	-	(186)
Customer deposits	(479)	-	-	(479)
Property, plant and equipment	70	-	-	70
Other assets	1	-	-	1
Deferred tax liabilities	-	(137)	-	(137)

Intangible Assets with Finite Lives
Exhibitor list	681	-	-	681
Website	25	25	-	50
Contract	49	-	-	49
Covenant not to compete	-	81	32	113
Patent	-	-	291	291
Trade name	99	18	-	117

Intangible Assets with Indefinite Lives:
Database	134	-	-	134
Reference set	-	500	-	500
Customer list	-	22	-	22
Excess of purchase price over fair value of net assets acquired (goodwill)	$1,894	$3,360	$0	$5,254

The proforma statements of operations that are set forth in the following table are prepared assuming that the AGL and Expos acquisitions had occurred on July 1, 2005, instead of July 1, 2006 for Expos and August 18, 2006 for AGL. Proforma adjustments for GCAL, Gemprint and CCE, which were acquired in fiscal 2006, are included for the three months ended September 30, 2005 from an assumed date of acquisition of July 1, 2005.

	Three Months Ended September 30,
	2006	2005
Revenue	$9,975	$9,723
Operating income	130	1,134
Interest income, net	567	545
Other income	4	8
Income before provision for income taxes	701	1,687
Provision for income taxes	318	711
Income from continuing operations	383	976
Income (loss) from discontinued operations	11	(28)
Net income	$394	$948

Net income per diluted share:
Income from continuing operations	$0.04	$0.11
Income (loss) from discontinued operations	$-	$-
Net income	$0.04	$0.11

In connection with the Company's acquisition of the business and assets of Expos, the Company assumed a lease for the offices at which Expos conducts its operations. The landlord under that lease is a trust of which the trustee is the former president of Expos, who has been retained to provide services to the Company under a five year consulting agreement for consulting fees of $250,000 per year. The lease provides for lease payments by the Company of $3,000 per month for a term of three years. The lease is renewable for successive periods of one year each, subject to the right of either party to terminate the lease prior to commencement of any such one year renewal period.

3.           CASH AND CASH EQUIVALENTS

At September 30, 2006, cash and cash equivalents included approximately $41.6 million, invested primarily in money market funds. At September 30, 2005, the Company’s cash and cash equivalent balances were primarily invested in high-quality commerce paper and certificates of deposit issued by U.S. or foreign companies. The minimum credit quality of the commercial paper portfolio funds in a money market account must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities were carried at market value in the accompanying condensed consolidated balance sheet at September 30, 2006 and June 30, 2006. Unrealized gains on such trading securities were approximately $110,000 and $0 for the three months ended September 30, 2005 and 2006, respectively.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	September 30,	June 30,
	2006	2006
Coins	$330	$346
Other collectibles	35	37
Grading raw materials consumable inventory	185	160
	550	543
Less inventory reserve	(98)	(106)
Inventories, net	$452	$437

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	September 30,	June 30,
	2006	2006
Coins and stamp grading reference sets	$90	$62
Computer hardware and equipment	1,366	1,271
Computer software	975	972
Equipment	2,459	2,020
Furniture and office equipment	1,023	793
Leasehold improvements	1,265	607
Trading card reference library	52	52
	7,230	5,777
Less accumulated depreciation and amortization	(4,050)	(3,880)
Property and equipment, net	$3,180	$1,897

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	September 30,	June 30,
	2006	2006
Warranty costs	$748	$710
Professional fees	323	189
Amount withheld for Expos’ acquisition (note 2)	30	-
Other	1,077	1,144
	$2,178	$2,043

    The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2006 and 2005 (in thousands):

	(in thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2006	2005
Warranty reserve, beginning of period	$710	$609
Charged to cost of revenue	121	116
Payments	(83)	(142)
Warranty reserve, end of period	$748	$583

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2006 and June 30, 2006 and condensed consolidated statements of operations for the three-month periods ended September 30, 2006 and 2005. The Company sold or otherwise disposed of all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

The operating results of the discontinued collectible sales businesses that are included in the accompanying consolidated condensed statements of operations, are as follows:

	(in thousands)
	Three Months Ended September 30,
	2006	2005
Net revenues	$3	$61

Income (loss)	11	(36)
Gain on sale of discontinued businesses	6	4
	17	(32)
Income tax (expense) benefit	(6)	20
Net loss from discontinued operations	$11	$(12)

The gains realized on sales of discontinued businesses in the three-month periods ended September 30, 2006 and 2005 related to contingent consideration that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	September 30, 2006	June 30, 2006
Current assets:
Accounts receivable	$-	$10
Inventories	37	37
Notes receivable	36	36
	$73	$83
Current liabilities:
Consignors payable	$1	$1
Other current liabilities	1	7
	$2	$8

8.	INCOME TAXES

           Income tax expense was provided for at rates of 45% and 42% for the three-month periods ended September 30, 2006 and September 30, 2005, respectively. The increased rate for the three months ended September 30, 2006, as compared to the same three month period in 2005, reflects a higher estimate for generally non-deductible stock-based compensation expense for the full fiscal year 2007 as compared to the same estimate for fiscal year 2006. During the fourth quarter of fiscal year 2006, the Company made corrections to its assumptions that determined the fair values associated with stock-based compensation expense that resulted in increased estimated expense for fiscal years 2006 and 2007. These estimates where higher than the estimates that were anticipated during the first quarter of fiscal year 2006 (see note 1).

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three-month periods ended September 30, 2006 and 2005, respectively, are computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2006	2005
Income from continuing operations	$383	$979
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	11	(12)
Net income	$394	$967

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.05	$0.11
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Total	$0.05	$0.11

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.04	$0.11
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Total	$0.04	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,351	8,486
Effect of dilutive shares	277	320
Diluted	8,628	8,806

Options and warrants to purchase approximately 716,000 and 745,000 shares of common stock for the three months ended September 30, 2006 and 2005, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the respective periods.

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

For our continuing operations, we operate principally in four reportable service segments: coins, sportscards, jewelry and other high-end collectibles. Services provided by these segments include authentication, grading, publication advertising and subscription-based revenues. The other collectibles segment includes autographs, stamps, currency, the CCE subscription business and our collectibles conventions business.

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three month periods ended September 30, 2006 and 2005. Net identifiable assets are provided by business segment as of September 30, 2006 and June 30, 2006. During the three month period since the end of the last fiscal year, approximately $383,000 was spent to acquire patents and other intangible assets for the Jewelry segment, and approximately $949,000 was spent to expand the operating facilities for GCAL, which is included as part of the Jewelry segment. All of our sales and identifiable assets are located in the United States.

	Three Months Ended September 30,
	2006	2005
Net revenues from external customers
Coins	$5,590	$5,753
Sportscards	2,251	2,106
Jewelry	241	-
Other	1,816	966
Total revenue	$9,898	$8,825
Amortization and depreciation
Coins	$40	$23
Sportscards	21	21
Jewelry	108	-
Other	140	12
Total	309	56
Unallocated amortization and depreciation	81	65
Consolidated amortization and depreciation	$390	$121
Stock-based compensation
Coins	$49	$30
Sportscards	16	3
Jewelry	-	-
Other	37	30
Total	102	63
Unallocated stock-based compensation	98	69
Consolidated stock-based compensation	$200	$132
Operating income before unallocated expenses
Coins	$2,384	$2,733
Sportscards	439	321
Jewelry	(641)	-
Other	271	60
Total	2,453	3,114
Unallocated operating expenses	(2,323)	(1,971)
Consolidated operating income	$130	$1,143

	At September 30,	At June 30,
Identifiable Assets	2006	2006
Coins	$2,845	$2,647
Sportscards	571	541
Jewelry	18,285	12,611
Other	10,859	6,284
Total	32,560	22,083
Unallocated assets	45,588	56,138
Consolidated assets	$78,148	$78,221

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral). At June 30, 2006 and September 30, 2006, the amount outstanding under this line of credit was $0.

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with the establishment of this line of credit. These costs were capitalized and are being amortized to net interest expense over a two-year period and are included in net revenues in the condensed consolidated statements of operations for the three months ended September 30, 2006 and 2005. The unamortized amount of such costs is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2006 and June 30, 2006. On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at September 30, 2006.

12.	LEGAL MATTERS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who had been the president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits from that were attributable to that unauthorized use that are not taken into account in computing the actual damages. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

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

In December 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. Miller filed an opening brief with the appellate court in August 2006, and we expect that various responsive briefs will be filed through February 2007. The Company has been informed by its trial counsel that, in California, it sometimes takes as long as two years, from the filing of an appeal of a damage award, before the appeal is actually heard by an appellate court.

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

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K or any other prior filings with the Securities and Exchange Commission.

Our Business

Collectors Universe Inc. (the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and vintage U.S. currency notes and to sellers and purchasers of diamonds, colored gemstones and other high-value assets. We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers and collectors and consumers that own and buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and fees from the sale of collectors’ club memberships, and subscription revenues related to our CCE dealer-to-dealer Internet bid-ask market for certified coins.

Recent Business Acquisitions. Effective July 1, 2006, we acquired all of the outstanding ownership interests of Expos Unlimited LLC (“Expos”), a California limited liability company engaged in the business of owning and conducting collectibles trade shows, for a purchase price that consisted of $2,400,000 in cash, of which $2,370,000 was paid to the former owners of Expos. Approximately $60,000 was incurred for directly-related costs of the acquisition. Depending on the future revenue performance of Expos, the Company may become obligated to make contingent payments to those former owners of up to an aggregate of $750,000 in July 2011. Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually. At both the Long Beach and Santa Clara Expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest. We offer on-site authentication and grading services for the collectibles exhibited and bought and sold at those shows, with same day turnaround.

On August 18, 2006, we acquired American Gemological Laboratories (AGL), an international forensic colored gemstone certification and grading laboratory. AGL is one of the leading third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auction through Sotheby’s and Christies and by jewelry retailers such as Cartier and Fred Leighton. The Company paid an aggregate acquisition price of $3,500,000 in cash for AGL, and, depending on the future revenue performance of AGL, the Company may become obligated to make payments of up to an aggregate of an additional $3,500,000 over the next five years. We also incurred direct costs of approximately $217,000 and paid a loan on behalf of AGL made between the seller of AGL and AGL in the amount of $214,000.

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition.

Discontinued Operations. As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations. During the three months ended September 30, 2006, we generated cash of $142,000 from the sales of our discontinued collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales. As a result, at September 30, 2006, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $73,000, as compared to $83,000 at June 30, 2006.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and Cash Flows. The provision of authentication and grading and other value-added services provides relatively stable and predictable cash flows, as the fees for most of the grading submissions we receive are prepaid. In the three months ended September 30, 2006 and 2005, respectively, we used cash of $1,330,000 and generated cash of $3,418,000, respectively, from the operating activities of our continuing businesses. Net cash advances under notes receivable by CFC were $1,790,000 in the three months ended September 30, 2006, compared with net proceeds from repayments of notes receivable of $1,483,000 in the three months ended September 30, 2005.

Five of our coin authentication and grading customers accounted for approximately 22% and 14% of our total net revenues in the fiscal year ended June 30, 2006 and in the three months ended September 30, 2006, respectively. As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability. During the three months ended September 30, 2006, revenue earned from the Company’s trade-show related activities decreased as a result of lower submissions at trade shows by, primarily, these customers. We believe that this decline was primarily the result of lower gold prices in the three months ended September 30, 2006, compared with the three months ended June 30, 2006, which reduced the volume of coin transactions and, therefore, the demand for our services at those shows.

The Company’s cash flows from investing activities can be impacted by the extent to which the Company purchases new businesses and invests in capital expenditures Cash used in investing activities in the three months ended September 30, 2006 was $8,167 000.

Cash flows from financing activities reflects dividends paid to common stockholders, payments for the retirement of the Company’s common stock authorized under the Company’s buyback program, and proceeds from the exercise of stock options. Cash used in financing activities in the three months ended September 30, 2006 was $1,025,000.

At September 30, 2006, we had cash and cash equivalents totaling $41,602,000, compared with $52,110,000 at June 30, 2006.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by (i) the mix of collectibles submission revenues among coins, sportscards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) the mix of submission revenues between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand; and (iii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin. Furthermore, because a significant proportion of our direct costs are fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles markets. Accordingly, our operating results are affected by that market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals, primarily gold, and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the quarters ended September 30, 2006 and 2005 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2006		2005		2006		2005
Coins	481,300	56%	395,000	53%	$464,922	85%	$352,707	89%
Sportscards	321,500	37%	283,000	38%	22,595	4%	17,246	5%
Autographs	34,200	4%	55,000	7%	10,475	2%	3,188	1%
Stamps	12,300	1%	9,200	1%	3,059	1%	5,169	1%
Currency	9,100	1%	9,300	1%	8,442	2%	16,009	4%
Diamonds*	6,000	1%	-	-	23,209	4%	-	-
Colored Gemstones*	100	-	-	-	13,145	2%	-	-
Total	864,500	100%	751,500	100%	$545,847	100%	$394,319	100%

* We began offering diamond grading services for the first time in November 2005 and colored gemstones beginning in late August 2006.

Overview of Results of Operation for the Quarter Ended September 30, 2006

Despite a 12.2% increase in revenues in the three months ended September 30, 2006, compared to the same period of the prior fiscal year, operating income declined to $130,000, or 1.3% of net revenues, in the three months ended September 30, 2006 from $1.1 million, or 13% of net revenues in the three months ended September 30, 2005. This decline was attributable to a number of different factors, including the following: (i) a $900,00 reduction in coin authentication and grading revenues generated from the Company’s trade show activities, which also adversely affected our gross margin because customers generally require and are willing to pay higher fees for faster turnaround times at trade shows; (ii) an operating loss of $630,00 incurred by the Company’s diamond operations, as we continued to invest in and to develop this business; and (iii) increased infrastructure-related costs, as we continue to upgrade and expand our internal systems to support the Company’s increased volume of business and entry into new markets. These, as well as other factors affecting our operating results in the first quarter of 2007, are described in more detail below.

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim condensed consolidated statements of income (included earlier in this report) for the respective periods indicated below:

	Three Months Ended September 30,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	44.0%	38.2%
Gross profit	56.0%	61.8%
Operating expenses:
Selling and marketing expenses	12.8%	12.3%
General and administrative expenses	40.2%	36.3%
Amortization of intangibles	1.7%	0.2%
Total operating expenses	54.7%	48.8%
Operating income	1.3%	13.0%
Interest income, net	5.7%	6.1%
Other income	0.1%	0.1%
Income before provision for income taxes	7.1%	19.2%
Provision for income taxes	(3.2%)	(8.1%)
Income from continuing operations after income taxes	3.9%	11.1%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.1%	(0.1%)
Net income	4.0%	11.0%

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

As is described above, in the first quarter of fiscal 2007, we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting. That accounting method required us to allocate the amount paid for those businesses over the fair value of the assets and liabilities acquired, and to classify the excess of the purchase price over that fair value as goodwill. In accordance with GAAP, we evaluate goodwill for impairments at least annually, or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Long-Lived Assets” below). Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible or diamond to the customer. Our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our acquisition of Expos, we recognize revenue earned from the promotion, managing and operation of collectibles conventions in the period in which the event occurs.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles or diamonds to us for authentication and grading on a recurring basis. In addition, primarily in connection with our coin dealer financing programs, we make advances or extend credit under notes receivable arrangements. We regularly review our accounts and notes receivable, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due amounts, and, in the case of notes receivable, the current value of the collateral we hold as security for the payment obligations under the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances. Each quarter we review estimates of uncollectible amounts and such economic or other conditions or trends in order to enable us to determine whether or not to adjust the amount of the allowance. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts or notes, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Long-Lived Assets. We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. Such reviews occur annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company does not believe there was any impairment of its long-lived assets as of September 30, 2006. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

Stock-Based Compensation. We recognize share-based compensation expense based on the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option valuation method. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of option forfeitures that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures. Once we determine the compensation expense of a stock option award, that expense is recognized in our consolidated statements of income over the vesting period of the option using the straight-line attribution method.

Capitalized Software. In the period January 1, 2006 through June 30, 2006, we capitalized approximately $804,000 of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. During the first quarter of fiscal 2007, approximately $13,000 was recorded as amortization expense related to such capitalized software projects. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Results of Operations - Quarter Ended September 30, 2006 Versus Quarter Ended September 30, 2005

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets. Fees generated from the authentication and grading of collectibles include coins, sportscards, autographs, stamps and currency and for high-value assets diamonds and colored gemstones. To a lesser extent, we also generate revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promotion and managing and operating collectibles conventions. Net revenues are determined net of discounts and allowances.

The following table sets forth the breakout of total net revenues for the three months ended September 30, 2006 and 2005 between grading and authentication services and other related services:

	Three Months Ended September 30,
	2006		2005		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$8,315	84.0%	$8,062	91.4%	$253	3.1%
Other related services	1,583	16.0%	763	8.6%	820	107.5%
Total net revenues	$9,898	100.0%	$8,825	100.0%	$1,073	12.2%

The following table sets forth certain information regarding the increases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005		2006 vs. 2005
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$5,590	56.5%	$5,753	65.2%	$(163)	(2.8%)	86,300	21.8%
Sportscards	2,251	22.7%	2,106	23.9%	145	6.9%	38,500	13.6%
Other (1)	2,057	20.8%	966	10.9%	1,091	112.9%	(11,800)	(16.1%)
	$9,898	100.0%	$8,825	100.0%	$1,073	12.2%	113,000	15.0%

(1)
Consists of autographs, stamps, currency, diamonds and colored gemstones, CCE subscription business and our collectibles convention business in fiscal 2006; and autographs, stamps, currency and one month of our CCE revenues in fiscal 2005.

The $1,073,000 (12.2%) increase in net revenues in the three months ended September 30, 2006, compared to the same three months of the prior year, was attributable to an overall increase in authentication and grading service fees of $253,000 (3.1%) and increases in other related services revenues of $820,000 (107.5%). The increases in the other related services primarily related to revenues generated by our collectibles trade show business (which we acquired in July 2006) and increased revenues from the Company’s CCE subscription business (which we acquired in September 2005 and, therefore, generated less than a month of revenues in last year’s first quarter as compared to a full quarter of revenues in the three months ended September 30, 2006).

The 3.1% increase in authentication and grading fees, despite an increase of 15% in the number of units graded and authenticated, in the first quarter this year, primarily reflects a lower average service fee for coins authenticated and graded in the three months ended September 30, 2006 due to a decline in the number of coins authenticated and graded at trade shows in the quarter (where customers typically request faster turnaround times that result in higher service fees), as compared to the same quarter last year. Such decline in the number of coins authenticated and graded at trade shows resulted in a reduction of $900,000 in revenues from trade shows, primarily related to our main coin customers, compared to the three months ended September 30, 2005.  In addition, that decline substantially, but not entirely, offset increases in revenues due to increases in submissions of sportscards and other collectibles for authentication and grading, as well as the contribution of diamond grading revenues in this year’s first quarter (as we acquired our diamond grading business subsequent to last year’s first quarter). We believe that the decline in coin authentication and grading submissions at trade shows reflects lower gold prices in the three months ended September 30, 2006, compared to the three months ended June 30, 2006, which led to a reduction in coin transactions and, therefore, in grading submissions at trade shows during this year’s first quarter.

Our current expectation is that our coin business and, in particular, our trade show activity, will rebound over time back up to prior quarter levels, as gold prices stabilize. However, there is a seasonality to our trade show activity in that there are fewer trade shows held in the second fiscal quarter than in other quarters due to the winter holidays.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Cost of revenues for grading and authentication revenues, primarily consist of labor to grade and authenticate collectibles, production costs, credit cards fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also include printing and other direct costs of our related revenues. In addition, cost of revenues include stock-based compensation earned by employees whose compensation is classified as part of cost of revenues. Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the quarter ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$5,542,000	56.0%	$5,453,000	61.8%

The decline in the gross profit margin in the three months ended September 30, 2006, as compared to the same three months of last year, reflects (i) a decline in the average service fees for coins due to the mix of services provided in the periods as a result of a lower level of customers requesting higher margin faster turnaround times at trade shows, as described above, (ii) a lower gross margin earned on our sportscards business as a result of a lower level of advertising revenues in the quarter and increased production costs, and (iii) a change in our revenue mix to a lower proportion of coins, on which we realize higher margins than on the authentication and grading of other collectibles and high-value assets, as coin revenues represented approximately 56% of total net revenues in the first quarter of fiscal 2007, compared to approximately 65% of total net revenues in the first quarter of fiscal 2006. Stock-based compensation costs of $76,000 and $56,000 were recognized as part of cost of revenues in the three months ended September 30, 2006 and 2005, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three-month period ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Selling and marketing expenses	$1,262,000	$1,090,000
Percent of net revenues	12.8%	12.3%

The increase of $172,000 in the dollar amount of selling and marketing expenses in the three months ended September 30, 2006, compared to the same period of the prior fiscal year, was primarily related to increased sales and marketing costs primarily attributable to our diamond grading business (which we acquired in November 2005) and our CCE subscription business (which we acquired in September 2005).

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended September 30,
	2006	2005
General and administrative expense	$3,979,000	$3,200,000
Percent of net revenues	40.2%	36.3%

In dollar terms, the main components of the $779,000 increase in G&A expenses in the three months ended September 30, 2006, compared to the same three months last year, consisted primarily of (i) approximately $610,000 of expenses for businesses that were acquired subsequent to September 30, 2005 and increases associated with our CCE business that we had not operated for the full first quarter of the prior year; (ii) increased costs of $140,000 for upgrading and expansion of the Company’s internal systems to support the Company’s increased volume of business and entry into new markets; and (iii) increased business development costs of approximately $65,000 incurred in connection with our coin business. Such cost increases were partially offset by a reduction in litigation-related costs in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, as last year’s first quarter included legal fees and expenses incurred in preparation for the Miller trial. Stock-based compensation costs included in general and administrative expenses for the three months ended September 30, 2006 and 2005 were $123,000 and $75,000, respectively.

Amortization of Intangible Assets

	Three Months Ended September 30,
	2006	2005
Amortization expense	$171,000	$20,000
Percent of net revenues	1.7%	0.2%

The increase in the amortization expense relating to intangible assets was primarily related to the amortization of assets that were acquired through business acquisitions that were consummated in fiscal 2006 and in the first quarter of fiscal 2007. Such assets are being amortized over their estimated useful lives as described in note 1 to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

As discussed in note 1 to the Company’s condensed consolidated financial statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,
	2006	2005
Included in:
Cost of revenues	$76,000	$56,000
Selling and marketing expenses	1,000	1,000
General and administrative expenses	123,000	75,000
	$200,000	$132,000

As discussed in the Company’s Form 10-K for the year ended June 30, 2006, during the fourth quarter of 2006, the Company determined that assumptions used in the Black-Scholes option pricing model related principally to the expected term of an option and the forfeiture rate used in the determination of stock-based compensation expense during the first three quarters of fiscal 2006 were erroneously determined by us. We determined that the stock-based compensation expense recognized during the interim periods of 2006, including the first quarter of fiscal 2006, was understated by approximately $35,000 in each of the first three quarters, but that the understatement of expense in each of the interim periods of 2006 was immaterial to each quarter. Therefore, $35,000 of the increase of $68,000 in stock-based compensation expense in the three months ended September 30, 2006, compared to the same three month period of the prior year related to such change in assumptions that were implemented in the fourth quarter of fiscal 2006 and carried over into fiscal 2007.

The total amount of compensation cost related to non-vested awards not yet recognized at September 30, 2006, was $1,976,000, and such amount will be recognized as compensation expense assuming the employees to whom the options and restricted stock awards were granted continue to be employed by the Company, as follows:

FY 2007 (for Q-2 - Q-4)	$594,000
FY 2008	751,000
FY 2009	458,000
FY 2010	147,000
FY 2011	26,000
Total	$1,976,000

However, such amounts do not include the cost of any additional options that may be granted in future periods nor any changes that may occur in the Company’s forfeiture percentage.

Interest Income, Net

	Three Months Ended September 30,
	2006	2005
Interest income, net	$567,000	$542,000
Percent of net revenues	5.7%	6.1%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts, and commercial paper instruments. Interest income, net was $567,000 in the three months ended September 30, 2006, compared with $542,000 in the three months ended September 30, 2005. The increase in interest income in the three months ended September 30, 2006, compared to 2005, related to higher interest earned on the Company’s cash balances in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 as a result of higher market rates of interest in that period. The Company’s average cash balances declined in the three months ended September 30, 2006, compared with the same period of the prior year due primarily to the use of cash to fund business acquisitions in fiscal 2006 and the first quarter of fiscal 2007.

Income Tax Expense

	Three Months Ended September 30,
	2006	2005
Income tax expense	$318,000	$714,000

The income tax expense recorded in the three months ended September 30, 2006 and 2005 was calculated based on our expected combined federal and state effective income tax rate of approximately 45% for the three months ended September 30, 2006 and 42% for the three months ended September 30, 2005. The increase in the effective rate to 45% in this year’s first quarter primarily reflects a higher effect of increased permanent differences between the Company’s income for book purposes and for tax purposes, due to the non-deductibility of compensation costs recognized on incentive stock options in the three months ended September 30, 2006.

Discontinued Operations

	Three Months Ended September 30,
	2006	2005
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$11,000	$(12,000)

The income of $11,000 from discontinued operations for the three months ended September 30, 2006, primarily related to a bad debt recovery in the period.

The loss from discontinued operations in the three months ended September 30, 2005 included the results of CTP from September 2, 2005 (which was the date of its acquisition) through September 30, 2005 and the continued activities associated with the disposition of the assets (consisting primarily of inventories and accounts receivables) of the collectibles sales businesses that we sold. In the three months ended September 30, 2005, the Company recognized a pre-tax bad debt expense of $73,000 in connection with a note receivable of one of our discontinued businesses, that became uncollectible.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $41,602,000, as compared to cash and cash equivalents of $52,110,000 at June 30, 2006.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with relatively predictable cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) in the event of an on-going decline in authentication and grading submissions, we can reduce certain of our variable costs to reduce the impact on our cash flows of such a decline.

During the three months ended September 30, 2006, our operating activities used net cash of $1,330,000, which included net advances under notes receivable by CFC of $1,790,000.

Net cash used in investing activities was $8,167,000 for the three months ended September 30, 2006 and consisted primarily of cash used for business acquisitions of $6,182,000, and capital expenditures (primarily related to expanding our diamond grading facilities and capacity) of $1,387,000.

In the three months ended September 30, 2006, financing activities used net cash of $1,025,000, primarily related to the payment of $668,000 of cash dividends to stockholders and $378,000 of repurchases of Company shares under our stock buyback program.

Bank Line of Credit. As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers. All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years ending in June 2007, bear interest at rates based on the bank’s prime rate of LIBOR, as applicable, and are secured by the loan receivables due CFC. There were no borrowings outstanding under that line of credit during the three months ended or at September 30, 2006.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year. The Company was in compliance with all of these covenants at September 30, 2006 and received the required consents from the lender for the purchases of Expos Unlimited and American Gemological Laboratories businesses, the repurchase of the Company’s common stock, and the payment of dividends during fiscal 2006 and 2007.

Outstanding Financial Obligations

We had the following outstanding obligations under operating leases, net of sublease income, at September 30:

Fiscal Year
2007 (remaining 9 months)	$1,058,000
2008	1,594,000
2009	1,585,000
2010	840,000
2011	393,000
Thereafter	1,756,000
$7,226,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations. In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at September 30, 2006.

Stock Buyback Program. In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. Through September 30, 2006, the Company had repurchased a total of 208,968 shares of its common stock for an aggregate purchase price of approximately $3,005,000 (which includes transaction costs of approximately $10,000) of which a total of 27,117 shares were repurchased, at a cost of $378,000, in the first quarter of fiscal 2007.

Dividends. In fiscal, 2006, the Board of Directors adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. To date, the Board of Directors has declared the following quarterly cash dividends under this policy.

Declaration Date	Record Date	Dividend Payment Date	Amount
May 31, 2006	June 14, 2006	June 28, 2006	$674,000
August 15, 2006	August 29, 2006	September 12, 2006	$668,000

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

We plan to use our cash resources to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive, (v) continue paying dividends to our stockholders, as determined by the Board of Directors, and (vi) fund working capital requirements, and for other corporate purposes. Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Prior to the end of this fiscal year, we will evaluate the impact of Interpretation 48 on our financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statement No. 87, 88, 106 and 132R). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As the Company currently does not sponsor one or more single-employer defined benefit plans, we do not expect the adoption of SFAS No. 158 to have a material impact on our financial position or results of operation.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the initial application of SAB 108 to have any impact on the Company’s financial position or results of operation.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at this time. Those risks and uncertainties include, but are not limited to:

•
changes in general economic conditions or changes in conditions in the collectibles or high-value assets markets in which we operate, such as a possible decline in the popularity of some high-value collectibles or assets, either of which could reduce the volume of authentication and grading submissions and, therefore, the grading fees we generate;

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including declines in the value of precious metals or recessionary or other conditions that could lead to reduced coin and other collectibles submissions that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
the fact that for the year ended June 30, 2006 and the three months ended September 30, 2006, our top 5 customers accounted for approximately 22% and 14%, respectively, of our net revenues, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

•
the risk that new collectibles service offerings and business initiatives, such as autograph, stamp and paper currency grading services, diamonds and colored gemstones, and our dealer financing program, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations; that our new businesses (in particular our diamond and colored gemstones businesses) may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses; that acquisition-related goodwill and intangible assets may become impaired, which could adversely impact our financial statements and results of operations; and that we will not achieve adequate returns on the investments we may make in acquiring other or establishing new businesses, any of which would harm our profitability or cause us to incur losses;

•	the risks that we will encounter problems with or failures of our computer systems that would interrupt our services or result in loss of data that we need for our business; and

•	the potential of increased government regulation of our businesses that could cause operating costs to increase.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), and in Part I: Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, as filed with the SEC under the Securities Exchange Act of 1934.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2006 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2006, we had $41,602,000 in cash and cash equivalents, primarily invested in money market funds. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material.

The Company has no significant activities that would expose it to foreign currency exchange rate risk or commodity price risks.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors that were disclosed under the caption “Risk Factors” in Part IA of our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, except as may otherwise be set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report.

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

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended September 30, 2006. These purchases are the share repurchases made by the Company under this program since inception.

	(a)	(b)	(c)	(d)
Monthly Periods Through September 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31, 2006	0	$0	0	$7,381,584

August 1 to August 31, 2006	0	$0	0	$7,381,584

September 1 to September 30, 2006	27,117	$13.86	27,117	$7,005,780
Total	27,117	$13.86	27,117

ITEM 6. EXHIBITS

(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 9, 2006	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 9, 2006	/s/ JOSEPH J. WALLACE
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