Form 10-Q
period 2006-12-31
COLLECTORS UNIVERSE INC
filed 2007-02-09
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

Large accelerated filer   ☐     Accelerated filer   ☒     Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).    YES  ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2007
Common Stock $.001 Par Value	8,324,812

COLLECTOR S UNIVERSE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

		Page
PART I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005 and 2006 and for the Six Months Ended December 31, 2006 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
	Forward Looking Information	24
	Our Business	24
	Overview of Results of Operation for the Three and Six Months Ended December 31, 2006	25
	Factors That Can Affect Our Financial Position and Operating Results	26
	Critical Accounting Policies and Estimates	27
	Results of Operations–Three and Six Months Ended December 31, 2006 versus the Three and Six Months Ended December 31, 2005	30
	Liquidity and Capital Resources	35
	Recent Accounting Pronouncements	37
	Risks and Uncertainties That Could Affect Our Future Financial Performance	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II	Other Information
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Securities and Use of Proceeds	40
Item 3.	Submission on Matters to a Vote of the Security Holders	40
Item 6.	Exhibits	41

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS

Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I - FINANCIAL INF ORMATION

ITEM 1.	FINA NCIAL STATEMENTS

COLLECTO RS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of December 31, 2006 and June 30, 2006

(in thousands, except per share data)

(unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$43,719	$52,110
Accounts receivable, net of allowance for doubtful accounts of $70 (December) and $37 (June)	1,534	1,753
Inventories, net	475	437
Prepaid expenses and other current assets	1,268	1,010
Customer notes receivable, net of allowance of $19 (December) and $16 (June)	2,158	3,797
Deferred tax assets	1,414	1,414
Receivables from sale of net assets of discontinued operations	92	196
Current assets of discontinued operations held for sale	57	83

Total current assets	50,717	60,800
Property and equipment, net	3,562	1,897
Goodwill	15,068	9,799
Intangible assets, net	7,052	4,674
Note receivable from sale of discontinued operations	275	321
Deferred tax assets	216	342
Other assets	509	388

	$77,399	$78,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$937	$907
Accrued liabilities	2,275	2,043
Accrued compensation and benefits	1,096	1,075
Dividend payable	999	—
Income taxes payable	—	496
Deferred revenue	2,173	1,384
Current liabilities of discontinued operations held for sale	6	8

Total current liabilities	7,486	5,913
Deferred rent	491	402
Other long-term liabilities	40	—
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 45,000 shares authorized; issued and outstanding 8,325 at December 31, 2006 and 8,350 (net of treasury shares) at June 30, 2006	8	8
Additional paid-in capital	75,402	76,909
Accumulated deficit	(6,028)	(3,990)
Treasury stock, at cost (125 shares)	—	(1,021)

Total stockholders' equity	69,382	71,906

	$77,399	$78,221

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$8,793	$7,447	$18,691	$16,272
Cost of revenues	4,367	3,118	8,723	6,490

Gross profit	4,426	4,329	9,968	9,782
Selling and marketing expenses	1,433	918	2,695	2,008
General and administrative expenses	3,681	2,991	7,660	6,191
Amortization of intangible assets	187	35	358	55

Total operating expenses	5,301	3,944	10,713	8,254

Operating income (loss)	(875)	385	(745)	1,528
Interest income, net	546	608	1,113	1,150
Other income	2	8	6	16

Income (loss) before income taxes	(327)	1,001	374	2,694
Provision (benefit) for income taxes	(147)	447	171	1,161

Income (loss) from continuing operations	(180)	554	203	1,533
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	80	181	91	169

Net income (loss)	$(100)	$735	$294	$1,702

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.02)	$0.07	$0.02	$0.18
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.01	0.02	0.01	0.02

Net income (loss)	$(0.01)	$0.09	$0.03	$0.20

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.02)	$0.06	$0.02	$0.17
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.01	0.02	0.01	0.02

Net income (loss)	$(0.01)	$0.08	$0.03	$0.19

Weighted average shares outstanding:
Basic	8,309	8,488	8,328	8,487
Diluted	8,309	8,803	8,631	8,806

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366
Issuance of common stock in public offering (net of expenses)	2,196	2	35,655	—	—	—	35,657
Exercise of stock options	71	1	283	—	—	—	284
Tax benefit on exercise of stock options	—	—	338	—	—	—	338
Issuances of stock under stock purchase plan and related compensation expense	5	—	103	—	—	—	103
Net income	—	—	—	4,818	—	—	4,818

Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566
Exercise of stock options	47	—	243	—	—	—	243
Stock compensation expenses	—	—	670	—	—	—	670
Tax benefit on exercise of stock options	—	—	29	—	—	—	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	—	—	—	(2,628)
Net income	—	—	—	3,700	—	—	3,700
Dividends paid	—	—	—	(674)	—	—	(674)

Balance at June 30, 2006	8,475	$8	$76,909	$(3,990)	(125)	$(1,021)	$71,906
Exercise of stock options	8	—	36	—	—	—	36
Tax benefit on exercise of stock options	—	—	7	—	—	—	7
Issuances of restricted stock and related stock-based compensation expense	39	—	38	—	—	—	38
Repurchase of common stock	(72)	—	(949)	—	—	—	(949)
Stock-based compensation expense-related to options	—	—	382	—	—	—	382
Dividends paid to common stockholders	—	—	—	(1,333)	—	—	(1,333)
Dividend declared in December 2006				(999)			(999)
Retirement of treasury shares	(125)	—	(1,021)	—	125	1,021	—
Net income for six months ended December 31, 2006	—	—	—	294	—	—	294

Balance at December 31, 2006	8,325	$8	$75,402	$(6,028)	—	$—	$69,382

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDAT ED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$294	$1,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	852	261
Loss on disposal of fixed assets	—	3
Loss on termination of sublease	—	83
Stock-based compensation expense	420	265
Tax benefit from exercising of stock options	7	—
Provision for bad debts and credits	34	32
Provision for inventory write down	3	—
Discontinued operations	(91)	(169)
Deferred income taxes	(10)	1,306
Changes in operating assets and liabilities:
Accounts receivable	191	276
Inventories	(31)	7
Prepaid expenses and other current assets	(276)	(132)
Customer notes receivable (CFC)	1,754	1,489
Income taxes payable	(584)	—
Other assets	(66)	—
Accounts payable	(49)	(53)
Accrued liabilities	155	(143)
Deferred rent and other long-term liabilities	89	52
Accrued compensation and benefits	21	(543)
Deferred revenue	324	101
Short-term investments	—	(2,086)

Net cash provided by operating activities	3,037	2,451

Net cash provided by operating activities of discontinued businesses	23	130

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,973)	(558)
Purchase of businesses, net of cash acquired	(6,289)	(13,962)
Purchase of patents and other intangible assets	(343)	—
Capitalized software	(777)	—
Cash received on sale of discontinued businesses	177	143

Net cash used in investing activities	(9,205)	(14,377)

CASH FLOWS FROM FINANCING ACTIVITIES:		—
Proceeds from exercise of stock options	36	51
Payments for retirement of common stock	(949)	—
Dividends paid to common stockholders	(1,333)	—

Net cash (used in) provided by financing activities	(2,246)	51

Net decrease in cash and cash equivalents	(8,391)	(11,745)
Cash and cash equivalents at beginning of period	52,110	65,439

Cash and cash equivalents at end of period	$43,719	$53,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11	$8

Income taxes paid	$863	$78

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$—	$515

Purchase price	—	515

Effective September 2, 2005, the Company acquired Certified Coin Exchange (CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	—	$(19)
Deferred taxes recognized at acquisition	—	(379)
Intangible assets	—	947
Fair value of CTP, including net assets	—	600
Goodwill	—	1,201

Purchase price, net of cash acquired	—	2,350

Effective November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	—	$150
Intangible assets	—	53
Goodwill	—	3,043

Purchase price, net of cash acquired	—	3,246

Effective December 22, 2005, the Company acquired the business of Gemprint Corporation in a transaction summarized as follows:
Fair value of net assets acquired	$—	$85
Intangible assets	—	3,444
Goodwill	1	4,869

Purchase price, net of cash acquired	1	8,398

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transaction summarized as follows: *
Fair value of net liabilities assumed	$(427)	—
Intangible assets	988	—
Goodwill	1,864	—

Purchase price, net of cash acquired	2,425	—

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. (AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(23)	—
Deferred tax liability recognized at acquisition	(137)	—
Intangible assets	646	—
Goodwill	3,404	—

Purchase price, net of cash acquired	3,890	—

* Includes $30,000 unpaid as of December 31, 2006, pending settlement of the working capital provisions of the purchase agreement.

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDA TED FINANCIAL STATEMENTS (UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company” or “we” or “us”). All intercompany transactions and accounts have been eliminated. In fiscal 2006, we acquired the following businesses, the results of operations of which have been consolidated into our financial statements from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.4 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$3.3 million
Gemprint Corporation	December 22, 2005	$8.6 million

In the first quarter of fiscal 2007, we acquired the following businesses, the results of operations of which have been consolidated into our financial statements from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
Expos Unlimited, LLC	July 1, 2006	$2.5 million
American Gemological Laboratories, Inc.	August 18, 2006	$3.9 million

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Amounts related to disclosure of June 30, 2006 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. On the Condensed Consolidated Statements of Cash Flows for the six month period ended December 31, 2005, net cash inflows of $1,489,000 from advances to and cash collections from customer notes receivable evidencing loans made to dealers under our dealer financing programs have been reclassified from cash flows from investing activities to cash flows from operating activities.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sports cards, autographs, currency, diamonds, colored gemstones and stamps. With the acquisition of Expos, we recognize revenues earned from the promotion, management and operation of collectibles trade shows and conventions in the respective periods that such shows and conventions are conducted. Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer. Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers. Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer. In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. The Company does not believe there has been any impairment of its long-lived assets as of December 31, 2006.

Stock-Based Compensation

At June 30, 2006, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. During the second quarter of fiscal 2007, the three plans in effect at June 30, 2006 were consolidated into a single plan, the 2006 Equity Incentive Plan (“2006 Plan”). Pursuant to the 2006 Plan, up to 1,355,000 shares of the Company’s common stock may be issued for future grants of stock options, restricted stock purchase rights, stock appreciation rights and restricted stock, of which a total of approximately 422,000 are available for future issuance.

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, which is generally the vesting period. The maximum contractual life of our stock options is 10 years from the date of grant. The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended December 31, (in thousands)		Six Months Ended December 31, (in thousands)
	2006	2005	2006	2005
Included in:
Cost of revenues	$76	$56	$152	$112
Selling and marketing expenses	2	1	3	2
General and administrative expenses(1)	142	76	265	151

Pre-tax stock-based compensation expense	$220	$133	$420	$265

(1)

Includes $35,000 and $38,000 in the three and six months ended December 31, 2006, respectively, and $0 for the three and six months ended December 31, 2005 for amortization of deferred compensation expense related to issuance of restricted stock (see below).

For the six months ended December 31, 2005 and 2006, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 4% and 10.5%, respectively.

During the fourth quarter of 2006, the Company reviewed its assumptions, both current and historical, used in connection with the determination of stock-based compensation in accordance with the Black Scholes option model. The expected option term and the resultant volatility percentage and the resultant risk-free rate assumptions were modified, which resulted in a correcting adjustment of compensation expense in the fourth quarter of fiscal 2006 of approximately $105,000, including the effect of the increase in the estimated forfeiture rate from 4% to 10.5%, which we believe was erroneously determined by us. The Company increased the expected term of options to a weighted average of approximately 5.0 years from a previous weighted average estimate of 2.0 years, which we believe was erroneously determined by us.

After carefully assessing the effect of the $105,000 on each of the quarters in the nine months ended March 31, 2006, under the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and SFAS No. 3, we determined that the prorata portion of such $105,000 (which was $35,000 per quarter) was not material to those quarters and, accordingly, recorded the amount of $105,000 in the fourth quarter of fiscal 2006. The annual volatility percentage was reduced from approximately 75% to a range of 58% to 68%, depending on the estimated expected term of the option.

We granted options to purchase 22,000 shares of common stock during the three month period ended December 31, 2006; whereas, we granted no options during the corresponding three months of the prior year. We used the Black-Scholes option pricing model to determine the fair value of those option grants using the assumptions set forth in the following table (which reflect the adjustments described above):

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005
Dividend yield	2.4%	—	2.3%	—
Expected volatility	52.0%	—	51.5%	61.0%
Risk-free interest rate	4.5%	—	4.6%	3.9%
Expected lives	5.1 yrs.	—	5.1 yrs.	5.1 yrs.

Because the Company paid its first quarterly dividend of $0.08 per common share in the fourth quarter of fiscal 2006 and increased the dividend to $0.12 per quarter beginning with the third quarter of fiscal year 2007, the Company assumed a dividend yield of approximately 2.3% for stock option grants issued in the fourth quarter of fiscal year 2006 and assumed 2.4% and 2.3% for the three and six months ended December 31, 2006, respectively, based on an annualized dividend of $0.32 per share of common stock.

The following table presents information relative to the stock options outstanding under all equity plans as of and for the six months ended December 31, 2006. The closing price of our common stock as of December 29, 2006 was $13.40.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2006	889,000	$12.65
Granted	50,000	13.58
Exercised	(8,000)	4.33
Forfeited or cancelled	(12,000)	14.92

Outstanding at December 31, 2006	919,000	$12.75	6.84 yrs.	$2,405,000

Exercisable at December 31, 2006	611,000	$12.30	6.21 yrs.	$2,185,000

Unvested at December 31, 2006	308,000	$13.65	8.09 yrs.	$220,000

Expect to vest at December 31, 2006	237,000	$13.57	8.23 yrs.	$194,000

The weighted average grant-date fair value of options granted during the six month periods ended December 31, 2005 and 2006 were $7.20 and $5.66, respectively. The total intrinsic value of options exercised during the six month periods ended December 31, 2005 and 2006 were $13,000 and $69,000, respectively.

The 237,000 options that are expected to vest at December 31, 2006 are based on the current forfeiture rate of 10.5% and the remaining vesting terms of the 308,000 unvested options at December 31, 2006.

On September 19, 2006, the Compensation Committee of the Board of Directors granted the Chief Executive Officer a restricted stock award of 26,200 shares that, subject to his continued employment with the Company, will vest over four equal annual installments commencing on September 19, 2007. Based on our stock closing price of $13.75 on that date of grant, the Company recorded the estimated aggregate intrinsic value of that award, in the amount of approximately $360,000, as deferred compensation in additional paid-in capital on the Condensed Consolidated Balance Sheet at December 31, 2006. That amount will be subject to amortization and, therefore, the Company expects to record compensation expense of approximately $90,000 per year over the four-year vesting period of that award. On December 29, 2006, the Compensation Committee of the Board of Directors authorized the issuance of restricted shares of common stock to its five outside directors such that each director would receive $35,000 in compensation for continuous service on the Board for a period of one year following December 5, 2006, and the aggregate deferred compensation expense for the Company would be $175,000. In accordance with the 2006 Plan, 13,060 restricted shares were issued on December 29, 2006 at a market value equal to the closing price of $13.40 on that day and a deferred compensation expense of $175,000 was recorded as part of additional paid-in capital and is subject to amortization expense over the service period of one year.

As of December 31, 2006, $2,007,000 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized over a weighted average remaining period of approximately 2.4 years.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. At December 31, 2006, cash and cash equivalents, totaling approximately $43.7 million, were comprised primarily of money market funds. At December 31, 2006, the Company had approximately $1.4 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. At December 31, 2006 and June 30, 2006, one and two customers accounted for approximately 24% and 31%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances. Based on that review, the Company establishes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $70,000 at December 31, 2006 and $37,000 at June 30, 2006.

Sources of Revenues. The authentication and grading of collectible coins accounted for approximately 50% and 51% of our net revenues in the three and six months ended December 31, 2006, respectively, and 57% and 59% of our net revenues for the three and six months ended December 31, 2005, respectively.

Customer Notes Receivables. At December 31, 2006, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers by CFC, totaled $2,041,000, net of a $19,000 allowance for uncollectible amounts, and two of those notes receivable represented 96% of the total principal amounts outstanding. During the six months ended December 31, 2006, the Company made short-term advances to and recorded cash collections from these two customers in the aggregate amounts of $1,642,000 and $791,000, respectively. In total for CFC, the Company made short-term advances of $2,627,000 and recorded cash collections of $4,380,000 during the six month period ended December 31, 2006. The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances. At June 30 and December 31, 2006 allowances of $16,000 and $19,000, respectively, reflected a deficiency in collateral value securing the notes of one customer. In addition to the principal amount of $2,041,000 for CFC, the Company recorded a note receivable from a customer in September 2006 that matures in December 2007 in the principal amount of $132,000. The stated interest rate on the note was 0%; as a result, the Company discounted the note to a carrying value of approximately $114,000 at September 30, 2006 using an imputed interest rate per annum of 11.25%, which is the interest rate per annum that applied to similar notes receivable held by CFC. During the three months ended December 31, 2006, $3,000 was recorded as interest income, and, accordingly, the carrying value of the note receivable was increased to $117,000.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment has occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the six month period ended December 31, 2006, the Company completed its annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. and Certified Coin Exchange (“CCE”), which were acquired in the first quarter of fiscal year 2006, and Gem Certification & Appraisal Lab, LLC (“GCAL”) and Gemprint Corporation (“Gemprint”), which were consummated in the second quarter of fiscal 2006, and determined that no impairment has occurred. Intangible assets acquired through acquisition, which have definite lives, are subject to amortization over their remaining useful lives.

During the six months ended December 31, 2006, the Company completed the acquisition of two businesses and the purchase of an asset which resulted in the acquisition of goodwill and intangible assets with indefinite lives, totaling approximately $5,268,000 and $656,000, respectively. The Company also acquired through business acquisitions during the same six month period, approximately $1,303,000 of intangible assets with definite lives. Separately, the Company capitalized $777,000 of certain internally-developed software costs during the six months ended December 31, 2006. Of the $777,000 capitalized, approximately $394,000 was capitalized within the three months ended December 31, 2006. Both the acquired intangible assets and the internally-developed software are subject to amortization over their remaining useful lives (see also related discussion in note 2).

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the balance sheets as of June 30 and December 31, 2006 in thousands of dollars:

	Coins	CGAL & Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2006	$515	$8,168	$—	$—	$1,116	$9,799
Acquired during FY2007:
AGL	—	—	3,404	—	—	3,404
Expos Unlimited	—	—	—	1,864	—	1,864
Purchase price adjustment since June 30, 2006:
Gemprint	—	1	—	—	—	1

Balance at December 31, 2006	$515	$8,169	$3,404	$1,864	$1,116	$15,068

Intangible Assets, Net:
Balance at June 30, 2006	$29	$3,365	$—	$—	$1,280	$4,674
Acquired during FY2007 with indefinite lives:
AGL Acquisition	—	—	522	—	—	522
Expos Unlimited	—	—	—	134	—	134

Acquired during FY2007 with definite lives:
AGL	—	—	124	—	—	124
Expos Unlimited	—	—	—	854	—	854
Diamond I.D.	—	323	—	—	—	323
CCE	—	—	—	—	2	2
Capitalized software costs during FY2007	—	—	—	—	777	777
Less: amortization for FY2007	(25)	(143)	(8)	(44)	(138)	(358)

Balance at December 31, 2006	$4	$3,545	$638	$944	$1,921	$7,052

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Condensed Consolidated Balance Sheet is estimated to be as follows at December 31, 2006:

2007 (for Q3-Q4)	$484,000
2008	$874,000
2009	$850,000
2010	$703,000
2011	$429,000

Approximately $11.0 million of the $15.1 million classified as goodwill on the Condensed Consolidated Balance Sheet at December 31, 2006 is amortizable and deductible for tax purposes over a period of 15 years.

Stock Buyback

During the three and six months ended December 31, 2006, the Company repurchased a total of 45,400 and 72,517 shares of its common stock in the open market and, as a result, recorded reductions of additional paid-in capital of approximately $571,000 and $949,000, respectively. There were no share repurchases in the three or six month periods ended December 31, 2005.

Retirement of Treasury Shares

On September 19, 2006, the Board of Directors approved the retirement of 125,000 treasury shares presented on the Condensed Consolidated Balance Sheets at June 30, 2006 in the amount of $1,021,000. The transaction was finalized in October 2006 and the Company retired those shares during the second quarter of fiscal year 2007.

Dividends

On May 31, 2006, the Company announced that its Board of Directors adopted a dividend policy that calls for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. At the same time, the Board of Directors declared the first of the quarterly cash dividends under this policy of $0.08 per share, which was paid on June 28, 2006 in the aggregate amount of $674,000 to stockholders of record on June 14, 2006. Similarly, pursuant to that dividend policy, dividend payments of $0.08 per share were paid on September 12, 2006 in the amount of approximately $668,000, and on December 13, 2006, in the amount of approximately $665,000. On December 5, 2006, the Board of Directors authorized an increase in the quarterly dividend from $0.08 per share of common stock to $0.12 per share and declared a dividend in that amount to be paid for the third quarter of fiscal year 2007. Accordingly, a dividend payable was recorded and is presented on the Consolidated Balance Sheet as of December 31, 2006 for approximately $999,000.

Capitalized Software

Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized to expense on a straight-line basis over the useful life of the software. For the three and six months ended December 31, 2006, the Company capitalized software development costs of $394,000 and $777,000, respectively. During the same three and six month periods, approximately $15,000 and $27,000 were recorded as amortization expense related to completed software projects, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs. As of December 31, 2006, management believes that no such impairments have occurred.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We will evaluate the impact of Interpretation 48 prior to the filing of our Form 10-K for fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operation.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency in the manner in which registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” method and the “iron curtain” method, respectively. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on this income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on this balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the initial application of SAB 108 to have any impact on the Company’s financial position or results of operation.

2.	BUSINESS ACQUISITIONS

On July 14, 2005, we acquired substantially all the assets of CoinFacts.com (“CoinFacts”) for $500,000 in cash. CoinFacts.com operates an Internet website on which it publishes detailed proprietary historical information on U.S. coins.

On September 2, 2005, we acquired all of the common stock of Certified Coin Exchange and all of the common stock of an affiliated business, computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,180,000 in cash. In addition, there was a provision for a working capital adjustment that was determined to be $37,000. CCE is a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins.

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CTP from the date of its acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the consolidated statement of operations for the six months ended December 31, 2005, and a loss on the sale of CTP was included in the gain on the sale of discontinued operations for the six months ended December 31, 2005 (see note 7 below).

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab, LLC, a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to Palmieri’s Market Monitor, an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”). The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor, plus the assumption of $50,000 of certain transaction-related costs.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation. These assets consist primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for that business and those assets consisting of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.

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

Effective July 1, 2006, the Company acquired the business of Expos Unlimited LLC (“Expos”), a trade show management company that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions. The purchase price for this business was $2,370,000 in cash, plus $30,000 (which currently is being withheld until working capital adjustments are settled). Based on the future revenues of Expos, the Company may be obligated to make contingent payments up to an aggregate of $750,000 after five years, or July 2011. The Company completed an initial and preliminary purchase price allocation based upon an acquisition price of $2,400,000 and other direct costs of approximately $75,000. As a result of a valuation of the intangible assets provided by a third party, the Company allocated $988,000 to identifiable intangible assets and allocated $236,000 and $613,000 to net assets and assumed liabilities, respectively. Under the purchase method of accounting for business combinations, the excess of the purchase price over the fair values of net assets acquired and liabilities assumed, which totals $1,864,000, was recorded as goodwill during the six months ended December 31, 2006. The Company, which authenticates and grades collectibles at trade shows as part of its collectibles authentication and grading business, believes that there exists synergistic benefits between the Company’s core collectibles authentication and grading businesses and the Expos collectibles trade show businesses.

On August 18, 2006, the Company acquired American Gemological Laboratories (“AGL”), an international forensic colored gemstone certification and grading laboratory. AGL is a third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auctions and by jewelry retailers. The Company paid an acquisition price of $3,500,000 in cash for AGL, and, depending on AGL’s future revenues, may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the next five years. The Company also completed an initial and preliminary purchase price allocation based on the AGL acquisition price of $3,500,000, plus approximately $231,000 of other directly-related costs and $214,000 representing a payment to settle a loan obligation of AGL to the seller of AGL. A third party valuation firm performed the valuation analysis of the intangible assets acquired and assigned a fair value of $646,000 to identifiable intangible assets. Approximately $101,000 and $206,000 were allocated to net assets acquired and liabilities assumed, respectively. Included within the $646,000 allocated to intangible assets is an estimated amount of $500,000 in connection with a colored gemstone reference set with an indefinite remaining life. The Company expects to complete an appraisal of the reference set within the current fiscal year, which may result in an adjustment to the fair value of this asset. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets and liabilities assumed, is recorded as goodwill on the Condensed Consolidated Balance Sheet. The amount of $3,404,000 recorded as goodwill related to AGL as of December 31, 2006 is based on the Company’s expectations that future growth and profit opportunities exist in this underdeveloped market segment.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

On September 21, 2006, the Company acquired an existing patent and other intangible assets from Diamond I.D., Inc. (“DID”) for $323,000, which includes other direct costs of approximately $28,000, and presented these assets as part of intangible assets, net, on the Condensed Consolidated Balance Sheet at December 31, 2006. The acquisition of those assets did not constitute a business combination. In each of the three and six months ended December 31, 2006, approximately $11,000 was recorded as amortization expense with respect to the assets acquired.

The Company has performed an initial and preliminary purchase price allocation with respect to Expos and AGL as set forth in the following table. The Company expects to complete its accounting for these acquisitions during the current fiscal year and expects that some of the amount reported as goodwill in the accompanying Condensed Consolidated Balance Sheet will be allocated to acquired assets and assumed liabilities, including identifiable intangible assets, which will be depreciated or amortized to expense over their estimated useful lives.

	Expos	AGL	DID	Total
Cost of Investment:
Purchase Price	$2,400	$3,500	$295	$6,195
Other direct costs	75	181	28	284
Investment banking fees	—	50	—	50
Liability assumed	—	214	—	214

	2,475	3,945	323	6,743
Value Assigned to Assets and Liabilities:
Current assets	135	101	—	236
Current liabilities	(147)	(69)	—	(216)
Customer deposits	(466)	—	—	(466)
Property, plant and equipment	100	—	—	100
Other assets	1	—	—	1
Deferred tax liabilities	—	(137)	—	(137)

Intangible Assets with Finite Lives:
Exhibitor list	681	—	—	681
Website	25	25	—	50
Contract	49	—	—	49
Covenant not to compete	—	81	32	113
Patent	—	—	291	291
Trade name	99	18	—	117

Intangible Assets with Indefinite Lives:
Database	134	—	—	134
Reference set	—	500	—	500
Customer list	—	22	—	22

Excess of purchase price over fair value of net assets acquired (goodwill)	$1,864	$3,404	$—	$5,268

The following table is intended to show, on a pro forma basis, the effect that the operations of Expos, and AGL would have had on our consolidated results of operations for the three and six month periods ended December 31, 2006 and 2005 had those businesses been acquired by us as of July 1, 2005, instead of their actual dates of acquisition in the first quarter of fiscal year 2007. In addition, the fiscal year 2006 acquisitions of GCAL, Gemprint and CCE are included, on a pro forma basis, for the entire three and six month periods ended December 31, 2005.

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$8,793	$7,747	$18,768	$17,471
Operating income (loss)	(875)	357	(745)	1,491
Interest income, net	546	608	1,113	1,153
Other income	2	8	6	16

Income (loss) before provision for income taxes	(327)	973	374	2,660
Provision (benefit) for income taxes	(147)	436	171	1,147

Income (loss) from continuing operations	(180)	537	203	1,513

Income from discontinued operations	80	181	91	182

Net income (loss)	$(100)	$718	$294	$1,695

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.02)	$0.07	$0.02	$0.18
Income from discontinued operations	$0.01	$0.02	$0.01	$0.02

Net income (loss)	$(0.01)	$0.09	$0.03	$0.20

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.02)	$0.06	$0.02	$0.17
Income from discontinued operations	$0.01	$0.02	$0.01	$0.02

Net income (loss)	$(0.01)	$0.08	$0.03	$0.19

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

At December 31, 2006, we had approximately $42.3 million of our cash and cash equivalents invested primarily in money market funds. At December 31, 2005, the Company’s cash, cash equivalent and short-term investment balances were primarily invested in high-quality commerce paper and certificates of deposit issued by U.S. or foreign companies. Under the Company’s investment policy, the minimum credit quality of the commercial paper portfolio funds in a money market account must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities were carried at market value in the accompanying condensed consolidated balance sheet at December 31, 2006 and June 30, 2006. Unrealized gains on such trading securities were approximately $136,000 and $0 as of December 31, 2005 and 2006, respectively.

4.	INVENTORIES

Inventories consist of the following:

	(in thousands)
	December 31, 2006	June 30, 2006
Coins	$319	$346
Other collectibles	34	37
Grading raw materials consumable inventory	221	160

	574	543
Less inventory reserve	(99)	(106)

Inventories, net	$475	$437

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(in thousands)
	December 31, 2006	June 30, 2006
Coins, stamp and diamond grading reference sets	$195	$62
Computer hardware and equipment	1,423	1,271
Computer software	978	972
Equipment	2,791	2,020
Furniture and office equipment	990	793
Leasehold improvements	1,416	607
Trading card reference library	52	52

	7,845	5,777
Less accumulated depreciation and amortization	(4,283)	(3,880)

Property and equipment, net	$3,562	$1,897

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	(in thousands)
	December 31, 2006	June 30, 2006
Warranty costs	$704	$710
Professional fees	183	189
Amount withheld for Expos’ acquisition (note 2)	30	—
Other	1,358	1,144

	$2,275	$2,043

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2006 and 2005 (in thousands):

	(in thousands)
	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Warranty reserve, beginning of period	$710	$609
Charged to cost of revenue	190	211
Payments	(196)	(198)

Warranty reserve, end of period	$704	$622

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144,, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying condensed consolidated balance sheets at December 31, 2006 and June 30, 2006 and condensed consolidated statements of operations for the three and six month periods ended December 31, 2006 and 2005. The Company sold or otherwise disposed of all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

The operating results of the discontinued collectible sales businesses that are included in the accompanying consolidated condensed statements of operations, are as follows:

	(in thousands)		(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$46	$252	$49	$313

Income before income taxes	30	94	41	58
Gain on sale of discontinued businesses	144	295	151	299

	174	389	192	357
Income tax expense	(94)	(208)	(101)	(188)

Income from discontinued operations	$80	$181	$91	$169

The gains realized on sales of discontinued businesses in the three and six month periods ended December 31, 2006 and 2005 related to contingent consideration that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying condensed consolidated balance sheets:

	(in thousands)
	December 31, 2006	June 30, 2006
Current assets:
Accounts receivable	$—	$10
Inventories	18	37
Notes receivable	39	36

	$57	$83

Current liabilities:
Consignors payable	$1	$1
Other current liabilities	5	7

	$6	$8

8.	INCOME TAXES

The income tax credit and expense were provided for at rates of 45% and 46% for the three and six month periods ended December 31, 2006, respectively, and the income tax expense was 45% and 43% for the corresponding periods ending December 31, 2005, respectively. The increased rate for the six months ended December 31, 2006, as compared to the same six month period in 2005, is primarily related to a higher estimate for non-deductible stock-based compensation expense for the full fiscal year 2007 as compared to the same estimate for fiscal year 2006. During the fourth quarter of fiscal year 2006, the Company made corrections to its assumptions that determined the fair values associated with stock-based compensation expense that resulted in increased estimated expense for fiscal years 2006 and 2007. These estimates where higher than the estimates that were anticipated during the six month period ended December 31, 2005 (see note 1).

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income (loss) per share for the three and six month periods ended December 31, 2006 and 2005, respectively, are presented as follows:

	(in thousands)		(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(180)	$554	$203	$1,533
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	80	181	91	169

Net (loss) income	$(100)	$735	$294	$1,702

NET INCOME (LOSS) PER SHARE–BASIC:
Income (loss) from continuing operations	$(0.02)	$0.07	$0.02	$0.18
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$0.01	$0.02	$0.01	$0.02

Total	$(0.01)	$0.09	$0.03	$0.20

NET INCOME (LOSS) PER SHARE–DILUTED:
Income (loss) from continuing operations	$(0.02)	$0.06	$0.02	$0.17
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$0.01	$0.02	$0.01	0.02

Total	$(0.01)	$0.08	$0.03	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,309	8,488	8,328	8,487
Effect of dilutive shares	—	315	303	319

Diluted	8,309	8,803	8,631	8,806

Options and warrants to purchase approximately 716,000 and 692,000 shares of common stock for the three months ended December 31, 2006 and 2005, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the respective periods. For the six months ended December 31, 2006 and 2005, 716,000 and 691,000 options and warrants were not included in the computation of diluted earnings per share, respectively, as they were anti-dilutive.

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three and six month periods ended December 31, 2006 and 2005. Net identifiable assets and goodwill are provided by business segment as of December 31, 2006 and June 30, 2006. During the first quarter of fiscal year 2007, approximately $383,000 was spent to acquire patents and other intangible assets for the Jewelry segment; and for the three and six month periods ended December 31, 2006, approximately $398,000 and $1,730,000, respectively, was spent to expand and equip the operating facilities for GCAL and AGL, which comprise the Jewelry segment. All of our sales and identifiable assets are located in the United States.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues from external customers:
Coins	$4,896	$4,551	$10,486	$10,302
Sportscards	2,099	1,964	4,350	4,070
Jewelry	426	83	667	83
Other	1,372	849	3,188	1,817

Total revenue	$8,793	$7,447	$18,691	$16,272

Amortization and depreciation:
Coins	$36	$25	$76	$48
Sportscards	21	16	42	38
Jewelry	179	6	287	6
Other	147	30	287	42

Total	383	77	692	134
Unallocated amortization and depreciation	79	65	160	127

Consolidated amortization and depreciation	$462	$142	$852	$261

Stock-based compensation:
Coins	$55	$29	$113	$59
Sportscards	4	2	20	5
Jewelry	1	—	2	—
Other	25	32	52	62

Total	85	63	187	126
Unallocated stock-based compensation	135	70	233	139

Consolidated stock-based compensation	$220	$133	$420	$265

Operating income (loss) before unallocated expenses:
Coins	$1,738	$2,050	$4,121	$4,753
Sportscards	314	39	752	358
Jewelry	(901)	(48)	(1,542)	(48)
Other	(126)	(64)	147	(33)

Total	1,025	1,977	3,478	5,030
Unallocated operating expenses	(1,900)	(1,592)	(4,223)	(3,502)

Consolidated operating income (loss)	$(875)	$385	$(745)	$1,528

	At December 31, 2006	At June 30, 2006
Identifiable Assets:
Coins	$2,497	$2,647
Sportscards	871	541
Jewelry	18,902	12,611
Other	8,055	6,284

Total	30,325	22,083
Unallocated assets	47,074	56,138

Consolidated assets	$77,399	$78,221

	At December 31, 2006	At June 30, 2006
Goodwill:
Coins	$515	$515
Sportscards	—	—
Jewelry	11,573	8,167
Other	2,980	1,117

Consolidated goodwill	$15,068	$9,799

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral). At June 30, 2006 and December 31, 2006, the amount outstanding under this line of credit was $0.

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with the establishment of this line of credit. These costs were capitalized and are being amortized to net interest expense over a two-year period and are included in net revenues in the condensed consolidated statements of operations for the three and six months ended December 31, 2006 and 2005. The unamortized amount of such costs is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at December 31, 2006 and June 30, 2006. On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at December 31, 2006 and received the required consents form the lender for the purchases of Expos Unlimited and American Gemological Laboratory, repurchase of the Company’s common stock and the payment of dividends beginning with the fourth quarter of fiscal year 2006 to the third quarter of 2007.

12.	LEGAL MATTERS

Bill Miller v. Collectors Universe, Inc. As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, who had been the president of one of the Company’s collectibles sales businesses that was sold in 2004 and an expert in the authentication of autographs and memorabilia. Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness. The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits attributable to that unauthorized use. The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

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

In December 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. Miller filed an opening brief with the appellate court in August 2006, and we expect that various responsive briefs will be filed through February 2007. There are currently various briefs being filed with the Court and our current expectation is that the Court will schedule a hearing for the appeal between the third and fourth calendar quarters of 2007.

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

Forward-Looking Statem ents

The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Our Bus iness

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

We principally generate revenues from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; and fees from the sale of collectors’ club memberships, and subscription revenues related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and revenues from the collectibles trade shows and conventions that we conduct.

Recent Business Acquisitions. Effective July 1, 2006, we acquired all of the outstanding ownership interests of Expos Unlimited LLC (“Expos”), a California limited liability company engaged in the business of owning and conducting collectibles trade shows and conventions, for a purchase price of $2,400,000 in cash and incurred approximately $75,000 for directly-related acquisition costs. Depending on the future revenue performance of Expos, the Company may become obligated to make contingent payments to those former owners of up to an aggregate of $750,000 in July 2011. Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually. At both the Long Beach and Santa Clara Expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest. We offer on-site authentication and grading services for the collectibles exhibited and bought and sold at those shows, with same day turnaround.

On August 18, 2006, we acquired American Gemological Laboratories (“AGL”), an international forensic colored gemstone certification and grading laboratory. AGL is one of the leading third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auction through Sotheby’s and Christies and by jewelry retailers such as Cartier and Fred Leighton. The Company paid an aggregate acquisition price of $3,500,000 in cash for AGL, and, depending on the future revenue performance of AGL, the Company may become obligated to make payments of up to an aggregate of an additional $3,500,000 over the next five years. We also incurred direct costs of approximately $231,000 and paid a loan on behalf of AGL made between the seller of AGL and AGL in the amount of $214,000.

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition.

Discontinued Operations. As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations. During the six months ended December 31, 2006, we generated cash of $23,000 from the sales of our discontinued collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales. As a result, at December 31, 2006, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $57,000, as compared to $83,000 at June 30, 2006.

Overview of Results of Operation for the Three and Six Months Ended December 31, 2006

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim condensed consolidated statements of operations (included earlier in this report) for the respective periods indicated below:

	(in thousands)		(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.7%	41.9%	46.7%	39.9%

Gross profit	50.3%	58.1%	53.3%	60.1%
Operating expenses:
Selling and marketing expenses	16.3%	12.3%	14.4%	12.3%
General and administrative expenses	41.9%	40.1%	41.0%	38.1%
Amortization of intangible assets	2.1%	0.5%	1.9%	0.3%

Total operating expenses	60.3%	52.9%	57.3%	50.7%
Operating income (loss)	(10.0%)	5.2%	(4.0%)	9.4%
Interest income, net	6.3%	8.2%	6.0%	7.1%
Other income	—	—	—	0.1%

Income (loss) before provision (benefit) for income taxes	(3.7%)	13.4%	2.0%	16.6%
Provision (benefit) for income taxes	(1.7%)	6.0%	0.9%	7.1%

Income (loss) from continuing operations after income taxes	(2.0%)	7.4%	1.1%	9.5%
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.9%	2.5%	0.5%	1.0%

Net income (loss)	(1.1%)	9.9%	1.6%	10.5%

Net revenues in the three and six months ended December 31,2006 increased by 18.1% and 14.9%, respectively, as compared to the same respective periods of the prior fiscal year. However, notwithstanding the increases in net revenues, we incurred operating losses of $875,000 and $745,000, respectively, for the three and six months ended December 31, 2006, as compared to operating income of $385,000 and $1,528,000 in the three months and six months ended December 31, 2005. These declines were attributable to a number of different factors, including the following: (i) increased operating losses of $747,000 and $1,377,000 for the three and six months ended December 31, 2006 incurred by our diamond authentication and grading business, which we acquired in November 2005, as we continued to invest in and to develop that business by, among other things, increasing its authentication and grading capacity in anticipation of the growth of diamond submissions in the future; and (ii) decreases of $312,000 and $632,000, respectively, in the operating income of our coin grading business in the three and six months ended December 31, 2006, due primarily to an increase in compensation costs resulting from the addition of new coin graders to increase authentication and grading volumes and reduce turnaround times, and the fact that our operating results in the three and six months ended December 31, 2005 benefited from the reversal of a compensation accrual in the amount of $194,000 due to the termination, during that period, of a long-term employment contract; (iii) increased infrastructure-related costs of $147,000 and $287,000 in the three and six month periods ended December 31, 2006, as we continued to upgrade and expand our internal systems to support increased business and entry into new markets. These, as well as other factors affecting our operating results in the first and second quarter of fiscal year 2007 are described in more detail below.

Factors That Can Affec t Our Financial Position and Operating Results

Factors that Can Affect our Revenues. Our revenues are comprised of (i) fees generated by the authentication and grading of high-value collectibles and high-value assets, and (ii) to a lesser extent, revenues from sales of collectibles club memberships; advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from the management, operation and promotion of collectibles trade shows and conventions.

Our authentication and grading revenues, which accounted for approximately 84% of our total net revenues in the three and six month periods ended December 31, 2006, are primarily affected by (i) the level of submission revenues among coins, sportscards and other collectibles and high-value assets; (ii) the mix of submission revenues between vintage or “classic” coins and sports cards, on the one hand, and modern coins and sportscards, on the other hand and (iii) in the case of coins and sports cards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our net revenues.

Five of our coin authentication and grading customers accounted for approximately 22% and 14% of our total net revenues in the fiscal year ended June 30, 2006 and in the six months ended December 31, 2006, respectively. As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability. During the six months ended December 31, 2006, revenue earned from our trade show related activities decreased by approximately $800,000 as a result of lower submissions at trade shows by, primarily, these customers in the three months ended September 30, 2006. We believe that this decline was primarily the result of lower gold prices in the three months ended September 30, 2006, compared with the three months ended June 30, 2006, which reduced the volume of coin transactions and, therefore, the demand for our services at those shows.

Factors Affecting our Gross Profit Margins. The gross profit margins on authentication and grading submissions are primarily affected by (i) the mix of submission revenues among coins, sports cards and other collectibles and high-value assets, because we generally realize higher margins on coin submissions than on submissions of other collectibles and high-value assets; and (ii) the mix of submission revenues between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand; and (iii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times and (iv) the stage of development and the seasonality of new businesses. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our profit margin. Furthermore, because a significant proportion of our direct costs are fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets. Accordingly, our operating results are affected by that market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals, primarily gold, and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three and six months ended December 31, 2006 and 2005 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2006		2005		2006		2005
Coins	281,400	43.0%	357,000	53.0%	$322,673	78.9%	$278,216	87.0%
Sportscards	295,600	45.1%	275,000	40.0%	21,568	5.3%	17,823	6.0%
Autographs	43,800	6.7%	34,000	5.0%	4,152	1.0%	4,308	1.0%
Stamps	18,000	2.7%	7,000	1.0%	2,296	0.5%	3,153	1.0%
Currency	7,200	1.1%	5,000	1.0%	7,453	1.8%	7,216	2.0%
Diamonds*	9,000	1.4%	1,000	—	33,924	8.3%	9,963	3.0%
Colored Gemstones*	200	—	—	—	17,042	4.2%	—	—

Total	655,200	100.0%	679,000	100%	$409,108	100.0%	$320,679	100%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2006		2005		2006		2005
Coins	762,700	50.2%	752,000	53.0%	$787,595	82.5%	$630,922	88.0%
Sportscards	617,100	40.6%	558,000	39.0%	44,163	4.6%	35,070	5.0%
Autographs	78,000	5.1%	89,000	6.0%	14,626	1.5%	7,496	1.0%
Stamps	30,300	2.0%	16,200	1.0%	5,356	0.6%	8,322	1.0%
Currency	16,300	1.1%	14,300	1.0%	15,895	1.7%	23,225	3.0%
Diamonds*	15,000	1.0%	1,000	—	57,134	6.0%	9,963	2.0%
Colored Gemstones*	300	—	—	—	30,187	3.1%	—	—

Total	1,519,700	100.0%	1,430,500	100.0%	$954,956	100.0%	$714,998	100.0%

*	We began offering diamond grading services for the first time in November 2005 and colored gemstones grading services for the first time in late August 2006.

Critical Accounting Po licies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally accounts and notes receivable and inventories, we must make judgments, and estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our accounts receivable or realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other or circumstances on which are judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for the full effects of such events or changes to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, businesses also must make estimates or judgments regarding the periods during which, and also regarding the amounts at which, sales are recorded. Those estimates and judgments will depend on a number of factors, including whether customers are granted rights to reject or adjust the payment for the services provided to them.

During fiscal year 2006 and in the first quarter of fiscal year 2007, we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting. That accounting method required us to allocate the amount paid for those businesses over the fair value of the assets and liabilities acquired and assumed, and to classify the excess of the purchase price over that fair value as goodwill. In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Long-Lived Assets” below). Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible or high-value assets to the customer. Many of our authentication and grading customers generally prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading. We record those prepayments as deferred revenue until their graded collectibles are shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our acquisition of Expos, we recognize revenue earned from the promotion, management and operation of collectibles conventions and trade shows in the period in which the event occurs.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers or distributors who submit collectibles or high-value assets to us for authentication and grading on a recurring basis. In addition, primarily in connection with our coin dealer financing programs, we make advances or extend credit under notes receivable arrangements. We regularly review our accounts and notes receivable, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due amounts, and in the case of notes receivable, the current value of the collateral we hold as security for the payment obligations under the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances. Each quarter we review estimates of uncollectible amounts and such economic or other conditions or trends in order to enable us to determine whether or not to adjust the amount of the allowance. For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts or notes, increases in the allowance may be required. Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Long-Lived Assets. We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company does not believe there was any impairment of its long-lived assets as of December 31, 2006. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

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

Capitalized Software. In the first and second quarters of fiscal year 2007, we capitalized approximately $777,000 of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. During the six months ended December 31, 2006, approximately $27,000 was recorded as amortization expense related to such capitalized software projects. We evaluate the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Results of Oper ations – Three and Six Months Ended December 31, 2006 versus the Three and Six Months Ended December 31, 2005

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets. Fees generated from the authentication and grading of collectibles include coins, sportscards, autographs, stamps and currency and for high-value assets, diamonds and colored gemstones. To a lesser extent, we generate revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promotion, managing and operating collectibles conventions. Net revenues are determined net of discounts and allowances.

The following table sets forth our total net revenues for the three and six months ended December 31, 2006 and 2005, broken out between grading and authentication services and other related services:

	Three Months Ended December 31,
	2006		2005		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
			(Dollars in thousands)
Grading and authentication fees	$7,455	84.8%	$6,594	88.5%	$861	13.1%
Other related services	1,338	15.2%	853	11.5%	485	56.9%

Total net revenues	$8,793	100.0%	$7,447	100.0%	$1,346	18.1%

	Six Months Ended December 31,
	2006		2005		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$15,770	84.4%	$14,656	90.1%	$1,114	7.6%
Other related services	2,921	15.6%	1,616	9.9%	1,305	80.8%

Total net revenues	$18,691	100.0%	$16,272	100.0%	$2,419	14.9%

The following table sets forth certain information regarding the increases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the numbers of collectibles and diamonds and colored gemstones that we authenticated and graded in the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006		2005		2006 vs. 2005
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Revenues		Units Processed
					Amounts	Percent	Number	Percent
			(Dollars in thousands)
Coins	$4,896	55.7%	$4,551	61.1%	$345	7.6%	(75,600)	(21.2)%
Sportscards	2,099	23.9%	1,964	26.4%	135	6.9%	20,600	7.5%
Other (1)	1,798	20.4%	932	12.5%	866	92.9%	31,200	66.4%

Net Revenues	$8,793	100.0%	$7,447	100.0%	$1,346	18.1%	(23,800)	(3.5)%

	Six Months Ended December 31,
	2006		2005		2006 vs. 2005
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Revenues		Units Processed
					Amounts	Percent	Number	Percent
			(Dollars in thousands)
Coins	$10,486	56.1%	$10,302	63.3%	$184	1.8%	10,700	1.4%
Sportscards	4,350	23.3%	4,070	25.0%	280	6.9%	59,100	10.6%
Other (1)	3,855	20.6%	1,900	11.7%	1,955	102.9%	19,400	16.1%

Net Revenues	$18,691	100.0%	$16,272	100.0%	$2,419	14.9%	89,200	6.2%

(1)	Consists of revenues from the authentication and grading of autographs, stamps, currency businesses during all periods presented. Includes revenues from (i) the CCE subscription business from September 2, 2005, (ii) the authentication and grading of diamonds from November 2005, when we completed our acquisition of GCAL, (iii) the collectibles convention business from July 2006, when we completed our acquisition of Expos, and (iv) the authentication and grading of colored gemstones from August 2006, when we completed our acquisition of AGL.

In the three months ended December 31, 2006, total net revenues increased 18.1% compared to the same three months of the prior year, which was attributable primarily to increases of 13.1% in grading and authentication fees and 56.9% in other related services. The 13.1% increase in grading and authentication fees in the three months ended December 31, 2006 was achieved, despite a 3.5% decrease in the number of units authenticated and graded, due to a higher average service fee for the grading of modern coins in this year’s second quarter, as compared to last year’s second quarter, during which period we had contracts (which were not renewed this year) pursuant to which we graded a large number of modern coins at a relatively low average service fee.

In the six months ended December 31, 2006, total net revenues increased 14.9% compared to the same six months of the prior year, which was primarily attributable to increases of 7.6% in grading and authentication fees and 80.8% in revenues generated by other related services. That 7.6% increase in grading and authentication fees was achieved due to the total number of units graded and authenticated in the six month ended December 31, 2006 increasing by 6.2% and a higher average service fee earned on the grading of modern coins in this year’s second quarter, and despite the $800,000 reduction in trade show revenues that occurred in the first quarter of the current fiscal year.

Also contributing to the increase in authentication and grading revenues, in both the three and six months ended December 31, 2006, were increases in fees earned by the Company’s other grading and authentication businesses, which benefited from our acquisitions of GCAL in November 2005, Gemprint in December 2006, and AGL in the first quarter of the current year. The increases in other related services of 56.9% and 80.8%, respectively, in the three and six months ended December 31, 2006 were due primarily to (i) increased sales of club memberships and CCE subscriptions, (ii) an increase in interest earned as a result of an increase in the average amount of loans outstanding to dealers during this year’s first and second quarters under our dealer finance program, and (iii) revenues generated by our collectibles convention business that was acquired effective July 1, 2006.

Generally, our revenues are lower in the second quarter of each year than in other quarters, primarily because collectibles authentication and grading submissions are usually lower during the holiday season than in other periods of the year. For example, we believe that the decline in revenues from $9,898,000 in the first quarter of fiscal 2007 to $8,793,000 in the second quarter of fiscal 2007 was due primarily to that seasonality. However, the revenues generated by our diamond and colored gemstone authentication and grading businesses are usually higher during the holiday season than in other periods of the year. Therefore, the seasonality of our business is expected to decline in the future as and to the extent those businesses begin to account for a higher proportion of our net revenues in future periods.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing and other direct costs of our related revenues. In addition, costs of revenues include stock-based compensation earned by employees whose compensation is classified as part of cost of authentication and grading revenues.

Set forth below is information regarding our gross profits in the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Gross profit	$4,426,000	$4,329,000	$9,968,000	$9,782,000
Gross profit margin	50.3%	58.1%	53.3%	60.1%

The declines in the gross profit margin in the three and six months ended December 31, 2006, as compared to the same three and six months of last year, were attributable to a number of different factors. including the following: (i) a decline in the gross margin on coin authentication and grading in both those periods due primarily to an increase in compensation costs resulting from the addition of new coin graders, which is expected to enable the Company to decrease the turnaround times within which coins are authenticated and graded, and the fact that last year’s second quarter and six month period ended December 31, 2005 benefited from a reversal of a long-term compensation accrual for an employee that terminated his employment in that period; (ii) a decline in the gross margin realized on sportscard authentication and grading due primarily to a decrease in sportscard related advertising revenues and increases in support personnel and production costs; (iii) a change in the mix of our revenues to a lower proportion of coin authentication and grading revenues, on which we have historically realized higher margins than on the authentication and grading of other collectibles, as coin revenues represented approximately 56% of total net revenues in both the three and six months ended December 31, 2006, compared to approximately 61% and 63% of total net revenues in the three and six months ended December 31, 2005; (iv) the early stage of our diamond grading business as we build our diamond grading capacity in anticipation of increased revenues in future periods and (v) the seasonality of our trade show convention business where no major show is staged in the three months ending December 31 due to the holidays. Stock-based compensation costs of $76,000 and $152,000 were recognized as part of cost of revenues in the three and six months ended December 31, 2006, respectively, compared with $56,000 and $112,000 in the three and six months ended December 31, 2005.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third-party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and six month periods ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Selling and marketing expenses	$1,433,000	$918,000	$2,695,000	$2,008,000

Percent of net revenue	16.3%	12.3%	14.4%	12.3%

The increases of $515,000 and $687,000 in the dollar amounts of selling and marketing expenses in the three and six months ended December 31, 2006, respectively, compared to the same periods of the prior fiscal year, were primarily attributable to (i) increased sales and marketing costs attributable to our new businesses, including our diamond grading business (which we acquired in November 2005) and our CCE subscription business (which we acquired in September 2005), (ii) increased sales and marketing costs for coins, as we had one additional invitational trade show in the three months ended December 31, 2006, compared to the same period of the prior year, and (iii) general marketing cost increases, including an increases in compensation costs resulting from the hiring of a chief marketing officer in November 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
General and administrative expenses	$3,681,000	$2,991,000	$7,660,000	$6,191,000

Percent of net revenues	41.9%	40.1%	41.0%	38.1%

The increases in G&A expenses in the three and six months ended December 31, 2006, compared to the same three and six months of last year, were primarily attributable to (i) expenses, totaling approximately $700,000 and $1,400,000, respectively, incurred in connection with initiatives to grow our recently acquired diamond, colored gemstones and trade show businesses; (ii) increased costs of $147,000 and $287,000, respectively, to upgrade and expand our internal systems to support an increased volume of business and entry into new markets; and (iii) increased business development costs of approximately $80,000 and $145,000, respectively, incurred in connection with our coin authentication and grading business. Such cost increases were partially offset by a reduction in litigation-related costs in the first and second quarters of fiscal 2007, compared to the same periods of fiscal 2006, during which we incurred legal fees and expenses in connection with the Miller trial. Stock-based compensation costs included in general and administrative expenses for the three and six months ended December 31, 2006 were $142,000 and $265,000, respectively, compared with $76,000 and $151,000 for the three and six months ended December 31, 2005, respectively.

Amortization of Intangible Assets

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Amortization expense	$187,000	$35,000	$358,000	$55,000

Percent of net revenues	2.1%	0.5%	1.9%	0.3%

The increases in the amortization expense are due to primarily to an increase in intangible assets that resulted from the business acquisitions that we consummated in fiscal year 2006 and in the first quarter of fiscal year 2007. Such assets are being amortized over their estimated useful lives as described in note 1 to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

As discussed in note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
Included in:	2006	2005	2006	2005
Cost of revenues	$76,000	$56,000	$152,000	$112,000
Selling and marketing expenses	2,000	1,000	3,000	2,000
General and administrative expenses	142,000	76,000	265,000	151,000

	$220,000	$133,000	$420,000	$265,000

As discussed in the Company’s Form 10-K for the year ended June 30, 2006, during the fourth quarter of 2006 the Company determined that assumptions used in the Black-Scholes option pricing model, relating principally to the expected remaining terms of and the forfeiture rate for outstanding options, during the first three quarters of fiscal 2006, were incorrect. We determined that, as a result, the stock-based compensation expense recognized in each of the first three quarters of fiscal 2006 was understated by approximately $35,000, but that the understatement of that expense in each of the interim periods was immaterial to the operating results of those periods. The correction of those erroneous assumptions accounted for $35,000 and $70,000 of the increases in stock based compensation recognized in the quarter and six months ended December 31, 2006, respectively, as compared to the same corresponding periods of the prior fiscal year.

The total amount of compensation cost related to non-vested stock based awards not yet recognized at December 31, 2006, was $2,007,000. That amount will be recognized as compensation expense over a weighted average remaining period of 2.4 years, assuming the recipients of such stock based awards continue to remain in the service of the Company, as follows:

FY 2007 (for Q-3 – Q-4)	$485,000
FY 2008	846,000
FY 2009	477,000
FY 2010	166,000
FY 2011	33,000

Total	$2,007,000

However, such amounts do not include the cost of any additional stock based awards that may be granted in future periods nor any changes that may occur in the Company’s forfeiture percentage.

Interest Income, Net

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest income, net	$546,000	$608,000	$1,113,000	$1,150,000
Percent of net revenue	6.3%	8.2%	6.0%	7.1%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts and commercial paper instruments. Such interest income does not include the interest that we generate on loans we make pursuant to our dealer finance programs, which are included in net revenues.

The declines in interest income, net were primarily due to decreases in our cash and cash equivalent balances during the three and six month periods ended December 31, 2006, as compared to the same respective periods of the prior fiscal year, that were attributable to the uses we made of cash to fund (i) business acquisitions, (ii) the payment of quarterly dividends to stockholders, and repurchases of shares of our common stock under our stock buyback program, partially offset by the effect of increased interest rates applicable to our cash balances in the three and six months ended December 31, 2006, compared to the same periods in the prior year.

Income Tax Expense

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income tax (benefit) expense	$(147,000)	$447,000	$171,000	$1,161,000
Percent of net revenues	(1.7)%	6.0%	0.9%	7.1%

The income tax credit recorded in the three months ended December 31, 2006 and the income tax expense recorded for the six months ended December 31, 2006 were calculated based on our expected combined federal and state effective income tax rate of approximately 46%, compared with 43% for the three and six months ended December 31, 2005. That increase in the effective rate primarily reflects the effect of increased permanent differences between the Company’s income for book purposes and for tax purposes, due primarily to the non-deductibility of stock based compensation expense attributable to stock based awards in the three and six months ended December 31, 2006.

Discontinued Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$80,000	$181,000	$91,000	$169,000

Percent of net revenues	0.9%	2.4%	0.5%	1.0%

Income from discontinued operations for the three and six months ended December 31, 2006, respectively, was primarily related to gains realized on the sale of one of our discontinued businesses, the amount of which became determinable in the second quarter of fiscal 2007. Such gains will not arise after the third fiscal quarter of 2007.

The income from discontinued operations in the three and six months ended December 31, 2005 included the results of CTP from September 2, 2005 (which was the date of its acquisition) through November 30, 2005 (the date of disposition) and gains realized on the sale of one of our discontinued businesses, which became determinable in those periods.

Liquidity and Capit al Resources

At December 31, 2006, we had cash and cash equivalents of $43,719,000, as compared to cash and cash equivalents of $52,110,000 at June 30, 2006.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with positive cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) we expect that, in the event of an on-going decline in authentication and grading submissions, we will be able to reduce certain of our variable costs and thereby reduce the impact on our cash flows of such a decline.

During the six months ended December 31, 2006, our operating activities generated net cash of $3,037,000, which included net repayment of $1,754,000 of advances made pursuant to our dealer financing programs.

Net cash used in investing activities was $9,205,000 for the six months ended December 31, 2006, which consisted primarily of cash used for business acquisitions of $6,289,000, and capital expenditures (primarily related to expanding our diamond and colored gemstone grading facilities and capacity) of $1,973,000.

In the six months ended December 31, 2006, financing activities used net cash of $2,246,000, primarily for the payment of $1,333,000 of cash dividends to stockholders and $949,000 of repurchases of Company shares under our stock buyback program.

Bank Line of Credit. As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers. All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years ending in June 2007, bear interest at rates based on the bank’s prime rate of LIBOR, as applicable, and are secured by the loan receivables due CFC. There were no borrowings outstanding under that line of credit during the three months ended or at December 31, 2006.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and

(ii) to consummate more than $5,000,000 of business acquisitions in any year. The Company was in compliance with all of these covenants at December 31, 2006 and received the required consents from the lender for the purchases of Expos Unlimited and American Gemological Laboratories businesses, the repurchase of the Company’s common stock, and the payment of dividends during fiscal 2006 and 2007.

Outstanding Financial Obligations

We had the following outstanding obligations under operating leases, net of sublease income, at December 31:

Fiscal Year
2007 (remaining 6 months)	$777,000
2008	1,582,000
2009	1,587,000
2010	841,000
2011	395,000
Thereafter	1,756,000

$6,398,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations. In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at December 31, 2006.

Stock Buyback Program. In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. Through December 31, 2006, the Company had repurchased a total of 254,368 shares of its common stock for an aggregate purchase price of approximately $3,575,000 (which includes transaction costs of approximately $13,000), of which a total of 27,117 and 45,400 shares were repurchased, at a cost of $378,000 and $571,000, respectively, in the first and second quarters of fiscal 2007.

Dividends. In the fourth quarter of fiscal 2006, the Board of Directors adopted a dividend policy that called for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. In December 2006, the Board of Directors authorized an increase in the dividend rate to $0.12 per quarter, or $0.48 per annum, effective beginning with the dividend paid on January 17, 2007. To date, the Board of Directors has declared the following quarterly cash dividends:

		Dividend	Amounts
Declaration Date	Record Date	Payment Date	Per Share	Total
May 31, 2006	June 14, 2006	June 28, 2006	$0.08	$674,000
August 15, 2006	August 29, 2006	September 12, 2006	$0.08	$668,000
November 15, 2006	November 29, 2006	December 13, 2006	$0.08	$665,000
December 4, 2006	January 3, 2007	January 17, 2007	$0.12	$999,000

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

We plan to use our cash resources to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) continue paying dividends to our stockholders, as determined by the Board of Directors, (v) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive, and (vi) fund working capital requirements, and for other corporate purposes. Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

Recent Accountin g Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Prior to the end of this fiscal year, we will evaluate the impact of Interpretation 48 on our financial position and results of operations.

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

Risks and Uncertai nties That Could Affect Our Future Financial Performance

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

•

the fact that for the year ended June 30, 2006 and the three and six months ended December 31, 2006, our top 5 customers accounted for approximately 22% and 14%, respectively, of our net revenues, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

•

the risk that new collectibles service offerings and business initiatives, such as stamp and paper currency grading services, diamonds and colored gemstones, and our dealer financing program, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses;

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

ITEM 3.	QUANTIT ATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2006, we had approximately $42,312,000 of our cash and cash equivalents invested in money market funds. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material due to the liquidity and short-term nature of these investments.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10–Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACT ORS

There were no material changes in the risk factors that were disclosed under the caption “Risk Factors” in Part IA of our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, except as may otherwise be set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report.

ITEM 2.	UN REGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended December 31, 2006.

	(a)	(b)	(c)	(d)
Monthly Periods Through December 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31, 2006	0	$0	0	$7,005,780
November 1 to November 30, 2006	45,400	$12.52	45,400	$6,437,372
December 1 to December 31, 2006	0	$0	0	$6,437,372

Total	45,400	$12.52	45,400

ITEM 3.	SUBMISSION ON MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 5, 2006. The only matters voted on by stockholders at that Meeting were (i) the election of seven directors to serve for a term of one year and until their successors are elected, (ii) a proposal to approve the adoption of the Company’s 2006 Equity Incentive Plan which replaced the Company’s former stock incentive plans with a single stock incentive plan that provides the compensation committee with the flexibility to grant, not only stock options and restricted shares, but also stock appreciation rights and restricted stock units, and (iii) to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

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

Nominees	Votes For	Votes Withheld
A. Clinton Allen	7,775,988	100,967
Deborah A. Farrington	7,855,876	21,079
David G. Hall	7,020,324	856,631
Michael R. Haynes	6,952,827	924,128
A. J. “Bert” Moyer	7,855,879	21,076
Van D. Simmons	7,315,258	561,697
Bruce A. Stevens	7,481,651	395,304

Adoption of 2006 Stock Incentive Plan. Approval of the adoption of the 2006 Equity Incentive Plan required the affirmative vote of a majority of the shares that were present, in person or by proxy, and were voted at the Annual Meeting on this proposal. Abstentions on this proposal had the same effect as a vote against it. Broker non-votes, which has totaled 2,483,790 with respect to this proposal, were treated as if they had not been voted and, therefore, except for quorum purposes, were not be counted in determining whether this proposal was approved. The proposal to adopt the 2006 Equity Incentive Plan was approved by the Company’s stockholders by the following vote:

	Number of Shares Voted	Percent of Shares Voted
Votes For	5,059,774	94%
Votes Against	320,992	6%
Abstentions	12,399	0%

Ratification of Independent Public Accounting Firm. Approval of the ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year ending June 30, 2007 required the affirmative vote of the majority of the shares that were present, in person or by proxy and were voted on at the Annual Meeting. The ratification was approved by the Company’s stockholders by the following vote:

	Number of Shares	Percent of Shares Voted
Votes For	7,833,924	99.5%
Votes Against	2,043	—
Abstentions	40,988	0.5%

As this proposal was uncontested, there were no broker non-votes with respect to this proposal.

ITEM 6.	EXHI BITS

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNAT URES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 9, 2007	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 9, 2007	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBI TS

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