Form 10-Q
period 2007-03-31
COLLECTORS UNIVERSE INC
filed 2007-05-10
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES [ ] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2007
Common Stock $.001 Par Value	8,463,711

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005 and 2006 and for the Nine Months Ended March 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
	Forward Looking Statements	25
	Our Business	25
	Overview of Results of Operation for the Three and Nine Months Ended March 31, 2007	26
	Factors That Can Affect Our Financial Position and Operating Results	27
	Critical Accounting Policies and Estimates	28
	Results of Operations-Three and Nine Months Ended March 31, 2007 versus Three and Nine Months Ended March 31, 2006	31
	Liquidity and Capital Resources	36
	Recent Accounting Pronouncements	38
	Risks and Uncertainties That Could Affect Our Future Financial Performance	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II	Other Information
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Securities and Use of Proceeds	42
Item 6.	Exhibits	42
SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS
Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,075	$52,110
Accounts receivable, net of allowance for doubtful accounts of $67 (March) and $37 (June)	1,609	1,753
Inventories, net	467	437
Prepaid expenses and other current assets	1,397	1,010
Customer notes receivable, net of allowance of $22 (March) and $16 (June)	2,180	3,797
Deferred tax assets	1,010	1,414
Receivables from sale of net assets of discontinued operations	92	196
Current assets of discontinued operations held for sale	54	83
Total current assets	49,884	60,800
Property and equipment, net	3,920	1,897
Goodwill	15,104	9,799
Intangible assets, net	7,249	4,674
Note receivable from sale of discontinued operations	252	321
Deferred tax assets	810	342
Other assets	519	388
	$77,738	$78,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,351	$907
Accrued liabilities	2,045	2,043
Accrued compensation and benefits	1,208	1,075
Income taxes payable	5	496
Deferred revenue	2,144	1,384
Current liabilities of discontinued operations held for sale	7	8
Total current liabilities	6,760	5,913
Deferred rent	475	402
Other long-term liabilities	40	-
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; 8,464 issued and outstanding at March 31, 2007 and 8,350 (net of treasury shares) at June 30, 2006	9	8
Additional paid-in capital	76,451	76,909
Accumulated deficit	(5,997)	(3,990)
Treasury stock, at cost (125 shares)	-	(1,021)
Total stockholders' equity	70,463	71,906
	$77,738	$78,221

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues	$11,081	$10,022	$29,772	$26,294
Cost of revenues	5,138	4,088	13,861	10,578
Gross profit	5,943	5,934	15,911	15,716
Operating expenses:
Selling and marketing expenses	2,411	1,378	5,106	3,386
General and administrative expenses	3,729	3,152	11,389	9,343
Amortization of intangible assets	219	102	577	157
Total operating expenses	6,359	4,632	17,072	12,886
Operating income (loss)	(416)	1,302	(1,161)	2,830
Interest income, net	511	588	1,624	1,738
Other income	2	8	8	24
Income before income taxes	97	1,898	471	4,592
Provision for income taxes	165	804	336	1,965
Income (loss) from continuing operations	(68)	1,094	135	2,627
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	99	-	190	169
Net income	$31	$1,094	$325	$2,796

Net income per basic share:
Income (loss) from continuing operations	$(0.01)	$0.13	$0.02	$0.31
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.01	-	0.02	0.02
Net income	$-	$0.13	$0.04	$0.33

Net income per diluted share:
Income (loss) from continuing operations	$(0.01)	$0.12	$0.02	$0.30
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	0.01	-	0.02	0.02
Net income	$-	$0.12	$0.04	$0.32

Weighted average shares outstanding:
Basic	8,381	8,485	8,346	8,486
Diluted	8,587	8,822	8,612	8,807
Dividends declared per common share	$-	$-	$0.28	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
unaudited
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total
Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366
Issuance of common stock in public offering (net of expenses)	2,196	2	35,655	-	-	-	35,657
Exercise of stock options	71	1	283	-	-	-	284
Tax benefit on exercise of stock options	-	-	338	-	-	-	338
Issuances of stock under stock purchase plan and related compensation expense	5	-	103	-	-	-	103
Net income	-	-	-	4,818	-	-	4,818
Balance at June 30, 2005	8,610	9	78,594	(7,016)	(125)	(1,021)	70,566

Exercise of stock options	47	-	243	-	-	-	243
Stock-based compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid to common stockholders	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	8	76,909	(3,990)	(125)	(1,021)	71,906

Exercise of stock options	147	1	228	-	-	-	229
Tax benefit on exercise of stock options	-	-	623	-	-	-	623
Issuances of restricted stock and related stock-based compensation expense	39	-	104	-	-	-	104
Repurchase of common stock	(72)	-	(949)	-	-	-	(949)
Stock-based compensation expense-options	-	-	557	-	-	-	557
Dividends paid to common stockholders	-	-	-	(2,332)	-	-	(2,332)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Net income for nine months ended March 31, 2007	-	-	-	325	-	-	325
Balance at March 31, 2007	8,464	$9	$76,451	$(5,997)	-	$-	$70,463

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$325	$2,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,332	621
Loss on disposal of fixed assets	-	3
Loss on termination of sublease	-	83
Stock-based compensation expense	661	398
Tax benefit from exercising of stock options	623	-
Provision for bad debts and credits	33	49
Provision for inventory write down	1	47
Discontinued operations	(190)	(169)
Deferred income taxes	(201)	1,485
Changes in operating assets and liabilities:
Accounts receivable	213	(32)
Inventories	(21)	(46)
Prepaid expenses and other current assets	(602)	(302)
Income taxes payable	(579)	610
Other assets	(80)	(36)
Accounts payable	365	(174)
Accrued liabilities	(44)	-
Deferred rent and other long-term liabilities	74	(50)
Accrued compensation and benefits	133	(343)
Deferred revenue	295	487
Short-term investments	-	(7,602)
Net cash provided by (used in) operating activities	2,338	(2,175)
Net cash provided by operating activities of discontinued businesses	65	200

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,590)	(1,090)
Purchase of businesses, net of cash acquired	(6,316)	(14,554)
Advances on customer notes receivable	(3,052)	(3,524)
Proceeds from collection of customer notes receivable	4,784	1,604
Purchase of patents and other intangible assets	(352)	-
Capitalized software	(1,184)	(121)
Cash received on sale of discontinued businesses	324	358
Net cash used in investing activities	(8,386)	(17,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	229	132
Payments for retirement of common stock	(949)	(703)
Dividends paid to common stockholders	(2,332)	-
Net cash used in financing activities	(3,052)	(571)

Net decrease in cash and cash equivalents	(9,035)	(19,873)
Cash and cash equivalents at beginning of period	52,110	65,439
Cash and cash equivalents at end of period	$43,075	$45,566
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15	$12
Income taxes paid	$868	$93

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$-	$515
Purchase price	$-	$515

Effective September 2, 2005, the Company acquired Certified Coin Exchange (CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(18)
Deferred taxes recognized at acquisition	-	(379)
Intangible assets	-	947
Fair value of CTP, including net assets	-	600
Goodwill	-	1,200
Purchase price, net of cash acquired	$-	$2,350

Effective November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	$-	$119
Intangible assets	-	53
Goodwill	-	3,067
Purchase price, net of cash acquired	$-	$3,239

Effective December 22, 2005, the Company acquired the business of Gemprint Corporation in a transaction summarized as follows:
Fair value of net assets acquired	$-	$96
Intangible assets	-	3,444
Goodwill	1	5,021
Purchase price, net of cash acquired	$1	$8,561

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(470)	$-
Intangible assets	988	-
Goodwill	1,907	-
Purchase price, net of cash acquired	$2,425	$-

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. (AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(16)	$-
Deferred tax liability recognized at acquisition	(137)	-
Intangible assets	646	-
Goodwill	3,397	-
Purchase price, net of cash acquired	$3,890	$-

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Stockholders’ Equity and Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Amounts related to disclosure of June 30, 2006 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Form 10-K.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. The Company does not believe there has been any impairment of its long-lived assets as of March 31, 2007.

Stock-Based Compensation

At June 30, 2006, the Company had three stock-based compensation plans. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. During the second quarter of fiscal 2007, the three plans in effect at June 30, 2006 were consolidated into a single plan, the 2006 Equity Incentive Plan (“2006 Plan”). Pursuant to the 2006 Plan, up to 1,355,000 shares of the Company’s common stock may be issued as a result of grants of stock options, restricted stock purchase rights, stock appreciation rights and restricted stock, of which a total of approximately 423,000 are remaining for future grants.

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

	Three Months Ended March 31, (in thousands)		Nine Months Ended March 31, (in thousands)
	2007	2006	2007	2006
Included in:
Cost of revenues	$77	$56	$229	$168
Selling and marketing expenses	3	1	6	3
General and administrative expenses(1)	161	76	426	227
Pre-tax stock-based compensation expense	$241	$133	$661	$398

(1)
Includes $66,000 and $104,000 in the three and nine months ended March 31, 2007, respectively, and $0 for the three and nine months ended March 31, 2006 for amortization of deferred compensation expense related to issuance of restricted stock (see below).

For the nine months ended March 31, 2006 and 2007, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 4% and 10.5%, respectively.

During the fourth quarter of fiscal year 2006, the Company reviewed its assumptions, both current and historical, used in connection with the determination of stock-based compensation in accordance with the Black-Scholes option pricing model. The expected option term and the resultant volatility percentage and the risk-free rate assumptions were modified, which resulted in a correcting adjustment requiring additional compensation expense in the fourth quarter of fiscal 2006 of approximately $105,000. The estimated forfeiture rate was increased from 4% to 10.5%, and the expected term of options was increased to a weighted average of 5.0 years from a previous weighted average estimate of 2.0 years, both of which we believe were erroneously determined by us. The annual volatility percentage was reduced from approximately 75% to a range of 58% to 68%, depending on the estimated expected term of the option.

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

We granted options to purchase 10,000 shares of common stock during the three month period ended March 31, 2007; whereas, we granted no options during the corresponding three months of the prior year. We used the Black-Scholes option pricing model to determine the fair value of those option grants using the assumptions set forth in the following table (which reflect the adjustments described above):

	Three Months Ended March 31		Nine Months Ended March 31,
	2007	2006	2007	2006
Dividend yield	3.4%	-	2.5%	-
Expected volatility	49.0%	-	51.1%	61.0%
Risk-free interest rate	4.7%	-	4.6%	3.9%
Expected lives	5.1 yrs.	-	5.1 yrs.	5.1 yrs.

Because the Company paid its first quarterly dividend of $0.08 per common share in the fourth quarter of fiscal 2006 and increased the dividend to $0.12 per quarter beginning with the third quarter of fiscal year 2007, the Company assumed a dividend yield of approximately 2.3% for stock option grants issued in the fourth quarter of fiscal year 2006 and assumed 3.4% and 2.5% for the three and nine months ended March 31, 2007, respectively, based on the current annualized dividend of $0.48 per share of common stock.

The following table presents information relative to the stock options outstanding under all equity option plans as of and for the nine months ended March 31, 2007. The closing price of our common stock as of March 31, 2007 was $14.01.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2006	889,000	$12.65
Granted	60,000	13.66
Exercised	(14,000)	3.87
Forfeited or cancelled	(13,000)	15.08
Outstanding at March 31, 2007	922,000	$12.82	6.64 yrs.	$2,642,000
Exercisable at March 31, 2007	607,000	$12.41	5.98 yrs.	$2,328,000
Unvested at March 31, 2007	315,000	$13.62	7.91 yrs.	$314,000
Expect to vest at March 31, 2007	247,000	$13.53	8.28 yrs.	$275,000

The weighted average grant-date fair value of options, determined by using the Black-Scholes option pricing model, granted during the nine months ended March 31, 2006 and 2007 were $7.20 and $5.58, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2007 were $106,000 and $132,000, respectively.

The 247,000 options that are expected to vest at March 31, 2007 are based on the current forfeiture rate of 10.5% and the remaining vesting terms of the 315,000 unvested options at March 31, 2007.

During the nine months ended March 31, 2007, approximately 56,000 options were vested with an aggregate fair value of approximately $378,000. During the nine months ended March 31, 2006, approximately 59,000 options were vested with an aggregate fair value of approximately $418,000.

In July 1997, we granted options to an individual to purchase 132,900 shares of our common stock at an exercise price of $1.32 as consideration for a five-year consulting agreement that commenced on July 1, 1997. These options became fully vested on December 31, 2001 and were fully exercised in January 2007. The activity relative to these options is not presented in the above table, as such options were previously issued to a consultant and the table above presents option activity relative to employees and non-employee directors.

On September 19, 2006, the Compensation Committee of the Board of Directors granted the Chief Executive Officer a restricted stock award of 26,200 shares that, subject to his continued employment with the Company, will vest over four equal annual installments commencing on September 19, 2007. Based on our stock closing price of $13.75 on that date of grant, the Company recorded the estimated aggregate intrinsic value of that award, in the amount of approximately $360,000, as deferred compensation in additional paid-in capital on the Condensed Consolidated Balance Sheets at March 31, 2007. That amount will be subject to amortization and, therefore, the Company expects to record compensation expense of approximately $90,000 per year over the four-year vesting period of that award. On December 29, 2006, the Compensation Committee of the Board of Directors authorized the issuance of restricted shares of common stock to its five outside directors such that each director received 2,612 shares of common stock in compensation for continuous service on the Board for a period of one year following December 5, 2006, at an aggregate deferred compensation expense of $175,000. In accordance with the 2006 Plan, 13,060 restricted shares were issued on December 29, 2006 at a market value equal to the closing price of $13.40 on that day and a deferred compensation expense of $175,000 was recorded as part of additional paid-in capital and is subject to amortization expense over the service period of one year. During the three and nine months ended March 31,

2007, approximately $44,000 and $56,000 were recognized as compensation expense, respectively, for directors’ restricted stock. As of March 31, 2007, none of the restricted shares have been forfeited, and 3,265 shares have been vested.

The following table presents the non-vested status of the restricted shares for the nine months ended March 31, 2007 and the weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2006	-	$-
Granted	39,260	13.63
Vested	(3,265)	13.40
Forfeited or Cancelled	-	-
Non-vested at March 31, 2007	35,995	$13.65

As of March 31, 2007, $1,798,000 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized over a weighted average remaining period of approximately 2.5 years.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances. At March 31, 2007, total cash and cash equivalents, were approximately $43.1 million and were comprised of money market funds of $41.8 million and approximately $1.3 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. Approximately $155,000, representing a federal income tax refund, was classified as part of accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2007. At March 31, 2007 and June 30, 2006, two and two customers accounted for approximately 33% and 31%, respectively, of total accounts receivable balances. The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances. Based on that review, the Company establishes an allowance for doubtful accounts, when necessary. The allowance for doubtful accounts receivable was $67,000 at March 31, 2007 and $37,000 at June 30, 2006.

Sources of Revenues. The authentication and grading of collectible coins accounted for approximately 57% and 54% of our net revenues in the three and nine months ended March 31, 2007, respectively, and 61% and 60% of our net revenues for the three and nine months ended March 31, 2006, respectively.

Customer Notes Receivables. At March 31, 2007, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers by CFC, totaled $2,058,000, net of a $22,000 allowance for uncollectible amounts, and two of those notes receivable represented 82% of the total principal amounts outstanding. During the nine months ended March 31, 2007, the Company made short-term advances to and recorded cash collections from these two customers in the aggregate amounts of $1,799,000 and $1,203,000, respectively. In total, for CFC, the Company made short-term advances of $3,052,000 and recorded cash collections of $4,784,000 during the nine months ended March 31, 2007. The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances. At June 30, 2006 and March 31, 2007 allowances of $16,000 and $22,000, respectively, reflected a deficiency in collateral value securing the notes of one customer. In addition to the principal amount of $2,058,000 for CFC, the Company recorded a note receivable from a customer in September 2006 that matures in December 2007 in the principal amount of $132,000.
The stated interest rate on the note was 0%; as a result, the Company discounted the note to a carrying value of approximately $114,000 at September 30, 2006 using an imputed interest rate, per annum, of 11.25%, which is the interest rate per annum that applied to similar note receivables held by CFC. During the nine months ended March 31,
2007, $8,000 was recorded as interest income, and, accordingly, the carrying value of the note receivable was increased to $122,000.

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

During the nine months ended March 31, 2007, the Company completed the acquisition of two businesses and the purchase of an asset which resulted in the acquisition of goodwill and intangible assets with indefinite lives, totaling approximately $5,304,000 and $656,000, respectively. The Company also acquired through business acquisitions during the same nine month period, approximately $1,312,000 of intangible assets with definite lives. Separately, the Company capitalized $1,184,000 of certain internally-developed software costs during the nine months ended March 31, 2007. Of the $1,184,000 capitalized, approximately $407,000 was capitalized during the three months ended March 31, 2007. Both the acquired intangible assets and the internally-developed software are subject to amortization over their remaining useful lives (see also related discussion in note 2).

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the balance sheets as of June 30, 2006 and March 31, 2007 in thousands of dollars:

	Coins	CGAL & Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2006	$515	$8,168	$-	$-	$1,116	$9,799
Acquired during FY2007:
AGL	-	-	3,397	-	-	3,397
Expos Unlimited	-	-	-	1,907	-	1,907
Purchase price adjustment since June 30, 2006:
Gemprint	-	1	-	-	-	1
Balance at March 31, 2007	$515	$8,169	$3,397	$1,907	$1,116	$15,104

Intangible Assets, Net:
Balance at June 30, 2006	$29	$3,365	$-	$-	$1,280	$4,674
Acquired during FY2007 with indefinite lives:
AGL Acquisition	-	-	522	-	-	522
Expos Unlimited	-	-	-	134	-	134

Acquired during FY2007 with definite lives:
AGL	-	-	124	-	-	124
Expos Unlimited	-	-	-	854	-	854
Diamond I.D.	-	332	-	-	-	332
CCE	-	-	-	-	2	2
Capitalized software costs during FY2007	-	-	-	-	1,184	1,184
Less: amortization for FY2007	(29)	(220)	(14)	(66)	(248)	(577)
Balance at March 31, 2007	$-	$3,477	$632	$922	$2,218	$7,249

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Condensed Consolidated Balance Sheets is estimated to be as follows at March 31, 2007:

2007 (for Q4)	$275,000
2008	$991,000
2009	$966,000
2010	$794,000
2011	$429,000

Approximately $11.0 million of the $15.1 million classified as goodwill on the Condensed Consolidated Balance Sheets at March 31, 2007 is amortizable and deductible for tax purposes over a period of 15 years.

Stock Buyback

During the nine months ended March 31, 2007, the Company repurchased a total of 72,517 shares of its common stock in the open market and, as a result, recorded reductions of additional paid-in capital of approximately $949,000. There were no share repurchases in the three months ended March 31, 2007. In the third quarter of fiscal year 2006, we purchased 50,000 shares in the open market and, as a result, recorded reductions of additional paid-in capital of $700,000.

Retirement of Treasury Shares

On September 19, 2006, the Board of Directors approved the retirement of 125,000 treasury shares presented on the Condensed Consolidated Balance Sheets at June 30, 2006 in the amount of $1,021,000. The transaction was finalized in October 2006 and the Company retired those shares during the second quarter of fiscal year 2007.

Dividends

On May 31, 2006, the Company announced that its Board of Directors adopted a dividend policy that called for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share per quarter. At the same time, the Board of Directors declared the first of the quarterly cash dividends under this policy of $0.08 per share, which was paid on June 28, 2006 in the aggregate amount of $674,000 to stockholders of record on June 14, 2006. Similarly, pursuant to that dividend policy, dividend payments of $0.08 per share were paid on September 12, 2006 in the aggregate amount of approximately $668,000, and on December 13, 2006, in the aggregate amount of approximately $665,000. On December 5, 2006, the Board of Directors authorized an increase in the quarterly dividend from $0.08 per share of common stock to $0.12 per share and declared a dividend in that amount to be paid for the third quarter of fiscal year 2007. Accordingly, a dividend in the amount of approximately $999,000 was paid on January 17, 2007.

Capitalized Software

Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized to expense on a straight-line basis over the useful life of the software. For the three and nine months ended March 31, 2007, the Company capitalized software development costs of $407,000 and $1,184,000, respectively. During the three and nine months ended March 31, 2006, approximately $121,000 was capitalized as internally-developed software. During the three and nine month periods ended March 31, 2007, approximately $54,000 and $81,000 were recorded as amortization expense related to completed software projects, respectively. During the same periods in fiscal year 2006, no amortization expense was recorded. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs. As of March 31, 2007, management believes that no such impairments have occurred.

     Advertising Costs

We expense advertising costs as part of selling and marketing expenses on the Condensed Consolidated Statements of Operations as incurred. During the three and nine months ended March 31, 2007, we incurred approximately $380,000 and $710,000, respectively, for media and co-op advertising. During the corresponding periods of fiscal year 2006, we incurred approximately $216,000 and $416,000, respectively, for media and co-op advertising.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency in the manner in which registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” method and the “iron curtain” method, respectively. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on this income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on this balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect SAB 108 to have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. As described above, we do not expect that the adoption of SFAS No. 157 or No. 159 will have a material impact on our financial position or results of operations.

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

The Company was required to purchase CTP as a condition to its acquisition of CCE. At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and effective November 30, 2005, disposed of CTP. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CTP from the date of its acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the consolidated statement of operations for the nine months ended March 31, 2006, and a loss on the sale of CTP was included in the gain on the sale of discontinued operations for the nine months ended March 31, 2006 (see note 7 below).

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab, LLC, a forensic gemological certification and grading laboratory. As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory and all publishing and other rights to Palmieri’s Market Monitor, an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”). The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor, plus the assumption of $50,000 of certain transaction-related costs.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation. These assets consisted primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology. The Company paid a purchase price for that business and those assets consisting of $7,500,000 in cash, and assumed certain pre-acquisition liabilities and a lease commitment at closing, and agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.

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

Effective July 1, 2006, the Company acquired the business of Expos Unlimited LLC (“Expos”), a trade show management company that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions. The purchase price for this business was $2,400,000 in cash. Based on the future revenues of Expos, the Company may be obligated to make contingent payments up to an aggregate of $750,000 after five years, or July 2011. The Company completed an initial and preliminary purchase price allocation based upon an acquisition price of $2,400,000 and other direct costs of approximately $75,000. A third party valuation firm has assisted management with performing the valuation analysis of the intangible assets acquired, and a preliminary fair value of $988,000 has been assigned to identifiable intangible assets, and $193,000 and $613,000 has been allocated to net assets acquired and assumed liabilities, respectively. Under the purchase method of accounting for business combinations, the excess of the purchase price over the fair values of net assets acquired and liabilities assumed, which totals $1,907,000, was recorded as goodwill during the nine months ended March 31, 2007. During the fourth quarter of fiscal year 2007, the Company expects to finalize the purchase price allocation for this acquisition, which may result in a cumulative adjustment to amortization expense for identifiable intangible assets with definite lives and adjustments to the carrying values of goodwill and intangible assets. The Company, which authenticates and grades collectibles at trade shows as part of its collectibles authentication and grading business, believes that there exists synergistic benefits between the Company’s core collectibles authentication and grading businesses and the Expos collectibles trade show businesses.

On August 18, 2006, the Company acquired American Gemological Laboratories (“AGL”), an international forensic colored gemstone certification and grading laboratory. AGL is a third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auctions and by jewelry retailers. The Company paid an acquisition price of $3,500,000 in cash for AGL, and, depending on AGL’s future revenues, may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the next five years. The Company also completed an initial and preliminary purchase price allocation based on the AGL acquisition price of $3,500,000, plus approximately $231,000 of other directly-related costs and $214,000 representing a payment to settle a loan obligation of AGL to the seller of AGL. A third party valuation firm has assisted management with performing the valuation analysis of the intangible assets acquired and a preliminary fair value of $646,000 has been assigned to identifiable intangible assets. Approximately $108,000 and $206,000 were allocated to net assets acquired and liabilities assumed, respectively. Included within the $646,000 allocated to intangible assets is an estimated amount of $500,000 in connection with a colored gemstone reference set with an indefinite remaining life. The excess of the purchase price over the fair value of the net assets acquired, including intangible assets and liabilities assumed, is recorded as goodwill on the Condensed Consolidated Balance Sheets. The Company expects to complete the purchase price allocation within the current fiscal year, which may result in adjustments to the carrying values of acquired intangible assets and goodwill, and may result in a cumulative adjustment to amortization expense that has been recorded since the first quarter of the current fiscal year. The amount of $3,397,000 recorded as goodwill related to AGL as of March 31, 2007 is based on the
Company’s expectations that future growth and profit opportunities exist in this underdeveloped market segment.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

On September 21, 2006, the Company acquired an existing patent and other intangible assets from Diamond I.D., Inc. (“DID”) for $332,000, which includes other direct costs of approximately $37,000, and presented these assets as part of intangible assets, net, on the Condensed Consolidated Balance Sheets at March 31, 2007. The acquisition of those assets did not constitute a business combination. In the three and nine months ended March 31, 2007, approximately $11,000 and $22,000, respectively, were recorded as amortization expense with respect to the assets acquired.

The Company has performed an initial and preliminary purchase price allocation with respect to Expos and AGL as set forth in the following table.

	Expos	AGL	DID	Total
Cost of Investment:
Purchase Price	$2,400	$3,500	$295	$6,195
Other direct costs	75	181	37	293
Investment banking fees	-	50	-	50
Liability assumed	-	214	-	214
	2,475	3,945	332	6,752
Value Assigned to Assets and Liabilities:
Current assets	135	108	-	243
Current liabilities	(147)	(69)	-	(216)
Customer deposits	(466)	-	-	(466)
Property, plant and equipment	57	-	-	57
Other assets	1	-	-	1
Deferred tax liabilities	-	(137)	-	(137)

Intangible Assets with Finite Lives:
Exhibitor list	681	-	-	681
Website	25	25	-	50
Contract	49	-	-	49
Covenant not to compete	-	81	32	113
Patent	-	-	300	300
Trade name	99	18	-	117

Intangible Assets with Indefinite Lives:
Database	134	-	-	134
Reference set	-	500	-	500
Customer list	-	22	-	22
Excess of purchase price over fair value of net assets acquired (goodwill)	$1,907	$3,397	$-	$5,304

The following table is intended to show, on a pro forma basis, the effect that the operations of Expos, and AGL would have had on our consolidated results of operations for the three and nine month periods ended March 31, 2007 and 2006 had those businesses been acquired by us as of July 1, 2005, instead of their actual dates of acquisition in the first quarter of fiscal year 2007. In addition, the fiscal year 2006 acquisitions of GCAL, Gemprint and CCE are included, on a pro forma basis, for the entire three and nine month periods ended March 31, 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$11,081	$10,705	$29,849	$28,175
Operating income (loss)	(416)	1,354	(1,161)	2,751
Interest income, net	511	520	1,603	1,418
Other income	2	10	8	26
Income before provision for income taxes	97	1,884	450	4,195
Provision for income taxes	165	798	328	1,799
Income (loss) from continuing operations	(68)	1,086	122	2,396
Income from discontinued operations	99	-	190	182
Net income	$31	$1,086	$312	$2,578

Net income per basic share:
Income (loss) from continuing operations	$(0.01)	$0.13	$0.01	$0.28
Income from discontinued operations	$0.01	$-	$0.03	$0.02
Net income	$-	$0.13	$0.04	$0.30

Net income per diluted share:
Income (loss) from continuing operations	$(0.01)	$0.12	$0.01	$0.27
Income from discontinued operations	$0.01	$-	$0.03	$0.02
Net income	$-	$0.12	$0.04	$0.29

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

3.    CASH AND CASH EQUIVALENTS

At March 31, 2007, we had approximately $41.8 million of our cash and cash equivalents invested primarily in money market funds. At June 30, 2006, the Company’s cash, cash equivalent and short-term investment balances were primarily invested in high-quality commercial paper and certificates of deposit issued by U.S. or foreign companies, auction rate securities, money market funds, a municipal bond and bank certificates of deposit. Under the Company’s investment policy, the minimum credit quality of the commercial paper portfolio funds in a money market account must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days. Such trading securities were carried at market value in the accompanying condensed consolidated balance sheets at March 31, 2007 and June 30, 2006. Unrealized gains on such trading securities were approximately $130,000 and $0 as of March 31, 2006 and 2007, respectively.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	March 31,	June 30,
	2007	2006
Coins	$325	$346
Other collectibles	31	37
Grading raw materials consumable inventory	207	160
	563	543
Less inventory reserve	(96)	(106)
Inventories, net	$467	$437

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	March 31,	June 30,
	2007	2006
Coins, stamp and diamond grading reference sets	$218	$62
Computer hardware and equipment	1,563	1,271
Computer software	1,022	972
Equipment	3,051	2,020
Furniture and office equipment	1,016	793
Leasehold improvements	1,497	607
Trading card reference library	52	52
	8,419	5,777
Less accumulated depreciation and amortization	(4,499)	(3,880)
Property and equipment, net	$3,920	$1,897

6    ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	March 31,	June 30,
	2007	2006
Warranty costs	$730	$710
Professional fees	172	189
Other	1,143	1,144
	$2,045	$2,043

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2007 and 2006 (in thousands):

	(in thousands)
	Nine Months Ended March 31,	Nine Months Ended March 31,
	2007	2006
Warranty reserve, beginning of period	$710	$609
Charged to cost of revenue	288	329
Payments	(268)	(300)
Warranty reserve, end of period	$730	$638

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses. Therefore, in accordance with SFAS No. 144, the assets and related liabilities of those collectible sales businesses, are classified as held for sale and the related operating results are classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets at March 31, 2007 and June 30, 2006 and Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2007 and 2006. The Company sold or otherwise disposed of all of its collectibles auctions and direct sales businesses prior to the beginning of the quarter ended March 31, 2005, but elected to retain, and has been liquidating, the remaining inventories, accounts receivable and liabilities of those businesses.

The operating results of the discontinued collectible sales businesses that are included in the accompanying consolidated condensed statements of operations, are as follows:

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenues	$5	$6	$54	$319
Income (loss) before income taxes	22	(14)	63	44
Gain on sale of discontinued businesses	101	14	252	313
	123	-	315	357
Income tax expense	(24)	-	(125)	(188)
Income from discontinued operations	$99	$-	$190	$169

The gains realized on sales of discontinued businesses in the three and nine month periods ended March 31, 2007 and 2006 related to contingent consideration that became determinable in those periods.

The following table contains summary balance sheet information with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying Condensed Consolidated Balance Sheets:

	(in thousands)
	March 31, 2007	June 30, 2006
Current assets:
Accounts receivable	$-	$10
Inventories	16	37
Notes receivable	38	36
	$54	$83

Current liabilities:
Consignors payable	$1	$1
Other current liabilities	6	7
	$7	$8

8.        INCOME TAXES

The income tax expense was provided for at a rate of 71% for the three and nine month periods ended March 31, 2007, respectively, and at 43% for the corresponding periods ending March 31, 2006. The increased rate for the nine months ended March 31, 2007, as compared to the same nine month period in 2006, is primarily related to a higher estimate for non-deductible stock-based compensation expense for the full fiscal year 2007 as compared to the same estimate for fiscal year 2006 and lower pre-tax income in the three and nine months ended March 31, 2007, compared to the same periods of the prior year.

9.	NET INCOME PER SHARE

Net income per share is determined in accordance with SFAS No. 128, Earnings Per Share. Net income per share for the three and nine months ended March 31, 2007 and 2006, respectively, are presented as follows:

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(68)	$1,094	$135	$2,627
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	99	-	190	169
Net income	$31	$1,094	$325	$2,796

NET INCOME PER SHARE-BASIC:
Income (loss) from continuing operations	$(0.01)	$0.13	$0.02	$0.31
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$0.01	$-	$0.02	$0.02
Total	$-	$0.13	$0.04	$0.33

NET INCOME PER SHARE-DILUTED:
Income (loss) from continuing operations	$(0.01)	$0.12	$0.02	$0.30
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$0.01	$-	$0.02	0.02
Total	$-	$0.12	$0.04	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,381	8,485	8,346	8,486
Effect of dilutive shares	206	337	266	321
Diluted	8,587	8,822	8,612	8,807

Options and warrants to purchase approximately 736,000 and 631,000 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price for the respective periods and were anti-dilutive. For the nine months ended March 31, 2007 and 2006, 736,000 and 726,000 options and warrants were not included in the computation of diluted earnings per share, respectively, as they were anti-dilutive.

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three and nine month periods ended March 31, 2007 and 2006. Net identifiable assets and goodwill are provided by business segment as of March 31, 2007 and June 30, 2006. For the three and nine month periods ended March 31, 2007, approximately $429,000 and $2,141,000, respectively, was spent to expand and equip the operating facilities for GCAL and AGL, which comprise the Jewelry segment. All of our sales and identifiable assets are located in the United States.

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2007	2006	2007	2006
Coins	$6,793	$6,511	$17,279	$16,814
Sportscards	2,156	2,177	6,507	6,247
Jewelry	270	172	936	255
Other	1,862	1,162	5,050	2,978
Total revenue	$11,081	$10,022	$29,772	$26,294
Amortization and depreciation:
Coins	$72	$27	$148	$76
Sportscards	22	15	64	52
Jewelry	190	87	477	92
Other	121	157	408	198
Total	405	286	1,097	418
Unallocated amortization and depreciation	75	74	235	203
Consolidated amortization and depreciation	$480	$360	$1,332	$621
Stock-based compensation:
Coins	$55	$29	$168	$88
Sportscards	3	2	23	7
Jewelry	2	-	4	-
Other	25	32	76	94
Total	85	63	271	189
Unallocated stock-based compensation	156	70	390	209
Consolidated stock-based compensation	$241	$133	$661	$398
Operating income (loss) before unallocated expenses:
Coins	$2,976	$3,192	$7,098	$7,945
Sportscards	292	328	1,044	686
Jewelry	(1,845)	(541)	(3,387)	(589)
Other	186	3	333	(29)
Total	1,609	2,982	5,088	8,013
Unallocated operating expenses	(2,025)	(1,680)	(6,249)	(5,183)
Consolidated operating income (loss)	$(416)	$1,302	$(1,161)	$2,830

	At March 31,	At June 30,
Identifiable Assets:	2007	2006
Coins	$2,385	$2,647
Sportscards	646	541
Jewelry	19,035	12,611
Other	7,923	6,284
Total	29,989	22,083
Unallocated assets	47,749	56,138
Consolidated assets	$77,738	$78,221

	At March 31,	At June 30,
Goodwill:	2007	2006
Coins	$515	$515
Jewelry	11,566	8,168
Other	3,023	1,116
Consolidated goodwill	$15,104	$9,799

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral). At June 30, 2006 and March 31, 2007, the amount outstanding under this line of credit was $0.

Costs of approximately $340,000 (comprising a loan agreement fee, bank fees and legal fees) were incurred in connection with the establishment of this line of credit. These costs were capitalized and are being amortized to net revenue over a two-year period in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006. The unamortized amount of such costs is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2007 and June 30, 2006. On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year. The Company was in compliance with all covenants at March 31, 2007 and received the required consents form the lender for the purchases of Expos Unlimited and American Gemological Laboratory, repurchase of the Company’s common stock and the payment of dividends beginning with the fourth quarter of fiscal year 2006 to the third quarter of 2007.

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

In December 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he is entitled to statutory damages equal to $750 for each use of his name by the Company, or more than $10 million in total. Miller filed an opening brief with the appellate court in August 2006, and various responsive briefs were filed through April 2007. Our current expectation is that the Court will schedule a hearing for the appeal between the third and fourth calendar quarters of 2007.

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

13.	SUBSEQUENT EVENT

              On May 10, 2007, the Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of common stock; or in the aggregate amount of
               $1,016,000, to be paid on June 7, 2007 to stockholders of record as of May 24, 2007.

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

Our Business

Collectors Universe, Inc. (the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and vintage U.S. currency notes and to sellers and purchasers of diamonds, colored gemstones and other high-value assets. We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; fees from the sale of collectors’ club memberships, subscription revenues related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and revenues from the collectibles trade shows and conventions that we conduct.

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

Discontinued Operations. As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations. During the nine months ended March 31, 2007, we generated cash of $389,000 from the sales of our discontinued collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales. As a result, at March 31, 2007, the remaining assets of those businesses, which we are in the process of liquidating, totaled approximately $54,000, as compared to $83,000 at June 30, 2006.

Overview of Results of Operation for the Three and Nine Months Ended March 31, 2007

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim condensed consolidated statements of operations (included earlier in this report) for the respective periods indicated below:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.4%	40.8%	46.6%	40.2%
Gross profit	53.6%	59.2%	53.4%	59.8%
Operating expenses:
Selling and marketing expenses	21.8%	13.7%	17.1%	12.9%
General and administrative expenses	33.6%	31.5%	38.3%	35.5%
Amortization of intangible assets	2.0%	1.0%	1.9%	0.6%
Total operating expenses	57.4%	46.2%	57.3%	49.0%
Operating income (loss)	(3.8%)	13.0%	(3.9%)	10.8%
Interest income, net	4.6%	5.9%	5.5%	6.6%
Other income	0.1%	0.1%	-	0.1%
Income before provision for income taxes	0.9%	19.0%	1.6%	17.5%
Provision for income taxes	1.5%	8.0%	1.1%	7.5%
Income from continuing operations after income taxes	(0.6%)	11.0%	0.5%	10.0%
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.9%	-	0.6%	0.6%
Net income	0.3%	11.0%	1.1%	10.6%

Net revenues in the three and nine months ended March 31, 2007 increased by 10.6% and 13.2%, respectively, as compared to the same respective periods of the prior fiscal year, due to increased grading and authentication fees of 6.1% and 7.0% in the three and nine months ended March 31, 2007, respectively, earned by our existing grading businesses and our newer diamond and color gemstone businesses, as well as increases of 49.4% and 68.5% in our other related services in the three and nine months ended March 31, 2007, respectively. Such increases in other related services include revenues earned from the Company’s collectibles convention business, which we acquired effective July 1, 2006. However, notwithstanding the increases in net revenues, we incurred operating losses of $416,000 and $1,161,000, respectively, for the three and nine months ended March 31, 2007, as compared to operating income of $1,302,000 and $2,830,000 in the three and nine months ended March 31, 2006. These declines were attributable to a number of different factors, including the following: (i) increased operating losses of $648,000 and $2,025,000 for the three and nine months ended March 31, 2007 incurred by our diamond authentication and grading business, which we acquired in November 2005, and losses incurred of $654,000 and $769,000 for the three and nine months ended March 31, 2007 for our colored gemstone business, which we acquired in August, 2006, as we invest in and develop those businesses by, among other things, promoting our service offerings and increasing its authentication and grading capacity in anticipation of the growth of diamond and gemstone submissions in the future; (ii) decreases of $216,000 and $847,000, respectively, in the operating income of our coin grading business in the three and nine months ended March 31, 2007, due primarily to an increase in costs resulting from the addition of coin grading capacity in anticipation of increased volumes of submissions and to reduce turnaround times, and the fact that our operating results in the nine months ended March 31, 2006 benefited from the reversal of a compensation accrual in the amount of $194,000 due to the termination, during that period, of a long-term employment contract; and (iii) increased infrastructure-related costs of $182,000 and $469,000 in the three and nine months ended March 31, 2007, as we continued to upgrade and expand our internal systems to support increased business and entry into new markets. These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2007, are described in more detail below.

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

Our authentication and grading revenues, which accounted for approximately 85% of our total net revenues in the three and nine month periods ended March 31, 2007, are primarily affected by (i) the level of submission revenues among coins, sportscards and other collectibles and high-value assets; (ii) the mix of submission revenues between vintage or “classic” coins and sports cards, on the one hand, and modern coins and sportscards, on the other hand and (iii) in the case of coins and sports cards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times. Since, as a general rule, customers request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, the mix of submissions between vintage and modern collectibles also affects our net revenues.

Five of our coin authentication and grading customers accounted for approximately 22% and 15% of our total net revenues in the fiscal year ended June 30, 2006 and in the nine months ended March 31, 2007, respectively. As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability. During the nine months ended March 31, 2007, revenue earned from our trade show related activities decreased by approximately $700,000 as a result of lower submissions at trade shows by, primarily, these customers in the Company’s first fiscal quarter ended September 30, 2006. We believe that this decline was primarily the result of lower gold prices in the three months ended September 30, 2006, compared with the three months ended June 30, 2006, which reduced the volume of coin transactions and, therefore, the demand for our services at those shows.

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

Impact of Economic Conditions on Financial Performance. We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets. Accordingly, our operating results are affected by those market’s financial performance, which depends, to a great extent, on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the precious metals, primarily gold, and stock markets. These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles. Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which lead investors to increase their purchases of precious metals, such as gold bullion and other coins, and other collectibles, usually result in increases in submissions of collectibles for our services. By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective number of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three and nine months ended March 31, 2007 and 2006 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2007		2006		2007		2006
Coins	400,000	50.0%	474,000	56.0%	$365,597	84.0%	$577,693	93.0%
Sportscards	321,600	41.0%	315,000	37.0%	22,503	5.0%	18,288	3.0%
Autographs	39,800	5.0%	45,000	5.0%	5,488	1.0%	3,845	1.0%
Stamps	16,900	2.0%	10,000	1.0%	3,077	1.0%	5,430	1.0%
Currency	9,000	1.0%	9,000	1.0%	8,201	2.0%	8,208	1.0%
Diamonds*	5,100	1.0%	1,000	-	17,661	4.0%	9,740	1.0%
Colored Gemstones*	800	-	-	-	13,924	3.0%	-	-
Total	793,200	100.0%	854,000	100.0%	$436,451	100.0%	$623,204	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2007		2006		2007		2006
Coins	1,162,700	50.0%	1,226,000	54.0%	$1,153,192	83.0%	$1,208,616	91.0%
Sportscards	938,700	41.0%	873,000	38.0%	66,666	5.0%	53,358	4.0%
Autographs	117,800	5.0%	134,000	6.0%	20,114	1.0%	11,341	1.0%
Stamps	47,200	2.0%	26,200	1.0%	8,433	1.0%	13,752	1.0%
Currency	25,200	1.0%	23,300	1.0%	24,096	2.0%	31,433	2.0%
Diamonds*	20,000	1.0%	2,000	-	74,795	5.0%	19,703	1.0%
Colored Gemstones*	1,000	-	-	-	44,111	3.0%	-	-
Total	2,312,600	100.0%	2,284,500	100.0%	$1,391,407	100.0%	$1,338,203	100.0%

* We began offering diamond grading services for the first time in November 2005 and colored gemstone grading services for the first time in late August 2006.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of our assets, principally accounts and notes receivable and inventories, we must make judgments, estimates and assumptions, regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our accounts receivable or realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are based on current information available to us at that time. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

Grading Warranty Costs. We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade. However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it. We offer a similar limited warranty, of two years’ duration, on the diamonds we grade. We accrue for estimated warranty costs based on historical trends and related experience. To date our reserves have proved to be adequate. However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets. We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of an asset is impaired, we make an estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset. If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company does not believe there was any impairment of its long-lived assets as of March 31, 2007. There can be no assurance, however, that there will be no impairments of the Company’s long-lived assets in the future.

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

Capitalized Software. In the first three quarters of fiscal year 2007, we capitalized approximately $1,184,000 of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. During the nine months ended March 31, 2007, approximately $81,000 was recorded as amortization expense related to such capitalized software projects. We evaluate the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Results of Operations - Three and Nine Months Ended March 31, 2007 versus the Three and Nine Months Ended March 31, 2006

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets. Fees generated from the authentication and grading of collectibles include coins, sportscards, autographs, stamps and currency and for high-value assets, diamonds and colored gemstones. To a lesser extent, we generate other-related service revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promoting, managing and operating collectibles conventions. Net revenues are determined net of discounts and allowances.

The following table sets forth our total net revenues for the three and nine months ended March 31, 2007 and 2006, broken out between grading and authentication services and other related services:

	Three Months Ended March 31,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$9,526	86.0%	$8,981	89.6%	$545	6.1%
Other related services	1,555	14.0%	1,041	10.4%	514	49.4%
Total net revenues	$11,081	100.0%	$10,022	100.0%	$1,059	10.6%

	Nine Months Ended March 31,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$25,296	85.0%	$23,637	89.9%	$1,659	7.0%
Other related services	4,476	15.0%	2,657	10.1%	1,819	68.5%
Total net revenues	$29,772	100.0%	$26,294	100.0%	$3,478	13.2%

     The following tables set forth certain information regarding the increases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the numbers of collectibles and diamonds and colored gemstones that we authenticated and graded in the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006		2007 vs. 2006
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$6,793	61.3%	$6,511	65.0%	$282	4.3%	(74,000)	(15.6%)
Sportscards	2,156	19.5%	2,177	21.7%	(21)	(1.0%)	6,600	2.1%
Other (1)	2,132	19.2%	1,334	13.3%	798	59.8%	6,600	10.2%
Net Revenues	$11,081	100.0%	$10,022	100.0%	$1,059	10.6%	(60,800)	(7.1%)

	Nine Months Ended March 31,
	2007		2006		2007 vs. 2006
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$17,279	58.0%	$16,814	63.9%	$465	2.8%	(63,300)	(5.2%)
Sportscards	6,507	21.9%	6,247	23.8%	260	4.2%	65,700	7.5%
Other (1)	5,986	20.1%	3,233	12.3%	2,753	85.1%	25,700	14.0%
Net Revenues	$29,772	100.0%	$26,294	100.0%	$3,478	13.2%	28,100	1.2%

(1)
Consists of revenues from the authentication and grading of autographs, stamps, currency businesses and our CFC dealer financing business during all periods presented. Also includes revenues from (i) the CCE subscription business from September 2, 2005, (ii) the authentication and grading of diamonds from November 2005, when we completed our acquisition of GCAL, (iii) the collectibles convention business from July 2006, when we completed our acquisition of Expos, and (iv) the authentication and grading of colored gemstones from August 2006, when we completed our acquisition of AGL.

The $545,000 (6.1%) and $1,659,000 (7.0%) increase in grading and authentication fees earned in the three and nine months ended March 31, 2007 included an increase in coins and sportscards grading revenues as well as increases in revenues earned from the Company’s newer diamond and colored gemstone businesses. Coin grading and authentication revenues in the quarter and in the nine months of the current year increased 3.7% and 1.3% despite decreases of 15.6% and 5.2% in the number of coins graded in those periods compared to the same periods of the prior year, due to a change in the mix to higher average value services in the quarter and nine month periods. In the third quarter there was a lower level of First Strike submissions than the same period of the prior year. We believe, the reduction in the First Strike submissions was due to a number of factors, including a dispute relating to PCGS’s trademarked First Strike designation, which has been since resolved. The increase in sportcards grading revenues of 1.7% and 7.7% in the three and nine months ended March 31, 2007, respectively, was attributable to an increase in the number of units graded, primarily in the first six months of the year.

The increases in other related services of 49.4% and 68.5%, respectively, in the three and nine months ended March 31, 2007 were due primarily to (i) increased sales of club memberships and CCE subscriptions, (ii) an increase in interest earned as a result of an increase in the average amount of loans outstanding to dealers under our dealer finance program, and (iii) revenues generated by our collectibles convention business that was acquired effective July 1, 2006.

Our current expectation is that the First Strike program will recover as the dispute related to the First Strike designation has now been resolved; however, it is uncertain if revenues from such program will be concentrated in the Company’s third and fourth fiscal quarters in future periods, as in previous years, and if the level of revenues earned from such program will achieve the same levels of revenues earned in previous years.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing and other direct costs of our related revenues. In addition, costs of revenues include stock-based compensation earned by employees whose compensation is classified as part of the cost of authentication and grading revenues.

Set forth below is information regarding our gross profits in the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Gross profit	$5,943,000	$5,934,000	$15,911,000	$15,716,000
Gross profit margin	53.6%	59.2%	53.4%	59.8%

The declines in the gross profit margin in the three and nine months ended March 31, 2007, as compared to the same three and nine months of last year, were attributable to a number of different factors, including the following: (i) a decline in the gross margin on coin authentication and grading in both those periods due primarily to an increase in costs resulting from the addition of new coin grading capacity in anticipation of increased volumes of submissions and to reduce the turnaround times within which coins are authenticated and graded, and the fact that last year’s nine month period ended March 31, 2006 benefited from a reversal of a long-term compensation accrual for an employee that terminated his employment in that period; (ii) a decline in the gross margin realized on sportscard authentication and grading business, due primarily to a decrease in sportscard related advertising revenues and a lower average service fees earned due to the mix of services in the period; (iii) a change in the mix of our revenues to a lower proportion of coin authentication and grading revenues, on which we have historically realized higher margins than on the authentication and grading of other collectibles, as coin revenues represented approximately 61% and 58% of total net revenues in the three and nine months ended March 31, 2007, respectively, compared to approximately 65% and 64% of total net revenues in the three and nine months ended March 31, 2006, respectively; (iv) the early stage of our diamond and colored gemstone grading businesses as we build our diamond grading capacity in anticipation of increased revenues in future periods; and (v) stock-based compensation costs of $77,000 and $229,000 that were recognized as part of cost of revenues in the three and nine months ended March 31, 2007, respectively, compared with $56,000 and $168,000 in the three and nine months ended March 31, 2006.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third-party consulting costs. Set forth below is information regarding our selling and marketing expenses in the three and nine month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Selling and marketing expenses	$2,411,000	$1,378,000	$5,106,000	$3,386,000
Percent of net revenue	21.8%	13.7%	17.1%	12.9%

The increases of $1,033,000 and $1,720,000 in the dollar amounts of selling and marketing expenses in the three and nine months ended March 31, 2007, respectively, compared to the same periods of the prior fiscal year, were primarily attributable to (i) increased sales and marketing costs of $747,000 and $1,224,000 for the three and nine months, respectively, attributable to our new businesses, including our diamond grading business (which we acquired in November 2005), our colored gemstone business (which we acquired in August 2006), and our CCE subscription business (which we acquired in September 2005), (ii) increased sales and marketing costs of $94,000 and $256,000 for the three and nine months, respectively, for coins and sportscards for promotional activities as we focused more resources on our trade show programs, and (iii) general marketing cost increases, including increases in compensation costs resulting from the hiring of a chief marketing officer in November 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
General and administrative expenses	$3,729,000	$3,152,000	$11,389,000	$9,343,000
Percent of net revenues	33.6%	31.5%	38.3%	35.5%

The increases in G&A expenses of $577,000 and $2,046,000 in the three and nine months ended March 31, 2007, compared to the same three and nine months of last year, were primarily attributable to (i) expenses, totaling approximately $300,000 and $1,700,000, respectively, incurred in connection with initiatives to grow our recently acquired diamond, colored gemstone, and trade show businesses; (ii) increased costs of approximately $180,000 and $470,000, respectively, to upgrade and expand our internal systems to support an increased volume of business and entry into new markets; and (iii) increased business development costs of approximately $80,000 and $225,000, respectively, incurred in connection with our coin authentication and grading business. Such cost increases were partially offset by a reduction in litigation-related costs in the first and second quarters of fiscal 2007, compared to the same periods of fiscal 2006, during which we incurred legal fees and expenses in connection with the Miller trial. Stock-based compensation costs included in general and administrative expenses for the three and nine months ended March 31, 2007 were $161,000 and $426,000, respectively, compared with $76,000 and $227,000 for the three and nine months ended March 31, 2006, respectively.

Amortization of Intangible Assets
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Amortization expense	$219,000	$102,000	$577,000	$157,000
Percent of net revenues	2.0%	1.0%	1.9%	0.6%

The increases in the amortization expense are due to primarily to an increase in intangible assets that resulted from the business acquisitions that we consummated in fiscal year 2006 and in the first quarter of fiscal year 2007 and for the amortization of capitalized software. Such assets are being amortized over their estimated useful lives as described in note 1 to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

As discussed in note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation and in addition, recognized compensation expense related to the issuance of restricted stock, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2007	2006	2007	2006
Cost of revenues	$77,000	$56,000	$229,000	$168,000
Selling and marketing expenses	3,000	1,000	6,000	3,000
General and administrative expenses	161,000	76,000	426,000	227,000
	$241,000	$133,000	$661,000	$398,000

As discussed in the Company’s Form 10-K for the year ended June 30, 2006, during the fourth quarter of 2006 the Company determined that assumptions used in the Black-Scholes option pricing model, relating principally to the expected remaining terms of and the forfeiture rate for outstanding options, during the first three quarters of fiscal 2006, were incorrect. We determined that, as a result, the stock-based compensation expense recognized in each of the first three quarters of fiscal 2006 was understated by approximately $35,000, but that the understatement of that expense in each of the interim periods was immaterial to the operating results of those periods. The correction of those erroneous assumptions accounted for $35,000 and $105,000 of the increases in stock based compensation recognized in the quarter and nine months ended March 31, 2007, respectively, as compared to the same corresponding periods of the prior fiscal year.

The total amount of compensation cost related to non-vested stock based awards not yet recognized at March 31, 2007, was $1,798,000. That amount will be recognized as compensation expense over a weighted average remaining period of 2.5 years, assuming the recipients of such stock based awards continue to remain in the service of the Company, as follows:

FY 2007 (Q4)	$245,000
FY 2008	854,000
FY 2009	486,000
FY 2010	175,000
FY 2011	38,000
Total	$1,798,000

However, such amounts do not include the cost of any additional stock based awards that may be granted in future periods nor any changes that may occur in the Company’s forfeiture percentage.

Interest Income, Net
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest income, net	$511,000	$588,000	$1,624,000	$1,738,000
Percent of net revenue	4.6%	5.9%	5.5%	6.6%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts and commercial paper instruments. Such interest income does not include the interest that we generate on loans we make pursuant to our dealer finance programs, which are included in net revenues.

The declines in net interest income were primarily due to decreases in our cash average and cash equivalent balances during the three and nine month periods ended March 31, 2007, as compared to the same respective periods of the prior fiscal year, that were attributable to the uses we made of cash to fund (i) business acquisitions, (ii) the payment of quarterly dividends to stockholders, and repurchases of shares of our common stock under our stock buyback program, partially offset by the effect of increased interest rates applicable to our average cash balances in the three and nine months ended March 31, 2007, compared to the same periods in the prior year.

Income Tax Expense
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income tax expense	$165,000	$804,000	$336,000	$1,965,000
Percent of net revenues	1.5%	8.0%	1.1%	7.5%

The income tax expense recorded for the three and nine months ended March 31, 2007 was calculated based on our expected combined federal and state effective income tax rate of approximately 71% for fiscal 2007, compared with 43% for the three and nine months ended March 31, 2006. That increase in the effective rate primarily reflects the effect of increased permanent differences between the Company’s income for book purposes and for tax purposes, due primarily to the non-deductibility of stock-based compensation expense attributable to stock-based awards in the three and nine months ended March 31, 2007 and lower pre-tax income in the three and nine month period of fiscal 2007, compared with the same period of fiscal 2006.

Discontinued Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$99,000	$-	$190,000	$169,000
Percent of net revenues	0.9%	0.0%	0.6%	0.6%

Income from discontinued operations for the three and nine months ended March 31, 2007, respectively, was primarily related to gains realized on the sale of one of our discontinued businesses, the amount of which became determinable in fiscal 2007. Such gains will not arise after the third fiscal quarter of 2007.

The income from discontinued operations in the three and nine months ended March 31, 2006 included the results of CTP from September 2, 2005 (which was the date of its acquisition) through November 30, 2005 (the date of disposition) and gains realized on the sale of one of our discontinued businesses, which became determinable in those periods.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $43,075,000, as compared to cash and cash equivalents of $52,110,000 at June 30, 2006.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations. We expect our authentication and grading services to provide us with positive cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading, and (ii) we expect that, in the event of an on-going decline in authentication and grading submissions, we will be able to reduce certain of our costs and thereby reduce the impact on our cash flows of such a decline.

During the nine months ended March 31, 2007, our operating activities generated net cash of $2,338,000.

Net cash used in investing activities was $8,386,000 for the nine months ended March 31, 2007, which consisted primarily of cash used for business acquisitions of $6,316,000, capital expenditures (primarily related to expanding our diamond and colored gemstone grading facilities and capacity) of $2,590,000 and $1,184,000 used for capitalized software development projects as the Company continues to upgrade its infrastructure to enable it to support the expansion of its businesses. In addition, the Company had net repayments of notes receivable from dealers of $1,732,000 under its CFC Dealer Financing Program.

In the nine months ended March 31, 2007, financing activities used net cash of $3,052,000, primarily for the payment of $2,332,000 of cash dividends to stockholders and $949,000 of repurchases of Company shares under our stock buyback program.

Bank Line of Credit. As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers. All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans. The loans are required to be repaid to us when those collectibles are returned to the dealers. To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria. Borrowings under that credit line, which has a term of two years ending in June 2007, bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are secured by the loan receivables due CFC. There were no borrowings outstanding under that line of credit during the three and nine months ended or at March 31, 2007.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender. The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year. The Company was in compliance with all of these covenants at March 31, 2007 and received the required consents from the lender for the purchases of Expos Unlimited and American Gemological Laboratories businesses, the repurchase of the Company’s common stock, and the payment of dividends during fiscal 2006 and 2007.

Outstanding Financial Obligations

We had the following outstanding obligations under operating leases, net of sublease income, at March 31:

Fiscal Year
2007 (remaining 3 months)	$443,000
2008	1,693,000
2009	1,710,000
2010	804,000
2011	364,000
Thereafter	1,756,000
$6,770,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations. In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at March 31, 2007.

Stock Buyback Program. In December 2005, the Company’s Board of Directors approved a $10 million stock buyback program. The program authorizes the Company to make up to $10 million of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available. The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, the Company's available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive. Through March 31, 2007, the Company had repurchased a total of 254,368 shares of its common stock for an aggregate purchase price of approximately $3,575,000 (which includes transaction costs of approximately $13,000), of which a total of 72,517 shares were repurchased, at a cost of $949,000 in the first nine months of fiscal 2007.

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

		Dividend	Amounts
Declaration Date	Record Date	Payment Date	Per Share	Total
May 31, 2006	June 14, 2006	June 28, 2006	$0.08	$674,000
August 15, 2006	August 29, 2006	September 12, 2006	$0.08	$668,000
November 15, 2006	November 29, 2006	December 13, 2006	$0.08	$665,000
December 4, 2006	January 3, 2007	January 17, 2007	$0.12	$999,000
May 10, 2007	May 24, 2007	June 7, 2007	$0.12	$1,016,000

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Prior to the filing of our Form 10-K for of this fiscal year, we will evaluate the impact of Interpretation 48 on our financial position and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not expect the initial application of SAB 108 to have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. As described above, we do not expect that the adoption of SFAS No. 157 or No. 159 will have a material impact on our financial position or results of operations.

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

•
the fact that for the year ended June 30, 2006 and the three and nine months ended March 31, 2007 our top 5 customers accounted for approximately 22% and 15%, respectively, of our net revenues, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations; that our new businesses (in particular our diamond and colored gemstone businesses) may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses; that acquisition-related goodwill and intangible assets may become impaired, which could adversely impact our financial statements and results of operations; and that we will not achieve adequate returns on the investments we may make in acquiring other or establishing new businesses, any of which would harm our profitability or cause us to incur losses;

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2007, we had approximately $41,800,000 of our cash and cash equivalents invested in money market funds. Reductions in short-term interest rates could result in reductions in the amount of that income. However, the impact on our operating results of such changes is not expected to be material due to the liquidity and short-term nature of these investments.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no share repurchases during the three months ended March 31, 2007.

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

COLLECTORS UNIVERSE, INC.

Date: May 10, 2007	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 10, 2007	/s/ JOSEPH J. WALLACE
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