Form 10-K
period 2007-06-30
COLLECTORS UNIVERSE INC
filed 2007-09-13
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

As of December 29, 2006, the aggregate market value of the Common Stock held by non-affiliates was approximately $111,552,000 based on the per share closing price of $13.40 of Registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of September 7, 2007, a total of 8,518,312 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 29, 2007, for its Annual Meeting of Stockholders scheduled to be held on December 5, 2007.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2007

i

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

PART I
ITEM 1.                      BUSINESS

Overview

We are a leading provider of value-added authentication, grading and information services to dealers and collectors of high-value coins, sportscards, autographs, stamps and vintage U.S. currency notes (which we will sometimes refer to generally, as “collectibles”) and to wholesale and retail dealers of diamonds and colored gemstones.

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

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible, (ii) sets forth the quality grade we have assigned to it and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for sportscards, “PSA/DNA” for autographs and memorabilia, “PSE” for stamps and “PCGS Currency” for U.S. vintage currency notes1. Additionally, we warrant our certification of authenticity and the grade that we assign to the coins, sportscards, currency and stamps bearing our brands. We do not warrant our authenticity determinations for autographs.

[1]
Collectors Universe, PCGS, Professional Sports Authenticator and PSA/DNA, Set Registry, CU3000 First Strike, and each of the logos associated with those names, are registered service or trade marks of the Company.

Diamonds and Colored Gemstones.  In November 2005, we began offering diamond authentication and grading services to wholesale and retail dealers of diamonds as a result of our acquisition of Gem Certification & Appraisal Lab (GCAL), an independent diamond certification and grading laboratory.  In August 2006, we began offering identification, authentication and grading services to wholesale and retail dealers of high value colored gemstones, including emeralds, rubies and sapphires, as a result of our acquisition of American Gemological Laboratories (AGL), an independent colored gemstone certification and grading laboratory.

The market values of the diamonds and colored gemstones that we grade generally range from approximately $500 to over $1 million, depending, in the case of diamonds, primarily on their weight, color and clarity.  The market values of colored gemstones depend primarily on their color, tone, and clarity and the presence of and type of enhancements, which are made to almost all colored gemstones to improve their color or clarity or both.  The market value of a colored gemstone also can be affected by its country of origin.

Our customers, who usually consist of wholesale and retail dealers and auction companies, submit diamonds and colored gemstones to us for:

•	Confirmations, by our independent experts, that the diamonds or colored gemstones are, in fact, natural (as opposed to synthetically manufactured) diamonds and colored gemstones; and

•
Evaluations of their physical condition and appearance and the assignment of a grade by our independent experts on the basis of uniform quality standards that, in the case of diamonds, relate to their color and clarity and, in the case of colored gemstones relate to color, tone, clarity, enhancements and, in some cases, country of origin.

Our Diamond Grading and Certification Services.  Upon completion of the grading process for diamonds, a GCAL certificate is issued that sets forth the weight, cut, color and clarity grades assigned to the diamond by GCAL, along with other measured information such as the dimensions of the diamond.  GCAL also includes a direct light performance analysis of each diamond utilizing a proprietary process that measures, in a digital image, the number of pixels of light that pass through a diamond, ranking the light performance higher for more light and lower for less light.  A similar process measures the symmetry of the cut of the diamond, another feature that can have a direct impact on the brilliance and reflectivity of a diamond.  A graphic representation of the brilliance and symmetry is included on the certificate.  Additionally, using a patented technology for non-invasive diamond identification that we acquired in December 2005, we digitally capture and record the unique refractive light pattern of the diamond (which we refer to as a “Gemprint”), that we store in our computer database, cross-indexed to the certificate number issued with the diamond2.  This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.  GCAL provides a limited warranty with respect to the color and clarity grades that GCAL assigns to the diamonds it certifies.

We believe that Gemprint process provided by GCAL is the only a non-intrusive diamond identification service offered by any diamond certification company and that no diamond certification company, except GCAL, warrants the color and clarity grades they assign to the diamonds they certify.

Our Colored Gemstone Grading and Certification Services.  AGL offers different levels of service to its customers:

•
Its “Prestige” Service, which is designed for grading and certification of colored gemstones whose weight and market value justify the costs of a higher level and more comprehensive suite of grading and certification services; and

•	Its “Fast Track” Service, which is designed for lower weight and less valuable colored gemstones.

[2]	GCAL, Gemprint and AGL and each of the logos associated with their respective names, are registered service marks of the Company.

AGL’s Prestige Service provides the customer with a comprehensive quality analysis and report that sets forth the identification, weight, cut, color, tone and clarity grades assigned to the gemstone, along with the description of the quality enhancements that had been made to the gemstone and, in some cases, its country of origin.  A high resolution color image of the colored gemstone is included on the certificate for identification purposes.

AGL’s Fast Track Service allows the customer to select from among a variety of grading services that includes, for a minimum fee, information relating to the identification, weight and cut of the gemstone, which is set forth on a small plastic card, similar in size and materials to a credit card.  Fast Track customers also may order one or more supplemental services that will provide them with information regarding the color, tone, clarity and/or country of origin of the gemstone, for additional fees that will vary based on the extensiveness of the services ordered.

AGL warrants the identification and enhancement information with respect to the colored gemstones it certifies, but does not warrant information relating to the color, clarity or country of origin of the colored gemstone.

Benefits Provided by our Authentication and Grading Services.  We believe that our authentication and grading services increase the liquidity and marketability and, therefore, add to the value, of the collectibles, diamonds and colored gemstones that we authenticate and grade.  Our services provide sellers, purchasers and collectors with (i) the confidence of knowing that the collectibles, diamonds or colored gemstones they are buying or selling are authentic or natural, as the case may be; (ii) information, in the form of objective and uniform measures of quality, that enable sellers, purchasers and collectors to assess the value of those collectibles, diamonds or colored gemstones; and (iii) information, based on analysis of the colored gemstone and technological comparisons to known origin specimens, relating to the country of origin of a colored gemstone.  Armed with this information, a prospective buyer who might otherwise be reluctant to purchase a high-priced collectible, diamond or colored gemstone, is more informed and more confident about, and more willing to make such a purchase, particularly “sight-unseen,” on Internet auction sites such as those operated by eBay and Blue Nile and even in higher value assets as may be offered by Sotheby’s.  We also believe that dealers who sell collectibles, diamonds or colored gemstones that have been authenticated and graded by us are more readily able to sell, and are more likely to obtain higher prices for, those items than if they had not been authenticated and graded by us, because our services give prospective buyers the confidence to purchases those collectible, diamonds or colored gemstones from those dealers.

We originated the standards and methodologies we use for authenticating and grading coins, sportscards, autographs and stamps.  Those standards and methodologies have become generally accepted in the collectible coin, sportscard and autograph markets.  At the time we launched our independent third party stamp grading service, the concept of grading the quality of stamps, in addition to authenticating them, was relatively novel.  Since that time, our stamp grading standards have become increasingly accepted, especially for higher value stamps.

The standards and methodologies we use in grading diamonds are generally accepted in the diamond market. Those standards and methodologies were developed by the Gemological Institute of America, a non-profit educational corporation.  However, we believe that the diamond grading services we offer differ from those that are available from competing diamond grading services primarily in terms of the rigorousness and consistency with which we apply those grading standards.  For that reason, among others, Blue Nile, which is the largest seller of diamonds on the Internet, has chosen GCAL to certify all of Blue Nile’s Signature Collection which, according to Blue Nile, includes the world's most brilliant round diamonds, as well as the world's first and only princess, emerald, and Asscher diamonds, cut to Blue Nile’s finest ideal standards.

AGL has developed certain proprietary standards for the colored gemstone market relating to color, tone and clarity of colored gemstones and descriptive terms used in the disclosure of colored gemstone enhancements.

We also have developed some of the leading brands in the collectibles, diamonds and colored gemstones markets in which we conduct our business:

•	“PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

•	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service;

•	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia;

•	“PSE” (Professional Stamp Experts), which is the brand name for our independent stamp authentication and grading service;

•	“PCGS Currency” the brand name for our currency authentication and grading service;

•	“GCAL” (Gem Certification & Assurance Lab), which is the brand name for our independent diamond authentication and grading service; and

•	“AGL” (American Gemological Laboratories), which is the brand name of our independent third party colored gemstone grading business.

PCGS and PSA are among the leading independent authentication and grading services in the collectible coin and sportscard markets in the United States.  PSA/DNA and PSE also are among the leading independent authentication services in their respective markets.  Currency authentication and grading are new to the currency market and PCGS Currency is one of the leading independent authentication and grading services in the currency market.  GCAL is among the top quality independent authentication and grading services in the diamond market and we believe it is the only diamond certification service that offers a non-invasive and unchangeable diamond identification method that makes it possible to detect the switching or alteration of diamond grading certificates and the only service that offers a warranty with respect to the quality grades relating to the diamond’s color and clarity.  AGL is one of the world leaders in colored gemstone authentication, grading, enhancement disclosure and for the most valuable colored gemstones, identification of the country of origin.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2007, we had authenticated and graded more than 14 million coins.  In 1991, we launched our PSA sportscard authentication and grading service and, through June 30, 2007, had authenticated and graded over 10 million sportscards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia. We started our PSE stamp authentication and grading service in 2000.  We launched PCGS Currency as an extension of the PCGS brand in March 2005. In the second quarter of fiscal 2006, we acquired GCAL and the Gemprint technology.  We acquired AGL in the first quarter of fiscal 2007.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded from 2005 to 2007, the number of currency notes that we graded since the inception of our currency authentication and grading service in the third quarter of fiscal 2005, the number of diamonds we authenticated and graded since the acquisition of GCAL, our diamond authentication and grading service, in the second quarter of fiscal 2006 and the number of colored gemstones we authenticated and graded since the acquisition of AGL, our colored gemstone authentication and grading service, in the first quarter of fiscal 2007.

	Units Processed
	2007		2006		2005
Coins	1,559,000	50%	1,789,000	55%	1,670,000	58%
Sportscards	1,262,000	41%	1,199,000	37%	1,084,000	38%
Autographs	170,000	5%	181,000	6%	77,000	3%
Stamps	66,000	2%	38,000	1%	26,000	1%
Currency(1)	36,000	1%	29,000	1%	3,000	-
Diamonds(2)	25,000	1%	5,000	-	-	-
Colored Gemstones(3)	1,000	-	-	-	-	-
Total	3,119,000	100%	3,241,000	100%	2,860,000	100%

The following table sets forth the estimated values at which our customers insured the collectibles, diamonds and colored gemstones that they submitted to us for grading or authentication.

	Declared Values (000)
	2007		2006		2005
Coins	$1,435,000	82%	$1,613,000	90%	$1,191,000	91%
Sportscards	88,000	5%	75,000	4%	66,000	5%
Autographs	24,000	1%	15,000	1%	26,000	2%
Stamps	12,000	-	21,000	1%	17,000	1%
Currency(1)	32,000	2%	43,000	2%	8,000	1%
Diamonds(2)	97,000	6%	27,000	2%	-	-
Colored Gemstones(3)	62,000	4%	-	-	-	-
Total	$1,750,000	100%	$1,794,000	100%	$1,308,000	100%

3           We commenced our currency authentication and grading business in fourth quarter of 2005.
2           We commenced the authentication and grading of diamonds in the second quarter of 2006 when we acquired GCAL and Gemprint
3           We commenced the authentication and grading of colored gemstones in the first quarter of 2007, when we acquired AGL.

We generate revenues principally from our authentication and grading service fees.  For collectibles, those fees range from $4 to over $200 per item authenticated and graded, based primarily on the type of item authenticated or graded and the turn-around times selected by our customers, which range from 1 to approximately 60 days.  In fiscal 2007, our authentication and grading fees averaged $10.65.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turn-around times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles, than they do for modern collectibles.  Diamond authentication and grading fees, generally range from $60 to over $300 based on the weight of the diamond and are fixed with specific delivery times; although fees sometimes vary in the case of contracts that provide for volume submissions.  Authentication and grading fees for AGL range from $25 to $2,500 based on whether the customer requests our Prestige Service or our Fast Track Service, the weight of the colored gemstone and whether the customer requests that we certify the country of origin of the colored gemstone.

We also generate revenues, to a lesser extent, from sales of (i) advertising on our websites; (ii) our printed publications and price guides and advertising placed in such publications; (iii) our rarity or “population” reports that contain data regarding the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination; (iv) monthly subscription fees associated with our Internet-based, dealer to dealer exchange “CCE” (Certified Coin Exchange) for certified coins; and (v) trade show management fees associated with our trade show management company, Expos Unlimited LLC (“Expos”), which promotes and manages two of the larger and better known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  We believe that our printed publications, price guides and reports make collectors better informed consumers and make collecting more interesting and exciting for them while our dealer to dealer exchange adds liquidity to certified coins.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase, high-value or high-priced collectibles, diamonds, colored gemstones or other high-value assets are their authenticity and quality. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide damage or to restore the item. The authenticity of a diamond or colored gemstone relates to its formation in a natural method and mined from the earth as opposed to laboratory grown or synthetically produced, and in the case of colored gemstones, the country of origin.  The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. The quality of a diamond is largely a function of its color and clarity.  The quality of a gemstone relates to color, tone, clarity, enhancements and in some cases, the country of origin.  With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible, diamond or colored gemstone.  Quality directly affects value and price, usually on an exponential basis, with higher quality collectibles, diamonds and colored gemstones, generally attracting dramatically higher prices than those of lower quality. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price. For example, a 1952 Mickey Mantle baseball card that received a PSA grade from us of 9 on our PSA grading scale of 1-to-10 was sold at public auction in 2006 for $282,588. By comparison, a similar 1952 Mickey Mantle baseball card that received a PSA grade of 8 was sold at public auction also in 2006 for $72,057.  Although for diamonds and colored gemstones, the weight of the stone (as measured by mechanical devices) has a significant impact on value, quality ratings also have a material impact on value. A round brilliant cut two carat natural diamond with a GCAL grade D color (which is the most desirable blue-white color on the scale from D to the yellow tint of a P color) and a clarity grade of flawless or “FL”  (which indicates that the diamond has no imperfections or inclusions) has a market value of approximately $69,000 - $78,880. By comparison a similar cut two carat diamond with a GCAL grade I color and a clarity grade of SI2 (which is in the midpoint range of clarity) has a market value of approximately $11,000 - $12,480.  In the same manner, a rectangular cut two carat emerald with AGL color grade 3, tone of  70 (a very attractive and intense green) and a clarity grade of “LI” (or lightly included) has a market value of approximately $18,000 - $20,250. By comparison, a similar cut emerald with AGL color grade 6, tone of 50 (an average color and intensity of green) and a clarity grade of “MI2” (moderately included) has a market value of approximately $3,600 – $4,800. With respect to country of origin, the same oval cut two carat Blue Sapphire AGL color grade 3, tone of 70 (rich and deep blue) with a clarity grade of “LI” has a market value of approximately $2,800 - $3,400 if the country of origin is Burma, but has a market value of approximately $20,000 - $22,000 if the country of origin is Kashmir.

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

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased by them at collectibles shows, auction houses and local dealer shops. Diamonds and colored gemstones have been marketed at retail through tens of thousands of retail jewelry stores or in departments of large general retail stores. These markets were highly inefficient because:

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

Currency Market.  There has been some grading of currency in the past, but none of the grading businesses have been successful as the market was not developed, such that there was not substantial demand for grading services.  In addition, the grading businesses were not third-party independent grading businesses, as they were operated and owned by currency dealers, who also bought and sold the same materials that they graded; thereby, creating potential conflicts of interest.   PCGS Currency is an independent third-party grading service that does not have such conflicts of interest.  Our currency grading utilizes a numerical 70 – point system to determine the overall grade or condition of a note.

Diamond Market.  Approximately 70 years ago, the Gemological Institute of America (“GIA”), a non-profit educational corporation, developed a system for classifying and grading diamonds which consisted of the “4C’s” of carat, cut, color and clarity.  The system provided terminology for identifying (1) the weight of a diamond, denominated as “carats,” (2) the shape and proportion of the diamond with a cut analysis; (3) the relative color of the diamond using an alphabetic scale from a high quality color of “D” to the lowest quality color of “P”; and (4) the relative clarity of, or imperfections in the diamond, using descriptive terms on a scale from “Flawless” (“FL”) to “Very Slightly Included” (“VSI”) to “Slightly Included” (“SI”) to “Included” (I”).  In its gemologist educational programs, the GIA taught this grading system as a required part of the curriculum.   Notwithstanding the widespread use of common terminology, these measures of quality can be subjectively and inconsistently applied.

Colored Gemstone Market. Although the GIA has held classes on the identification, authentication and grading of colored gemstones for approximately 30 years, no significant standard or system of color, tone and clarity grading has been in widespread use in the marketplace.  In addition, the availability of sample gemstones for technical trace element analysis needed to determine country of origin was very limited, in part because of the limitation of the number of trusted samples from various regions of the world and in part due to the limitations of the technology to examine and classify the samples.   As a result, buyers were largely dependent on subjective assessments of quality and country of origin from the dealers from whom they purchased colored gemstones, and no sight-unseen market for colored gemstones existed.

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

The Impact of eBay and other e-Commerce Websites on the Collectibles, Diamond and Colored Gemstone Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites such as Blue Nile and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles, diamond and colored gemstone markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles, diamonds and colored gemstones; (ii) eliminates or reduces the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) provide continually updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles, diamonds and colored gemstones that are listed for sale on the Internet.  Buyers have no ability to physically examine them, and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet selling websites, such as eBay, Blue Nile and Amazon, has increased awareness of the importance of, and the demand for, independent third party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase collectibles, diamonds and colored gemstones “sight-unseen,” with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by:

•
eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third party authentication and grading services, as well as similar services offered by some of our competitors; and

•
Blue Nile’s use of GCAL’s services to certify all of the diamonds comprising its Signature Collection, which are the highest quality diamonds that Blue Nile sells, even when those diamonds have already been certified by other diamond certification services.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  Currently, we employ 22 experts who have an average of 27 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder that bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

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

PSA Sportscard Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards.  Our independent sportscard experts certify the authenticity of and assign a grade to sportscards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  Currently, we employ 14 experts who have an average of 22 years of experience in the collectible sportscard market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in sportscards, including over the Internet and at telephonic sports memorabilia auctions.

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Vintage autograph authentication can involve the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars; and (iii) a handwriting analysis.  We currently employ 3 autograph experts with an average of 22 years of experience in the autograph memorabilia market, as well as 3 consultants on a contract basis.

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

PSE Stamp Authentication and Grading Services.  In January 2000, we launched our Professional Stamp Experts (PSE) as an independent, third party stamp authentication and grading service.  We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps.  We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp.  There have been viable third party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults.  However, prior to our entry into the stamp market, independent third party stamp grading was non-existent.  As a result, we encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from sportscard dealers when we launched PSA.  In October 2005, the Philatelic Foundation based in New York began using PSE’s numerical grading system to assign grades to stamps.  In the Spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also adopted PSE’s numerical grading system into their bi-annual valuing supplement.  These two events have established PSE’s numerical grading scale, and we believe has ensured its continuing spread of third-party stamp authentication and grading, throughout the philatelic industry.  Currently, we employ 5 stamp graders, and use another expert on a part-time basis.  Those graders have an average of 29 years of experience in the collectible stamp market.

Vintage U.S. Paper Currency Authentication and Grading.  In the third quarter of fiscal 2005, we began marketing a U.S. paper currency authentication and grading service, which we decided to brand as “PCGS Currency” because many of the dealers of currency notes are familiar with and have used PCGS’ coin authentication and grading service.  Currently we employ 3 Currency experts with 15 years of experience and use the services of 2 other experts on a contract basis.

GCAL Diamond Authentication and Grading Services. In November 2005, we acquired Gem Certification & Assurance Lab (GCAL), which is as an independent, third party diamond authentication and grading service that has been in the business of diamond authentication and grading since 2001. We use the internationally recognized system of grading diamonds, commonly referred to as the “4C’s” to authenticate and grade diamonds.  In December 2005, we acquired the assets of Gemprint Corporation, which consisted primarily of a patented non-invasive diamond identification technology that enables us to create and record the digital image of the unique refractive light pattern or “fingerprint” (which we refer to as the “Gemprint”) of each diamond that GCAL grades.  We store the digital image of the “Gemprint” in our database, cross-indexed to the diamond’s grading certificate that is issued by GCAL, which is assigned its own number for recordkeeping purposes.  This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, altering the grading certificate or switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

There are more than ten diamond grading services in operation.  Four of those existing grading services, including GIA, have been in operation for more than 20 years and are larger and better known than GCAL.  However, unlike GCAL, almost all of the key competitors are owned, managed or governed by diamond dealers that are in the business of selling diamonds, including those graded by such grading services.  As a result, we believe that those grading services potentially have inherent conflicts of interest when grading diamonds submitted by those dealers and, therefore, do not provide truly independent third party grading services.  Additionally, unlike GCAL, none of these existing services has any non-intrusive process to secure the identification of diamonds that they have certified in order to make it possible to detect misrepresentations of the quality which can occur by altering the information on or switching a grading certificate.  As a result, we believe that GCAL’s greater independence and its Gemprint diamond identification technology, along with the warranty of the quality determinations of color and clarity, provide it with a competitive advantage that we are promoting as a means of increasing GCAL’s share of the diamond grading market.  Currently, we employ 9 diamond graders who have an average of 18 years of diamond grading experience.

AGL Colored Gemstone Authentication and Grading Services.  In August 2006, we acquired American Gemological Laboratories (AGL), one of the leading independent third party authentication and grading services for colored gemstones, such as emeralds, rubies and sapphires.  Its services are used by, among others, Sotheby’s and Christies for their jewelry auctions and by jewelry retailers such as Cartier and Fred Leighton.  AGL has been in the business of authenticating and grading colored gemstones since 1977. We utilize the fundamental information obtained in GIA vocational classes, but express the color and tone using a three digit system we developed called ColorScan, express color and hue combinations using a 1 to 10 scale in half-point increments, describe tone on a scale of 0-100 and identify clarity grades on a scale using descriptors such as “FI” meaning “Free from Inclusions”, to “MI1” and “MI2” meaning “Moderately Included” to “E1”, “E2” and “E3” meaning “Excessively Included”.  Enhancement and country of origin analysis is determined by comparison to our database of over 5,000 colored gemstone samples, which we believe is one of the largest such reference collections in the world, personally accumulated by AGL’s president in travels around the world to various mining sites.  There are more than six competing services, with only three such services in operation for a similar period of time as AGL.  Currently, we employ 4 grading experts with an average of 25 years of experience.

CCE Certified Coin Exchange.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, dealer-to-dealer Internet bid-ask market for third party certified coins.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990 with similar operations for uncertified coins dating back to the 1960’s.  The CCE website features over 200,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com and over 100,000 offerings to the retail coin buyer at the Collectors Corner. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  The enhanced liquidity for certified coins increases volume and turnover for certified coins, a benefit for the PCGS coin certification business.  With the continued growth of CCE and Collectors Corner, we believe we can become the preeminent website for all coins sold by dealers to other dealers, on CCE, and coins bought and sold between dealers and consumers on Collectors Corner.  We are in the process of extending the concepts and systems developed for CCE into other markets where the Company offers certification services such as the currency, stamp and sportscard markets.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. Our publications include the Rare Coin Market Report, which we publish on a monthly basis primarily for distribution to approximately 5,500 PCGS Collectors Club members, Sports Market Report, which we publish on a monthly basis primarily for distribution to approximately 7,800 PSA Collectors Club members, and the Stamp Market Quarterly, which we publish for distribution to approximately 2,500 stamp dealers and collectors.  In addition, we publish Palmieri’s Market Monitor, an educational and informative diamond and gemstone-industry publication.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for authentication and grading services. On those websites, we offer collectible content, some of which is available for a fee and some of which is available without charge.  On a combined basis, our PCGS, PSA, PSA/DNA and PSE websites attracted, on average, approximately 255,000, 227,000 and 167,000 unique visitors per week during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.  As a result of the increasing number of collectors visiting our websites, in fiscal year 2005, we began selling advertising on our websites to dealers and other vendors that serve the collectibles markets.

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

•
Increasing GCAL’s  market share by offering services, such as its Gemprint diamond identification service, that are not available from its competitors and by implementing marketing programs targeted at sellers and purchasers of diamonds which emphasize the benefits of the GCAL grading certificate, and the faster turnaround service and the more competitive pricing of services offered by GCAL;

•
Increasing AGL’s share of the middle and high-end of the colored gemstone market by offering enhanced grading services, such as a guarantee of identification and enhancements, primarily to dealers and high net worth consumers, and offering a lower priced authentication and grading certificate, with accurate identification and disclosure of appropriate enhancements, that would benefit the retail customer.

•
Identifying and entering other high-value collectibles or high-value asset markets where we believe we can succeed in building and meeting the demand among dealers, sellers and buyers for independent, third party authentication and grading services.

We are pursuing the following strategic initiatives in order to achieve these growth objectives:

Increasing the Demand for our Services in Existing Collectibles Markets.  We have established leading brands in our existing collectibles markets, including PCGS, PSA, PSA/DNA, PSE and PCGS Currency.  We use those brands to promote Collectors Universe as the premier provider of authentication and grading services in the high-value collectibles markets, in order (i) to increase our market share among existing users of authentication and grading services and (ii) to increase the use of our services by the numerous collectors that do not currently use any independent third party authentication or grading services.

Although we have authenticated and graded over 14 million coins since the inception of PCGS and over 10 million sportscards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and vintage sportscards have been authenticated and graded.  According to recent data available on eBay’s websites, the number of coins being sold at any one time on eBay generally ranges from approximately 105,000 to 180,000, of which only approximately 15% are authenticated and graded by a third party authentication and grading service, such as ours. Similarly, the number of sportscards being sold at any one time on eBay generally ranges from approximately 250,000 to 300,000, of which only about 11% are independently authenticated and graded.  Additionally, we estimate that we have authenticated and graded less than 1% of the potential market of autographs and stamps in the United States.  Also, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of manufacture.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors and, therefore, that will be submitted for independent third party authentication and grading.

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

•
developed and linked coin buying demand from our successful Set Registry program to Collectors Corner to increase the referral of PCGS coin buyers to CCE dealer-subscribers, thereby enhancing the value of the CCE subscription and increasing the preference for PCGS graded coins in the market; and

•	increased the promotion of our Collectors Clubs to attract and to provide incentives for collectors to use our services.

Expanding Services in our Existing Markets.  Using the brand recognition we have established in the markets we serve, we have expanded services in our existing markets.  These services include:

•
Collectors Universe Invitationals.  Since 2001, we have been holding special “invitation-only” events for our authorized PCGS and PSA dealers. At those events, dealers have the opportunity to meet and engage in collectibles trading with other invited dealers. To facilitate collectibles trading at these events, we offer same day, on-site authentication and grading services, enabling the dealers to complete their transactions while at the invitationals. In fiscal 2007, we held ten dealer invitationals.

•
Participation at Collectibles Trade Shows.  Each year we participate in approximately 50 collectibles trade shows that attract collectibles dealers and collectors who buy and sell collectibles at those shows.  We offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services.  In July 2006, we acquired Expos Unlimited LLC (“Expos”), a tradeshow management company that operates two well-known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  This acquisition assures us of the continued availability of these two show venues for our authentication and grading services, provides us a platform for inaugurating and conducting collectibles shows in our other markets and adds management personnel who are experienced in managing and conducting collectibles trade shows.

•
Sales of Website and Print Advertising.  We sell advertising in our publications and on our websites to collectibles dealers and auctioneers in the markets in which we offer our branded authentication and grading services. Due to the increasing number of visitors to our websites, we are able to offer those dealers and auctioneers the opportunity to market their products and services to an increased number of prospective customers.

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

•
Expansion of Website Information Services.  We have been expanding the information available on our websites, including the addition of: (i) historical coin auction prices; (ii) reproductions of historical reference books; and (iii) the contents of famous coin, sportscard and stamp collections.  These services are designed to attract new collectors, increase the number of visitors to our websites and increase advertising revenues. During the years ended June 30, 2007, 2006 and 2005, on a combined basis, our five websites attracted, on average, over 255,000, 227,000, and 167,000 visitors, respectively, per week.

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

•
“First Strike®” and First Day of Issue Programs.  Every year since 1992, the U.S. Mint has produced, in limited quantities, issues of gold bullion coins, and beginning in 1997, silver bullion coins, changing the dies each year that strike the coins so that the current year is minted on the coins.  Because the detail of the coin as struck by new dies is an important collector characteristic, in 2005, PCGS introduced a new “First Strike” designation to identify those coins that were submitted for certification, or which could be verified as having been released by the U.S. Mint in sealed containers, in January of each year.  We inaugurated our First Strike program to provide dealers and collectors with independent verification of the release of those coins in the first month of the year.  During fiscal year 2007, the U.S. Mint began releasing the new designs of Presidential One Dollar coins under a program authorized by the U.S. Congress.  This program provides for a Presidential Dollar coin, to be released every 10 weeks, with a new design bearing the image of a former U.S. President.  The Presidential Dollars designs are being released in the order that the President served in office.  On February 15, 2007, PCGS began offering a service, concurrent with the release of each new Presidential One Dollar coin by the U.S. Mint, beginning with the coin bearing the image of President George Washington, which designates the coin as the First Day of Issue coin.  To qualify for PCGS’ First Day of Issue designation, the Presidential One Dollar coins must be submitted to PCGS on the first day that the coin is released to the public.  In fiscal year 2007, we graded and authenticated 117,000 coins with the “First Strike” designation and 41,400 coins with the First Day of Issue designation.

Increasing GCAL’s Share of the Diamond Market.  We believe that we can increase GCAL’s share of the diamond grading market, notwithstanding competition from the larger and more established grading services, such as GIA, by promoting GCAL’s independence, its policy, practice and reputation for consistent and rigorous application of diamond grading standards, the warranty of color and clarity grades it issues and the services that GCAL is able to offer that are not available from its competitors.  Additionally, we believe that only about 50% of the diamonds larger than 0.50 carat are offered with third party authentication and grading services and we have found that many diamond retailers do not promote the availability of diamond grading services and that the majority of consumers do not request such services when purchasing diamonds.  As a result, we believe that the opportunity exists for us to grow the demand for GCAL’s services and enable us to increase its market share.  According to the U.S. Geological Survey 2005 Minerals Yearbook, the United States imported 17 million carats of polished diamonds, of which 6.0 million carats were of 0.5 carats or larger.

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

—
Gemprint Security Registration, which is a service that captures the unique light refraction pattern of a diamond in a digital format and records the unique “fingerprint” of the diamond, and registers that image in a database.  At any time after the diamond has been certified by GCAL and a Gemprint registered, the diamond may be matched to this database by taking another Gemprint of the diamond and comparing the digital image of the requested diamond to the registered database using the Gemprint proprietary algorithm.  This process provides assurance that a GCAL certified diamond can be matched to the original certificate, thereby making it possible to detect misrepresentations of the quality of the diamond by switching or altering its grading certificates.

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

—
Grading Guarantee, which is a limited warranty that provides assurance to the diamond purchaser that if the diamond is submitted for re-grading, within two years following the date of its original examination (which may occur as a result of a resale of the diamond), the color and clarity grades on the re-grading will be equal to the color and clarity grades assigned on the diamond’s original grading.  Due to the grading process employed by GCAL, the grading experts who re-grade a diamond are not able to determine the original grades assigned to the diamond and, therefore, the rating assigned on re-grading cannot be affected by the original grades given to the diamond.  This guarantee is the first and only warranty issued in the industry and provides the buyer with increased confidence in the quality rating provided by GCAL.

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

Increasing AGL’s Share of the Colored Gemstone Market. We believe we can increase AGL’s share of the colored gemstone authentication and grading market, because authentication and grading services are requested on less than 1% of all the colored gemstones purchased for $500 or more.  According to the U.S. Geological Survey 2005 Minerals Yearbook, imports into the United States of cut and unset colored gemstones included 2.6 million carats of emeralds, 4.4 million carats of rubies and 7.7 million carats of sapphires, along with 1.6 billion carats of other colored gemstones.  We estimate that, in the high-value market, served by auctioneers such as Sotheby’s and Christies, third party authentication and grading is requested for 30% to 50% of the colored gemstones sold at those auctions.  We also estimate that AGL’s share of the certification services purchased by sellers or purchasers of colored gemstones at those auctions is approximately 50%.  In the lower-end general market, colored gemstones are generally sold at retail in similar stores and in similar venues as diamonds, providing a selling environment already familiar with the concept of third party authentication and grading of the stones.  Further, the Federal Trade Commission has promulgated regulations, requiring disclosure of enhancements to colored gemstones where those enhancements (a) are not permanent or may not be permanent; (b) create special care requirements; or (c) have a significant effect on the stone’s value.  Because most retailers do not have sufficient information or expertise to make the determination required to satisfy these disclosure requirements, we believe we can increase the volume of our colored gemstone certification services by offering an independent, third party certificate of color, tone and clarity with disclosure about enhancements, priced at a level that makes the certificate economically feasible for a larger number of colored gemstones.  In addition, we believe there is a cross-marketing opportunity between GCAL and AGL through (i) marketing AGL services to the retailers with which GCAL has existing relationships, including Blue Nile, and (ii) marketing GCAL services to the auctioneers and retailers with which AGL has existing relationships such as Sotheby’s, Christies and Cartier. As a result of those cross-marketing efforts, Christies will soon begin including, in its diamond auction catalogues, descriptions or copies of GCAL certificates for the GCAL-certified diamonds it offers at its auctions.

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

Other markets that we are considering for possible expansion include:

Antique silver	Musical instruments
Art	Political memorabilia
Art glass	Postcards
Comic books	Rare books
Entertainment memorabilia	Watches
Estate jewelry	Wine

We intend to consider the following criteria in selecting markets for future expansion:

•	Market Size. The size of the target market, measured both in terms of the volume and the value of the collectibles or high-value assets that trade in the market;

•
Trading Prices.  The prices at which collectibles or other high-value assets trade in the target market, because we have found that the more valuable the collectible or asset, the greater is the demand for authentication and grading services;

•
Competitive Environment.  The presence or absence of existing independent authentication and grading services in the target market, its capacity for new entrants and the satisfaction of dealers and collectors with the services offered by existing providers;

•	Availability of Experts. The availability of experts needed to succeed in entering a target market; and

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

PCGS.  Since our inception in 1986, we have graded approximately 14 million coins. We now authenticate and grade approximately 1.5 million coins per year. We typically charge authentication and grading fees that range between $5 and $200 per coin, depending primarily on the turn-around time requested by the customer, which varies from one day for the highest level of service to approximately 60 days for the lowest level of service.  In the fiscal year ended June 30, 2007, our fee per coin averaged approximately $13.74.  We authenticate and grade coins in accordance with standards that we developed and which have become generally accepted in the industry. We use both an adjectival and numeric system, with a scale of 1-to-70, to rate the quality of the coins, with the highest number representing “gem” or perfect quality. We have authenticated and graded, either before or after sale, two of the three highest priced U.S. coins ever sold at public auction, including an 1804 Draped Bust Silver Dollar, that was sold by the owner at an auction in 1999 for approximately $4.1 million, and a U.S. 1913 Liberty Head Nickel, that was recently sold for $4.15 million, the second highest price paid for any coin.

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

PSA.  We launched our PSA sportscard authentication and grading service in 1991 and, through June 30, 2007, had authenticated and graded over 10 million sportscards.  Our sportscard grading system uses both an adjectival and a numeric system with a scale from 1-to-10, with the highest number representing “mint” condition or perfect quality.  We employ sportscard authentication and grading procedures that are similar to our coin authentication and grading procedures and at a minimum, two graders are assigned to every card.  On receipt of sportscards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the sportscards into our proprietary computerized inventory system that enables us to track the sportscards throughout our authentication and grading process.  Only after the authentication and grading process is complete is the sportscard reunited with its invoice, thus keeping the authentication and grading process independent of the identity of the owner and the history of the sportscard.  The sportscard is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label that identifies the sportscard, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

We primarily authenticate and grade baseball sportscards and, to a lesser extent, football, basketball and hockey sportscards, as well as entertainment and other collectible cards.  We typically charge fees ranging between $4 and $50 per card, with an average fee of $6 per card in 2007.  As is the case with coin authentication and grading, sportscard authentication and grading fees are based on the particular turn-around time requested by the submitter, ranging from one day’s turn-around for the highest level of service to approximately 60 days for the lowest level of service.

The sportscards submitted to us for authentication and grading include primarily (i) older or vintage sportscards, particularly of memorable or historically famous players, such as Honus Wagner, Joe DiMaggio, Ted Williams and Mickey Mantle, and (ii) modern or newly produced sportscards of current or new athletes who have become popular with sports fans or have achieved new records or milestones, such as Nolan Ryan and Roger Clemens.  These sportscards have, or are perceived to have, sufficient collectible value and are sold more frequently than are sportscards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability.  Also, the production and sale of each new series of sportscards, which take place at the beginning and during the course of each new sports season, create new collectibles that provide a source of future additional authentication and grading submissions to us.  Among the sportscards that we have authenticated and graded is a 1909 Honus Wagner baseball card, which received a PSA grade of NM-MT8 and was sold by the owner, via auction, in 2007 for approximately $2.35 million and resold in September 2007 for $2.8 million.

PSA/DNA.  In 1999, we began offering authentication services for vintage sports autographs.  Because of the variability in the size of autographed memorabilia, the procedures we use necessarily differ from those used in authenticating and grading coins and sportscards.  Customers may ship the autographed memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication.  Our experts reference what we believe is one of the largest databases of known genuine examples of signatures for comparison to a submitted specimen and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we authenticate and store those photographs in a master database.  Before shipping the item back to the customer, a tamper-evident label is affixed to the collectible.  The label contains our PSA/DNA name and logo and a unique certificate number.  For additional security, in all cases when an item is fully authenticated, we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. Additional verification can be obtained by a chemical analysis of the ink to verify the unique DNA code used by PSA/DNA is, in fact, applied to the item.  As a result, if the label is removed from the item, it is still possible to verify that the item was authenticated by us.

Memorabilia that have been authenticated by our vintage autograph service include Mark McGwire’s 70th home run baseball, which was sold at auction in 1999 for more than $3 million, and the baseball bat, autographed by Babe Ruth, which he used to hit the first home run ever hit in Yankee Stadium in 1923.  That bat recently was sold by Sotheby’s for more than $1.2 million.

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

The volume of stamp authentication and grading submissions through fiscal 2007, relative to the number of coin and sportscard submissions, has not been material.  Since stamp grading services are relatively new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

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

    Colored Gemstones.  AGL was founded in 1977 and was acquired by the Company in the first quarter of fiscal 2007.  We employ colored gemstone experts to examine, authenticate, grade, identify enhancements and determine the country of origin.  We utilize, in addition to industry standards and various technologies, a combination of standards, systems and terminology that were developed by AGL in grading and certifying colored gemstones.  To identify, authenticate and examine enhancements of colored gemstones, we use one or more technologies including multi-channel spectroscopy, Fourier Transform Infrared Spectrometer, Raman Spectrometer, x-ray fluorescence, ultra-violet near visible infrared spectroscopy, specimen comparison and trace element comparison to authenticate colored gemstones from our extensive reference collection of over 5,000 samples.  Weight is measured by technologically sophisticated scales. Color and tone are reviewed by our experts to determine the application of the three digit code for color and tone from a system we developed called ColorScan.  Color and hue are described on a numeric scale from 1 to 10 in half point increments with tone set forth on a scale from 0-100.  Clarity is reviewed to determine the application of a scale using descriptors such as “FI” meaning “Free from Inclusions”, to “MI1” and “MI2” meaning “Moderately Included” to “E1”, “E2” and “E3” meaning “Excessively Included”.  A critical review of the stone for enhancements is completed relying on the reference collection and other testing resulting in the use of descriptions and disclosures that we developed.  If requested, an analysis of the country of origin is performed, comparing the subject stone and its trace elements and crystalline structure to those in the reference collection.

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

For diamonds and colored gemstones, our “pull” strategy is designed to promote our services and brands to the retail consumers who are interested in buying a diamond or colored gemstone, principally by communicating over the Internet to this target market through our websites, to which consumers are linked when making search engine inquiries for information on diamonds or colored gemstones, diamond and colored gemstone pricing, purchasing assistance and other searches.  We believe that our websites are distinctive because they offer third party education, information and price guides that are not associated with the sale of diamonds, diamond jewelry or colored gemstones and, therefore, are attractive to consumers who are seeking independent and unbiased information that will make them more educated and better consumers.  Since most diamond submissions come from diamond “sightholders” (authorized buyers of rough diamonds from the mining companies) and jewelry manufacturers, the objective of our “pull” strategy is to create demand from retail consumers for our brand at the retail counter.  For colored gemstones, the supply chain is more diversified than for diamonds, but the strategy to “pull” demand from the retailers and consumers is similar.  We believe that consumer demand will lead diamond and colored gemstone and jewelry retailers to order diamonds, colored gemstones and diamond and colored gemstones jewelry that have been graded by one of our services.  In addition, we promote our services to the many independent and chain store retailers through trade publication advertising and trade show appearances to demonstrate the benefits of selling diamonds and colored gemstones with our diamond and colored gemstone grading certificates in order to encourage retailers to ask for or even demand our brand of certification on diamonds and colored gemstones and diamond or colored gemstone jewelry they purchase from sightholders and wholesale distributors.

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

We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE beginning in 2004.  As an indication of the popularity of our Set Registry programs, more than 57,000 sets were registered on our Set Registries as of June 30, 2007, which represents a 38% increase over the number registered as of June 30, 2006.

•
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin, currency and sportscard collectors.  For an annual membership fee, ranging from $50 to $230, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  As of June 30, 2007, there were approximately 18,000 members in our Collectors Clubs.

•
Certified Coin Exchange Business-to-Business Website.  The Certified Con Exchange (CCE) website, which we purchased in 2005, is a business-to-business website for recognized dealers in the trade. Currently, there are over 200,000 certified coins being offered at bid and ask at an aggregate value of over $200 million, an increase in excess of 100% of the number of items offered on average in the previous year.  The liquidity afforded the units traded on CCE increases the demand for PCGS certified coins.

•
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), a business-to-consumer website where consumers can visit, identify, search, select and sort over 100,000 coins offered for sale by dealers, an increase of over nine times the number of coins offered on average at Collectors Corner in fiscal 2006.  All coins on Collectors Corner are offered by members of the business-to-business website CCE.  In addition, we launched the functional ability for PCGS Set Registry participants to automatically search Collectors Corner for specific coins that would increase the value of the participant’s set on Set Registry by either filling a void in the set or by upgrading the quality of a coin currently a part of the participant’s set.  Collectors Corner has advantages over other business-to-consumer websites in that the counterparties to the consumer are members of the largest and best known coin exchange and the coins listed are at fixed prices with the opportunity to negotiate lower prices.  The increased turnover offered for coins on Collectors Corner in conjunction with the relative simplicity of the improvement of a set in Set Registry provides for increased brand preference for PCGS authenticated and graded coins.

•
Diamond Trade Buyer Website.  We have launched the GCAL diamond website, which is directed to the trade to provide information on our services and processes.  The website includes details about our service levels and our unique warranty and Gemprint application, along with videos of our processes in the laboratory.  During the three month period ended June 30, 2007, we had (on average) approximately 700 unique visitors a week to this trade-oriented website.

•
Diamond Certificate Co-Branding.  GCAL has a program of co-branding the diamond sightholder or the retailer on the diamond grading certificate in order to provide point-of-sale support for the brand or after-sale support for the brands once the consumer has taken the diamond home.  Diamond sightholders are requested by many diamond mining interests to conduct marketing programs to “brand” a diamond from that mining interest at the retail counter.  Co-branding on the diamond grading certificate is one of the most cost effective ways by which a sightholder can brand the diamonds it purchases and resells.  Retailers are searching for various points of differentiation in a sales presentation and co-branded diamond grading certificates can create a point of differentiation between the retailer and those of its competitors who are not using GCAL’s services.  Currently there are several co-branding programs in process including programs with retailers Bailey Banks & Biddle, a unit of Zale Corporation and Blue Nile, and product manufacturer Vision Cut for the Cushette brand diamond.

•
Certified Diamond Exchange Business-to-Business Website.  In the very near future, we expect to launch the Certified Diamond Exchange, a business-to-business website for GCAL certified diamonds.  This website is targeted to diamond buyers comprised of more than 20,000 independent, U.S. based jewelry retailers that are members of the Jewelers Board of Trade, a credit scoring business in the jewelry markets. The targeted sellers are the diamond dealers who have loose diamond inventory for sale.  We believe that by making GCAL certified diamonds more widely available to the  independent jewelers, we can increase demand for GCAL certifications.  Buyers are admitted to the website at no cost, and during the launch phase, sellers will not have to pay any fees to list GCAL certified diamonds on our Certified Diamond Exchange.  Similar websites offering diamonds require a fee to be paid by both the buyer and the seller.

•
Colored Gemstone Brand Extension.  Because AGL has an established brand associated with the high-value colored gemstones, we believe we can extend that brand “down market” to the middle value market using the existing retail distribution channels and providing retailers and customers with information about the AGL brand and its prominence for high value colored gemstones.

•
Colored Gemstone Trade Buyer Website.  We have launched the AGL colored gemstone website directed to the trade that provides information on our services and processes.  The website includes details about our service levels and our two key levels of service:  Prestige Services and Fast Track Services.

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

•
Jewelry Trade Publication Advertising, Trade Show Appearances and Educational Seminars. GCAL advertises in the major jewelry trade publications and maintains an active press relations campaign. GCAL was featured in the May 2007 issue of New York Diamonds for the introduction of GCAL services by the company. GCAL also attends the major jewelry trade shows primarily in the summer (targeted at the fall and holiday selling season) and late fall and winter (targeted at the Valentine’s Day and Mother’s Day season). GCAL also has the opportunity to hold educational seminars at some of the trade shows and in-store training on grading issues and the use of the GCAL diamond grading certificate in retail transactions.  Because colored gemstones are sold at retail through virtually identical channels of distribution, AGL utilizes these same communication channels in trade publications, trade show appearances and educational seminars. This increased utilization of the existing communications links, allows for significant synergy between GCAL and AGL with respect to the time, energy, messaging and expenses in these venues.

•
Cross-Marketing Between GCAL and AGL.  GCAL is establishing relationships with retailers to provide diamond authentication and grading services for the middle market.  By introducing the AGL brand to the retailers and drawing on the high value brand recognition of AGL and a more value-driven pricing program, we believe we can cross-market AGL services to the GCAL relationships.  At the same time, AGL has relationships with some of the high value sellers like Sotheby’s and Christies.  By introducing GCAL to these high value sellers and describing the benefits of GCAL certifications, including the grading warranties offered by GCAL and the security benefits of Gemprint, we believe we can cross-market GCAL to the AGL relationships.  As a result of those cross-marketing efforts, Christies, which is a long-time AGL customer, will soon begin including, in its diamond auction catalogues, descriptions or copies of GCAL grading certificates to promote the sale of GCAL certified-diamonds at its auctions.

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

Collectibles Experts

As of June 30, 2007, we employed 47 experts in our authentication and grading operations, who have from 3 to 50 years, and an overall average of 25 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) who we have trained in our authentication and grading methodologies and procedures, or in the case of diamonds, who have been trained in the vocational schools and/or have experience in grading in competing organizations.  However, talented authentication and grading experts in collectibles are in short supply and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

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

We recently began offering a warranty with respect to the color and clarity grades assigned by GCAL to the diamonds it grades, which is the first such warranty offered by any diamond grading service.  Under the terms of the warranty, if a diamond certified by GCAL is submitted for subsequent grading by GCAL within two years of the date of the original certification (which often occurs if the diamond is being sold), and, on that resubmittal receives a color or clarity grade that is lower than its original color or clarity grade, we will be obligated either to purchase the diamond at the price paid by the then-owner of the diamond or, instead, if we so choose, to pay the difference in value of the diamond at its original grade as compared with its lower grade.

Customer Service and Support

We devote significant resources, including a 24 person staff, to providing personalized customer service and support in a timely manner handling approximately 400 customer service calls per day.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the over 18 million collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 A.M. and 5:00 P.M., Pacific Time. We also involve our collectibles and diamond experts in providing support services when necessary to address special issues.

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

Colored Gemstone Authentication and Grading. In the colored gemstone market, we compete with six or more such services, some of which have operating histories longer than AGL. Our principal competitors are Gubelin Gemological Laboratories, Schweizerische Stiftung für Edelstein-Forschung (SSEF, or the Swiss Gemological Institute), a non-profit organization, and Gemological Testing Center of the American Gem Trade Association, a non-profit trade association.

The principal competitive factors in our authentication and grading markets are (i) brand recognition and awareness, (ii) an established reputation for integrity, independence and consistency in the application of grading standards, and (iii) responsiveness of service.  Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and sportscards because of their significantly lower values.  Price is a more important competitive factor in the diamond market, due to the larger number of competitors.  Because the current market in colored gemstones certification is primarily focused on high-value colored gemstones, price is not as important a consideration as the credibility and history of the particular grading service.  We believe that our PCGS, PSA, PSA/DNA, PSE and PCGS Currency brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets.  We believe that our GCAL brand is a premium brand in the diamond market, interpreting the grading standards in a rigorous and consistent manner, and one of the three or four top quality brands, despite the fact that it is the smallest, in terms of the volume of grading submissions, as compared to its principal competitors.  We believe that AGL is a premium brand and competes favorably with respect to all of these factors.

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

Information Technology

We have developed proprietary software systems that we use in our authentication and grading operations, principally for order tracking, processing and recordkeeping, and the operation and maintenance of our Internet websites. These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries, QuickOpinion Systems and Featured Dealer Systems. These systems operate on software platforms in Microsoft Visual Basic.NET, Microsoft C#, Microsoft ASP.NET and Microsoft SQL Server. We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6. We also maintain an integrated local area network that assists in and provides certain controls on production, physical product movement, accounting and financial functions, data warehousing and other tasks. During the fiscal year ended June 30, 2007, these systems tracked the authentication and grading process and generated records and data for over 3.1 million collectibles submitted to us for authentication and grading, without significant disruption or loss of service.

Although we do not primarily conduct our business on the Internet, we do use the Internet for information exchange and delivery of market-oriented content and for our Set Registry and certain of our other marketing programs. As a result, we have over 50 Dell PowerEdge Servers with RAID protected storage, along with multiple fully redundant SQL Server 2000 and 2005 high-availability database clusters supporting over four terabytes of storage. The majority of this hardware resides at our headquarters in a server room that has 24/7 environmental monitoring and alerting through hardware sensors, 24/7 network availability and performance monitoring and alerting through network management software and 24/7 Internet availability and performance monitoring and alerting through third party providers. The Internet connectivity flows through multiple Internet providers with an aggregate of 47 megabits of total Internet bandwidth using multiple layers of Internet firewall protection, including five Cisco PIX firewalls (across multiple locations). We maintain a multi-tiered antivirus and anti-spam SMTP infrastructure scanning all incoming mail through multiple different AV engines. Critical systems are backed up nightly using a backup infrastructure with a thirty terabyte capacity (expandable through drive upgrades to hundreds of terabytes).  The network servers and infrastructure are managed by administrators certified by Microsoft, Cisco and CompTIA.

Although we have limited redundancy with our remote computer systems in both the New York, NY and Santa Barbara, CA offices, we do not have real-time fully redundant computer systems at a location that is remote from Southern California, where our primary computer systems currently are located.  As a result, any damage to or failure of our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.

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

Disposition of Collectibles Sales Businesses

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling collectible coins, sportscards, currency and sports entertainment and historical memorabilia, primarily at multi-venue auctions.  We also sold collectible coins by direct sales methods.

In December 2003, our Board of Directors authorized management to implement a plan to focus our financial and management resources, and collectibles expertise, on the operations and growth of our authentication and grading businesses, and to divest the collectibles auctions and direct sales businesses.

As a result of this decision, we sold our collectibles sales businesses during fiscal 2004, but retained the collectibles inventory and accounts receivables of those businesses, which we have substantially liquidated.  We also terminated the licenses under which we operated our David Hall Rare Coins Division, which had been engaged in the business of selling collectible coins at retail.  We generated cash of $599,000, 751,000 and $2,332,000 in fiscal years ended June 30, 2007, 2006 and 2005, from the disposition of those businesses and the liquidation of their inventories and accounts receivables.

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

Employees

As of June 30, 2007, we had 248 full-time employees and 46 part-time employees, of which 201 were employed in our authentication and grading-related businesses, including our 47 experts and 24 customer service and support personnel. The other employees included 15 in information services, 5 in marketing, 3 in our CCE subscription business, 25 in our Expos business, of which 24 were part-time employees, and 45 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

ITEM 1A                      RISK FACTORS

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and that could hurt our future financial performance and the price performance of our common stock, and cause our future financial condition and future financial performance to differ significantly from our current expectations, which are described in the forward-looking statements contained in this Annual Report.  Those risks and uncertainties, many of which are outside of our control, include the following:

A decline in the popularity of high-value collectibles and a resulting decrease in submissions for our services could adversely impact our business.

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles.  As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher price, faster turn-around times, also increase.  However, that also means that a decline in popularity and, therefore in the value, of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions and in the requests we receive for faster turn-around times and, therefore, also in our revenues and profitability.  We have found, over the years, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.  For example, declines in gold prices or further increases in interest rates could lead to reductions in authentication and grading submissions and, therefore, could adversely affect our profitability and financial condition.

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

Temporary consumer popularity or “fads” among collectors may lead to short-term or temporary increases, followed by decreases, in the volume of collectibles that we authenticate and grade.  These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share.  For example, the number of coins submitted to us for grading declined during 2007 relative to 2006 and 2005, due in part to a decline in the popularity of certain coin grading programs.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services. A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading and related services accounted for approximately 58%, 65% and 69% of our net revenues in fiscal 2007, 2006 and 2005, respectively.  In fiscal 2005, coin grading was the segment of our authentication and grading business that experienced the most significant increases in net revenues; whereas during fiscal 2006 and 2007, coin grading revenues experienced essentially no growth.  We believe that the fluctuations in coin grading submissions have been due, at least in part, to the volatility of and uncertainties regarding the performance of the stock markets, the level of interest rates, and fluctuations in the value of the U.S. Dollar, which can lead investors to shift some of their investments between stocks and bonds and precious metals.  The lack of diversity in our sources of revenues and our dependence on coin grading submissions for a majority of our net revenues make us more vulnerable to adverse changes in economic conditions.  These adverse changes include declines in the value of precious metals or recessionary conditions that could result in declines in collectibles authentication and grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our total net revenues and income.

Our top 5 customers, account for approximately 14% of our total net revenues.

During the year ended June 30, 2007, five of our coin authentication and grading customers accounted for approximately 14% of our total net revenues.  As a result, the loss of any of those customers, or a lower level of grading submissions by any of those customers, may cause our net revenues to decline and, therefore, could harm our profitability.

Our currency, diamond and colored gemstone authentication and grading businesses are in their start-up phases.  There can be no assurance that these businesses will prove to be successful.

We purchased our diamond grading and colored gemstone businesses in November 2005 and August 2006, respectively, and we started our currency authentication and grading business in March 2005.  These businesses have yet to make a material contribution to our net revenues.  To date, our currency, diamond and colored gemstone grading businesses have incurred operating losses and there is no assurance that these services will gain market acceptance or will ever make a material contribution to our net revenues or achieve profitability.  If they do not, we may have to discontinue, and write off our investments in, those businesses.

Future acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or commencement of any new business.

One component of our growth strategy is to acquire existing or to start new businesses that serve other markets for other collectibles or high-value assets. In fiscal 2006, we acquired four businesses and, in fiscal 2007, we acquired two other businesses, a colored gemstone grading business and a trade show management company.  The purchase of these new businesses will present a number of risks and uncertainties, including:

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

We currently have a $7 million bank line of credit, expiring on September 30, 2007, that we can use to fund some of the eligible loans we make.  To-date, we have not utilized this line of credit, as we have adequate cash resources to fund the Dealer Financing Program.  However, in the event we make borrowings under this line of credit in the future, we cannot assure that our cash flow from the operations of our dealer finance program will be sufficient to enable us to repay any borrowings under the line of credit.  Also, the loan agreements establishing the line of credit impose certain restrictive covenants on the Company which could operate to restrict our plans to grow our business.   We plan to seek a renewal of the existing line of credit or to establish a new line of credit at the time the existing line of credit expires at September 30, 2007.  However, there is no assurance that we will succeed in doing so.

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

GCAL offers a grading warranty which provides that, if a diamond graded by us is submitted for re-grading within two years and, on re-grading is assigned a color or clarity grade that is more than one grade lower than the original color or clarity grade it received, GCAL will become obligated to purchase the diamond at the price paid by its then owner or, if GCAL so chooses, to pay the difference in its value at its original grade as compared to its value at the lower grade.

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

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense.  In addition, in the diamond market there are a number of grading services that are substantially larger, have been in business substantially longer and are better known than GCAL.  Increased competition in our collectibles markets could adversely affect our pricing and profit margins and our ability to achieve further growth, and we cannot assure that we will continue to be successful in competing against existing or future competitors in our collectibles markets.  In our diamond business, as we implement its growth strategy, we are likely to encounter intense competition from larger and more established competitors that have significant market shares.  Also, our entry into new collectibles or high-value asset markets could lead other potential competitors to enter those markets as well.  Such competition could adversely affect our ability to generate profits and could cause us to continue to incur losses in those markets and damage our financial condition.

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

We place all of the coins, sportscards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders.  In order to take advantage of volume pricing discounts, to date, we have chosen to purchase substantially all of those holders, on a purchase order basis, from one principal supplier.  Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or to encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  Therefore, we are currently evaluating new vendors, as an alternative source of supply for certain of our high-volume holders.  In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and have a material adverse effect on our results of operations.

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

We are exposed to potential risks and we will continue to incur costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Although we continue to document and test the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will continue to incur costs, including accounting fees and other personnel costs in order to maintain compliance with that Section of the Sarbanes-Oxley Act.  Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

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

On May 31, 2006, the Company adopted a dividend policy that called for the payment of an expected total annual cash dividend of $0.32 per common share, payable in the amount of $0.08 per share, per quarter.  We subsequently increased the dividend on two occasions, initially to $0.48 per common share per year, payable in the amount of $0.12 per share per quarter, and in June 2007 to an annual dividend rate of $1.00 per common share, payable in the amount of $0.25 per share per quarter, beginning with the first quarter of fiscal year 2008.  The payment of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.  For these reasons, as well as others, there can be no assurance that the amount of the Company’s current quarterly cash dividend will not be reduced or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends in the future.

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

ITEM 2.             PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000.  We currently sublease 2,184 square feet of this office space to a related party sub-tenant with an expiration date that coincides with the expiration of the Company's nine-year lease.  We lease approximately 7,300 and 2,133 square feet in New York City under operating leases through November 2015 in connection with our diamond grading business and through June 2007 with our colored gemstone grading business, respectively.  Following June 2007, the operating lease for our colored gemstone business is on a month-to-month basis, and we are in the process of renewing this lease.  In connection with our Expos shows management business, we lease approximately 1,000 square feet in Santa Barbara, CA under a lease agreement with a related party that commenced on July 1, 2006 and continues for a period of 3 years until June 30, 2009.

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

As also previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provided that Miller’s statutory damages arising from the actions of the Company were zero.  The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorney’s fees from the other party.

In December, 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

Oral arguments took place at the Court of Appeals on June 26, 2007.  On August 30, 2007, the Appellate Court issued it decision in which it ruled that, contrary to his assertions, Miller was not entitled to statutory damages of $10.5 million.  In reaching that decision, the Appellate Court found that the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller is not entitled to multiply $750.00 by the number of times his name was used.  The Appellate Court also ruled that Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must show how, if at all, and in what amount, if any, he was damaged as a result of that violation.  However, the Appellate Court ruled that in any new trial that Miller might file, he cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.  We cannot predict whether Miller will file a new trial.

The Appellate Court's decision becomes final 30 days from the date it was issued.  Prior to that date, Miller could petition the Appellate Court to reconsider its decision.  At the end of the 30-day period, Miller will have a period of 10 days within which to file a petition for review by the California Supreme Court.

The Company believes that, even if Miller does file a new trial, it will not incur any material liability to Miller.

Other Legal Actions

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions

Michael R. Haynes	56	Chief Executive Officer
David G. Hall	60	President
Joseph J. Wallace	47	Chief Financial Officer
Michael J. Lewis	63	Senior Vice President – Finance and Chief Compliance Officer

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

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ and the cash dividends that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2007 and 2006:

	Closing Share Prices		Cash Dividends
Fiscal 2007	High	Low	Per Share
First Quarter	$14.28	$12.28	$0.08
Second Quarter	14.39	12.34	0.08
Third Quarter	14.21	12.73	0.12
Fourth Quarter	15.29	13.46	0.12

	Closing Share Prices		Cash Dividends
Fiscal 2006	High	Low	Per Share
First Quarter	$17.54	$12.58	$-
Second Quarter	16.14	11.78	-
Third Quarter	17.56	13.73	-
Fourth Quarter	16.18	13.44	0.08

The Company had 108 holders of record of its common stock and approximately 2,134 beneficial owners on June 30, 2007.

Dividends. On May 31, 2006, the Company adopted a dividend policy that called for the payment of quarterly cash dividends of $0.08 per common share, for an expected annual cash dividend of $0.32 per share. The first such quarterly cash dividend was paid in the fourth quarter of fiscal 2006, and quarterly cash dividends of $0.08 per share also were paid in the first and second quarters of fiscal 2007. The quarterly cash dividend was increased to $0.12 per share, in the third quarter, and dividends in that amount per share were paid in both the third and fourth quarters of 2007.

In June 2007, the Board of Directors approved another increase in the quarterly cash dividend to $0.25 per common share, for an expected annual cash dividend to stockholders of $1.00 per common share.  The first of such quarterly cash dividends of $0.25 per share was paid on September 7, 2007 to all stockholders of record as of August 24, 2007.

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

Share Repurchases

On December 6, 2005, the Company announced that its Board of Directors had approved a stock buyback program that authorized the Company to make up to $10 million of stock purchases in the open market or private transactions, in accordance with applicable SEC rules.  The Company is under no obligation to repurchase any shares under this program, and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the

Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  During the years ended June 30, 2007 and 2006, the Company repurchased and retired 72,517 and 181,851 shares, respectively, for which it paid a total of approximately $949,000 and approximately $2,628,000, respectively.  No shares were purchased pursuant to this program prior to March 2006.

No shares were purchased pursuant to this program during the quarter ended June 30, 2007 and, as of that date, the total dollar value of shares that could be purchased in the future under this program was $6,437,285.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2007, 2006 and 2005, and the selected balance sheet data at June 30, 2007 and 2006, that are set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2004 and 2003 and the related balance sheet data at June 30, 2005, 2004 and 2003 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

On July 14, 2005, the Company purchased substantially all the assets of CoinFacts.com, which operates an Internet website on which it publishes detailed proprietary information and history on U.S. Coins for $500,000 in cash and $15,000 in other directly-related costs.  On September 2, 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins for an aggregate purchase price of $2,377,000.

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a gemological certification and grading laboratory.  As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to Palmieri’s Market Monitor, an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”).  The Company paid an aggregate acquisition price of $3,268,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  The Company paid an aggregate purchase price for Gemprint’s business and assets of $8,583,000 in cash, which included certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

Effective July 1, 2006, the Company acquired the business of Expos Unlimited LLC (“Expos”), a trade show management company that operates the Long Beach and the Santa Clara, California coins, stamp and collectibles expositions.  The aggregate purchase price paid for this business was $2,475,000 in cash.  Based on the future revenues of Expos, the Company may be obligated to make contingency payments up to an aggregate of $750,000 after five years, or July 2011.

On August 18, 2006, the Company acquired American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  The Company paid an aggregate acquisition price of $3,947,000 in cash for AGL, and, depending on AGL’s future revenues, may become obligated to make contingent payments up to an aggregate of $3,500,000 over the next five years.

The operating results of each of these acquired businesses have been included in our consolidated results of operations from the respective dates of their acquisition by us.

In the third quarter of fiscal 2005, we completed a public offering in which we sold a total of 2,195,856 shares of our common stock at a public offering price of $17.50 per share  The net proceeds to us from the sale of the shares in the offering, after payment of underwriting commissions and offering expenses, were approximately $35,657,000.

As previously disclosed, in December 2003 the Company approved, and during the balance of fiscal 2004 implemented, a plan to dispose of its collectibles sales businesses.  As a result, the consolidated selected financial data set out below for the five years ended June 30, 2007 have been restated to classify the assets and related liabilities of those businesses as held for sale and the related operating results as discontinued operations.  Therefore, for fiscal years 2003 through 2007, the income or loss from discontinued operations reflects the after-tax results of operations of those businesses through the respective dates of their disposal, plus any gain or loss recognized on the disposal of those businesses, plus any profit or loss realized on the disposal of the remaining assets of those businesses.  In addition, in fiscal year 2006, discontinued operations also included the operations of CTP (a business we acquired as part of the CCE acquisition) for the three month period ended November 30, 2005, when we sold that business.

	Years Ended June 30,
	(in thousands, except per share data)
	2007(1)	2006(1)	2005	2004	2003
Consolidated Statement of Operations Data:
Net revenues	$40,452	$36,914	$33,607	$26,420	$20,337
Cost of revenues	19,297	14,890	12,239	10,322	8,754
Gross profit	21,155	22,024	21,368	16,098	11,583
Selling, general and administrative expenses	23,137	17,986	14,380	11,829	11,492
Amortization of intangible assets	950	269	21	-	-
Operating income (loss)	(2,932)	3,769	6,967	4,269	91
Interest income, net	2,144	2,346	906	135	94
Other income (expense), net	6	22	26	(25)	(6)
Income (loss) before provision (benefit) for income taxes	(782)	6,137	7,899	4,379	179
Provision (benefit) for income taxes	(39)	2,733	3,141	1,581	(557)
Income (loss) from continuing operations	(743)	3,404	4,758	2,798	736
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	228	296	60	(1,068)	(2,202)
Cumulative effect of accounting change (net of income taxes)	-	-	-	-	(8,973)
Net income (loss)	$(515)	$3,700	$4,818	$1,730	$(10,439)

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.09)	$0.40	$0.68	$0.45	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.04	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)	-	-	-	-	(1.45)
Net income (loss)	$(0.06)	$0.44	$0.69	$0.28	$(1.68)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.09)	$0.39	$0.64	$0.44	$0.12
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.03	0.01	(0.17)	(0.35)
Cumulative effect of accounting change (net of income taxes)	-	-	-	-	(1.43)
Net income (loss)	$(0.06)	$0.42	$0.65	$0.27	$(1.66)
Weighted average shares outstanding:
Basic	8,367	8,473	7,013	6,170	6,205
Diluted	8,367	8,782	7,452	6,463	6,294

Cash dividends paid on common stock(2)	$3,350	$674	$-	$-	$-
Cash dividends paid per share of common stock	$0.40	$0.08	$-	$-	$-

Balance Sheet Data:
Cash and cash equivalents	$42,386	$52,110	$65,439	$21,454	$4,482
Working capital - continuing operations	42,208	54,812	68,576	22,308	4,566
Working capital – discontinued operations	-	75	338	991	13,803
Goodwill and Intangibles – continuing	23,249	14,473	79	-	-
Total assets – continuing operations	78,101	78,138	75,123	32,690	15,926
Total assets – discontinued operations	-	83	411	1,384	16,365
Stockholders' equity	68,891	71,906	70,566	29,366	26,319

1.
Effective July 1, 2005, the Company adopted SFAS 123R, using the modified prospective transition method.  Accordingly, in fiscal year 2006, cost of revenues and selling, general and administrative costs include $302,000 and $368,000, respectively, of stock-based compensation expense that was not required to be recognized as an expense in prior years. During fiscal year 2007, cost of revenues and selling, general and administrative costs include $194,000 and $532,000, respectively, of stock-based compensation expense that was not required to be recognized prior to FY2006.  In addition, $164,000 was recognized during fiscal year 2007 as general and administrative expenses for restricted shares issued during FY 2007.

2.
The payment of quarterly cash dividends commenced in the fourth quarter of fiscal year 2006 and cash dividends were paid in each of the four quarters of fiscal year 2007.  See “Market for Common Stock and Related Stockholders Matters – Dividends” in Item 5 of this Report above.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and related notes, included elsewhere in Part II of this Annual Report.   This discussion also should be read in conjunction with the information in Item IA of Part I of this Report, entitled “Risk Factors,” which contains information about certain risks and uncertainties that can affect our business and our financial performance in the future.

Introduction and Overview

Our Business

Collectors Universe, Inc. (the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and vintage U.S. currency notes and to sellers and purchasers of diamonds and colored gemstones.  We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from: the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; the sale of Collectors Club membership subscriptions; from subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and the collectibles trade show conventions that we conduct.

Recent Business Acquisitions.  On July 14, 2005, the Company purchased substantially all the assets of CoinFacts.com, which operates an Internet website on which it publishes detailed proprietary information and history on U.S. Coins for an aggregate purchase price of $515,000.

On September 2, 2005, the Company acquired the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins for an aggregate purchase price of $2,377,000.

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a gemological certification and grading laboratory.  As part of that transaction, the Company also acquired Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”).  The Company paid an aggregate acquisition price of $3,268,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor.

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  The Company paid an aggregate purchase price for Gemprint’s business and assets of $8,583,000 in cash, assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

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

Effective July 1, 2006, we acquired all of the outstanding ownership interests of Expos Unlimited LLC (“Expos”), a California limited liability company engaged in the business of owning and conducting collectibles trade shows and conventions, for an aggregate purchase price of $2,475,000 in cash.  Depending on the future revenue performance of Expos, the Company may become obligated to make contingent payments to those former owners of up to an aggregate of $750,000 in July 2011.  Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually.  At both the Long Beach and Santa Clara Expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest.  We offer on-site authentication and grading services for the collectibles exhibited and bought and sold at those shows, with same day turnaround.

On August 18, 2006, we acquired American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  AGL is one of the leading third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auction through Sotheby’s and Christies and by jewelry retailers such as Cartier and Fred Leighton.  The Company paid an aggregate acquisition price of $3,947,000 in cash for AGL, and, depending on the future revenue performance of AGL, the Company may become obligated to make payments of up to an aggregate of an additional $3,500,000 over the next five years.

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition

Discontinued Operations.  As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.  During the year ended June 30, 2007, we generated cash of $599,000 from the sales of our discontinued collectibles sales businesses and the liquidation of the inventories and accounts receivable of those businesses that were not included in those sales.  All of the remaining assets of those businesses, which totaled approximately $83,000 at June 30, 2006, were either liquidated during the fiscal year ended June 30, 2007 or fully reserved for on our balance sheet at June 30, 2007.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our revenues are comprised of (i) fees generated by the authentication and grading of high-value collectibles, and other high value assets consisting of diamonds and colored gemstones, and (ii) to a lesser extent, revenues from sales of collectibles club memberships; advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from the management, operation and promotion of collectibles trade shows and conventions.

Our authentication and grading revenues, which accounted for approximately 84% of our total net revenues in the fiscal year ended June 30, 2007, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Five of our coin authentication and grading customers accounted for approximately 14% and 22%, respectively, of our total net revenues in the fiscal years ended June 30, 2007 and 2006.  As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability.  During the fiscal year ended June 30, 2007, revenue earned from our trade show related activities decreased by approximately $1,660,000 as a result of a lower volume of authentication and grading submissions at trade shows primarily by these customers.  We believe that this decline was primarily the result of lower gold prices in the first quarter of the current fiscal year, compared with the three months ended June 30, 2006, which reduced the volume of coin transactions and, therefore, the demand for our services at those shows.  However, trade show activity can vary depending on a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.

Factors Affecting our Gross Profit Margins.  The gross profit margins on authentication and grading submissions also are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions, because we generally realize higher margins on coin submissions than on submissions of other collectibles and high-value assets; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, and (iv) the stage of development and the seasonality of our newly acquired businesses.  Furthermore, because a significant proportion of our direct costs are fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance.  We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets.  Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the gold and other precious metals markets and the stock markets.  These conditions primarily affect the volume of purchases and sales of collectibles which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, usually result in increases in submissions of collectibles for our services.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following table provides information regarding the respective number of coins, sportscards, autographs, currency, diamonds and colored gemstones that we graded or authenticated in the fiscal years ended June 30, 2007, 2006, and 2005 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed
	2007		2006		2005
Coins	1,559,000	50%	1,789,000	55%	1,670,000	58%
Sportscards	1,262,000	41%	1,199,000	37%	1,084,000	38%
Autographs	170,000	5%	181,000	6%	77,000	3%
Stamps	66,000	2%	38,000	1%	26,000	1%
Currency(1)	36,000	1%	29,000	1%	3,000	-
Diamonds(2)	25,000	1%	5,000	-	-	-
Colored Gemstones(3)	1,000	-	-	-	-	-
Total	3,119,000	100%	3,241,000	100%	2,860,000	100%

	Declared Values (000)
	2007		2006		2005
Coins	$1,435,000	82%	$1,613,000	90%	$1,191,000	91%
Sportscards	88,000	5%	75,000	4%	66,000	5%
Autographs	24,000	1%	15,000	1%	26,000	2%
Stamps	12,000	-	21,000	1%	17,000	1%
Currency(1)	32,000	2%	43,000	2%	8,000	1%
Diamonds(2)	97,000	6%	27,000	2%	-	-
Colored Gemstones(3)	62,000	4%	-	-	-	-
Total	$1,750,000	100%	$1,794,000	100%	$1,308,000	100%

1.	We commenced our currency authentication and grading business in fourth quarter of 2005.

2.	We commenced the authentication and grading of diamonds in the second quarter of 2006 when we acquiredGCAL and Gemprint.

3.	We commenced the authentication and grading of colored gemstones in the first quarter of 2007, when we acquired AGL.

Overview of Fiscal 2007 Operating Results

As the following table indicates, we sustained an operating loss of nearly $3.0 million in fiscal 2007 as compared to operating income of nearly $3.8 million in fiscal 2006, despite a 9.6% increase in net revenues, due primarily to the combined effects of an increase in costs of revenues, a decline in our gross profit margin and an increase in selling, general and administrative expenses and amortization of intangible assets.  As a result we sustained a loss from continuing operations of $743,000 in fiscal 2007 as compared to income from continuing operations of $3.4 million in fiscal 2006, primarily as a result of the above factors that impacted operating income, as well as decreased interest income earned in fiscal 2007.

	2007		2006		2007 vs 2006
	Amount	%	Amount	%	% of Change

Net revenues	$40,452	100.0%	$36,914	100.0%	9.6%
Cost of revenues	19,297	47.7%	14,890	40.3%	29.6%
Gross profit	21,155	52.3%	22,024	59.7%	(3.9)%
Selling and marketing expenses	7,497	18.5%	4,918	13.4%	52.4%
General and administrative expenses	15,640	38.7%	13,068	35.4%	19.7%
Amortization of intangible assets	950	2.3%	269	0.7%	253.1%
Operating income (loss)	(2,932)	(7.2)%	3,769	10.2%	(177.8)%
Interest income, net	2,144	5.3%	2,346	6.3%	(8.6)%
Other income	6	-	22	0.1%	(72.7)%
Income before provision for income taxes	(782)	(1.9)%	6,137	16.6%	(112.7)%
Provision (benefit) for income taxes	(39)	(0.1)%	2,733	7.4%	(101.4)%
Income (loss) from continuing operations	(743)	(1.8)%	3,404	9.2%	(121.8)%
Income from discontinued operations(1)	228	0.5%	296	0.8%	(23.0)%
Net income (loss)	$(515)	(1.3)%	$3,700	10.0%	(113.9)%
Net income (loss) per diluted share:
Income from continuing operations	$(0.09)		$0.39		(123.2)%
Income from discontinued operations(1)	0.03		0.03		-
Net income (loss)	$(0.06)		$0.42		(114.2)%

(1)	Net of gain on sales of discontinued businesses (net of income taxes).

The decline in our gross margin in fiscal 2007 was due primarily to (i) an increase in coin grader-related compensation costs, which are classified as costs of revenues in our statements of operations, (ii) a change in the mix of collectibles and high value assets graded to a lower proportion of coins, on which we realize higher margins than on authentication and grading of other collectibles; and (iii) the early stage of our diamond and colored gemstone businesses, as we build capacity in anticipation of increased revenues in future periods.

The increase in selling and marketing costs in fiscal 2007 was primarily due to (i) costs of approximately $1,863,000, primarily related to the promotion and marketing of our new businesses; and (ii) increased collectibles trade-show expenses and promotional expenses, due primarily to an increase in the number of collectibles trade shows in which we participated in fiscal 2007 and increased resources allocated to each show.

The increase in general and administrative expenses in fiscal 2007, was primarily attributable to expenses incurred in connection with (i) the acquisition and operation of newly acquired businesses, (ii) investments in infrastructure to support our expanded operations, and (iii) stock-based compensation costs arising from new option grants and the issuance of restricted shares in fiscal 2007.

The increase in amortization of intangible assets, primarily reflects amortization expense from (i) business acquisitions; and (ii) capitalized software projects.

These, as well as other factors affecting our operating results in fiscal 2007, are described in more detail below.

Critical Accounting Policies and Estimates

General.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value.  In determining the fair value of certain of our assets, principally accounts and notes receivable and inventories, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our accounts receivable or realize the value of our inventories in future periods.  Those judgments, estimates, and assumptions are based on current information available to us at that time.  Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates.  Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

During fiscal year 2006 and in the first quarter of fiscal year 2007, we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate the amount paid for those businesses in excess of the fair value of the assets and liabilities acquired and assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Long-Lived Assets” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives.  Indefinite-lived intangible assets are subject to on-going evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets.  In the event it was determined, from any such impairment analysis, that the estimated fair value of any such asset had declined below its carrying value, we would be required to recognize an impairment charge that would have the effect of reducing our income in the period when that charge was recognized.

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

Revenue Recognition Policies.  We generally record revenue at the time of shipment of the authenticated and graded collectible or high-value assets to the customer.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading.  We record those prepayments as deferred revenue until their graded collectibles are shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place.

A portion of our net revenues are comprised of subscription fees paid by customers for a membership in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement in accordance with EITF 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, by recognizing approximately 60% of the subscription fee in the month following the membership purchase, on the basis that Collectors Club members typically utilize their vouchers for free grading services within 30 days of subscribing for memberships.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the publication services provided under this membership service.

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

If there were to be an economic downturn or there were to occur other events or circumstances that are likely to make it more difficult to sell, or that would lead us to reduce the sales prices of, those collectibles, it may become necessary to increase the reserve.  Increases in this reserve will cause a decline in operating results, because such increases are recorded by charges against income.

Grading Warranty Costs.  We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  We offer a similar limited warranty of two years’ duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  To date our reserves have proved to be adequate.  However, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Long-Lived Assets.  We regularly conduct reviews of property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment.  Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  In order to determine if the value of a definitive-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition and determine its fair value by discounting those cash flows to present value using a discount rate commensurate with management’s estimates of the business risks associated with the asset.  If that estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  During fiscal 2007, we recognized approximately $55,000 in impairment charges related to fixed assets.

Stock-Based Compensation.  We recognize share-based compensation expense based on the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option valuation method.  Under that method, assumptions are made with respect to the expected lives of the options or other stock awards granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant.  In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of an estimated forfeiture rate that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures.  Once we determine the compensation expense of a stock award, that expense is recognized in our Consolidated Statements of Operations over its vesting period using the straight-line attribution method.  During fiscal 2007, we issued restricted shares to outside members of the Board of Directors and to our CEO and, accordingly, we recognized stock-based compensation over the vesting period of such restricted shares, based upon the closing stock prices of the shares on their respective dates of the grant, net of an estimated forfeiture rate.

Capitalized Software.  In the fiscal year 2007 and 2006, we capitalized approximately $1,483,000 and $421,000, respectively, of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they are incurred.  During the fiscal year ended June 30, 2007 and 2006, we recorded approximately $193,000 and $11,000, respectively, as amortization expense related to such capitalized software projects.  We evaluate the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment occurs.

Income Taxes and Deferred Tax Assets.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  At June 30, 2006 and 2007, approximately $1,756,000 and $1,020,000, respectively, were recorded as deferred tax assets, and management believes that it is more likely than not that these deferred tax assets will be realized in the future.  As of June 30, 2006 and 2007, there was $0 and $22,000, respectively, recorded as a valuation allowance.  At June 30, 2007, we recorded a deferred tax liability in the amount of $869,000, primarily related to the acquisition of AGL.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	47.7%	40.3%	36.4%
Gross profit	52.3%	59.7%	63.6%
Operating expenses:
Selling and marketing expenses	18.5%	13.4%	10.5%
General & administrative expenses	38.7%	35.4%	32.3%
Amortization of intangible assets	2.3%	0.7%	0.1%
Total operating expenses	59.5%	49.5%	42.9%
Operating income (loss)	(7.2)%	10.2%	20.7%
Interest income, net	5.3%	6.4%	2.7%
Other income	-	-	0.1%
Income (loss) before provision for income taxes	(1.9)%	16.6%	23.5%
Provision (benefit) for income taxes	(0.1)%	7.4%	9.3%
Income (loss) from continuing operations	(1.8)%	9.2%	14.2%
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.5%	0.8%	0.1%
Net income (loss)	(1.3)%	10.0%	14.3%

Net Revenues.  Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets.  Fees generated from the authentication and grading of collectibles include coins, sportscards, autographs, stamps and currency and for high-value assets, diamonds and colored gemstones.  To a lesser extent, we generate other-related service revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues are determined net of discounts and allowances.

The following tables set forth our total net revenues for the fiscal years ended June 30, 2007, 2006 and 2005, broken out between grading and authentication services and other related services:

					2007 vs. 2006
	2007		2006		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$34,003	84.1%	$33,221	90.0%	$782	2.4%
Other related services	6,449	15.9%	3,693	10.0%	2,756	74.6%
Total net revenues	$40,452	100.0%	$36,914	100.0%	$3,538	9.6%

					2006 vs. 2005
	2006		2005		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$33,221	90.0%	$30,955	92.1%	$2,266	7.3%
Other related services	3,693	10.0%	2,652	7.9%	1,041	39.2%
Total net revenues	$36,914	100.0%	$33,607	100.0%	$3,307	9.8%

The following tables set forth certain information regarding the increases or decreases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the numbers of collectibles and diamonds and colored gemstones that we authenticated and graded in the fiscal years ended June 30, 2007, 2006 and 2005:

					2007 vs. 2006
	2007		2006		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,317	57.6%	$23,829	64.6%	$(512)	(2.1)%	(230,000)	(12.9)%
Sportscards	8,797	21.8%	8,461	22.9%	336	4.0%	63,000	5.3%
Other (1)	8,338	20.6%	4,624	12.5%	3,714	80.3%	45,000	17.8%
	$40,452	100.0%	$36,914	100.0%	$3,538	9.6%	(122,000)	(3.8)%

					2006 vs. 2005
	2006		2005		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,829	64.6%	$23,203	69.0%	$626	2.7%	119,000	7.1%
Sportscards	8,461	22.9%	8,143	24.2%	318	3.9%	115,000	10.6%
Other (1)	4,624	12.5%	2,261	6.8%	2,363	104.5%	147,000	138.7%
	$36,914	100.0%	$33,607	100.0%	$3,307	9.8%	381,000	13.3%

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

Fiscal 2007 vs. 2006

Revenues increased by $3,538,000 or 9.6% to $40,452,000 in fiscal year 2007, compared to $36,914,000 in fiscal year 2006.  This increase was attributable primarily to (i) an increase of approximately $2,756,000, or 74.6%, in revenues generated primarily by the non-grading related services, primarily related to businesses we acquired in the fiscal year 2006 and first three months of fiscal 2007, and (ii) an increase of approximately $782,000, or 2.4%, in grading and authentication revenues.  The increase in grading and authentication revenues was largely attributable to increases in the volume of submissions of sportscards, other collectibles and diamonds and colored gemstones, which more than offset a decline in coin authentication and grading revenues.  Approximately $2,200,000 of the increase in our fiscal 2007 revenues was generated by the collectibles convention business and our colored gemstone grading business, AGL, both of which we acquired in the first three months of fiscal 2007.  Excluding the contribution made by those two businesses, revenues grew by 3.6% in 2007 as compared to fiscal 2006.

The 74.6% increase in revenues generated by our non-grading related service businesses in 2007, as compared to fiscal 2006, was primarily attributable to (i) increased sales of Collectors Club memberships and CCE subscriptions, (ii) an increase in interest earned as a result of an increase in the average amount of loans outstanding to dealers under our dealer finance program, and (iii) revenues generated by our collectibles convention business that was acquired at the beginning of fiscal 2007.

The 2.4% increase in grading and authentication revenues was driven by a 6.4% increase in the average service price per unit for our grading and authentication businesses, compared to the prior fiscal year, offset by a 3.8% decrease in total units graded.  Coin grading revenues decreased by 4.3% and the number of units graded decreased by 12.9%, primarily driven by (i) a $1,660,000 decrease in show and invitational revenues (ii) a net $170,000 decrease in revenue attributable to a decrease in First Strike/Bulk units graded, partially offset by an increase in the average service fees earned on those units; (iii) a $880,000 increase in revenue due to an increase in the volume of vintage collectibles submissions; and (iv) increases in other coin-related services.  We believe the reduction in the First Strike submissions was due to a number of factors, including a dispute related to PCGS’ trademarked First Strike designation, which has since been resolved.

For sportscards, the 5.3% increase in the number of units graded was partially offset by a 14.9% decrease in advertising revenue, and resulted in a 4.0% increase in net revenues.

A 17.8% increase in units graded and authenticated for other collectibles and diamonds and colored gemstones resulted in a 35.5% increase in the grading and authentication revenues generated by those businesses in 2007, as compared to 2006, primarily driven by increases in the volume of diamond and stamp grading submissions, as well as the contribution to our revenues of our colored gemstone authentication and grading business, which we acquired in August of 2006.

Fiscal 2006 vs. 2005

Revenues increased by $3,307,000 or 9.8% to $36,914,000 in fiscal year 2006, compared to $33,607,000 in fiscal year 2005.  This increase was comprised of (i) an increase of $2,266,000, or 7%, in grading and authentication revenues, and (ii) an increase in revenues from other services that we sell of approximately $1,041,000, or 39%, that was primarily attributable to revenues generated by the businesses we acquired in the first six months of fiscal year 2006.  Approximately $1,600,000 of our fiscal 2006 revenues were generated by GCAL and CCE (which we acquired in the first half of fiscal 2006) and by our currency authentication and grading business and our dealer lending business, which recorded their first full year of operations following their launch in the latter half of 2005.  As a result, revenue growth in 2006, excluding those four businesses, was 5% over fiscal 2005.

The 7% increase in grading and authentication revenues in fiscal 2006 was driven by a 13% increase in the number of units graded and authenticated, compared to the prior fiscal year.  Coin grading revenues increased by 2%, compared to a 7% increase in the number of units graded, because modern coin grading submissions (on which we earn a lower service fee) represented a higher proportion of total coins graded in fiscal year 2006, compared to fiscal 2005, primarily as a result of increased submissions attributable to the Company’s First Strike program in fiscal 2006.  The number of sportscards graded increased by 11% in 2006, while sportscard grading revenues increased by 4%, reflecting a decrease in the average grading service fee due to a higher proportion of sportscards graded at special pricing than in 2005.  The number of other collectibles graded and authenticated in 2006 increased by 139%, while grading and authentication revenues attributable to grading submissions of such collectibles increased by 70%, primarily reflecting a reduction in pricing of our autograph authentication services to make those services more attractive to a larger number of dealers and collectors.

The number of coins graded and authenticated in fiscal 2006 increased by 7%, as compared to the prior year, due primarily to an increase in coin submissions under the Company’s First Strike program.  That increase more than offset a reduction in the number of units submitted by a coin dealer that had been our largest customer until the fourth quarter of fiscal 2005, when its owner sustained a serious illness.  Revenues attributable to coin submissions by that customer declined from 9% of total revenues in fiscal 2005 to 4% of total revenues for fiscal 2006.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing and other direct costs of the revenues generated by our other (non-grading) service businesses.  In addition, costs of revenues include stock-based compensation earned by employees whose compensation is classified as part of the cost of authentication and grading revenues.

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2007, 2006 and 2005.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Gross profit	$21,155	$22,024	$21,368
Gross profit margin	52.3%	59.7%	63.6%

2007 vs. 2006.  The decline in our gross profit margin to 52.3% in the fiscal year ended June 30, 2007, from 59.7% in fiscal 2006, was attributable to a number of different factors, including the following: (i) a decline in the gross margin on coin authentication and grading, due primarily to an increase in costs resulting from the addition of new coin grading capacity in anticipation of increased volumes of submissions and to reduce the turnaround times within which coins are authenticated and graded; (ii) a decline in the gross margin realized on sportscard authentication and grading services, due primarily to a decrease in sportscard related advertising revenues and higher production costs incurred due to a change in the mix of sportscard units graded in 2007 as compared to 2006; (iii) a change in the mix of our authentication and grading revenues to a lower proportion of coin authentication and grading revenues, on which we have historically realized higher margins than on the authentication and grading of other collectibles, as coin revenues represented approximately 58% of total net revenues in the fiscal 2007, compared to approximately 65% of total net revenues in fiscal 2006; and (iv) the early stage of our diamond and colored gemstone grading businesses as we build our diamond grading capacity in anticipation of increased revenues in future periods.  The decline was partially offset by a $108,000 decrease in the stock-based compensation costs classified as cost of revenues in fiscal 2007, from $302,000 in fiscal 2006.

2006 vs. 2005.  The decline in our gross profit margin to 59.7% in fiscal year 2006 from 63.6% in fiscal 2005, was primarily attributable to (i) a modest decline in the average service fees for coin authentication and grading services due to a change in the mix of coin submissions in 2006 as compared to 2005; (ii) a $410,000 increase in coin grader-related compensation costs in fiscal 2006, as a result of an increase in the number of graders and the implementation of changes to their compensation structure; (iii) a change in the mix of collectibles and diamonds graded to a lower proportion of coins, on which we realize higher margins than on the authentication and grading of other collectibles and diamonds; and (iv) stock-based compensation expense of $302,000 for fiscal 2006, recorded as required by SFAS No. 123(R).  Coin revenues represented approximately 65% of total net revenues in fiscal 2006, compared to approximately 69% of total net revenues in fiscal 2005.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Selling and marketing expenses	$7,497	$4,918	$3,534
As a percentage of net revenues	18.5%	13.4%	10.5%

2007 vs. 2006.  The increases in selling and marketing expenses of $2,579,000 in absolute dollars and 5.1% as a percentage of net revenues, in fiscal 2007, compared to the prior fiscal year, were primarily attributable to (i) an increase of approximately $1,863,000 in sales and marketing costs to market and promote our new businesses, including our diamond grading business (which we acquired in November 2005), our colored gemstone grading business (which we acquired in August 2006), and our CCE auction subscription business (which we acquired in September 2005); (ii) a $339,000  increase in sales and marketing costs primarily to promote our coin and sportscard authentication and grading services at trade shows (including an increase in the number of trade shows attended) and in other channels; and (iii) increases in general marketing costs, including an increase in marketing-related compensation costs attributable to the hiring, in November 2006, of a chief marketing officer for our diamond and colored gemstone grading businesses.

2006 vs. 2005.  The increase of $1,384,000 in selling and marketing expenses in fiscal year 2006, compared to fiscal year 2005, was primarily attributable to (i) costs of approximately $850,000 incurred in fiscal 2006 in connection with the commencement of marketing programs for the businesses that we acquired in the first six months of fiscal year 2006, including $600,000 that was used to market our new diamond grading business, and the launch of the Company’s currency grading division; (ii) an increase of approximately $330,000 in marketing expenses incurred to promote our coin and sportscard grading services at trade shows, including an increase in the number of trade shows at which we offered those services to dealers and collectors, as compared to the number in 2005; (iii) increased advertising and promotional expenses of approximately $220,000 incurred primarily to promote the Company’s First Strike program; and (iv) increases in personnel costs in our customer service departments.  We made the decision to increase expenditures to promote our grading and authentication services at trade shows and to increase the number of trade shows at which we offer those services, because we are able to generate higher average coin and sportscard grading service fees at trade shows due to the faster turnaround times demanded by dealers and collectors attending those shows.

General and Administrative Expenses.  General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting, information technology personnel, facilities management costs and other miscellaneous expenses.  Since fiscal 2006, G&A expenses also have included stock-based compensation costs arising from the grant of stock awards to executive management, finance and accounting, information technology personnel, in accordance with SFAS No. 123(R) which, in the case of the Company, became effective as of July 1, 2005.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
General & administrative expenses	$15,640	$13,068	$10,846
As a percentage of net revenues	38.7%	35.4%	32.3%

2007 vs. 2006.  The increase in G&A expenses of $2,572,000 in fiscal 2007, compared to prior fiscal year, was primarily attributable to (i) expenses, totaling approximately $1,723,000, incurred in connection with initiatives to grow our recently acquired diamond, colored gemstone, and trade show businesses; (ii) increased costs of approximately $560,000, to upgrade and expand our internal systems to support an increased volume of business and our entry into new markets; and (iii) increased business development costs of approximately $300,000, incurred in connection with our coin authentication and grading business.  Such cost increases were partially offset by a reduction in litigation-related costs in fiscal 2007, compared to the same periods of fiscal 2006, during which we incurred legal fees and expenses in connection with the Miller trial.  Stock-based compensation costs (including $164,000 of amortization expense related to restricted stock awards) included in general and administrative expenses for fiscal 2007 were $688,000, compared with $367,000 for fiscal 2006.

2006 vs. 2005.  The increase in general and administrative expenses of $2,222,000 in fiscal 2006 was primarily attributable to expenses incurred in connection with the acquisition and integration into our operations of the businesses we acquired in the first half of 2006, investments in infrastructure to support the growth of our businesses, litigation costs, audit and Sarbanes-Oxley compliance costs and stock-based compensation costs (arising from the adoption of SFAS 123(R)).  The increased costs associated with the acquired businesses totaled approximately $840,000.  We also incurred approximately $300,000 in connection with the implementation of our business acquisition and expansion program in fiscal 2006.  The increased infrastructure costs of approximately $650,000 in fiscal 2006 included investments in information technology systems and one-time space-related costs to support the growth of our businesses.  Litigation costs were approximately $190,000 higher in fiscal 2006 than in fiscal 2005, primarily attributable to the costs of the trial in the Miller lawsuit that took place in the second quarter of fiscal 2006.  Increased audit, Sarbanes- Oxley and tax compliance costs of approximately $400,000 were incurred primarily in the first and fourth quarters of fiscal 2006.  These costs were partially offset by the $500,000 decrease in settlement of a lawsuit expense (as discussed below).  Stock-based compensation costs recognized pursuant to SFAS 123(R) and included in general and administrative expenses for fiscal 2006 were $367,000, as compared to fiscal 2005 during which no stock-based compensation costs were required to be recognized.

Also included in general and administrative expenses in 2005 is a settlement of a legal action brought by Real Legends, Inc., a seller of sports cards against When It Was a Game (“WIWAG”), a sports card dealer, and against us as a co-defendant.  Pursuant to the settlement terms, all of the claims asserted against the Company by plaintiff were settled and plaintiff terminated the litigation, with prejudice, and we paid plaintiff $600,000, of which $100,000 was reimbursed to us by one of our insurers.  As a result, the net cost to us of that settlement was $500,000, or 1.5% of our fiscal 2005 net revenues.

Amortization of Intangible Assets

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Amortization Expense	$950	$269	$21
As a percentage of net revenues	2.3%	0.7%	0.1%

The increases in amortization expense are due primarily to an increase in intangible assets that resulted from the business acquisitions that we consummated in fiscal 2006 and in the first quarter of fiscal 2007 and the amortization of capitalized software.  Those assets are being amortized over their estimated useful lives as described in note 2 to our Consolidated Financial Statements included in Item 8 of this Report.

Stock-Based Compensation

In accordance with SFAS No. 123(R) – Share-Based Payment which, in the Company’s case, became effective as of July 1, 2005, we recognized stock-based compensation of $890,000 and $670,000 during fiscal 2007 and 2006, respectively.  That stock-based compensation was recorded as part of (i) costs of sales, in the case of stock awards granted to employees in our authentication and grading businesses, (ii) selling and marketing expenses in the case of stock awards granted to marketing and sales personnel and (iii) general and administrative expenses in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows:

	Year Ended June 30,	Year Ended June 30,
	2007	2006
Cost of revenues	$194,000	$302,000
Selling and marketing expenses	8,000	1,000
General and administrative expenses	688,000	367,000
	$890,000	$670,000

Prior to the adoption of SFAS No 123(R), we accounted for stock-based compensation in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise or purchase price of the options or stock awards.  However, we have disclosed, in the notes to our Consolidated Financial Statements, pro forma net earnings and pro forma net earnings per share for fiscal year 2005 as if the fair value of all stock options and other stock awards, as of their respective grant dates, were recognized as expense over the vesting periods of those options in accordance with SFAS No. 123 Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation costs recognized in fiscal 2006 include: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on their respective grant date fair values estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation cost for all share-based awards granted subsequent to June 30, 2005, based on their respective grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R).  In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated and the Company will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share for periods ended prior to July 1, 2005 in the notes to our Consolidated Financial Statements.

We will also continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee.  However, no equity instruments were issued to non-employees for goods or services during the three years ended June 30, 2007.

We issue stock options or make restricted stock grants to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period.  Typically, the vesting period is four years for employee awards and shorter periods for director awards, reflecting their service periods, although awards are sometimes granted with immediate vesting.

During fiscal 2007, we issued a total of approximately 57,000 shares of restricted stock to our CEO and the non-management members of the Board of Directors, which required us to recognize stock-based compensation expense of approximately $164,000 during fiscal 2007.  No shares of restricted stock were issued in fiscal 2006 and no stock-based compensation related to restricted shares was recognized in 2006. The shares of restricted stock issued to our CEO and our Board members have vesting periods of four years and one year, respectively.  Compensation cost is determined based on the closing price of our stock, as reported by NASDAQ, as of the date of the grant and is recognized as stock-based compensation expense over the vesting period on a straight-line basis, net of an estimated forfeiture rate of 7%. No shares of restricted stock were issued in fiscal 2006.

We calculate stock-based compensation by estimating the fair value of stock options as of the date granted using the Black-Scholes option valuation model and various assumptions that are described in note 2 to our Consolidated Financial Statements included in Item 8 of this Report.  Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For fiscal years 2007 and 2006, stock-based compensation consisted of compensation costs attributable to options granted in prior years that were outstanding but were not fully vested as of July 1, 2005, the adoption date of SFAS No. 123(R), and compensation costs for options that were granted following July 1, 2005 to June 30, 2007, prorated from their respective grant dates to June 30, 2007.  Compensation costs, as determined, were adjusted for estimated forfeitures in accordance with SFAS No. 123(R).  Options to purchase a total of 65,000 and 42,000 shares of our common stock were granted to employees during fiscal 2007 and 2006, respectively.  These options are in addition to the restricted stock grants made in 2007, as described above.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123.  During fiscal 2007, we revised our forfeiture rate for stock options from 10.5% for fiscal 2006 to 9% for 2007.

A total of $1,672,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2007 and will be recognized as compensation expense as follows:

Year Ending June 30,	Amount
2008	$864,000
2009	486,000
2010	233,000
2011	89,000
Total	$1,672,000

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s award forfeiture percentage.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts, short-term bank certificates of deposit, auction rate securities and commercial paper instruments.  Such interest income does not include the interest that we generate on loans we make pursuant to our dealer-finance program, which are included in net revenues.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Interest income, net	$2,144	$2,346	$906
Percent of net revenue	5.3%	6.4%	2.7%

2007 vs. 2006.  The reduction in interest income, net to $2,144,000 in fiscal 2007, from $2,346,000 in fiscal 2006, was primarily due to decreases in our average cash, cash equivalents and short-term investment balances during fiscal 2007, reflecting our use of cash to fund (i) business acquisitions in fiscal year 2007; (ii) capital expenditures, primarily for purchase of fixed assets; (iii) the payment of quarterly cash dividends to our stockholders; and (iv) repurchases of our common stock under our stock buyback program, which more than offset cash generated from operations and the effect on interest income of increases in prevailing interest rates in fiscal year 2007, as compared to fiscal 2006.

2006 vs. 2005.  The increase in interest income, net to $2,346,000 in fiscal 2006 from $906,000 in fiscal 2005, was primarily attributable to increases in our average cash, cash equivalents and short-term investment balances, as a result of (i) the sale by us of 2,195,856 shares of our common stock in a public offering that we completed in the third quarter of fiscal 2005, which generated net proceeds to us of $35,657,000; (ii) cash generated from the disposition of our collectibles sales businesses; and (iii) cash generated by operations, which more than offset cash expended for business acquisitions completed in fiscal year 2006.  Also contributing to the increase in interest income, net in fiscal 2006 was an increase in prevailing interest rates, as compared to fiscal 2005.

Provision (Benefit) for Income Taxes

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Provision (benefit) for income taxes	$(39)	$2,733	$3,141

The income tax benefit recorded in fiscal 2007 reflects a pre-tax loss in fiscal 2007 and an increase in permanent differences between the Company’s income for book purposes and for tax purposes, due primarily to the non-deductibility of stock based compensation costs related to the grant of incentive stock options.  For fiscal 2006 and 2005, our effective tax rates were 45% and 40%, respectively, reflecting increased permanent differences in fiscal 2006, between the Company’s income for book purposes and tax purposes, primarily related to the non-deductibility of compensation costs on incentive stock options, which the Company was required to recognize for the first time in fiscal 2006.

Discontinued Operations

	Fiscal Year Ended June 30, (Dollars in thousands)
	2007	2006	2005
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	$228	$296	$60

As a result of our decision in fiscal 2004 to dispose of our collectibles sales businesses, in accordance with SFAS No. 144 the assets and related liabilities of those businesses were classified as held for sale and their related operating results for the fiscal years 2007, 2006 and 2005 have been classified as discontinued operations in the Consolidated Financial Statements included in this Annual Report.  The income from discontinued operations includes (i) the losses or gains recognized on the sales of those businesses and the disposition of those assets of those businesses that we retained (consisting primarily of inventories and accounts receivables); and (ii) for fiscal 2006 the results of CTP from September 2, 2005 to November 30, 2005 (the date of its disposition).   The gain on disposal of the discontinued businesses related to additional consideration on the sales of those businesses that became determinable in fiscal 2005, 2006 and 2007, as the terms of the sales of some of those businesses provided for the payment to us of future consideration based on the performance of those businesses for periods subsequent to their sales.

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2005 and ending on June 30, 2007.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods.  On the other hand, diamond and colored gemstone grading businesses (which we acquired in November 2005 and August 2006, respectively), generate higher revenues in our second quarter, which coincides with the winter holiday season, than in other quarterly periods.  Our expectation is that, over time, our diamond and colored gemstone revenues will represent a higher proportion of total revenues and will reduce the effect of seasonality in the second fiscal quarter.

Our collectibles convention business, which we acquired in July 2006, adds to the variability in our quarter-to quarter operating results, as its revenues vary based on the timing of the collectibles conventions it holds.  Revenues for this business unit were significantly higher in the first, third and fourth quarters of 2007, as compared to the second quarter ended December 31, 2006, because both its Long Beach and the Santa Clara collectibles conventions took place during the first, third and fourth quarters, whereas only the Santa Clara convention took place during the second quarter of 2007.

In the third and fourth quarters of fiscal 2006, the Company’s coin grading revenues benefited from the success of our First Strike program.  However, in the third and fourth quarters of fiscal 2007, First Strike revenues decreased by $820,000, due to a number of factors, including a dispute over rights to the “First Strike” designation that we had used for this program.  Although we expect that revenues from the First Strike will improve in fiscal 2008, as compared to fiscal 2007, as the dispute related to the First Strike designation has now been resolved, there is no assurance that revenues from this program will be concentrated in our third and fourth fiscal quarters in future periods, as in previous years, or will be comparable to the revenues generated by this program in fiscal 2006 or 2005.

The $1,105,000 decrease in revenue in the second quarter ended December 31, 2006, as compared to the immediately preceding quarter ended September 30, 2006, is net of a $185,000 increase in revenues generated by our diamond and colored gemstone grading and authentication businesses in that second quarter.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007
Statement of Operations Data:
Net revenues	$8,825	$7,447	$10,022	$10,620	$9,898	$8,793	$11,081	$10,680
Cost of revenues	3,372	3,118	4,088	4,312	4,356	4,367	5,138	5,436
Gross profit	5,453	4,329	5,934	6,308	5,542	4,426	5,943	5,244
SG&A expenses	4,290	3,909	4,530	5,257	5,241	5,114	6,140	6,642
Amortization of intangible assets	20	35	102	112	171	187	219	373
Operating income (loss)	1,143	385	1,302	939	130	(875)	(416)	(1,771)
Interest and other income, net	550	616	596	606	571	548	513	518
Income (loss) before income taxes	1,693	1,001	1,898	1,545	701	(327)	97	(1,253)
Provision (benefit) for income taxes	714	447	804	768	318	(147)	165	(375)
Income (loss) from continuing operations	979	554	1,094	777	383	(180)	(68)	(878)
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(12)	181	-	127	11	80	99	38
Net income (loss)	$967	$735	$1,094	$904	$394	$(100)	$31	$(840)
Net income (loss) per basic share:
From continuing operations	$0.11	$0.07	$0.13	$0.09	$0.05	$(0.02)	$(0.01)	$(0.10)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.02	-	0.02	-	0.01	0.01	-
Net income (loss)	$0.11	$0.09	$0.13	$0.11	$0.05	$(0.01)	$0.00	$(0.10)
Net income (loss) per diluted share:
From continuing operations	$0.11	$0.06	$0.12	$0.09	$0.04	$(0.02)	$(0.01)	$(0.10)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.02	-	0.01	-	0.01	0.01	-
Net income (loss)	$0.11	$0.08	$0.12	$0.10	$0.04	$(0.01)	$0.00	$(0.10)
Weighted average shares outstanding
Basic	8,486	8,488	8,485	8,433	8,351	8,309	8,381	8,433
Diluted	8,806	8,803	8,822	8,750	8,628	8,309	8,587	8,433

	Quarters Ended (In thousands)
	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007
Selected Operating Data:
Units authenticated or graded
Coins	395	357	474	563	482	281	400	396
Sportscards	283	275	315	326	321	296	321	324
Autographs	55	34	45	47	34	44	40	52
Stamps	9	7	10	12	12	18	17	19
Currency	9	5	9	6	9	7	9	11
Diamonds	-	1	1	3	6	9	5	5
Colored gemstones	-	-	-	-	-	-	-	1
Total	751	679	854	957	864	655	792	808

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $42,836,000, as compared to $52,110,000 at June 30, 2006, as we used cash in fiscal 2007 to fund (i) business acquisitions; (ii) capital expenditures, primarily for purchases of fixed assets; (iii) the payment of quarterly cash dividends to our stockholders and (iv) repurchases of shares of our common stock under our stock buyback program.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our operations.  We expect our authentication and grading services and our subscription services to provide us with positive operating cash flows, largely because (i) in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading or subscribe for our subscription-based services, and (ii) we expect that, in the event of an on-going decline in authentication and grading submissions, we will be able to reduce certain of our costs and thereby reduce the impact on our cash flows of such a decline.

During fiscal 2007, operating activities of our continuing operations provided net cash of $3,523,000, compared with $7,593,000 generated in fiscal 2006.

Investing activities used net cash of $9,338,000 during fiscal 2007, of which we used (i) $6,293,000 to fund the purchase of businesses that we acquired during the fiscal year 2007; and (ii) $3,073,000 and $1,483,000, primarily for the purchase of fixed assets and software development costs; and (iii) $5,038,000 in advances on customer notes receivables offset by $6,416,000 proceeds from customer notes receivables attributed to Collectors Finance Corporation.

In fiscal 2007, financing activities used net cash of $4,023,000, including $3,350,000 to pay cash dividends to stockholders and $949,000 to repurchase shares of our common stock under our stock buyback program, partially offset by proceeds of $276,000 from the exercise of employee stock options.

Bank Line of Credit.  As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers.  All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans.  The loans are required to be repaid to us when those collectibles are returned to the dealers.  To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit for the original term of two years pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria.  Borrowings under that credit line, the term of which was extended to September 30, 2007, which had a term of two years ending in June 2007, are to bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are to be secured by the loan receivables due CFC.  There were no borrowings outstanding under that line of credit during the fiscal year ended or at June 30, 2007.  We expect to secure a comparable line of credit by September 30, 2007.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.  The Company was in compliance with all of these covenants at June 30, 2007 and received the required consents and a formal waiver from the lender for the purchases of Expos Unlimited and American Gemological Laboratories businesses, the repurchase of the Company’s common stock, and the payment of cash dividends during fiscal 2006 and 2007.

Outstanding Financial Obligations.  We had the following outstanding obligations under operating leases, net of sublease income at June 30, 2007, for years ending June 30:

2008	$1,789,000
2009	1,803,000
2010	898,000
2011	433,000
2012	415,000
Thereafter	1,385,000
$6,723,000

With the exception of these obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or long-term purchase obligations.  In the event that CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, as noted above, there were no borrowings outstanding under this line of credit at June 30, 2007 and CFC does not expect to incur any such borrowings during the quarter ending September 30, 2007.

Stock Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorizes up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available.  The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under that program will depend on a number of factors, including the Company's future financial performance, its available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  During fiscal year 2006 and 2007, the Company repurchased a total of 181,851 and 72,517 shares, respectively, of its common stock under this program for an aggregate purchase price of approximately $2,628,000 and $949,000, respectively (which includes transaction costs of approximately $10,000).  Additional information regarding these share repurchases is set forth in Item 5 of this Report.

Dividends.  In the fourth quarter of fiscal 2006, the Board of Directors adopted a dividend policy that called for the payment of quarterly cash dividends of $0.08 per common share, for an expected annual cash dividend of $0.32 per common share.  The first such quarterly cash dividend was paid in the fourth quarter of fiscal 2006 and quarterly cash dividends in that same per share amount were paid in the first and second quarters of fiscal 2007.  The quarterly cash dividend was increased to $0.12 per share, in the third quarter of fiscal 2007 and dividends in that same per share amount were paid in both the third and fourth quarters of 2007.

In June 2007, the Board of Directors approved another increase in the quarterly cash dividend to $0.25 per common share, for an expected annual cash dividend to stockholders of $1.00 per common share.  The first of such quarterly cash dividends of $0.25 per share was paid on September 7, 2007 in the first quarter of fiscal 2008 to all stockholders of record as of August 24, 2007.

Dividends paid in fiscal 2007 totaled $3,350,000 and, assuming that we continue to pay quarterly cash dividends of $0.25 per share during the balance of fiscal 2008, we estimate that we will pay an aggregate of approximately $8,500,000 in cash dividends in fiscal 2008.  We expect to fund those dividends with internally generated funds and available cash balances.

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

Uses and Sources of Cash.  We plan to use our cash resources, consisting of internally generated cash flow and available cash and cash equivalent balances,  to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) continue paying dividends to our stockholders, as determined by the Board of Directors, (v) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive, and (vi) fund working capital requirements, and for other corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109 (FIN48).  Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently completing the process of evaluating the effect of FIN48 on its Consolidated Financial Statements, as of the beginning of the period of adoption, July 1, 2007.  The Company currently believes that the adoption of FIN48 will not have a material effect on the Company’s financial position and results of operation.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2007, we had $42,386,000 in cash and cash equivalents, primarily invested in money market funds.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Collectors Universe, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 10, 2007

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$42,386	$52,110
Accounts receivable, net of allowance of $60 in 2007 and $37 in 2006	1,276	1,753
Refundable income taxes	1,220	-
Inventories, net	442	437
Prepaid expenses and other current assets	1,060	1,010
Customer notes receivable, net of allowance of $23 in 2007 and $16 in 2006	2,536	3,797
Net deferred income tax asset	1,020	1,414
Receivables from sale of net assets of discontinued operations	92	196
Current assets of discontinued operations held for sale	-	83
Total current assets	50,032	60,800

Property and equipment, net	4,081	1,897
Goodwill	12,884	9,799
Intangible assets, net	10,365	4,674
Note receivable from sale of discontinued operation	229	321
Net deferred income tax asset	-	342
Other assets	510	388
	$78,101	$78,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$907
Accrued liabilities	2,154	2,043
Accrued compensation and benefits	1,988	1,075
Income taxes payable	14	496
Deferred revenue	2,233	1,384
Current liabilities of discontinued operations held for sale	-	8
Total current liabilities	7,824	5,913

Deferred rent	477	402
Other long-term liabilities	40	-
Net deferred income tax liability	869	-
Commitments and contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
Shares issued: 8,496 in 2007 and 8,475 in 2006;
Shares outstanding: 8,496 in 2007 and 8,350 (net of treasury stock) in 2006	9	8
Additional paid-in capital	76,737	76,909
Accumulated deficit	(7,855)	(3,990)
Treasury stock, at cost (0 shares in 2007 and 125 shares in 2006)	-	(1,021)
Total stockholders’ equity	68,891	71,906
	$78,101	$78,221

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2007	2006	2005
Net revenues:
Grading, authentication and related services	$40,452	$36,914	$33,607
Cost of revenues:
Cost of grading, authentication and related services	19,297	14,890	12,239
Gross profit	21,155	22,024	21,368
Operating expenses:
Selling and marketing expenses	7,497	4,918	3,534
General and administrative expenses	15,640	13,068	10,846
Amortization of intangible assets	950	269	21
Total operating expenses	24,087	18,255	14,401
Operating income (loss)	(2,932)	3,769	6,967
Interest income, net	2,144	2,346	906
Other income, net	6	22	26
Income (loss) before provision for income taxes	(782)	6,137	7,899
Provision (benefit) for income taxes	(39)	2,733	3,141
Income (loss) from continuing operations	(743)	3,404	4,758
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	228	296	60
Net income (loss)	$(515)	$3,700	$4,818

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.09)	$0.40	$0.68
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.04	0.01
Net income (loss)	$(0.06)	$0.44	$0.69

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.09)	$0.39	$0.64
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.03	0.01
Net income (loss)	$(0.06)	$0.42	$0.65
Weighted average shares outstanding:
Basic	8,367	8,473	7,013
Diluted	8,367	8,782	7,452
Dividends declared per common share	$0.40	$0.08	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2004	6,338	$6	$42,215	$(11,834)	(125)	$(1,021)	$29,366
Issuance of common stock in public offering (net of expenses)	2,196	2	35,655	-	-	-	35,657
Exercise of stock options	71	1	283	-	-	-	284
Tax benefit on exercise of stock options	-	-	338	-	-	-	338
Issuances of stock under stock purchase plan and related compensation expense	5	-	103	-	-	-	103
Net income	-	-	-	4,818	-	-	4,818
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566

Exercise of stock options	47	-	243	-	-	-	243
Stock compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid ($0.08 per share)	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	$8	$76,909	$(3,990)	(125)	$(1,021)	$71,906

Exercise of stock options	161	1	275	-	-	-	276
Stock compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock Repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.40 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	$9	$76,737	$(7,855)	-	$-	$68,891

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(515)	$3,700	$4,818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,012	919	443
Stock-based compensation expense	890	670	33
Impairment of long-lived assets	55	-	-
Tax benefit from exercise of stock options	633	29	338
Loss on termination of sublease	-	83	-
Loss on intangible asset	16	-	-
Discontinued operations	(228)	(296)	(60)
Provision for bad debts and returns	27	55	38
Provision (recovery) for inventory write-down	(4)	72	-
(Gain) loss on sale of property and equipment	-	8	(10)
Deferred income taxes	400	1,853	2,474
Changes in operating assets and liabilities:
Accounts receivable	552	(115)	(756)
Inventories	10	(73)	16
Prepaid expenses and other	(219)	(63)	(321)
Refundable income taxes	(1,220)	-	13
Other assets	(72)	(278)	(88)
Accounts payable and accrued liabilities	488	403	510
Accrued compensation and benefits	913	(164)	133
Income taxes payable	(671)	496	-
Deferred revenue	381	278	(224)
Deferred rent	75	16	(15)
Other long-term liabilities	-	-	105
Net cash provided by operating activities	3,523	7,593	7,447
Net cash provided by operating activities of discontinued businesses	114	390	784

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	8	11
Capital expenditures	(3,073)	(1,366)	(256)
Purchase of businesses, net of cash acquired	(6,293)	(14,582)	-
Purchase of other intangible assets	(352)	-	-
Advances on customer notes receivable	(5,038)	(4,283)	(6,078)
Proceeds from collection of customer notes receivable	6,416	2,030	4,518
Capitalized software	(1,483)	(421)	-
Cash received from sale of net assets of discontinued operations	485	361	1,548
Net cash used in investing activities	(9,338)	(18,253)	(257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	-	-	70
Proceeds from sale of common stock, net	-	-	35,657
Proceeds from exercise of stock options	276	243	284
Payments for retirement of common stock	(949)	(2,628)	-
Dividends paid to common stockholders	(3,350)	(674)	-
Net cash provided by (used in) financing activities	(4,023)	(3,059)	36,011
Net increase (decrease) in cash and cash equivalents	(9,724)	(13,329)	43,985
Cash and cash equivalents at beginning of year	52,110	65,439	21,454
Cash and cash equivalents at end of year	$42,386	$52,110	$65,439

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 (in thousands)
	Year ended June 30,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$743	$624	$213
Interest paid	$19	$16	$3

Effective July 14, 2005, the Company acquired CoinFacts.com in a transactionsummarized as follows:
Goodwill	$-	$515	$-
Purchase price	$-	$515	$-

Effective September 2, 2005, the Company acquired Certified Coin Exchange(CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(41)	$-
Deferred taxes recognized at acquisition	-	(296)	-
Intangible assets	-	947	-
Fair value of computertradingpost.com, Inc., including net assets	-	600	-
Goodwill	-	1,117	-
Purchase price, net of $50 cash acquired	$-	$2,327	$-

Effective November 8, 2005, the Company acquired Gem Certification and Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	$-	$119	$-
Intangible assets	-	53	-
Goodwill	-	3,068	-
Purchase price, net of $28 cash acquired	$-	$3,240	$-

Effective December 22, 2005, the Company acquired the business ofGemprintCorporation in a transaction summarized as follows:
Fair value of net assets acquired	$-	$40	$-
Intangible assets	-	3,444	-
Goodwill	1	5,099	-
Purchase price	$1	$8,583	$-

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(385)	$-	$-
Intangible assets	1,810	-	-
Goodwill	1,001	-	-
Purchase price, net of $49 cash acquired	$2,426	$-	$-

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. (AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$(42)	$-	$-
Deferred tax liability recognized at acquisition	(1,205)	-	-
Intangible assets	3,030	-	-
Goodwill	2,083	-	-
Purchase price, net of $81 cash acquired	$3,866	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the sale of CTP in November, 2005, the Company received a note receivable of $458,000, of which $321,000 and $413,000 were still outstanding at June 30, 2007 and 2006, respectively.

In September 2006, the Company recorded a note receivable from a customer due in December 2007 in the amount of $114,000.

In July 2006, the Company acquired partial rights to a patent application and recognized a liability due to the seller of $40,000 that matures no later than July 2011.

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

In fiscal year 2005, Collectors Finance Corporation (“CFC”) began operations as a 100% subsidiary of the Company to engage in the business of making short-term loans to collectibles dealers pursuant to a Dealer Financing Program.  Under that program, CFC offers short-term loans to established collectibles dealers.  The loans are secured by the delivery of coins or other collectibles to us.  In March 2005, CFC received a California Finance Lenders License.

In fiscal year 2006, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$ 0.5 million
Certified Coin Exchange	September 2, 2005	$ 2.4 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$ 3.3 million
Gemprint Corporation	December 22, 2005	$ 8.6 million

During fiscal year 2007, the Company acquired the following businesses, the results of operation of which have been consolidated into the financial statements of the Company from their respective dates:

Business	Acquisition Date	Purchase Price
Expos Unlimited LLC	July 1, 2006	$ 2.5 million
American Gemological Laboratory	August 18, 2006	$ 3.9 million

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its owned subsidiaries, all of which are 100% owned by the Company.  At June 30, 2007, such operating subsidiaries were Professional Coin Grading Services, Inc., Collectors Finance Corporation, Certified Asset Exchange, Inc., and Gem Certification and Assurance Lab, Inc., Expos Unlimited, Inc., and American Gemological Laboratories, Inc.  In 2004, the Company disposed of the businesses comprising its collectibles sales segment and, accordingly, the assets and liabilities of those businesses have been classified as held for sale and their related operating results (including the gains or losses recognized on the sales of those businesses) have been classified as discontinued operations (see note 4).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the  consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2007 and 2006, we had approximately $42.4 million and $52.1 million, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $40.9 million and $51.6 million, respectively, of our cash and cash equivalents were invested primarily in money market funds.  During fiscal 2006 and 2005, the Company’s cash and cash equivalents were primarily invested in high-quality commercial paper and certificates of deposit issued by U.S. or foreign companies, money market funds, and bank certificates of deposit.  Under the Company’s investment policy, the minimum credit quality of a portfolio of trading securities must be rated no less than single-A long term or A1/P1 short term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry.  However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations.  In addition, the weighted average maturity of the portfolio must not exceed 90 days.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2007 consisted primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances. At June 30, 2007 and 2006, the Company had funds of approximately $40,900,000 and $51,500,000, respectively, in money market funds and in high quality commercial paper.  In addition, at June 30, 2007 and 2006, the Company had approximately $1,500,000 and $600,000 in a non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable is due from collectibles dealers.  At June 30, 2007, accounts receivable from one customer represented 13% of the Company’s total gross accounts receivable balances.  At June 30, 2006, accounts receivable from two customers represented 31% of the Company’s total gross accounts receivable balances.  We perform an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $60,000 and $37,000 at June 30, 2007 and June 30, 2006, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 58%, 65% and 69% of our net revenues for the years ended June 30, 2007, 2006 and 2005, respectively.

Customer Notes Receivable. At June 30, 2007 and 2006, the outstanding principal amount of customer notes receivable, which evidenced primarily short term advances made to customers by CFC, totaled $2,536,000 and $3,797,000, respectively, net of allowances for uncollectible amounts of $23,000 and $16,000, respectively. Two of these notes, each greater than 10% of the total respective year ending balances for all notes outstanding represented a total of 68% and 92% of the total principal amounts of the short-term customer advances that were outstanding at June 30, 2007 and 2006, respectively.

Suppliers.  We purchase injection-molded parts, holograms and printed labels for our grading services.  There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company.  However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part.  The manufacturing of high precision dies can be a lengthy process and requires considerable expertise in their fabrication.  Although, we do not have back-up dies for some of our high volume injection-molded parts and we rely on one supplier for these requirements, we believe that this supplier maintains a large enough inventory of the injection-molded parts to allow time for us to have new molds manufactured for us by other suppliers should the need to do so arise.

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

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary.  The allowance for inventory loss was $91,000 and $106,000 at June 30, 2007 and 2006,

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company which could require us to increase that allowance.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property, equipment or amortizable intangible assets, then management would prepare an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.  The fair value would be estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During fiscal year 2007, $55,000 was recognized as impairment of long-lived assets and was classified as part of general and administrative expenses on the Consolidated Statement of Operations for that year.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, stamps, diamonds and colored gemstones.  With the acquisition of Expos, we recognize revenues earned from the promotion management and operation of collectibles trade shows and conventions in the respective periods that such shows and conventions are conducted.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.

A portion of our net revenues are comprised of subscription fees paid by customers for a membership in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement in accordance with EITF 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, by recognizing approximately 60% of the subscription fee in the month following the membership purchase, on the basis that Collectors Club members typically utilize their vouchers for free grading services within 30 days of subscribing for memberships.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the publication services provided under this membership service.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cooperative Marketing Arrangements

In accordance with EITF 01-09, Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products), marketing allowances given to a customer have been classified as a reduction of revenues in the years ended June 30, 2007 and 2006.

Warranty Costs

We offer a warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or higher-value asset, or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We also offer a similar grading warranty of two years’ duration, and subject to certain limitations, covering the diamonds that we authenticate and grade. We accrue for estimated warranty costs based on historical trends and related experience.  To-date, our reserves have proved to be adequate; however, if warranty claims were to increase in relation to historical trends and experience, we would be required to increase our warranty reserves and incur additional charges that would adversely affect our results of operations in those periods during which the warranty reserve is increased.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $1,122,000, $620,000 and $260,000 in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Approximately $22,000 was recognized as a valuation allowance at June 30, 2007, and $0 at June 30, 2006.

Capitalized Software

Through June 30, 2007, the Company had capitalized approximately $1,700,000 as capitalized software net of accumulated amortization of $204,000 in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  During fiscal 2007, the Company recorded approximately $193,000 as amortization expense for certain projects that were completed.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.  At June 30, 2006, approximately $410,000 was capitalized as internally-developed software, net of accumulated amortization of $11,000.  There were no costs capitalized in fiscal year 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock-Based Compensation

During the second quarter of fiscal year 2007, the Company adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors of and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, there were three other stock incentive plans in existence (the “Existing Plans”), under which a total of 444,000 shares of common stock were still available for the future grant of stock options and restricted stock purchase awards.  Pursuant to the provisions of the 2006 Plan, those 444,000 shares were “rolled over” into and become available for grants of stock awards only under the 2006 Plan and the right to grant additional stock awards under the Existing Plans terminated.  In addition, while the stock options and restricted shares that were outstanding under the Existing Plans, which covered a total of 911,000 shares at the time the 2006 Plan was approved, were unaffected by the adoption of the 2006 Plan, in the event any of those stock awards were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, those shares would become available for future grants of stock awards under the 2006 Plan, rather than under the Existing Plans.  As a result, the adoption of the 2006 Plan did not increase the number of shares authorized for issuance under the Company’s stock incentive plans.  Instead, the 2006 Plan was adopted to provide greater flexibility to the Company in terms of the types of stock incentives that could be granted to eligible participants.  At June 30, 2007, a total of 390,000 shares of common stock were available for future grants under the 2006 Plan and no shares were available for new grants under any of the other Plans.

Prior to July 1, 2005, the Company accounted for stock awards granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation.  No stock-based employee compensation cost, with the exception of $33,000 recognized as compensation expense in fiscal 2005 in connection with an Employee Stock Purchase Plan, was recognized in the Consolidated Statements of Operations for fiscal years prior to June 30, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, which was the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this method, compensation cost recognized in each of the fiscal years ended June 30, 2006 and 2007 includes: (a) compensation cost for all share-based payments granted and not vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Since stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended June 30, 2007 is based on awards expected to vest, the compensation expense has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company considers historical forfeiture rates to be the best indicator of future forfeitures and, accordingly, reduced the forfeiture rate from 10.5% at June 30, 2006 to 9% at June 30, 2007.

During fiscal year 2007, the Company awarded an aggregate of 56,760 shares of restricted stock to the CEO and the non-management directors, and recorded, as part of general administrative expenses in the consolidated statement of operations for the year ended June 30, 2007, approximately $164,000 in stock-based compensation expenses net of a 7% forfeiture rate.  Compensation expense is determined for the issuance of restricted shares to employees or  non-employee directors by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted shares awarded based on the closing price of the Company’s common stock effective on the date the award is made.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

For stock option grants, the Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model.  The Company’s determination of the fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s outstanding stock options.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that fair value also may not be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.

The Company issues stock options and restricted stock to employees and outside directors whose only condition for vesting is continued employment or service during the related vesting period.  Typically, the vesting period is four years for employee awards and six months to one year for director awards, although awards are sometimes granted with immediate vesting or longer vesting periods.  The contractual expiration period for options generally is ten years.

The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option beginning as of the adoption date of SFAS No. 123(R), which was of July 1, 2005, or the date the option was granted, whichever date occurred later.

The weighted-average grant date fair value of employee stock options granted during the fiscal years ended June 30, 2007 and 2006 was $5.56 and $6.57, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005
Dividend yield	2.6%	2.3%	-
Expected volatility	51%	58%	62%
Risk-free interest rate	4.6%	4.7%	3.5%
Expected lives	5.1 years	5.1 years	4.1 years

As a result of adopting SFAS No. 123(R) on July 1, 2005, the Company’s net income before income taxes for the fiscal year ended June 30, 2006 was $670,000 lower than if it had continued to account for share-based compensation under APB Opinion No. 25.  Of the $670,000 of such compensation expense that was recognized in the accompanying Consolidated Statement of Operations for the year ended June 30, 2006, $302,000 was recorded as a cost of revenues, $1,000 as selling and marketing expenses, and $367,000 as general and administrative expenses.  Basic and diluted net income per share for the fiscal year ended June 30, 2006 would have been $0.51 and $0.49, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net income per share of $0.44 and $0.42, respectively.

For fiscal year 2007 as a result of the adoption of SFAS No. 123(R), the Company’s net loss before income tax expense was $726,000 more than what the amount would have been under APB Opinion No. 25, or a pretax loss of approximately $56,000 for fiscal year 2007. Of the $726,000 of such compensation expense recognized during fiscal year 2007, $194,000 was recognized as part of cost of revenues, $8,000 was recognized as part of selling and marketing expenses and $524,000 was recognized as part of general and administrative expenses.  Basic and diluted earnings, per share, would have been $0.02 and $0.02, respectively, if the Company had not adopted the provisions of SFAS No. 123(R), compared to reported basic and diluted loss, per share, of $0.06 and $0.06, respectively.

Because the Company paid its first quarterly dividend of $0.08 per common share beginning in the fourth quarter of 2006, the Company incorporated a dividend yield percentage assumption of 2.3% for stock option grants issued in 2006, based on an expected annual dividend of $0.32 per share of common stock.  In the third quarter of

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

2007, the quarterly dividend rate was increased to $0.12 per share of common stock ($0.48 per year)  Partly as a result, the dividend yield assumption increased from 2.3% for fiscal year 2006 to 2.6% for those stock option grants made during fiscal 2007.

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2007 was $1,672,000 and that amount will be recognized as compensation expense as follows:

Fiscal Year Ending June 30,	Amount
2008	864,000
2009	486,000
2010	233,000
2011	89,000
$1,672,000

However, such amounts do not include the cost of new stock options or stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Prior to the adoption of SFAS No. 123(R), the Company classified all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows.  SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no such excess tax benefits resulting from the exercise of stock options for the fiscal years ended June 30, 2007 and 2006.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share for the fiscal year ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to share-based employee compensation:

(in thousands, except per share data)
2005
Net income, as reported	$4,818
Add: Stock-based compensation included in reported net income, netof tax effects	20
Deduct: Total stock-based compensation expense determined under fair value based method for awards, net of related tax effects	(1,068)
Pro forma net income	$3,770

Net income per common share – basic:
As reported	$0.69
Pro forma	$0.54

Net income per common share – diluted:
As reported	$0.65
Pro forma	$0.51

Net Income Per Share

We compute net income or loss per share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 requires the presentation of basic and diluted earnings per share.  Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

outstanding during the periods presented.  Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all outstanding stock options and other dilutive securities.  However, options with exercise prices that exceed the average market price of the Company’s shares for the period for which the calculation of diluted net income per share is made are disregarded, because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	2007	2006	2005
Income (loss) from continuing operations	$(743)	$3,404	$4,758
Income from discontinued operations, net of gain on sales ofdiscontinued businesses (net of income taxes)	228	296	60
Net income (loss)	$(515)	$3,700	$4,818

Net income (loss) per basic share:
From continuing operations	$(0.09)	$0.40	$0.68
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.03	0.04	0.01
Net income (loss)	$(0.06)	$0.44	$0.69

Net income (loss) per diluted share:
From continuing operations	$(0.09)	$0.39	$0.64
From discontinued operations, net of gain on sales ofdiscontinued businesses (net of income taxes)	0.03	0.03	0.01
Net income (loss)	$(0.06)	$0.42	$0.65

Weighted-average shares outstanding:
Basic	8,367	8,473	7,013
Effect of dilutive shares	-	309	439
Diluted	8,367	8,782	7,452

Options and warrants to purchase approximately 689,000 and 406,000 shares of common stock for the years ended June 30, 2006 and 2005, respectively, at exercise prices up to $24.00 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price for the respective period.  For 2007, approximately 1,062,000 options and warrants were excluded from the computation of diluted earnings, as they would have been anti-dilutive in the calculation of earnings per share.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment has occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During fiscal year 2007, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”), Certified Coin Exchange (“CCE”), Gem Certification & Appraisal Lab, LLC (“GCAL”), and Gemprint Corporation (“Gemprint”), which were consummated during fiscal year 2006 and, on the basis of those reviews, determined that no impairments had occurred. Intangible assets acquired through acquisition, which have definite lives such as customer lists, are subject to amortization over their remaining useful lives.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

During fiscal year 2007, the Company acquired two businesses, AGL and Expos, and purchased an asset, Diamond I.D., which resulted in the acquisition of goodwill and intangible assets with indefinite lives in the aggregate amounts of approximately $3,085,000 and $2,654,000, respectively, net of a $16,000 loss on the AGL colored gemstone reference set that occurred following the acquisition date of August 18, 2006.  The Company also acquired through the same business acquisitions during fiscal year 2007, approximately $2,502,000 of intangible assets with definite lives. Separately, the Company capitalized $1,483,000 of the cost of certain internally-developed software during fiscal year 2007. Both the acquired intangible assets and the internally-developed software are subject to amortization over their remaining useful lives.

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the balance sheets as of June 30, 2006 and 2007 in thousands of dollars:

	Coins	GCAL & Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2006	$515	$8,167	$-	$-	$1,117	$9,799
Acquired during FY2007:
AGL	-	-	2,083	-	-	2,083
Expos Unlimited	-	-	-	1,001	-	1,001
Gemprint	-	1	-	-	-	1
Balance at June 30, 2007	$515	$8,168	$2,083	$1,001	$1,117	$12,884

Intangible Assets, Net:
Balance at June 30, 2006	$29	$3,365	$-	$-	$1,280	$4,674
Acquired during FY2007 with indefinite lives:
AGL, net of $16 loss	-	-	1,914	-	-	1,914
Expos Unlimited	-	-	-	740	-	740

Acquired during FY2007 with definite lives:
AGL	-	-	1,100	-	-	1,100
Expos Unlimited	-	-	-	1,070	-	1,070
Diamond I.D.	-	332	-	-	-	332
CCE	-	-	-	-	2	2
Capitalized software costs during FY2007	523	658	-	-	302	1,483
Less: amortization for FY2007	(140)	(342)	(98)	(110)	(260)	(950)
Balance at June 30, 2007	$412	$4,013	$2,916	$1,700	$1,324	$10,365

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Consolidated Balance Sheets is estimated to be as follows at June 30:

2008	$1,162,000
2009	$1,188,000
2010	$1,021,000
2011	$600,000
2012	$559,000

Approximately $9.6 million of the $12.9 million classified as goodwill on the Consolidated Balance Sheets at June 30, 2007 is amortizable and deductible for tax purposes over a period of 15 years.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109 (FIN48).  Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently completing the process of evaluating the effect of FIN48 on its Consolidated Financial Statements, as of the beginning of the period of adoption, July 1, 2007.  The Company currently believes that the adoption of FIN48 will not have a material effect on the Company’s financial position and results of operation.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 was issued to provide consistency in the manner in which registrants quantify financial statement misstatements.   Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” method and the “iron curtain” method, respectively.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on this income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on this balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit).  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB 108 did not have a material impact on the Company’s financial position or results of operation.

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

3.      Business Acquisitions

On July 14, 2005, the Company acquired substantially all the assets of CoinFacts.com for $500,000 in cash and $15,000 in directly-related costs.  CoinFacts.com operates an Internet website on which it publishes detailed proprietary historical information on U.S. coins.  The amount of $515,000 was classified as goodwill at June 30, 2006 and 2007.

On September 2, 2005, the Company acquired all of the common stock of Certified Coin Exchange and all of the common stock of an affiliated business, computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,217,000 in cash and directly-related costs of $160,000.  At June 30, 2006 and 2007, $1,117,000 was classified as goodwill based upon the purchase price of $2,377,000 allocated over net tangible assets acquired of $313,000 and intangible assets acquired of $947,000.  CCE is a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins.

The Company was required to purchase CTP as a condition to its acquisition of CCE.  At the time it consummated the CCE acquisition, the Company intended to dispose of CTP, and effective November 30, 2005, disposed of CTP.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CTP from the date of its acquisition through November 30, 2005, which included revenue of approximately $120,000 and operating income of $38,000, were consolidated as part of income from discontinued operations in the Consolidated Statement of Operations for the twelve months ended June 30, 2006, and a loss on the sale of CTP was included in the gain on the sale of discontinued operations for the fiscal year ended June 30, 2006.

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab, LLC, a gemological certification and grading laboratory.  As part of that transaction, the Company also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory and all publishing and other rights to Palmieri’s Market Monitor, an educational and informative industry publication currently published by the Gemological Appraisal Association, Inc. (“GAA”).  The Company paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor, the assumption of $50,000 of certain transaction-related costs and directly-related costs of $218,000 for an aggregate purchase price of $3,268,000.  At June 30, 2006 and 2007, $3,068,000 was classified as goodwill based upon the purchase price of $3,268,000 allocated over net tangible assets acquired of $147,000 and intangible assets acquired of $53,000.

BUSINESS ACQUISITIONS (CONT’D)

On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation.  These assets consisted primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  The Company paid a purchase price for that business and those assets, consisting of $7,500,000 in cash, assumed certain pre-acquisition liabilities and a lease commitment at closing in the aggregate amount of $213,000, incurred directly-related costs of $870,000 and agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.  At June 30, 2006 and 2007, $5,099,000 and $5,100,000 were classified as goodwill, respectively, based upon the aggregate purchase price of $8,583,000 allocated over net tangible assets acquired of $40,000 and intangible assets acquired of $3,444,000.

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

Effective July 1, 2006, the Company acquired the assets and business of Expos Unlimited LLC (“Expos”), a trade show management company that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions. The purchase price for this business was $2,400,000 in cash.  Based on the future revenues of Expos, the Company may be obligated to make contingent payments up to an aggregate of $750,000 after five years, or July 2011.  The Company completed a purchase price allocation based upon an acquisition price of $2,400,000 and other direct costs of approximately $75,000.  A fair value of $1,810,000 has been assigned to identifiable intangible assets, and $193,000 and $529,000 was allocated to net assets acquired and assumed liabilities, respectively.

Under the purchase method of accounting for business combinations, the excess of the purchase price that we paid for Expos over the fair values of net assets acquired and liabilities assumed, which totaled $1,001,000,was recorded as goodwill during the fiscal year ended June 30, 2007.  During the fourth quarter of fiscal year 2007, the Company finalized the purchase price allocation for this acquisition, which resulted in a cumulative increase to amortization expense of identifiable intangible assets with definite lives of approximately $21,000, a decrease in the carrying value of goodwill of $906,000, an increase in the fair value of identifiable intangible assets of $822,000, and an $84,000 increase in the values assigned to net assets acquired.  The Company, which authenticates and grades collectibles at trade shows as part of its collectibles authentication and grading business, believes that there exists synergistic benefits between the Company’s core collectibles authentication and grading businesses and the Expos collectibles trade show businesses.

On August 18, 2006, the Company acquired all the common stock of American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory. AGL is a third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auctions and by jewelry retailers. The Company paid an acquisition price of $3,500,000 in cash for AGL, and, depending on AGL’s future revenues, may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the next five years.  The Company is in the process of completing a purchase price allocation based on the AGL acquisition price of $3,500,000, plus approximately $233,000 of other directly-related costs and $214,000 representing a payment to settle a loan obligation of AGL to the seller of AGL. During the fourth quarter of fiscal year 2007, the Company revised its previously reported allocation of the purchase price for AGL over the net assets acquired, including intangible assets, such that goodwill was revised from $3,397,000 at March 31, 2007 to $2,083,000 at June 30, 2007.  Similarly, during the fourth quarter of 2007, the allocation of the purchase price to intangible assets with indefinite and definite lives was revised from $522,000 and $124,000, respectively, at March 31, 2007 to $1,930,000 and $1,100,000, respectively, at June 30, 2007. The fair value of net liabilities assumed was also increased by $1,068,000 from $98,000 at March 31, 2007 to $1,166,000 at June 30, 2007 due to an increase in a deferred tax liability in the amount of $1,068,000 in the fourth quarter of 2007. Due to the increased allocation of the purchase price to intangible assets with definite lives and revisions to the remaining useful lives of these assets, the

BUSINESS ACQUISITIONS (CONT’D)

cumulative amount of amortization expense was increased by $78,000 in the fourth quarter of 2007. The purchase price allocation was incomplete at June 30, 2007 due to the preliminary nature of the estimated fair value of $500,000 assigned to AGL’s colored gemstone reference set. We expect to finalize the fair value assigned to the reference set and the purchase price allocation for AGL during the first quarter of fiscal year 2008.

            The amount recognized as goodwill for AGL at June 30, 2007 of $2,083,000 is based on the Company’s expectations that future growth and profit opportunities exist in this undeveloped market segment.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

On September 21, 2006, the Company acquired an existing patent and other intangible assets from Diamond I.D., Inc. (“DID”) for $332,000, which includes other direct costs of approximately $37,000, and presented these assets as part of intangible assets, net, on the Consolidated Balance Sheet at June 30, 2007.  The acquisition of those assets did not constitute a business combination.  During the fiscal year 2007, approximately $33,000 was recorded as amortization expense with respect to these assets.

The following table sets forth the fiscal year 2007 purchase price allocations with respect to the Expos and  AGL business acquisitions, and the Diamond I.D. asset acquisition and the goodwill acquired in fiscal year 2006 in the CCE, GCAL, CoinFacts, and Gemprint business acquisitions:

	(in thousands)
	Gemprint	Expos	AGL	DID	Total
Cost of Investment:
Purchase Price	$-	$2,400	$3,500	$295	$6,195
Other direct costs	1	75	183	37	296
Investment banking fees	-	-	50	-	50
Liability assumed	-	-	214	-	214
	1	2,475	3,947	332	6,755
Value Assigned to Assets and Liabilities:
Cash	-	49	81	-	130
Current assets	-	86	27	-	113
Current liabilities	-	(59)	(69)	-	(128)
Customer deposits	-	(470)	-	-	(470)
Property, plant and equipment	-	57	-	-	57
Other assets	-	1	-	-	1
Deferred tax liabilities	-	-	(1,205)	-	(1,205)

Intangible Assets with Finite Lives:
Exhibitor relationships	-	790	-	-	790
Customer relationships	-	-	460	-	460
Acquired technology	-	-	440	-	440
Auctioneer relationships	-	150	-	-	150
Covenant not to compete	-	130	200	32	362
Patent	-	-	-	300	300

Intangible Assets with Indefinite Lives:
Reference set	-	-	500	-	500
Trade name	-	740	1,430	-	2,170
Excess for the acquisitions completed in fiscal 2007	$1	$1,001	$2,083	$-	$3,085

Goodwill acquired in fiscal year 2006 for:
CCE					$1,117
CoinFacts					515
GCAL					3,068
Gemprint					5,099
					9,799
					$12,884

BUSINESS ACQUISITIONS (CONT’D)

Intangible assets with finite lives for the acquisitions completed in fiscal years 2006 and 2007 are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CCE	Gemprint	Expos	AGL	DID
Customer relationships	15 years	-	-	10 years	-
Software/Acquired technology	2 years	7 years	-	10 years	-
Covenant not to compete	5 years	-	8 years	8.5 years	2 years
Patents	-	20 years	-	-	11 years
Auctioneer relationships	-	-	10 years	-	-
Exhibitor relationships	-	-	10 years	-	-

The following pro forma financial data presents the unaudited pro-forma consolidated statements of operations for the Company for the fiscal years ended June 30, 2007, 2006 and 2005 based on the assumption that the Coinfacts, CCE, GCAL and Gemprint acquisitions had been consummated on July 1, 2004, and that AGL and Expos acquisitions had been completed as of July 1, 2005, rather than on the actual dates of their acquisition.  These pro forma unaudited statements of operations do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2004 or 2005 and are not necessarily indicative of the Company’s results of operations for any subsequent fiscal year.

	Unaudited
	Fiscal Year Ended June 30, (In Thousands, except per share data)
	2007	2006	2005
Revenue	$40,529	$39,693	$35,358
Operating income (loss)	(2,948)	3,712	6,995
Interest income, net	2,123	1,958	906
Other income	6	24	26
Income (loss) before provision for income taxes	(819)	5,694	7,927
Provision (benefit) for income taxes	(53)	2,547	3,152
Income (loss) from continuing operations	(766)	3,147	4,775
Income from discontinued operations	228	309	116
Net income (loss)	$(538)	$3,456	$4,891

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.09)	$0.36	$0.64
Income from discontinued operations	$0.03	$0.03	$0.02
Net income (loss)	$(0.06)	$0.39	$0.66

4.   Discontinued Operations

On December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, and to divest the Company’s collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectibles sales businesses, which included the Bowers and Merena Auction, Superior Sports Auctions, Kingswood Coin Auctions, Odyssey Publications, Lyn Knight Currency Auctions, DHRC and computertradingpost.com, Inc.(“CTP”), have been classified as held for sale in the accompanying Consolidated Balance Sheet at June 30, 2006, and the related operating results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for the fiscal years ended June 30, 2007, 2006 and 2005.

DISCONTINUED OPERATIONS (CONT’D)

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

The consideration for the sale of those businesses was $2,500,000 in cash.  We also were entitled to receive additional consideration in an amount to be determined on the basis of the sales revenues of the BK&S Divisions over the two-year period following February 19, 2004.  We recorded a pre-tax gain of $1,872,000 on the sale of the BK&S Divisions in the year ended June 30, 2004.  We were entitled to recognize any additional consideration in future periods as and to the extent the amounts became determinable.  However, no additional amounts were earned.

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

In the fourth quarter of 2004, we disposed of our Odyssey related auction and publications businesses for $190,000 cash, of which $130,000 was paid at the time of sale and the remaining $60,000 was payable in eight (8) equal quarterly installments, all of which had been received by June 30, 2006.  In addition, we retained certain assets and liabilities of these businesses, and we are in the process of liquidating the remaining inventories, which are fully reserved on the consolidated balance sheets at June 30, 2007.

On September 17, 2003, we sold certain assets of our currency auction business, operated by a wholly-owned subsidiary, Lyn Knight Currency Auctions, Inc., to Collectible Properties, Inc., a private company owned by Lyn F. Knight who, until that sale, had been president of that subsidiary and had managed that business for the Company.  We retained ownership of the inventory of collectible currencies and the then outstanding accounts receivable, and Collectible Properties, Inc. assumed certain outstanding contractual obligations, of this business.  The consideration received from that sale was equal to the net book value of the assets sold plus an additional amount which will be determined on the basis of the future sales revenue of Collectible Properties, Inc.  Through June 30, 2007, we recognized approximately $246,000 in fiscal 2007, $424,000 in fiscal 2006, and $248,000 in fiscal 2005, respectively, of additional consideration based on the revenues of Collectible Properties, Inc.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, an entity affiliated with the owner of CCE.  Our intent at the date of acquisition was to dispose of CTP, and we disposed of CTP in November 2005.  The operating results of CTP are classified as part of discontinued operations from the date of its acquisition through the date of its disposal, and we recognized a loss of $16,000 on the disposal of CTP.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At June 30, 2007, the carrying value of the note was $321,000, of which the current portion was approximately $92,000, is included as part of the current portion of receivables from sale of net assets of discontinued operations.

DISCONTINUED OPERATIONS (CONT’D)

The operating results of the discontinued collectible sales businesses and CTP are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
Net revenues	$84	$480	$472
Income (loss) from operations	140	161	(277)
Gain on sale of discontinued businesses	259	408	202
	399	569	(75)
Income tax expense (benefit)	171	273	(135)
Income from discontinued operations	$228	$296	$60

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the collectible sales businesses held for sale that are included in the accompanying Consolidated Balance Sheets:

	June 30,
	2007	2006
Current assets:
Accounts receivable	$-	$10
Inventories	-	37
Consignment advances	-	-
Notes receivable	-	36
	$-	$83
Non-current assets:
Notes receivable, net of current portion	-	-
	$-	$-
Current liabilities:
Consignors payable	$-	$1
Other current liabilities	-	7
	$-	$8

5.	Inventories

Inventories consist of the following at June 30:
	(in thousands)
	2007	2006
Coins	$253	$346
Other collectibles	33	37
Grading raw materials consumable inventory	247	160
	533	543
Less inventory reserve	(91)	(106)
	$442	$437

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

6.	Customer Notes Receivable

During the fourth quarter of 2005, our wholly-owned subsidiary, Collectors Finance Corporation (CFC), implemented a Dealer Financing Program, pursuant to which it offers short term loans to collectibles dealers and customers with established credit histories that are willing to collateralize the loans with coins or other collectibles that have been or will be authenticated and graded by us.  A customer is required to repay the loan at maturity or, if sooner, on return to the customer of the coins or other collectibles that collateralize the loan.  In the event that we return only a portion of the coins or other collectibles being held as collateral for the loan, then the customer is required to make a principal reduction payment at that time to maintain adequate collateral coverage for the loan.  These short term loans bear interest at a rate based on the prevailing Prime Rate at the time the loan is made.  The total principal amount of advances and short term loans made to customers under the Dealer Financing Program in 2005 was $6,078,000, of which $4,518,000 had been repaid by June 30, 2005, which left a remaining unpaid balance as of that date of $1,560,000, all of which was repaid in fiscal year 2006.  During fiscal year 2006, the total principal amount of such advances and short-term loans made to customers was $4,283,000, of which $470,000 was repaid by June 30, 2006, which left an unpaid balance remaining as of that date of $3,813,000, of which $3,790,000 was repaid during fiscal year 2007. During fiscal year 2007, the total principal amount of advances and short-term loans made to customers was $5,038,000, of which $2,626,000 was repaid by June 30, 2007, which left an unpaid balance remaining as of that date of $2,435,000.

In addition to the principal amounts advanced by CFC, the Company recorded a note receivable from a customer in September 2006 that matures in December 2007 in the principal amount of $132,000.  Because the stated interest rate on the note is 0%; we discounted the note to a carrying value of approximately $114,000 at September 30, 2006 using an imputed interest rate, per annum, of 11.25%, which was the interest rate applied to similar notes receivables held by CFC.  At June 30, 2007, the carrying value of the note was approximately $124,000, and, accordingly, $10,000 was recorded as interest income.

The Company routinely performs an analysis of the expected collectibility of customer notes receivable based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses.   At June 30, 2007 and 2006, we had allowances for uncollectible amounts of $23,000 and $16,000, respectively, to cover a deficiency in collateral value securing the notes of one customer for advances made under the Dealer Financing Program.

7.	Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2007	2006
Coins and stamp grading reference sets	$222	$62
Computer hardware and equipment	1,664	1,271
Computer software	1,027	972
Equipment	3,366	2,020
Furniture and office equipment	1,064	793
Leasehold improvements	1,452	607
Trading card reference library	52	52
	8,847	5,777
Less accumulated depreciation and amortization	(4,766)	(3,880)
Property and equipment, net	$4,081	$1,897

Depreciation and amortization expense relating to property and equipment for fiscal 2007, 2006 and 2005 was $891,000, $486,000 and $443,000, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	(in thousands)
	2007	2006
Warranty reserve	$735	$710
Professional fees	183	189
Other	1,236	1,144
	$2,154	$2,043

Warranty reserve activity and balances related to fiscal years 2007, 2006 and 2005, were as follows (in thousands):

Warranty reserve, June 30, 2004	$492
Charged to cost of revenues	530
Payments	(413)
Warranty reserve June 30, 2005	609
Charged to cost of revenues	492
Payments	(391)
Warranty reserve at June 30, 2006	710
Charged to cost of revenues	389
Payments	(364)
Warranty reserve at June 30, 2007	$735

9.	Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2007	2006	2005
Current:
Federal	$(613)	$2,360	$2,738
State	29	9	63
	(584)	2,369	2,801
Deferred:
Federal	705	(172)	(117)
State	(160)	536	457
	545	364	340
Total provision (benefit) for income taxes	$(39)	$2,733	$3,141

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30, was as follows:

	(in thousands)
	2007	2006	2005

Provision at federal statutory rates	$(266)	$2,087	$2,685
State income taxes, net	(99)	356	340
Meals and entertainment	94	76	59
Stock-based compensation	227	214	-
Other	5	-	57
	$(39)	$2,733	$3,141

INCOME TAXES (CONT’D)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2007 and 2006, were as follows:

	(in thousands)
	2007	2006
Deferred tax assets:
Supplier compensation costs	$496	$510
Reserves	1,037	1,077
Net operating loss carryforward	159	-
State credits	802	661
Other	74	21
Less: valuation allowance	(22)	-
Total deferred tax assets	2,546	2,269
Deferred tax liabilities:
Goodwill and intangibles	(2,298)	(408)
Property and equipment	(31)	(32)
Other	(66)	(73)
Total deferred tax liabilities	(2,395)	(513)
Net deferred tax assets	151	1,756
Less: Current portion	(1,020)	(1,414)
	$(869)	$342

At June 30, 2007, the Company had $1,215,000 related to California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the Enterprise Zone.  The Company also has state net operating losses of $2,181,000, which will primarily begin to expire in 2017.

10.	Line of Credit

To provide a source of funds for its Dealer Financing Program, in June 2005 CFC entered into a two-year revolving bank line of credit agreement, that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria. As of June 30, 2007 and 2006, no borrowings had been made by CFC under this bank line.  Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer owned loan collateral).

Costs of approximately $340,000 (comprised of a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit.  At June 30, 2005, these costs were capitalized and the unamortized balance of approximately $0 and $170,000 were included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets at June 30, 2007 and 2006, respectively.  These debt issuance costs were amortized to interest expense using the effective interest method over the term of the revolving bank line of credit agreement, which was the two years ended June 30, 2007.  On a quarterly basis, CFC incurs an unused line fee at a rate of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.  On June 28, 2007, the maturity date for this revolving bank line of credit was extended to September 30, 2007 by mutual agreement between the bank and CFC.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.  The Company was in compliance with all covenants at June 30, 2007 and 2006 and received the required consents and waivers from the lender for the purchase of the Gemprint business, repurchases of the Company’s stock under the stock buyback program, and the payment of cash dividends during fiscal 2007 and 2006.

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

During fiscal 2005, we issued 5,000 shares of common stock under this Plan at an average purchase price of $12.80 per share.

12.           Stockholders’ Equity

Equity Offering

In March 2005, the Company completed a public offering of a total of 3,450,000 shares of its common stock, of which a total of 2,195,856 shares were sold by the Company, and the remaining shares were sold by David G. Hall and Van D. Simmons, at a public offering price of $17.50 per share.  Messrs. Hall and Simmons, who founded the Company in 1986, are directors of the Company, and Mr. Hall also is the Company’s President.  The proceeds to the Company, net of the underwriting discount and offering expenses of approximately $650,000, were approximately $35,657,000.  The Company did not receive any of the proceeds from the sale of shares by Messrs. Hall and Simmons.

Dividends

On May 31, 2006, the Company announced that its Board of Directors had adopted a dividend policy that called for the payment of quarterly cash dividends, each in the amount of $0.08 per share for an expected total annual cash dividend of $0.32 per common share.  At the same time, the Board of Directors declared the first of the quarterly cash dividends under this policy of $0.08 per share, which was paid on June 28, 2006 in the aggregate amount of $674,000 to stockholders of record on June 14, 2006.  Similarly, pursuant to that dividend policy, dividend payments of $0.08 per share were paid on September 12, 2006 in the aggregate amount of approximately $668,000, and on December 13, 2006, in the aggregate amount of approximately $665,000.

On December 5, 2006, the Board of Directors modified the dividend policy by increasing the quarterly dividend from $0.08 per share of common stock to $0.12 per share and declared and paid dividends in the amounts of $999,000 and $1,018,000 for the third and fourth quarter of fiscal year 2007.  Pursuant to that modified policy, in June 2007, the Board of Directors authorized an additional increase in the quarterly dividend rate from $0.12 per share to $0.25 per share, effective for the quarterly dividend expected to be paid in the first quarter of fiscal 2008. That quarterly dividend was paid, in the aggregate amount of $2,129,000, on September 7, 2007 to all stockholders of record as of August 24, 2007 (see note 17).

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

STOCKHOLDERS’ EQUITY (CONT’D)

Stock Buyback Program

On December 6, 2005, the Company announced that its Board of Directors had approved a stock buyback program authorizing the Company to make up to $10,000,000 of stock purchases in the open market or private transactions, in accordance with applicable SEC rules.  During the years ended June 30, 2007 and 2006, the Company repurchased and retired 72,000 and 182,000 shares, respectively, of its common stock, pursuant to this program for aggregate purchase prices totaling approximately $949,000 and $2,628,000 (including transaction costs), respectively.  Common stock at par value and additional paid-in capital were reduced by the $2,628,000 and $949,000, respectively. The Company is under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

Treasury Stock

Pursuant to a program approved by the Board of Directors in 2000, the Company had purchased 125,000 of its shares at an average price of $8.16 per share during the period from September 25, 2000 to December 28, 2000 at an aggregate cost of $1,021,000.   During the second quarter of 2007, the Company retired all of these shares and recorded a decrease to additional paid-in capital on the balance sheet during the second quarter of 2007.  Prior to that time, the repurchased shares were recorded as treasury shares on the Company’s Consolidated Balance Sheets.

Consulting Agreement

In July 1997, we granted options to an individual to purchase 133,000 shares of our common stock at an exercise price of $1.31 per share as consideration for a five-year consulting agreement that commenced on July 1, 1997.  The options vested in five annual installments of 20% of the shares beginning on December 31, 1997 and continuing through December 31, 2001.  In January 2007, these options were fully exercised, and the related estimated tax benefit of $623,000 was recorded as part of $633,000 credited to stockholders’ equity in fiscal 2007, as a result of that option exercise.

Supplier Compensation Cost

During fiscal 1999, the Company granted warrants to purchase up to an aggregate of 150,000 shares of common stock, at an exercise price of $20.00 per share, to collectible experts providing content for our websites.  These warrants vested immediately and are exercisable over a ten-year term.  The fair value of these warrants was expensed in fiscal 1999, and all of these warrants were outstanding at June 30, 2007.

13.	Stock Option Plans

In January 1999, we adopted the PCGS 1999 Stock Incentive Plan (the “PCGS Plan”).  The PCGS Plan, which was assumed by the Company at the time of its acquisition of PCGS, covered an aggregate of 269,250 shares of our common stock.  In February 1999, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”), which provides for grants of incentive stock options, nonstatutory stock options, and restricted stock grants to directors, officers, employees and consultants of Collectors Universe who provide valuable services to Collectors Universe, or its subsidiaries, entitling them to purchase up to 437,250 shares of our common stock.  On December 5, 2000, the stockholders, at the Company’s Annual Meeting, approved an amendment to the 1999 Plan to increase the authorized number of shares of our common stock that are issuable under this Plan from 437,250 to 749,750 shares.

The Company’s stockholders also approved a 2003 Incentive Plan (the “2003 Plan”) and a 2005 Incentive Plan (the “2005” Plan), which authorized the grant of options, and the issuance of restricted rights, to purchase up to an aggregate of 500,000 shares and 230,000 shares, respectively, of the Company’s common stock to officers and other employees, non-employee directors and service providers of the Company and its subsidiaries.

The PCGS Plan and the 1999 Plan provided that the option exercise price per share may not be less than 100% of the fair market value of a share of common stock on the grant date, as determined by the Board of

STOCK OPTION PLANS (CONT’D)

Directors, for incentive stock options and 85% of fair market value for nonstatutory stock options.  The 2003 and 2005 Plan provided that the exercise price of all options (whether incentive or non-statutory), and the purchase price of shares issued pursuant to restricted stock purchase rights, may not be less than 100% of the fair market value of the shares subject to such options or rights (as the case may be) on the date of grant.  However, the exercise price of incentive stock options granted under any of the Plans to any individual possessing 10% or more of the voting power of all classes of our stock may not be granted at less than 110% of the fair market value of a share of common stock on the grant date.  The timing of exercise for individual option grants is at the discretion of the Board of Directors, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of our stock).  In the event of a change in control of the Company, an option or award of shares under these Plans will become fully exercisable if an agreement is not reached that provides for the surviving corporation to assume such options or awards or to substitute comparable options or awards for the options and awards granted under these Plans.

During the second quarter of fiscal year 2007, the Board of Directors adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors of and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, a total of 444,000 shares of common stock were still available for the future grant of stock options and restricted stock purchase awards under the other Plans (the “Existing Plans”).  Pursuant to the provisions of the 2006 Plan, those 444,000 shares were “rolled over” into and became available for grants of stock awards only under the 2006 Plan and the right to grant additional stock awards under the Existing Plans terminated.  In addition, while the stock options and restricted shares that were outstanding under the Existing Plans, which covered a total of 911,000 shares at the time the 2006 Plan was approved, were unaffected by the adoption of the 2006 Plan, in the event any of those stock awards were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, those shares will become available for future grants of stock awards under the 2006 Plan, rather than under the Existing Plans.  As a result, the adoption of the 2006 Plan did not increase the number of shares authorized for issuance under the Company’s stock incentive plans.  Instead, the 2006 Plan was adopted to provide greater flexibility to the Company in terms of the types of stock incentives that could be granted to eligible participants.

The following is a summary of stock option activity for fiscal 2007, 2006 and 2005 under the 2006 Plan, PCGS Plan, the 1999 Plan, the 2003 Plan and the 2005 Plan.

	(In thousands, except per share data)
	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2004	822	$2.55	-	$30.52	$10.56
Granted	295	11.58	-	20.10	17.09
Cancelled	(70)	3.08	-	30.52	17.70
Exercised	(71)	2.55	-	12.00	3.99
Options outstanding as June 30, 2005	976	2.55	-	24.00	12.49
Granted	42	12.90	-	14.00	13.73
Cancelled	(82)	3.08	-	20.00	15.52
Exercised	(47)	2.55	-	13.73	5.20
Options outstanding at June 30, 2006	889	3.08	-	24.00	12.65
Granted	65	13.70	-	14.09	13.67
Cancelled	(13)	3.08	-	20.00	15.11
Exercised	(29)	3.08	-	11.58	3.56
Options outstanding at June 30, 2007	912	$3.08	-	$24.00	$12.98

The total pre-tax intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 were $285,000, $462,000 and $956,000, respectively.  Total fair value of options vested during 2007, 2006 and 2005 were $656,000, $671,000 and $1,372,000, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

		Outstanding Options				Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$3.08	$3.80	128	5.5	$3.38	$1,521	128	$3.38	$1,521
$5.28	$7.60	62	6.4	$7.54	478	62	$7.54	478
$8.00	$12.00	181	6.0	$10.40	887	136	$10.19	697
$13.24	$19.60	442	7.7	$15.73	394	215	$17.09	79
$20.00	$20.00	60	1.8	$20.00	-	60	$20.00	-
$20.10	$24.00	39	3.7	$22.99	-	34	$23.42	-
		912	6.4	$12.98	$3,280	635	$12.53	$2,775

At June 30, 2007, unvested stock options to purchase up to a total of approximately 277,000 shares were outstanding with a weighted average contractual remaining life of 7.8 years and at a weighted average exercise price of $14.00.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $15.29) was approximately $505,000.  At June 30, 2007, and based upon the estimated forfeiture rate of 9% per annum and the remaining vesting terms of these options, the number of options expected to vest over their remaining vesting terms was approximately 241,000 options.  At June 30, 2006, unvested stock options to purchase up to a total of approximately 320,000 shares of our common stock were outstanding with a weighted average contractual remaining life of 8.2 years and at a weighted average exercise price of $13.21.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $13.98) was approximately $542,000.

The weighted-average fair values of stock options granted during fiscal 2007, 2006 and 2005 were $5.56, $6.57 and $8.55 per option share, respectively.

The following table presents the non-vested status of the restricted shares for the fiscal year ended June 30, 2007 and their respective weighted average grant date fair values.  There were no restricted shares granted prior to fiscal 2007.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2006	-	$-
Granted	56,760	13.65
Vested	(6,530)	13.40
Forfeited or Cancelled	-	-
Non-vested at June 30, 2007	50,230	$13.68

14.	Related-Party Transactions

A former member of the Board of Directors is also a partner in a professional services firm providing service to the Company.  For each of the years ended June 30, 2007, 2006 and 2005, the member was paid $23,750, $37,500 and $31,250, respectively, as Board fees; and the professional services firm was paid $211,000, $189,000, and $588,000, respectively, for services rendered.  At June 30, 2007 and 2006, amounts payable to this firm were approximately $53,000 and $41,000, respectively, and are included on the Consolidated Balance Sheet in accounts payable and accrued liabilities, respectively.

DHRCC, which is wholly owned by David Hall, the President and a director and a stockholder of the Company, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month.  That rent,

RELATED PARTY TRANSACTIONS (CONT’D)

per square foot, is equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $42,370 in fiscal 2007, $41,059 in fiscal 2006 and $40,000 in fiscal 2005.

In connection with its discontinuance of its retail coin sales business, effective March 1, 2004 the Company engaged DHRCC to sell the Company’s remaining inventory of collectible coins that had been held for sale at retail by the Company’s DHRC division.  Sales of collectible coins by DHRCC pursuant to this engagement totaled $0, $0 and $11,000, respectively, for the periods ended June 30, 2007, 2006 and 2005, and the Company paid DHRCC commissions of $0, $0 and $1,000, respectively, in connection with those sales.

All of the above-described transactions with DHRCC were approved by the disinterested members of the Company’s Board of Directors.

During fiscal years 2007, 2006 and 2005, the Company charged and DHRCC paid approximately $35,000, $29,000 and $29,000 and for advertising fees, approximately $1,000, $3,000 and $26,000 for grading and authentication fees and approximately $52,000, $53,000 and $11,000 for warranty claims, respectively. During fiscal year 2007, DHRCC attended the Expos Long Beach shows and paid approximately $5,200 in fees to Expos and also paid CCE $3,500 in monthly subscriber fees during fiscal year 2007.  In addition, in 2005, the Company paid DHRCC $9,000 for the purchase of certain coin inventory.

          During fiscal year 2007, David Hall  paid $17,600 in grading and authentication fees for personal sportscards submitted.  Also, a member of the immediate family of David Hall won a prize of $11,000 in the PCGS 2006 World Series of Grading Contest.  Separately, this individual paid $13,600 in grading and authentication fees to PCGS.  The grading fees charged by the Company to both individuals, were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

         As part of the acquisition of GCAL in November 2005, the Company acquired certain assets from Gemological Appraisal Association (“GAA”), a business owned and managed by the current President of GCAL. As part of the acquisition agreement, GAA entered into a sublease agreement with GCAL, which expires in May 2008, to sublease 50% of the leased premises of GCAL and also reimburse GCAL for 50% of other occupancy costs. From the date of acquisition to June 30, 2006, GAA paid approximately $25,000 under the sub-lease agreement, and approximately $6,000 for reimbursable occupancy expenses.  During fiscal year 2007, GAA paid approximately $45,000 under the sub-lease agreement and approximately $12,000 for reimbursable occupancy expenses.  In the normal course of business, GAA was charged and paid $2,500 in grading and consultation fees by GCAL during fiscal year 2007.

           In connection with the Company's acquisition of the business and assets of Expos, the Company assumed a lease for the offices at which Expos conducts its operations. The landlord under that lease is a trust of which the trustee is the former president of Expos, who has been retained to provide services to the Company under a five year consulting agreement for consulting fees of $250,000 per year. The lease provides for lease payments by the Company of $3,000 per month for a term of three years with a one-time security deposit of $3,000.  The lease is renewable for successive periods of one year each, subject to the right of either party to terminate the lease prior to commencement of any such one year renewal period.  During fiscal year 2007, the Company paid $36,000 in lease payments for the Expos office site and $3,000 as a security deposit for the lease.

15.           Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through December 2015.  On July 1, 2006, GCAL leased and occupied additional space in the same building in which its operations were located.  Under the terms of the new lease agreement, GCAL will lease the facility from July 1, 2006 to December 1, 2015.  Minimum lease payments for the new space, which are included in the commitments

COMMITMENTS AND CONTINGENCIES (CONT’D)

table for fiscal years 2008 to 2012, are expected to be $329,000, $339,000, $349,000, $360,000 and $371,000, respectively.  During fiscal 2007, the Company subleased office space that was in excess of its current requirements to two related parties (see note 14).  Such lease for office space contains escalations over the term of the lease.

In accordance with SFAS No. 13, the Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense, net of sublease income, was approximately $2,226,000, $1,629,000 and $1,349,000, respectively, for the years ended June 30, 2007, 2006 and 2005.  At June 30, 2007 and 2006, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $477,000 and $402,000, respectively. Future minimum lease payments under these agreements are as follows:

	(In thousands)
	Company’s Gross Payment	Sublease Income	Net
2008	$1,883	$94	$1,789
2009	1,848	45	1,803
2010	913	15	898
2011	433	-	433
2012	415	-	415
Thereafter	1,385	-	1,385
	$6,877	$154	$6,723

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees.  The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Guarantees

As discussed in note 10, the Company has guaranteed the obligations of CFC under its line of credit.  However, since CFC is a wholly-owned, consolidated subsidiary of the Company, its line of credit borrowings, which the Company has guaranteed, are required to be set forth on our Consolidated Balance Sheet.  There were no such borrowings outstanding at June 30, 2007 or 2006.

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

COMMITMENTS AND CONTINGENCIES (CONT’D)

Legal Actions and Settlements

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

During fiscal 2007, two legal settlements in the aggregate amount of $73,000 were recognized in the Consolidated Statements of Operations.

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

Also, as previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provides that Miller’s statutory damages arising from the actions of the Company were zero.  The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorney’s fees from the other party.

In December, 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

Oral arguments took place at the Court of Appeals on June 26, 2007.  On August 30, 2007, the Appellate Court issued it decision in which it ruled that, contrary to his assertions, Miller was not entitled to statutory damages of $10.5 million.  In reaching that decision, the Appellate Court found that the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller is not entitled to multiply $750.00 by the number of times his name was used.  The Appellate Court also ruled that Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must show how, if at all, and in what amount, if any, he was damaged as a result of that violation.  However, the Appellate Court ruled that in any new trial that Miller might file, he cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.  We cannot predict whether Miller will file a new trial.

COMMITMENTS AND CONTINGENCIES (CONT’D)

The Appellate Court's decision becomes final 30 days from the date it was issued.  Prior to that date, Miller could petition the Appellate Court to reconsider its decision.  At the end of the 30-day period, Miller will have a period of 10 days within which to file a petition for review by the California Supreme Court.

The Company believes that, even if Miller does file a new trial, it will not incur any material liability to Miller.

Other Legal Actions

From time to time, the Company is named as a defendant in lawsuits that arise in the ordinary course of its business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

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

BUSINESS SEGMENT (CONT’D)

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the  consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the fiscal years ended June 30, 2007, 2006 and 2005. Net identifiable assets and goodwill are provided by business segment as of June 30, 2007 and 2006.  All of our sales and identifiable assets are located in the United States.

	Fiscal Years Ended June 30,
Net revenues from external customers:	2007	2006	2005
Coins	$23,317	$23,829	$23,203
Sportscards	8,797	8,461	8,143
Jewelry	1,235	373	-
Other	7,103	4,251	2,261
Total revenue	$40,452	$36,914	$33,607
Amortization and depreciation:
Coins	$205	$114	$55
Sportscards	87	70	92
Jewelry	813	185	-
Other	591	265	3
Total	1,696	634	150
Unallocated amortization and depreciation	316	285	293
Consolidated amortization and depreciation	$2,012	$919	$443
Stock-based compensation:
Coins	$80	$192	$2
Sportscards	34	15	-
Jewelry	8	-	-
Other	124	129	-
Total	246	336	2
Unallocated stock-based compensation	644	334	31
Consolidated stock-based compensation	$890	$670	$33
Operating income (loss) before unallocated expenses:
Coins	$9,658	$11,542	$12,183
Sportscards	1,435	1,153	844
Jewelry	(5,557)	(1,459)	-
Other	417	6	(704)
Total	5,953	11,242	12,323
Unallocated operating expenses	(8,885)	(7,473)	(5,356)
Consolidated operating income (loss)	$(2,932)	$3,769	$6,967

BUSINESS SEGMENT (CONT’D)

	At June 30,
Identifiable Assets:	2007	2006
Coins	$2,139	$2,647
Sportscards	632	541
Jewelry	20,435	12,611
Other	7,982	6,284
Total	31,188	22,083
Unallocated assets	46,913	56,138
Consolidated assets	$78,101	$78,221
Goodwill:
Coins	$515	$515
Jewelry	10,251	8,168
Other	2,118	1,116
Consolidated goodwill	$12,884	$9,799

17.           Subsequent Events

On August 10, 2007, the Company announced that the quarterly dividend of $0.25 per share of common stock will be paid on September 7, 2007 to shareholders of record as of August 24, 2007 (see note 12).  That quarterly dividend was paid, in the aggregate amount of $2,129,000, on September 7, 2007.

Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Net Deductions	Balance at End of Period
Allowance for doubtful accounts	$30,000	$17,000	$-	$(9,000)	$38,000
Inventory reserve	53,000	-	26,000	(45,000)	34,000
Total at June 30, 2005	$83,000	$17,000	$26,000	$(54,000)	$72,000

Allowance for doubtful accounts	$38,000	$23,000	$-	$(24,000)	$37,000
Allowance for customer notes receivable	-	16,000	-	-	16,000
Inventory reserve	34,000	-	72,000	-	106,000
Total at June 30, 2006	$72,000	$39,000	$72,000	$(24,000)	$159,000

Allowance for doubtful accounts	$37,000	$-	$42,000	$(19,000)	$60,000
Allowance for customer notes receivable	16,000	7,000	-	-	23,000
Inventory reserve	106,000	-	-	(15,000)	91,000
Total at June 30, 2007	$159,000	$7,000	$42,000	$(34,000)	$174,000

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-K, is

SUBSEQUENT EVENTS (CONT’D)

recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  Our disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2007.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

SUBSEQUENT EVENTS (CONT’D)

Based on that assessment, management determined that, as of June 30, 2007, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2007 which are included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Collectors Universe, Inc. and subsidiaries Management’s Report on Internal Control Over Financial Reporting, that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Collectors Universe, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Collectors Universe, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also in our opinion, Collectors Universe, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Collectors Universe, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended June 30, 2007 and our report dated September 10, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
September 10, 2007

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 29, 2007, for the Company’s 2007 annual stockholders' meeting.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 29, 2007, for the Company’s 2007 annual stockholders' meeting.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 29, 2007, for the Company’s 2007 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2007.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants and Restricted Shares	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	956,000	$13.07	390,000
Equity compensation not approved by stockholders (1)	163,000	19.26	-
Total	1,119,000	$13.97	390,000

(1)
Warrants to purchase common stock granted to non-employee service providers in the fiscal year ended June 30, 1997, which is prior to the time that the Company became a reporting company under the Securities Exchange Act of 1934, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 29, 2007, for the Company’s 2007 annual stockholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 29, 2007, for the Company’s 2007 annual stockholders’ meeting.

PART IV

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

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

COLLECTORS UNIVERSE, INC

Date: September 13, 2007	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Michael R. Haynes, Joseph J. Wallace and Michael J. Lewis, and any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his or her behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman of the Board and Director	September 13, 2007
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007
/s/ DAVID HALL David G. Hall	President and Director	September 13, 2007
/s/ JOSEPH J. WALLACE Joseph J. Wallace	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007
/s/ VAN D. SIMMONS Van D. Simmons	Director	September 13, 2007
/s/ A. J. BERT MOYER A. J. Bert Moyer	Director	September 13, 2007
/s/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	September 13, 2007
/s/ MICHAEL J. MCCONNELL Michael J. McConnell	Director	September 13, 2007
/s/ BRUCE A. STEVENS Bruce A. Stevens	Director	September 13, 2007

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
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

10.36	2006 Management Bonus Plans. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2006 and filed with the Commission on March 23, 2006.
10.37	Employment Agreement Extension between Collectors Universe, Inc. and Michael R. Haynes. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2006.
10.38	Description of 2007 Management Bonus Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 17, 2006.
10.39
Letter Agreement dated July 23, 2007 with Michael J. McConnell, relating to his election to and service on the Collectors Universe, Inc. Board of Directors.  Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 20, 2007.

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