Form 10-Q
period 2007-09-30
COLLECTORS UNIVERSE INC
filed 2007-11-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Stock $.001 Par Value	8,527,312

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three-Months Ended September 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2007 and the Three Months Ended September 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Forward Looking Information	18
	Our Business	19
	Overview of Results of Operations for the Quarter Ended September 30, 2007	20
	Factors That Can Affect Our Financial Position and Operating Results	20
	Critical Accounting Policies and Estimates	22
	Results of Operation–Quarter Ended September 30, 2007 Versus Quarter Ended September 30, 2006	23
	Liquidity and Capital Resources	27
	Risks and Uncertainties That Could Affect Our Future Financial Performance	28

Item 2A.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 3	Controls and Procedures	30

PART II	Other Information
Item 1	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Securities and Use of Proceeds	32
Item 6.	Exhibits	32

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS
Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I - FINANCIAL INFORMATION

ITEM 1.                                                                                   FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,577	$42,386
Accounts receivable, net of allowance for doubtful accounts of $60	1,671	1,276
Refundable income taxes	1,220	1,220
Inventories, net	426	442
Prepaid expenses and other current assets	1,073	1,060
Customer notes receivable, net of allowance of $23	3,696	2,536
Net deferred income tax asset	1,050	1,020
Receivables from sale of net assets of discontinued operations	92	92
Total current assets	46,805	50,032

Property and equipment, net	4,141	4,081
Goodwill	12,879	12,884
Intangible assets, net	10,456	10,365
Note receivable from sale of discontinued operation	206	229
Other assets	514	510
	$75,001	$78,101
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,106	$1,435
Accrued liabilities	2,130	2,154
Accrued compensation and benefits	1,448	1,988
Income taxes payable	297	14
Deferred revenue	1,889	2,233
Current liabilities of discontinued operations	23	-
Total current liabilities	6,893	7,824

Deferred rent	464	477
Other long-term liabilities	40	40
Net deferred income tax liability	810	869
Commitments and contingencies	-	-
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; outstanding 8,521 at September 30, 2007 and 8,496 at June 30, 2007	9	9
Additional paid-in capital	77,049	76,737
Accumulated deficit	(10,264)	(7,855)
Total stockholders' equity	66,794	68,891
	$75,001	$78,101
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
Net revenues	$10,825	$9,898
Cost of revenues	5,200	4,356
Gross profit	5,625	5,542
Selling and marketing expenses	2,018	1,262
General and administrative expenses	3,948	3,979
Amortization of intangible assets	270	171
Total operating expenses	6,236	5,412
Operating income (loss)	(611)	130
Interest income, net	444	567
Other income	1	4
Income (loss) before provision (benefit) for income taxes	(166)	701
Provision (benefit) for income taxes	(66)	318
Income (loss) from continuing operations	(100)	383
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(10)	11
Net income (loss)	$(110)	$394

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.01)	$0.05
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Net income (loss)	$(0.01)	$0.05

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.01)	$0.04
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Net income (loss)	$(0.01)	$0.04

Weighted average shares outstanding:
Basic	8,463	8,351
Diluted	8,463	8,628
Dividends declared per common share	$0.25	$0.08

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566
Exercise of stock options	47	-	243	-	-	-	243
Stock-based compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid to common stockholders	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	8	76,909	(3,990)	(125)	(1,021)	71,906

Exercise of stock options	161	1	275	-	-	-	276
Stock-based compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.40 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	$9	$76,737	$(7,855)	-	$-	$68,891
Cumulative effect of adoption of FIN 48 (see note 8)	-	-	-	(170)	-	-	(170)
Exercise of stock options	25	-	72	-	-	-	72
Stock-based compensation expense	-	-	240	-	-	-	240
Dividends paid ($0.25 per share)	-	-	-	(2,129)	-	-	(2,129)
Net loss	-	-	-	(110)	-	-	(110)
Balance at September 30, 2007	8,521	$9	$77,049	$(10,264)	-	$-	$66,794

The accompanying notes are in integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(110)	$394
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	574	390
Impairment of fixed assets	1	-
Stock-based compensation expense	246	200
Tax benefit from exercising of stock options	-	7
Interest on note receivable	(3)	-
Provision for inventory write down	10	(12)
Discontinued operations	10	(10)
Deferred income taxes	19	(17)
Changes in operating assets and liabilities:
Accounts receivable	(395)	(121)
Inventories	5	7
Prepaid expenses and other current assets	(11)	158
Income taxes payable	10	(228)
Other assets	(8)	(66)
Accounts payable	(329)	(106)
Accrued liabilities	(30)	66
Deferred rent and other long-term liabilities	(13)	66
Accrued compensation and benefits	(540)	48
Deferred revenue	(344)	(316)
Net cash (used in) provided by operating activities	$(908)	$460
Net cash provided by operating activities of discontinued businesses	13	14

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(361)	(1,387)
Collection of receivables from sales of discontinued businesses	22	128
Advances on customer notes receivables	(1,926)	(2,421)
Proceeds from customer notes receivables	769	631
Purchase of businesses, net of cash acquired	-	(6,182)
Purchase of patents and other intangible assets	-	(343)
Capitalized software	(361)	(383)
Net cash used in investing activities	(1,857)	(9,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	21
Payments for retirement of common stock	-	(378)
Dividends paid to common stockholders	(2,129)	(668)
Net cash used in financing activities	(2,057)	(1,025)

Net decrease in cash and cash equivalents	(4,809)	(10,508)
Cash and cash equivalents at beginning of period	42,386	52,110
Cash and cash equivalents at end of period	$37,577	$41,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$7
Income taxes paid	$-	$507

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 1, 2006, the Company acquired Expos Unlimited, LLC in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(385)
Intangible assets	-	1,810
Goodwill		1,001
Purchase price, net of $49 cash acquired	$-	$2,426

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(42)
Deferred tax liability recognized at acquisition	-	(1,205)
Intangible assets	-	3,030
Goodwill	-	2,083
Purchase price, net of $81 cash acquired	$-	3,866

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”).  At September 30, 2007, such operating subsidiaries were Professional Coin Grading Services, Inc., Collectors Finance Corporation, Certified Asset Exchange, Inc., Gem Certification and Assurance Lab, Inc., Expos Unlimited, Inc., and American Gemological Laboratories, Inc.  All intercompany transactions and accounts have been eliminated.

In the first quarter of fiscal 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
Expos Unlimited, LLC	July 1, 2006	$2.5 million
American Gemological Laboratories, Inc.	August 18, 2006	$3.9 million

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  Amounts related to disclosure of June 30, 2007 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that  Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  On the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006, net cash outflow of $1,790,000 from advances to and cash collections from customer notes receivable have been reclassified from cash flows from operating activities to cash flows from investing activities, and shown separately as advances on customer notes receivable and proceeds from customer notes receivables in the amounts of $2,421,000 as a cash outflow and $631,000 as a cash inflow, respectively.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, diamonds, colored gemstones and stamps.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record authentication and grading revenues at the time the item is shipped back to the customer.  With the acquisition of Expos, the Company recognizes revenues earned from the promotion, managing and operation of collectibles conventions in the period that the conventions take place.  Many of our customers pay us subscription fees for membership in our Collectors Club, which entitles the member access to our on-line and printed publications, and certain members are entitled to a voucher for free grading services.  We record revenue for this multi-element arrangement by recognizing approximately 60% of the subscription fee in the month following the membership purchase.  The balance of the membership purchase price is recognized as revenue over the life of the membership, which ranges from one to two years.  We evaluate at least semi-annually the percentage factors used to allocate the subscription fee between the grading and the publication services provided under this membership service.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During the three months ended September 30, 2007, $1,000 was recognized as impairment of long-lived assets and was classified as part of general and administrative expense on the Condensed Consolidated Statements of Operations for that three month period.  There was no such impairment expense recognized in the three months ended September 30, 2006.

Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006:

	(Dollars in thousands)
	Three Months Ended September 30,
	2007	2006
Included in:
Cost of revenues	$61	$76
Selling and marketing expenses(1)	(7)	1
General and administrative expenses(2)	192	123
Stock-based compensation expense	246	200
Income tax benefit	$-	$(5)

(1)	Includes $8,000 related to a forfeiture of stock options during the first quarter of fiscal 2008.

(2)	Includes $82,000 and $3,000 in the three months ended September 30, 2007 and 2006, respectively, for amortization of compensation expense related to issuance of restricted stock (see below).

For the three months ended September 30, 2007 and 2006, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 9% and 10.5%, respectively.

No options were granted during the three months ended September 30, 2007; whereas, options to purchase a total of 28,000 shares of common stock were granted during three months ended September 30, 2006.  The Company used the Black-Scholes option pricing model and the assumptions set forth in the following table to determine the fair values of the options granted in the three months ended September 30, 2006:

	Three Months Ended September 30,
	2007	2006
Dividend yield	-	2.3%
Expected volatility	-	52.0%
Risk-free interest rate	-	4.69%
Expected term	-	5.1 years

The following table presents information relative to the stock options outstanding under all equity incentive plans as of and for the three months ended September 30, 2007. The closing price of our common stock as of September 29, 2007 was $14.06.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	912,000	$12.98
Granted(1)	-	-
Exercised	(25,000)	5.96
Forfeited or cancelled	(11,000)	13.82
Outstanding at September 30, 2007	876,000	$13.17	6.2 yrs.	$2,304,000
Exercisable at September 30, 2007	631,000	$12.79	5.7 yrs.	$2,140,000
Unvested at September 30, 2007	245,000	$14.15	7.5 yrs.	$166,000
Expected to vest at September 30, 2007	216,000	$14.16	7.4 yrs.	$155,000

(1)	No options were granted during the three months ended September 30, 2007.

The weighted average grant-date fair value of options, determined using the Black-Scholes option pricing model, granted during the three months ended September 30, 2006 was $5.85.  The aggregate intrinsic values of the options exercised during the three months ended September 30, 2007 and 2006 were $249,000 and $29,000, respectively.

The 216,000 options that are expected to vest at September 30, 2007 are based on the current forfeiture rate of 9% and the remaining vesting terms of the 245,000 unvested options at September 30, 2007.

During the three months ended September 30, 2006, approximately 56,000 options were vested with an aggregate fair value of approximately $378,000.  During the three months ended September 30, 2007 approximately 22,000 options were vested with an aggregate fair value of approximately $146,000.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2007 and the weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2007	50,230	$13.68
Granted	-	-
Vested	(9,815)	13.63
Forfeited or Cancelled	-	-
Non-vested at September 30, 2007	40,415	$13.69

As of September 30, 2007, $1,387,000 of total unrecognized compensation costs, related to non-vested stock-based awards, is expected to be recognized through fiscal 2011, and the weighted average remaining vesting period of those awards is approximately 1.8 years.  That amount and time period do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At September 30, 2007, cash and cash equivalents, totaling approximately $37.6 million, were comprised primarily of money market funds.  At September 30, 2007, the Company had approximately $1.2 million in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At September 30, 2007 and June 30, 2007, two and one customer(s) accounted for approximately 27% and 13%, respectively, of total gross accounts receivable balances of $1,731,000 and $1,336,000, respectively.  The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $60,000 at both September 30, 2007 and June 30, 2007.

Customer Notes Receivables.  At September 30, 2007, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers, totaled $3,696,000, net of a $23,000 allowance for uncollectible amounts, and four of those notes receivable represented 88% of the total principal amounts outstanding.  At June 30, 2007, two customers’ loan balances represented 68% of the total principal balances outstanding of $2,536,000.  During the quarter ended September 30, 2007, the Company made short-term advances to and recorded cash collections from these four customers in the aggregate amounts of $1,700,000 and $449,000, respectively.  In total, the Company made short-term advances of $1,926,000 and recorded cash collections of $769,000 during the first quarter of fiscal year 2007.  The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances.  At September 30, 2007 and June 30, 2007, the allowance of $23,000 reflected a deficiency in collateral value securing the notes of one customer.   Included in the September 30, 2007 balance of $3,696,000 was approximately $128,000 in connection with a note receivable recorded in September, 2006 that matures in December, 2007.  At June 30, 2007, the carrying value of this note was approximately $125,000 and approximately $3,000 was recorded as interest income in the three months ended September 30, 2007.

Sources of Revenues.  The authentication and grading of collectible coins accounted for approximately 56% of our net revenues for the three months ended September 30, 2007 and 2006.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that an impairment has occurred.  Management evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the three months ended September 30, 2007, the Company completed its annual review of the carrying values of the goodwill and other indefinite-lived intangible assets acquired in the acquisitions of CoinFacts.com (Coinfacts), Certified Coin Exchange (CCE), Expos Unlimited (Expos) and AGL, and concluded that no impairments had occurred at any of these reporting units.  Intangible assets with definite lives, acquired by acquisition, are subject to amortization over their remaining useful lives.

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the Condensed Consolidated Balance Sheets as of June 30 and September 30, 2007 in thousands of dollars:

	Coins	CGAL including Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2007	$515	$8,168	$2,083	$1,001	$1,117	$12,884
Purchase price adjustment since June 30, 2007:
CCE	-	-	-	-	(5)	(5)
Balance at September 30, 2007	$515	$8,168	$2,083	$1,001	$1,112	$12,879

Intangible Assets, Net:
Balance at June 30, 2007	$412	$4,013	$2,916	$1,700	$1,324	$10,365
Capitalized software costs	-	111	-	-	250	361
Less: amortization for three months ended September 30, 2007	(38)	(124)	(28)	(28)	(52)	(270)
Balance at September 30, 2007	$374	$4,000	$2,888	$1,672	$1,522	$10,456

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Condensed Consolidated Balance Sheets is estimated to be as follows at September 30, 2007:

2008 (for Q2-Q4)	$976,000
2009	$1,376,000
2010	$1,364,000
2011	$981,000
2012	$563,000

Approximately $9.6 million of the $12.9 million classified as goodwill on the Condensed Consolidated Balance Sheets at September 30, 2007 is amortizable and deductible for tax purposes over a period of 15 years.

Stock Buyback

During the first quarter of fiscal year 2007, the Company repurchased a total of 27,117 shares of its common stock in the open market and, as a result, recorded a reduction of additional paid-in capital in the amount of approximately $378,000 as of September 30, 2006.  There were no share repurchases in the three month period ended September 30, 2007.

Dividends

On September 7, 2007, the Company paid a quarterly cash dividend of $0.25 per common share, aggregating approximately $2,129,000.  During the first quarter of fiscal 2007, a dividend of $0.08 per share was paid, aggregating approximately $668,000.

Capitalized Software

Through September 30, 2007, the Company has capitalized an aggregate of approximately $1,937,000, net of accumulated amortization of approximately $329,000 in accordance with Statement of Position (“SOP”) 98-1.  Approximately $361,000 of such costs was capitalized during the three month period ended September 30, 2007, and $125,000 was recognized as amortization expense.  During the first quarter of fiscal 2007, approximately $383,000 of development costs were capitalized and approximately $13,000 was recognized as amortization expense.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.  Management believes that no such impairments have occurred.

2.           BUSINESS ACQUISITIONS

Effective July 1, 2006, the Company acquired the assets and business of Expos Unlimited LLC (“Expos”), a trade show management company that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions.  The Company paid a purchase price of $2,400,000 in cash and $75,000 in other directly-related costs and may become obligated to make payments of up to an additional $750,000 after five years, or July 2011, based on the future revenues of Expos.

On August 18, 2006, the Company acquired all the common stock of American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  The Company prepared a preliminary purchase price allocation based on the AGL acquisition price of $3,500,000, plus additional costs and assumed obligations aggregating approximately $447,000.  Based on that preliminary allocation, the Company has recorded, on its Condensed Consolidated Balance Sheets at September 30, 2007, $2,083,000 as goodwill, $1,930,000 as intangible assets with indefinite lives and $1,100,000 as intangible assets with definite lives.  The Company did not finalize the purchase price allocation for AGL within the prescribed one-year period following the date of acquisition due to delays in completing and finalizing the valuation of AGL’s colored gemstone reference set, which was preliminary allocated $500,000 of the purchase price and was recorded on the Condensed Consolidated Balance Sheets at June 30, 2007 and September 30, 2007 as part of intangible assets with indefinite lives.  The Company expects to complete the valuation of the colored gemstone reference set during the second quarter of fiscal 2008 and finalize the purchase price allocation, which will likely result in an adjustment to the carrying values of goodwill and intangible assets.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

The proforma statements of operations that are set forth in the following table are prepared assuming that the AGL and Expos acquisitions had occurred on July 1, 2006.

	Three Months Ended September 30,
	2007	2006
Revenue	$10,825	$9,975
Operating income (loss)	(611)	99
Interest income, net	444	546
Other income	1	4
Income (loss) before provision (benefit) for income taxes	(166)	649
Provision (benefit) for income taxes	(66)	297
Income (loss) from continuing operations	(100)	352
Income (loss) from discontinued operations	(10)	11
Net income (loss)	$(110)	$363

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.01)	$0.04
Income (loss) from discontinued operations	$-	$-
Net income (loss)	$(0.01)	$0.04

3.           CASH AND CASH EQUIVALENTS

At June 30 and September 30, 2007, cash and cash equivalents consisted of approximately $42.4 million and $37.6 million, respectively, invested primarily in money market funds. During the first quarter of fiscal 2008, the Company invested approximately $32.6 million of its excess cash into a short-term, high-grade tax-free municipal fund in compliance with the Company’s established investment policies. Under the Company’s investment policies, the minimum credit quality of a portfolio of trading securities must be rated no less than single-A long-term or A1/P1 short-term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	September 30,	June 30,
	2007	2007
Coins	$265	$253
Other collectibles	36	33
Grading raw materials consumable inventory	226	247
	527	533
Less inventory reserve	(101)	(91)
Inventories, net	$426	$442

5.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	September 30,	June 30,
	2007	2007
Coins and stamp grading reference sets	$354	$222
Computer hardware and equipment	1,678	1,664
Computer software	1,030	1,027
Equipment	3,556	3,366
Furniture and office equipment	1,089	1,064
Leasehold improvements	1,449	1,452
Trading card reference library	52	52
	9,208	8,847
Less accumulated depreciation and amortization	(5,067)	(4,766)
Property and equipment, net	$4,141	$4,081

6.               ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	September 30,	June 30,
	2007	2007
Warranty costs	$763	$735
Professional fees	227	183
Other	1,140	1,236
	$2,130	$2,154

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2007 and 2006 (in thousands):

	(in thousands)
	Three Months Ended September 30,
	2007	2006
Warranty reserve, beginning of period	$735	$710
Charged to cost of revenue	107	121
Payments	(79)	(83)
Warranty reserve, end of period	$763	$748

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

The operating results of the discontinued collectible sales businessesthat are included in the accompanying Consolidated Condensed Statements of Operations, are as follows:

	(in thousands)
	Three Months Ended September 30,
	2007	2006
Net revenues	$4	$3

Income (loss)	(17)	11
Gain on sale of discontinued businesses	-	6
	(17)	17
Income tax expense (benefit)	(7)	6
Net income (loss) from discontinued operations	$(10)	$11

The gain realized on sales of discontinued businesses in the three-month period ended September 30, 2006 related to contingent consideration that became determinable in that period.

8.	INCOME TAXES

                Income tax benefit or expense was provided for at rates of 40% and 45% for the three-month periods ended September 30, 2007 and September 30, 2006, respectively.  The decreased effective tax rate for the three months ended September 30, 2007, as compared to the same three month period in 2006, reflects an anticipated favorable tax impact in fiscal year 2008 due to the Company’s decision in the first quarter of 2008 to invest approximately $32.6 million in a tax-free municipal money-market fund.  Following the adoption of SFAS No. 123(R) in fiscal 2006, the recognition of stock-based compensation has had a generally adverse effect on the effective tax rates due to the non-deductibility of certain stock-based compensation expense.

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) effective July 1, 2007.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our income statement.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption and reported as a change in accounting principle, if material. During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease to deferred tax liabilities of $109,000 in the Condensed Consolidated Balance Sheets as of September 30, 2007.

Interest and penalties were in the aggregate of $101,000 as of the date of adoption and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  Following the adoption of FIN 48, we have elected to classify interest and penalties as components of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2004 through June 30, 2007 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2007.  The Company has no income tax audits in progress, at present.

9.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share for the three-month periods ended September 30, 2007 and 2006, respectively, are computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2007	2006
Income (loss) from continuing operations	$(100)	$383
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(10)	11
Net income (loss)	$(110)	$394

NET INCOME (LOSS) PER SHARE – BASIC:
Income (loss) from continuing operations	$(0.01)	$0.05
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Total	$(0.01)	$0.05

NET INCOME (LOSS) PER SHARE – DILUTED:
Income (loss) from continuing operations	$(0.01)	$0.04
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	-
Total	$(0.01)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,463	8,351
Effect of dilutive shares	-	277
Diluted	8,463	8,628

Options and warrants to purchase approximately 716,000 shares of common stock for the three months ended September 30, 2006, at exercise prices of up to $24 per share, were not included in the computation of diluted income (loss) per share because their exercise prices were greater than the average market price for the respective periods.  For the three months ended September 30, 2007, options and warrants to purchase 1,026,000 shares of common stock were not included in the computation of diluted income (loss) per share as they would have been anti-dilutive in the calculation of earnings per share.

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

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three month periods ended September 30, 2007 and 2006. Net identifiable assets are provided by business segment as of September 30, 2007 and June 30, 2007. All of our sales and identifiable assets are located in the United States.

	Three Months Ended September 30,
	2007	2006
Net revenues from external customers
Coins	$6,038	$5,590
Sportscards	2,292	2,251
Jewelry	380	241
Other	2,115	1,816
Total revenue	$10,825	$9,898
Amortization and depreciation
Coins	$56	$40
Sportscards	23	21
Jewelry	314	108
Other	98	140
Total	491	309
Unallocated amortization and depreciation	83	81
Consolidated amortization and depreciation	$574	$390
Stock-based compensation
Coins	$34	$49
Sportscards	5	16
Jewelry	3	-
Other	28	37
Total	70	102
Unallocated stock-based compensation	176	98
Consolidated stock-based compensation	$246	$200
Operating income (loss) before unallocated expenses
Coins	$2,484	$2,384
Sportscards	518	439
Jewelry	(1,810)	(641)
Other	310	271
Total	1,502	2,453
Unallocated operating expenses	(2,113)	(2,323)
Consolidated operating income (loss)	$(611)	$130

	At September 30,	At June 30,
Identifiable Assets	2007	2007
Coins	$2,994	$2,622
Sportscards	506	582
Jewelry	20,471	20,453
Other	8,820	7,866
Total	32,791	31,523
Unallocated assets	42,210	46,578
Consolidated assets	$75,001	$78,101

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, that expired on June 30, 2007 and was extended to November 30, 2007, and permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria.  Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral).  At June 30, 2007 and September 30, 2007, the amount outstanding under this line of credit was $0. On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year.  The Company was in compliance or received waivers for all covenants at September 30, 2007.

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

In August 2007, the Appellate Court issued a decision in which it ruled that, contrary to his assertions, Miller was not entitled to statutory damages of $10.5 million.  In reaching its decision, the Appellate Court found that the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used. The Appellate Court also ruled that Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company.  However, the Appellate Court ruled that in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

Following that ruling, Miller filed a petition for rehearing with the Appellate Court, asserting that its August 2007 ruling was based on a legal theory not raised by the parties in the Appellate Court briefs and, therefore, that he did not have the opportunity to fully present his views as to whether that theory should have been relied on by the Court in reaching its August 2007 decision.  As previously reported, in September 2007, the Appellate Court granted Miller’s petition for rehearing.  In its order, the Court stated that it was debatable whether or not the legal theory in question was “fairly encompassed within the parties’ briefs” submitted prior to its August 2007 decision; however,  “[t]o assure fairness, and ‘[t]o afford the parties all benefit of the doubt’ . . . we invite the parties to submit supplemental briefs limited to argument . . .” concerning (i) whether the legal theory used by the Court to arrive at its earlier decision may be properly utilized in this particular case, and (ii) if not, what legal theory should be used to determine the damages that may be awarded to Miller.  The supplemental briefs were filed by both parties with the Appellate Court on October 31, 2007.

The Company continues to believe that it will not incur any material liability to Miller in this case.  However, due to the relatively novel legal issues involved, it is not possible to predict, with certainty, how the Appellate Court will ultimately rule.

13.	SUBSEQUENT EVENT

On November 7, 2007, we declared our second quarter fiscal 2008 dividend of $0.25 per share of common stock to be paid on December 5, 2007 to our stockholders of record as of November 21, 2007 in the aggregate amount of approximately $2,132,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from: the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications and on our website; the sale of Collectors Club membership subscriptions; from subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; interest income earned on advances by our dealer financing business; and the collectibles trade show conventions that we conduct.

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

On November 8, 2005, the Company acquired Gem Certification & Appraisal Lab (“GCAL”), a gemological certification and grading laboratory for an aggregate acquisition price of $3,268,000. On December 22, 2005, the Company acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”) and paid an aggregate purchase price for Gemprint’s business and assets of $8,583,000 in cash.  GCAL has incorporated the Gemprint process into its diamond grading process, so that each GCAL authenticated and graded diamond also carries a Gemprint image stored in GCAL’s registered database, which enables GCAL to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

Effective July 1, 2006, for an aggregate cash purchase price of $2,475,000, we acquired Expos Unlimited LLC (“Expos”), which is engaged in the business of owning and conducting collectibles trade shows and conventions.  Depending on the future revenues of Expos, the Company may become obligated to make additional payments to Expos’ former owners of up to an aggregate of $750,000 in July 2011.  Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually.  At both the Long Beach and Santa Clara Expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest.

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

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition

Discontinued Operations.  As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.  All of the remaining assets of those businesses were either liquidated or fully reserved for on our balance sheets at June 30, 2007.  At September 30, 2007, an accrued expense in the amount of $23,000 was recorded related to an estimated state sales tax liability from our former auction business.

Overview of Results of Operation for the Quarter Ended September 30, 2007

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim condensed consolidated statements of income (included earlier in this report) for the respective periods indicated below:

	Three Months Ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	48.0%	44.0%
Gross profit	52.0%	56.0%
Operating expenses:
Selling and marketing expenses	18.7%	12.8%
General and administrative expenses	36.4%	40.2%
Amortization of intangibles	2.5%	1.7%
Total operating expenses	57.6%	54.7%
Operating income (loss)	(5.6%)	1.3%
Interest income, net	4.1%	5.7%
Other income	0.0%	0.1%
Income (loss) before provision (benefit) for income taxes	(1.5%)	7.1%
Provision (benefit) for income taxes	(0.6%)	3.2%
Income (loss) from continuing operations	(0.9%)	3.9%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(0.1%)	0.1%
Net income (loss)	(1.0%)	4.0%

Revenues increased by 9.4% in the three months ended September 30, 2007, compared to the same period of the prior fiscal year, primarily as a result of an increase of $656,000, or 7.9%, in authentication and grading service fees and increases totaling $271,000 or 17.1%, generated in our other related services.  However, notwithstanding that revenue increase, we incurred an operating loss of $611,000 in the three months ended September 30, 2007, as compared to operating income of $130,000 in the same three months of 2006.  This decline was attributable to an increase in operating losses of $1,169,000 incurred by the Company’s diamond and colored gemstones operations, as we continued to invest in and develop those businesses, including incurring higher selling and marketing costs in support of the upcoming holiday season, which is the strongest period of the year in the jewelry market.  That operating loss was partially offset by an overall improvement in the performance of our other businesses, as compared to the same quarter last year, due primarily to increased revenues.  These, as well as other factors affecting our operating results in the first quarter of 2008, are described in more detail below

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our revenues are comprised of (i) fees generated by the authentication and grading of high-value collectibles, and other high value assets consisting of diamonds and colored gemstones, and (ii) to a lesser extent, revenues from sales of collectibles club memberships; advertising space on our websites and in printed publications and collectibles price guides; subscriptions primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; interest income earned from advances made by our dealer financing business, and fees earned from the management, operation and promotion of collectibles trade shows and conventions.

Our authentication and grading revenues, which accounted for approximately 83% of our total net revenues in the three months ended September 30, 2007, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Five of our coin authentication and grading customers accounted for approximately 13% and 14%, respectively, of our total net revenues in the three months ended September 30, 2007 and 2006.  As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our profitability.  Our revenues are also impacted by the level of submissions and revenue earned from submissions at those trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur around the time of the show, which affects the volume of coin transactions at the shows which, in turn, affects the volume of submissions to us for on-site grading and same-day turn-around.

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

The following table provides information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the quarters ended September 30, 2007 and 2006 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2007		2006		2007		2006
Coins	367,100	47%	481,300	56%	$333,351	80%	$464,922	85%
Sportscards	338,500	43%	321,500	37%	20,534	5%	22,595	4%
Autographs	44,800	6%	34,200	4%	5,811	1%	10,475	2%
Stamps	19,700	2%	12,300	1%	4,351	1%	3,059	1%
Currency	11,000	1%	9,100	1%	9,349	2%	8,442	2%
Diamonds	7,700	1%	6,000	1%	31,963	8%	23,209	4%
Colored Gemstones*	900	-	100	-	10,986	3%	13,145	2%
Total	789,700	100%	864,500	100%	$416,345	100%	$545,847	100%

*      We began offering colored gemstones grading and authentication services in late August 2006.

Critical Accounting Policies and Estimates

With the exception of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), as described in note 8 of the Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Fiscal 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 13, 2007.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48.  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our income statement.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption and reported as a change in accounting principle, if material. During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease in deferred tax liabilities of $109,000 in the Condensed Consolidated Balance Sheets as of September 30, 2007.  Interest and penalties were in the aggregate of $101,000 as of the date of adoption of July 1, 2007, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  Following the adoption of FIN 48, we have elected to classify interest and penalties as components of income tax expense.

Results of Operations – Quarter Ended September 30, 2007 versus Quarter Ended September 30, 2006

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets.  Fees generated from the authentication and grading of collectibles include coins, sportscards, autographs, stamps and currency and for high-value assets, diamonds and colored gemstones. To a lesser extent, we also generate revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; interest earned from our CFC dealer-financing business; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promotion and managing and operating collectibles shows and conventions.  Net revenues are determined net of discounts and allowances.

The following table sets forth the breakout of total net revenues for the three months ended September 30, 2007 and 2006 between grading and authentication services and other related services:

	Three Months Ended September 30,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$8,971	82.9%	$8,315	84.0%	$656	7.9%
Other related services	1,854	17.1%	1,583	16.0%	271	17.1%
Total net revenues	$10,825	100.0%	$9,898	100.0%	$927	9.4%

The following table sets forth certain information regarding the increases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006		2007 vs. 2006
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$6,038	55.8%	$5,590	56.5%	$448	8.0%	(114,200)	(23.7%)
Sportscards	2,292	21.2%	2,251	22.7%	41	1.8%	17,000	5.3%
Other (1)	2,495	23.0%	2,057	20.8%	438	21.3%	22,400	36.3%
	$10,825	100.0%	$9,898	100.0%	$927	9.4%	(74,800)	(8.7%)

(1)	Consists of autographs, stamps, currency, diamonds and colored gemstones, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

The $927,000, or 9.4%, increase in net revenues in the three months ended September 30, 2007, compared to the same three months of the prior year, was primarily attributable to an overall increase in authentication and grading service fees of $656,000, or 7.9%, and increases in other related services revenues of $271,000 or 17.1%.

The 7.9% increase in authentication and grading fees, despite a decrease of 8.7% in the number of units graded in the quarter, was attributable to: (i) a higher average service fee earned for coins authenticated and graded in the three months ended September 30, 2007 due to an increase in the number of coins authenticated and graded at trade shows in the quarter (where customers typically request faster turnaround times that result in higher service fees), and a reduction in the number of units of modern coins graded (on which we typically earn lower average service fees); (ii) an increase in the number of units graded by our stamps, currency and autographs divisions, resulting in a revenue increase of $255,000; and (iii) an increase in the number of units and the average service fees for our diamond and colored gemstone divisions resulting in a revenue increase of $128,000.  Although, the number of modern coins graded in the quarter declined by 33%, revenues from the grading of modern coins only declined by approximately 2%, as we earned a higher average service fees on modern coins in the quarter due to the mix of coins graded.

The increases in the other related services were primarily attributable to: (i) an increase of $136,000 in advertising primarily from advertising space sold in the Company’s Rare Coin Marketing Report, which we introduced in the second half of fiscal 2007,  (ii) an increase of $79,000 attributable to an increase in sales of Collectors Club memberships; (iii) a $43,000 increase in our collectibles convention revenues due to higher fees and increased show activity; and (iv) a $42,000 increase in subscription fees earned by our CCE Internet dealer coin exchange as we increased the number of CCE subscriptions through sales and marketing efforts.  Such increases were partially offset by a $44,000 decrease in revenues from the Collectors Finance Corporation due to a reduction in the average advances outstanding during the first quarter of fiscal 2008, compared to the first quarter of 2007.

Gross Profit

Gross profit is calculated by subtracting the costs of revenues from net revenues.  Costs of revenues for grading and authentication revenues primarily consist of labor to grade and authenticate collectibles, production costs, credit cards fees, warranty expense and occupancy, and security and insurance costs that directly relate to providing authentication and grading services.  Costs of revenues also include printing and other direct costs incurred in support of our other related revenues.  In addition, costs of revenues include stock-based compensation earned by employees whose compensation is classified as part of costs of revenues.  Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the quarter ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$5,625,000	52.0%	$5,542,000	56.0%

The decline in our gross profit margin to 52.0% in the three months ended September 30, 2007, from 56.0% in the three months ended September 30, 2006, was primarily attributable to higher costs of revenues that were incurred by our early stage diamond and colored gemstone grading businesses, as we built grading capacity in anticipation of increased revenues in future periods.  For our diamond grading business, the Company occupied additional space and increased capacity in the second quarter of fiscal 2007, resulting in higher level of fixed costs than in the three months ended September 30, 2007.  In the case of our colored gemstone grading business, which we acquired in August, 2006, we have added personnel to increase our grading capacity, as we focus attention on growing the colored gemstone grading market and launching additional grading services.  Stock-based compensation of $61,000 and $76,000, were recognized as part of cost of revenues in the three months ended September 30, 2007 and 2006, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Selling and Marketing	$2,018,000	18.7%	$1,262,000	12.8%

The increase in selling and marketing expenses, both in absolute dollars and as a percentage of net revenues, in the three months ended September 30, 2007, compared to the same period of the prior fiscal year, was primarily related to increased selling and marketing costs attributable to the following: (i) a $430,000 increase in selling and marketing expenses for our diamond grading colored gemstones businesses, as we invested in selling and marketing programs to promote these divisions and foster brand awareness, as well as to attract grading submissions in support of the upcoming holiday season; (ii) a $140,000 increase in selling and marketing expenses for our collectibles grading divisions reflecting expanded presence at tradeshows, primarily for our autograph and currency divisions, to generate higher revenues; and (iii) increased corporate marketing personnel costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
General and Administrative	$3,948,000	36.4%	$3,979,000	40.2%

The decreases in G&A expenses, both in absolute dollars and as a percentage of net revenues, in the three months ended September 30, 2007, compared to the same three months last year, included decreases in legal costs and in product enhancement costs for our gemprint product, partially offset by increased G&A expenses incurred by our colored gemstone business, reflecting our ownership of that business for the full three months ended September 30, 2007, compared with only one and a half months in the quarter ended September 30, 2006, when we acquired this business.  Stock-based compensation costs included in G&A expenses for the three months ended September 30, 2007 were $192,000, as compared to $123,000 in the same quarter of the prior year, due primarily to the issuance of restricted stock awards to our CEO and outside members of the Board of Directors during fiscal 2007.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets there were acquired through acquisitions and amortization of software development costs.

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Amortization of Intangibles	$270,000	2.5%	$171,000	1.7%

The increase in the amortization expense was primarily related to the amortization of capitalized software costs incurred in prior fiscal quarters and for which amortization began as the development projects were completed.  In addition, in the three months ended September 30, 2007, we incurred a full quarter of amortization in connection with the intangible assets acquired in the acquisition of our colored gemstone business.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,
	2007	2006
Included in:
Cost of revenues	$61,000	$76,000
Selling and marketing expenses	(7,000)	1,000
General and administrative expenses	192,000	123,000
	$246,000	$200,000

Stock-based compensation expense is recorded over the vesting period, or the service period, of the stock-based award.  The increase in stock-based compensation primarily related to restricted stock awards granted to our CEO and directors during fiscal year 2007.

Stock-based compensation expense included in selling and marketing expenses for the three months ended September 30, 2007 is a net credit of $7,000 due to the reversal of previously recorded expense in the amount of $8,000 resulting from a forfeiture of stock options prior to vesting.

The total amount of compensation cost related to non-vested awards not yet recognized at September 30, 2007 was $1,387,000, which is expected to be recognized as compensation expense through fiscal 2011, assuming the employees to whom the options or restricted stock awards were granted continue to be employed by us.  The weighted average number of years over which the unrecognized compensation expense is expected to be recognized is approximately 1.8 years.  However, such amount and weighted average period do not include any additional options or restricted stock awards that may be granted in the future or any changes that may occur in our forfeiture percentage.

Interest Income, Net

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Interest income, net	$444,000	4.1%	$567,000	5.7%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts and commercial paper instruments.  Interest income, net was $444,000 in the three months ended September 30, 2007, compared with $567,000 in the three months ended September 30, 2006.  The decrease in interest income is due to lower interest earned on the Company’s cash balances in the three months ended September 30, 2007, as a result of (i) investing in tax-free securities during the three months ended September 30, 2007 and (ii)  investing lower average cash balances in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Cash balances were lower due to having made payments for quarterly dividends, capital expenditures and the purchase of our colored gemstone business in August, 2006.

Income Tax (Benefit) Expense

	Three Months Ended September 30,
	2007	2006
Income tax expense (benefit)	$(66,000)	$318,000

The income tax benefit recorded in the three months ended September 30, 2007 and the income tax expense recorded in the same three months of 2006 were calculated based on our expected combined federal and state effective income tax rates of approximately 40% for the three months ended September 30, 2007 and 45% for the three months ended September 30, 2006.  That reduction in our effective tax rate was due primarily to our investment of $32.6 million in tax-free securities during the first quarter of 2008.

Discontinued Operations
	Three Months Ended September 30,
	2007	2006
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$(10,000)	$11,000

The results of our discontinued operations (net of taxes), which are attributable to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004, are expected to be immaterial going forward.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $37,577,000, as compared to cash and cash equivalents of $42,386,000 at June 30, 2007.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations.  We expect our authentication and grading services to provide us with relatively predictable cash flows, largely because in many instances our customers prepay for those services at the time they submit their collectibles to us for authentication and grading.

During the three months ended September 30, 2007, our operating activities used net cash of $908,000. Net cash used in investing activities was $1,857,000 during the three months ended September 30, 2007 and consisted primarily of cash used for short term advances totaling $1,926,000 by CFC to collectibles dealers, capital expenditures of $361,000, capitalized software of $361,000, partially offset by proceeds from payments on customer notes receivable of $769,000.  During the three months ended September 30, 2006, our investing activities used net cash of $9,957,000, consisting of $6,182,000 used primarily to acquire AGL and Expos during the first quarter of fiscal 2007, $1,387,000 in capital expenditures, primarily for the launch of the new GCAL grading facility and net advances to CFC customers of approximately $1,790,000.

In the three months ended September 30, 2007, financing activities used net cash of $2,057,000, primarily related to the payment of $2,129,000 of cash dividends to stockholders, partially offset by $72,000 of proceeds from exercise of stock options.  During the three months ended September 30, 2006, our financing activities used net cash of $1,025,000, consisting of primarily the quarterly dividend of $0.08 per share of common stock in the aggregate of $668,000 and the repurchase of 27,117 shares of our common stock in the aggregate of $378,000.

Bank Line of Credit.  As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers.  All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans.  The loans are required to be repaid to us when those collectibles are returned to the dealers.  To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit for the original term of two years pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria.  Borrowings under that credit line, the term of which was extended to November 30, 2007, are to bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are to be secured by the loan receivables due CFC.  There were no borrowings outstanding under that line of credit at any time during the fiscal year ended at June 30, 2007 or the quarter ended September 30, 2007.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.  The Company was in compliance with all covenants at September 30, 2007 or received waivers from the lender.

Outstanding Financial Obligations

We had the following outstanding obligations under operating leases, net of sublease income, at September 30, 2007:

Fiscal Year
2008 (remaining 9 months)	$1,357,000
2009	1,804,000
2010	899,000
2011	433,000
2012	415,000
Thereafter	1,386,000
$6,294,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations.  In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at September 30, 2007.

Dividends.  In the fourth quarter of fiscal 2006, the Board of Directors adopted a dividend policy that called for the payment of quarterly cash dividends of $0.08 per common share, for an expected annual cash dividend of $0.32 per common share.  The first such quarterly cash dividend was paid in the fourth quarter of fiscal 2006 and quarterly cash dividends in that same per share amount were paid in the first and second quarters of fiscal 2007.  The quarterly cash dividend was increased to $0.12 per share in the third quarter of fiscal 2007 and dividends in that same per share amount were paid in both the third and fourth quarters of fiscal 2007.

In June 2007, the Board of Directors approved another increase in the quarterly cash dividend to $0.25 per common share, for an expected annual cash dividend to stockholders of $1.00 per common share.  The first of such quarterly cash dividends of $0.25 per share was paid on September 7, 2007 to all stockholders of record as of August 24, 2007.

Dividends paid in fiscal 2007 totaled $3,350,000.  We expect to fund the payment of dividends with internally-generated funds and available cash balances.

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

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of internally generated cash flow, as applicable, and available cash and cash equivalent balances to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) continue paying dividends to our stockholders, as determined by the Board of Directors, and (v) fund working capital requirements, and for other corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.

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

•
the fact that for the fiscal year ended June 30, 2007 and the three months ended September 30, 2007, our top 5 coin authentication and grading customers accounted for approximately 14% of our net revenues, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), and in Part I: Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, as filed with the SEC under the Securities Exchange Act of 1934.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report.  We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2007 Annual Report on Form 10-K.

ITEM 2A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At September 30, 2007, we had $37,577,000 in cash and cash equivalents, primarily invested in low-yield tax-free securities.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 3.        CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2007, the Appellate Court issued a decision in which it ruled that, contrary to his assertions, Miller was not entitled to statutory damages of $10.5 million.  In reaching its decision, the Appellate Court found that the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used. The Appellate Court also ruled that Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company.  However, the Appellate Court ruled that in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

Following that ruling, Miller filed a petition for rehearing with the Appellate Court, asserting that its August 2007 ruling was based on a legal theory not raised by the parties in the Appellate Court briefs and, therefore, that he did not have the opportunity to fully present his views as to whether that theory should have been relied on by the Court in reaching its August 2007 decision.  As previously reported, in September 2007, the Appellate Court granted Miller’s petition for rehearing.  In its order, the Court stated that it was debatable whether or not the legal theory in question was “fairly encompassed within the parties’ briefs” submitted prior to its August 2007 decision; however,  “[t]o assure fairness, and ‘[t]o afford the parties all benefit of the doubt’ . . . we invite the parties to submit supplemental briefs limited to argument . . .” concerning (i) whether the legal theory used by the Court to arrive at its earlier decision may be properly utilized in this particular case, and (ii) if not, what legal theory should be used to determine the damages that may be awarded to Miller.  The supplemental briefs were filed by both parties with the Appellate Court on October 31, 2007.

The Company continues to believe that it will not incur any material liability to Miller in this case.  However, due to the relatively novel legal issues involved, it is not possible to predict, with certainty, how the Appellate Court will ultimately rule.

ITEM 1A.	RISK FACTORS

There were no material changes in the risk factors that were disclosed under the caption “Risk Factors” in Part IA of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, except as may otherwise be set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

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

COLLECTORS UNIVERSE, INC.

Date: November 8, 2007	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 8, 2007	/s/ JOSEPH J. WALLACE
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