Form 10-Q
period 2007-12-31
COLLECTORS UNIVERSE INC
filed 2008-02-11
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2008
Common Stock $.001 Par Value	8,562,871

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2007 and the Six Months Ended December 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Forward Looking Information	20
	Our Business	21
	Overview of Results of Operations for the Three and Six months Ended December 31, 2007	22
	Factors That Can Affect Our Financial Position and Operating Results	22
	Critical Accounting Policies and Estimates	24
	Results of Operation–For the Three and Six Months Ended December 31, 2007 Versus the Three and Six Months Ended December 31, 2006	25
	Liquidity and Capital Resources	31
	Risks and Uncertainties That Could Affect Our Future Financial Performance	32

Item 2A.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 3	Controls and Procedures	35

PART II	Other Information
Item 1	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Securities and Use of Proceeds	36
Item 3	Submission on Matters to a Vote of the Security Holders	36
Item 6.	Exhibits	37

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS
Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,279	$42,386
Accounts receivable, net of allowance of $77 at December 31, 2007 and $60 at June 30, 2007	2,337	1,276
Refundable income taxes	1,220	1,220
Inventories, net	527	442
Prepaid expenses and other current assets	1,499	1,060
Customer notes receivable, net of allowance of $25 at December 31, 2007 and $23 at June 30, 2007	3,464	2,536
Net deferred income tax asset	2,346	1,020
Receivables from sale of net assets of discontinued operations	92	92
Total current assets	43,764	50,032

Property and equipment, net	4,402	4,081
Goodwill	13,041	12,884
Intangible assets, net	10,170	10,365
Note receivable from sale of discontinued operation	183	229
Other assets	509	510
	$72,069	$78,101
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$658	$1,435
Accrued liabilities	2,549	2,154
Accrued compensation and benefits	1,424	1,988
Income taxes payable	292	14
Deferred revenue	2,088	2,233
Current liabilities of discontinued operations held for sale	26	-
Total current liabilities	7,037	7,824

Deferred rent	451	477
Other long-term liabilities	40	40
Net deferred income tax liability	1,013	869
Commitments and contingencies	-	-
p Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; outstanding 8,554 at December 31, 2007 and 8,496 at June 30, 2007	9	9
Additional paid-in capital	77,360	76,737
Accumulated deficit	(13,841)	(7,855)
Total stockholders' equity	63,528	68,891
	$72,069	$78,101
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues:
Grading, authentication and related services	$9,148	$8,715	$19,882	$18,561
Product sales	816	78	907	130
	9,964	8,793	20,789	18,691
Cost of revenues:
Grading, authentication and related services	6,004	4,298	11,176	8,623
Product sales	793	69	821	100
	6,797	4,367	11,997	8,723
Gross profit	3,167	4,426	8,792	9,968
Operating expenses:
Selling and marketing expenses	1,861	1,433	3,879	2,695
General and administrative expenses	3,729	3,681	7,677	7,660
Amortization of intangible assets	286	187	556	358
Total operating expenses	5,876	5,301	12,112	10,713
Operating loss	(2,709)	(875)	(3,320)	(745)
Interest income, net	296	546	740	1,113
Other income	2	2	3	6
Income (loss) before income taxes	(2,411)	(327)	(2,577)	374
Provision (benefit) for income taxes	(962)	(147)	(1,028)	171
Income (loss) from continuing operations	(1,449)	(180)	(1,549)	203
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	6	80	(4)	91
Net income (loss)	$(1,443)	$(100)	$(1,553)	$294

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.01
Net income (loss)	$(0.17)	$(0.01)	$(0.18)	$0.03

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.01
Net income (loss)	$(0.17)	$(0.01)	$(0.18)	$0.03

Weighted average shares outstanding:
Basic	8,491	8,309	8,477	8,328
Diluted	8,491	8,309	8,477	8,631
Dividends declared per common share	$0.25	$0.08	$0.50	$0.16

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566
Exercise of stock options	47	-	243	-	-	-	243
Stock-based compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid to common stockholders	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	8	76,909	(3,990)	(125)	(1,021)	71,906

Exercise of stock options	161	1	275	-	-	-	276
Stock-based compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.40 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	9	76,737	(7,855)	-	-	68,891
Cumulative effect of adoption of FIN 48 (see note 8)	-	-	-	(170)	-	-	(170)
Exercise of stock options	37	-	111	-	-	-	111
Stock-based compensation expense	21	-	512	-	-	-	512
Dividends paid ($0.50 per share)	-	-	-	(4,263)	-	-	(4,263)
Net loss	-	-	-	(1,553)	-	-	(1,553)
Balance at December 31, 2007	8,554	$9	$77,360	$(13,841)	-	$-	$63,528

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,553)	$294
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,164	852
Stock-based compensation expense	512	420
Tax benefit from exercising of stock options	-	7
Provision for bad debts and credit	19	34
Gain on sale of property and equipment	(1)	-
Provision for inventory write down	10	3
Interest on notes receivable	(6)	-
Discontinued operations	4	(91)
Deferred income taxes	(963)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	191
Inventories	(95)	(31)
Prepaid expenses and other current assets	(438)	(276)
Income taxes payable	4	(584)
Other assets	(7)	(66)
Accounts payable	(777)	(49)
Accrued liabilities	396	155
Deferred rent and other long-term liabilities	(26)	89
Accrued compensation and benefits	(564)	21
Deferred revenue	(145)	324
Net cash (used in) provided by operating activities	$(3,543)	$1,283
Net cash provided by operating activities of discontinued businesses	22	23

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(983)	(1,973)
Proceeds from sale of property and equipment	63	-
Advances on customer notes receivable	(3,501)	(2,626)
Proceeds from customer notes receivable	2,578	4,380
Purchase of businesses, net of cash acquired	-	(6,289)
Purchase of patents and other intangible assets	(20)	(343)
Capitalized software	(615)	(777)
Cash received on sale of discontinued businesses	44	177
Net cash used in investing activities	(2,434)	(7,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	111	36
Payments for retirement of common stock	-	(949)
Dividends paid to common stockholders	(4,263)	(1,333)
Net cash used in financing activities	(4,152)	(2,246)

Net decrease in cash and cash equivalents	(10,107)	(8,391)
Cash and cash equivalents at beginning of period	42,386	52,110
Cash and cash equivalents at end of period	$32,279	$43,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9	$11
Income taxes paid	$-	$863

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED):
Effective July 1, 2006, the Company acquired Expos Unlimited, LLC in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(385)
Intangible assets	-	1,810
Goodwill	-	1,001
Purchase price, net of $49 cash acquired	$-	$2,426

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. (AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$2	$(42)
Deferred tax liability recognized at acquisition	110	(1,205)
Intangible assets	(274)	3,030
Goodwill	162	2,083
Purchase price, net of $81 cash acquired	$-	$3,866

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”).  At December 31, 2007, such operating subsidiaries were Professional Coin Grading Services, Inc., Collectors Finance Corporation, Certified Asset Exchange, Inc., Gem Certification and Assurance Lab, Inc., Expos Unlimited, Inc., and American Gemological Laboratories, Inc., all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

In the first quarter of fiscal 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
Expos Unlimited, LLC	July 1, 2006	$2.5 million
American Gemological Laboratories, Inc.	August 18, 2006	$3.9 million

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC.  Amounts related to disclosure of June 30, 2007 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that  Annual Report on Form 10-K.

Reclassifications

              Certain prior period amounts have been reclassified to conform to the current period presentation.  On the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006, net cash inflow of $1,754,000 from advances to and cash collections from customer notes receivable have been reclassified from cash flows from operating activities to cash flows from investing activities, and shown separately as advances on customer notes receivable and proceeds from customer notes receivables in the amounts of $2,626,000 as a cash outflow and $4,380,000 as a cash inflow, respectively.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, diamonds, colored gemstones and stamps.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record authentication and grading revenues at the time the item is shipped back to the customer.  With the acquisition of Expos, the Company recognizes revenues earned from the promotion, managing and operation of collectibles conventions in the period that the conventions take place.  Many of our customers pay us subscription fees for membership in our Collectors Club, which entitles the member access to our on-line and printed publications, and certain members are entitled to a voucher for free grading services.  We record revenue for this multi-element arrangement by recognizing approximately 60% of the subscription fee, which represents the portion of the fee allocated to the grading services provided to members, in the month following the membership purchase.  The balance of the membership purchase price is recognized as revenue over the life of the membership, which ranges from one to two years and represents the portion of the fee allocated to the on-line and printed publication services made available to members.  We evaluate at least semi-annually the percentage factors used to allocate the subscription fee between the grading and the publication services provided under this membership service.

During the three and six months ended December 31, 2007, sales of products to customers, of approximately $816,000 and $907,000, respectively, and related costs of product sold are presented separately from net revenues from grading, authentication and related services and related cost of revenues in the Condensed Consolidated Statements of Operations.  The products sold consisted primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty. In the Statements of Operations contained in our Annual Report for the fiscal year ended June 30, 2007 and in our Quarterly Report on Form 10-Q for the three months ended September 30, 2007, we presented such revenues as part of net revenues from grading, authentication and related services, as the amounts were considered immaterial for separate disclosure.  Product sales for the three and six months ended December 31, 2006 were approximately $78,000 and $130,000, respectively.  Product sales are attributable to our sales of collectible inventory acquired in connection with our warranty program.  We recognize product sales when items are shipped and all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.  Examples of such estimates that could be material to the Condensed Consolidated Financial Statements include capitalized software, the valuation of stock awards, the amount of goodwill and the existence or non-existence of goodwill impairments, warranty reserves and income tax provisions.  Each of these estimates are discussed in more detail in notes 1 and 8 to the Condensed Consolidated Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During the three and six months ended December 31, 2007, $1,000 was recognized as impairment of long-lived assets and was classified as part of general and administrative expense on the Condensed Consolidated Statements of Operations for that six month period ended December 31, 2007.  There was no such impairment expense recognized in the three and six months ended December 31, 2006.

Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31, (in thousands)		Six Months Ended December 31, (in thousands)
Included in:	2007	2006	2007	2006
Cost of revenues	$61	$76	$122	$152
Selling and marketing expenses(1)	-	2	(7)	3
General and administrative expenses(2)	205	142	397	265
Pre-tax stock-based compensation expense	$266	$220	$512	$420

(1)	Includes $8,000 related to a forfeiture of stock options during the six months ended December 31, 2007.

(2)
Includes $85,000 and $167,000 in the three and six months ended December 31, 2007, respectively, and $35,000 and $38,000 in the three and six months ended December 31, 2006, respectively, for amortization of compensation expense related to issuance of restricted stock.

For the six months ended December 31, 2007 and 2006, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 9% and 10.5%, respectively.

Options to purchase 30,200 shares of common stock were granted during the three months ended December 31, 2007; whereas, options to purchase a total of 22,000 shares of common stock were granted during three months ended December 31, 2006.  The Company used the Black-Scholes option pricing model and the assumptions set forth in the following table to determine the fair values of the options granted.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Dividend yield	6.9%	2.4%	6.9%	2.3%
Expected volatility	48.4%	52.0%	48.4%	51.5%
Risk-free interest rate	3.9%	4.5%	3.9%	4.6%
Expected term	6.0 yrs.	5.1 yrs.	6.0 yrs.	5.1 yrs.

The following table presents information relative to the stock options outstanding under all equity incentive plans as of and for the six months ended December 31, 2007. The closing price of our common stock as of December 31, 2007 was $12.30 and $15.29 at June 30, 2007.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	912,000	$12.98	6.4 yrs.	$3,280,000
Granted	30,000	$14.50	-	-
Exercised	(37,000)	$5.10	-	-
Forfeited or cancelled	(18,000)	$14.53	-	-
Outstanding at December 31, 2007	887,000	$13.33	6.0 yrs.	$1,507,000
Exercisable at December 31, 2007	640,000	$13.08	5.5 yrs.	$1,468,000
Unvested at December 31, 2007	247,000	$13.96	7.5 yrs.	$39,000
Expected to vest at December 31, 2007	216,000	$13.97	7.5 yrs.	$36,000

The weighted average grant-date fair value of options, determined using the Black-Scholes option pricing model, granted during the three months ended December 31, 2007 and 2006 were $3.80 and $5.66, respectively.  The aggregate intrinsic values of the options exercised during the six months ended December 31, 2007 and 2006 were $381,000 and $69,000, respectively.

The 216,000 options that were expected to vest at December 31, 2007 are based on the current forfeiture rate of 9% and the remaining vesting terms of the 247,000 unvested options at December 31, 2007.

During the six months ended December 31, 2007, approximately 45,000 options were vested with an aggregate fair value of approximately $364,000.  During the six months ended December 31, 2006, approximately 54,000 options were vested with an aggregate fair value of approximately $348,000.

The following table presents the non-vested status of the restricted shares for the six months ended December 31, 2007 and the weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2007	50,230	$13.68
Granted	21,359	14.12
Vested	(13,927)	13.60
Forfeited or Cancelled	-	-
Non-vested at December 31, 2007	57,662	$13.86

The following table sets forth total unrecognized compensation cost in the amount of $1,477,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012.  That amount and time periods do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2008	$490,000
2009	596,000
2010	256,000
2011	120,000
2012	15,000
$1,477,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At December 31, 2007, cash and cash equivalents, totaling approximately $32.3 million, were comprised primarily of money market funds.  At December 31, 2007, the Company had approximately $600,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At December 31, 2007 two customers accounted for approximately 46% of the total gross accounts receivable balance of $2,414,000 outstanding on that date; whereas, at June 30, 2007, one customer accounted for approximately 13% of total gross accounts receivable balances of $1,336,000 outstanding on that date.  Included in the gross accounts receivable balance at December 31, 2007 was $843,000 in connection with sales of product made in the second quarter of fiscal 2008.  The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $77,000 at December 31, 2007 and $60,000 at June 30, 2007.

Customer Notes Receivables.  At December 31, 2007, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers, totaled $3,464,000, net of a $25,000 allowance for uncollectible amounts, and two of those notes receivable represented 73% of the total principal amounts outstanding.  At June 30, 2007, two customers’ loan balances represented 68% of the total principal balances outstanding of $2,536,000.  During the six months ended December 31, 2007, the Company made short-term advances to and recorded cash collections from these two customers in the aggregate amounts of $2,144,000 and $828,000, respectively.  In total, the Company made short-term advances of $3,501,000 and recorded cash collections of $2,578,000 during the six months ended December 31, 2007.  The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances.  At December 31, 2007 and June 30, 2007, the allowance of $25,000 and $23,000, respectively, reflected a deficiency in collateral value securing the notes of one customer.  At June 30, 2007, the carrying value of an additional note receivable, issued in September 2006 to a customer and due in December 2007, was approximately $125,000, and approximately $3,000 and $6,000 were recorded as interest income in the three and six months ended December 31, 2007, respectively.  The note was paid in December 2007 in the amount of approximately $131,000.

Sources of Revenues.  The authentication, grading and sales of collectible coins accounted for approximately 56% of our net revenues for the three and six months ended December 31, 2007 and 56% of our net revenues for the three and six months ended December 31, 2006.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment has occurred.  Management evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the six months ended December 31, 2007, the Company completed its annual review of the carrying values of the goodwill and other indefinite-lived intangible assets acquired in the acquisitions of CoinFacts.com (Coinfacts), Certified Coin Exchange (CCE), Expos Unlimited (Expos), AGL and GCAL, including Gemprint, and concluded that no impairments had occurred at any of these reporting units.  Intangible assets with definite lives, acquired by acquisition, are subject to amortization over their remaining useful lives.

The following table sets forth, by “reporting unit” as defined by SFAS No. 142, the amounts classified as goodwill and intangible assets, net, on the Condensed Consolidated Balance Sheets as of June 30 and December 31, 2007 in thousands of dollars:

	Coins	GCAL including Gemprint	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2007	$515	$8,168	$2,083	$1,001	$1,117	$12,884
Purchase price adjustment since June 30, 2007:
CCE	-	-	-	-	(5)	(5)
AGL	-	-	162	-	-	162
Balance at December 31, 2007	$515	$8,168	$2,245	$1,001	$1,112	$13,041

Intangible Assets, Net:
Balance at June 30, 2007	$412	$4,013	$2,916	$1,700	$1,324	$10,365
Capitalized software costs	54	150	-	-	411	615
CDE software license	-	20	-	-	-	20
AGL reference set	-	-	(274)	-	-	(274)
Less: amortization for six months ended December 31, 2007	(81)	(260)	(57)	(55)	(103)	(556)
Balance at December 31, 2007	$385	$3,923	$2,585	$1,645	$1,632	$10,170

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Condensed Consolidated Balance Sheets is estimated at December 31, 2007, to be as follows:

2008 (for Q3-Q4)	$656,000
2009	$1,406,000
2010	$1,228,000
2011	$780,000
2012	$560,000

Approximately $9.6 million of the $13.0 million classified as goodwill on the Condensed Consolidated Balance Sheets at December 31, 2007 is amortizable and deductible for tax purposes over a period of 15 years.

Stock Buyback

During the three and six months ended December 31, 2006, the Company repurchased a total of 45,400 and 72,517 shares, respectively, of its common stock in the open market and, as a result, recorded a reduction of additional paid-in capital in the amounts of approximately $571,000 and $ 949,000, respectively.  There were no share repurchases in the six-month period ended December 31, 2007.

Dividends

During the six months ended December 31, 2007, the Company paid a quarterly cash dividend of $0.25 per common share, in each of the first and second quarters, aggregating approximately $4,263,000.  During the six months ended December 31, 2006, quarterly dividends of $0.08 per common share, aggregating approximately $1,333,000 were paid.

Capitalized Software

Through December 31, 2007, the Company has capitalized an aggregate of approximately $2,053,000 of software development costs, net of accumulated amortization of approximately $465,000, in accordance with Statement of Position (“SOP”) 98-1.  Approximately $254,000 and $615,000 of such costs were capitalized during the three and six month periods ended December 31, 2007, respectively, and $135,000 and $260,000 were recognized as amortization expense during the same respective periods.  During the three and six month periods ended December 31, 2006, approximately $383,000 and $777,000 of software development costs were capitalized, respectively, and approximately $13,000 and $27,000 were recognized as amortization expense, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.  Management believes that no such impairments have occurred.

Warranty Costs

We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include in our inventory the re-graded estimated value of the item.  We offer a similar limited warranty of two years duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  Through September 30, 2007 our reserves have proved to be adequate.  However, we became aware of certain significant warranty claims in the second quarter and early in the third quarter of fiscal 2008, such that we have re-evaluated the adequacy of our warranty reserve at December 31, 2007 and have recognized an expense of $822,000 included as part of the costs of grading, authentication and related services revenues in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007.  Increased claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (Revised).  This standard will replace SFAS No. 141, Business Combinations, but will retain the fundamental requirements in Statement 141 that the acquisition method (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  Changes being made by Statement 141(R) to previously issued authoritative guidance include requiring that: (i) assets and liabilities arising from contingencies be recognized at fair value as of the date of the acquisition as opposed to future periods when, or if, any or all of the contingencies may be resolved, (ii) certain pre-acquisition related costs (such as those that were previously accounted for as part of the acquisition) be accounted for outside of the acquisition, and (iii) tangible and intangible assets acquired at the time of the acquisition related to in-process research and development be accounted for as an asset and carried at fair value at the time of the acquisition and subject to impairment testing.  SFAS No. 141(R) will apply to all business combinations for which the acquisition date occurs after the beginning of the first reporting period following December 15, 2008.  Earlier adoption is prohibited.  Statement 141(R) has no impact on recent acquisitions completed by the Company.

               In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, usually referred to as minority interests and for the deconsolidation of such subsidiaries.  This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Statement 160 has no impact on the Company, as all of our subsidiaries are wholly-owned by us.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109 that supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments.  SAB No. 105 stated that, in the view of the SEC Staff, when measuring the fair value of a derivative loan commitment, it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan.  This SAB supersedes SAB No. 105 and expresses the current view of the SEC Staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 has no impact on the Company’s operations or financial results of operations.

On December 21, 2007, the SEC issued SAB No. 110 in which the SEC updated its position in SAB 107 concerning the use of a “simplified” method to calculate the expected term used in the determination of the fair value of a stock option using the Black-Scholes-Merton closed-form model.  Under SAB No. 107, the SEC had limited the use of the “simplified” approach until December 31, 2007 under the assumption that registrants would be able to develop adequate factual histories instead of relying upon a simplified approach. Under SAB No. 110, use of the simplified approach is permitted beyond December 31, 2007 under certain circumstances.  SAB No. 110 has no impact on our determination of the expected term assumption used in the Black-Scholes-Merton model.

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

On August 18, 2006, the Company acquired all the common stock of American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  The Company prepared a preliminary purchase price allocation based on the AGL acquisition price of $3,500,000, plus additional costs and assumed obligations aggregating approximately $447,000.  The Company preliminarily allocated $500,000 of the purchase price as the fair value of AGL’s colored gemstone reference set in the Condensed Consolidated Balance Sheet at June 30, 2007.  During the three months ended December 31, 2007, the Company completed the valuation of the reference set at $226,000 and reclassified the difference of $274,000 from intangible assets to goodwill at December 31, 2007.  This adjustment and a related deferred tax liability reduction of $112,000 (which also resulted in a corresponding reduction of goodwill) increased the carrying value of goodwill, on a net basis, from $2,083,000 at June 30, 2007 to $2,245,000 at December 31, 2007.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

The proforma statements of operations that are set forth in the following table are prepared assuming that the AGL and Expos acquisitions had occurred on July 1, 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$9,964	$8,793	$20,789	$18,768
Operating loss	(2,709)	(875)	(3,320)	(745)
Interest income, net	296	546	740	1,113
Other income	2	2	3	6
Income (loss) before provision (benefit) for income taxes	(2,411)	(327)	(2,577)	374
Provision (benefit) for income taxes	(962)	(147)	(1,028)	171
Income (loss) from continuing operations	(1,449)	(180)	(1,549)	203
Income from discontinued operations	6	80	(4)	91
Net income (loss)	$(1,443)	$(100)	$(1,553)	$294

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income (loss)	$(0.17)	$(0.01)	$(0.18)	$0.03

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income (loss)	$(0.17)	$(0.01)	$(0.18)	$0.03

   3.          CASH AND CASH EQUIVALENTS

At June 30 and December 31, 2007, cash and cash equivalents consisted of approximately $42.4 million and $32.3 million, respectively, invested primarily in money market funds. During the first and second quarters of fiscal 2008, the Company invested its excess cash into a short-term, high-grade tax-free municipal fund in compliance with the Company’s established investment policies with approximately $30.9 million invested at December 31, 2007. Under the Company’s investment policies, the minimum credit quality of a portfolio of trading securities must be rated no less than single-A long-term or A1/P1 short-term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	December 31,	June 30,
	2007	2007
Coins	$345	$253
Other collectibles	29	33
Grading raw materials consumable inventory	254	247
	628	533
Less inventory reserve	(101)	(91)
Inventories, net	$527	$442

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	December 31,	June 30,
	2007	2007
Coins and stamp grading reference sets	$617	$222
Computer hardware and equipment	1,759	1,664
Computer software	1,035	1,027
Equipment	3,670	3,366
Furniture and office equipment	1,102	1,064
Leasehold improvements	1,535	1,452
Trading card reference library	52	52
	9,770	8,847
Less accumulated depreciation and amortization	(5,368)	(4,766)
Property and equipment, net	$4,402	$4,081

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	December 31,	June 30,
	2007	2007
Warranty costs	$1,432	$735
Professional fees	132	183
Other	985	1,236
	$2,549	$2,154

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2007 and 2006:
	(in thousands)
	Six Months Ended December 31,	Six Months Ended December 31,
	2007	2006
Warranty reserve, beginning of period	$735	$710
Charged to cost of revenue	1,008	190
Payments	(311)	(196)
Warranty reserve, end of period	$1,432	$704

7.	DISCONTINUED OPERATIONS

As previously disclosed, on December 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

The operating results of the discontinued collectible sales businesses that are included in the accompanying Condensed Consolidated Statements of Operations, are as follows:

	(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues	$13	$46	$17	$49
Income (loss) before income tax expense (benefit)	10	30	(6)	41
Gain on sale of discontinued businesses	-	144	-	151
	10	174	(6)	192
Income tax expense (benefit)	4	94	(2)	101
Net income (loss) from discontinued operations	$6	$80	$(4)	$91

The gains realized on sales of discontinued businesses in the three and six-month periods ended December 31, 2006 related to contingent consideration that became determinable in those periods.

8.	INCOME TAXES

                 The income tax benefit was provided for at the rate of 40% for the three and six month periods ended December 31, 2007.  The income tax expense was provided at 46% in the three and six months ended December 31, 2006.  The decreased effective tax rate for the three and six months ended December 31, 2007, as compared to the same three and six-month periods in 2006, reflects an anticipated favorable tax impact in fiscal year 2008 due to the Company’s decision in the first quarter of 2008 to invest approximately $32.6 million in a tax-free municipal money-market fund, of which $30.9 million was still invested in that fund at December 31, 2007.  Following the adoption of SFAS No. 123(R) in fiscal 2006, the recognition of stock-based compensation has had a generally adverse effect on the effective tax rates due to the non-deductibility of certain stock-based compensation expense.

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) effective July 1, 2007.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our Statements of Operations.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption and reported as a change in accounting principle, if material. During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease to deferred tax liabilities of $109,000 and such adjustments are included in the Condensed Consolidated Balance Sheets as of December 31, 2007.

Interest and penalties totaled $101,000 as of the date of adoption of FIN 48 and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During the six month period following the adoption of FIN 48, we have recorded approximately $7,500 in interest and penalties as components of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2004 through June 30, 2007 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2007.  The Company has no income tax audits in progress, at present.

9.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share for the three and six-month periods ended December 31, 2007 and 2006, respectively, are computed as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(1,449)	$(180)	$(1,549)	$203
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	6	80	(4)	91
Net income (loss)	$(1,443)	$(100)	$(1,553)	$294

NET INCOME (LOSS) PER SHARE – BASIC:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.01
Total	$(0.17)	$(0.01)	$(0.18)	$0.03

NET INCOME (LOSS) PER SHARE – DILUTED:
Income (loss) from continuing operations	$(0.17)	$(0.02)	$(0.18)	$0.02
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.01
Total	$(0.17)	$(0.01)	$(0.18)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,491	8,309	8,477	8,328
Effect of dilutive shares	-	-	-	303
Diluted	8,491	8,309	8,477	8,631

    Options and warrants to purchase approximately 716,000 and 692,000 shares of common stock outstanding during the three and six months ended December 31, 2006, respectively, at exercise prices of up to $24 per share, were not included in the computation of diluted income (loss) per share because their exercise prices were greater than the average market price for the respective periods.  For the three and six months ended December 31, 2007, options and warrants to purchase 1,031,000 and 1,035,000 shares of common stock, respectively, were excluded from the computation of diluted earnings as they would have been anti-dilutive in the calculation of diluted earnings per share.

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

For our continuing operations, we operate principally in four reportable service segments: coins, sportscards, jewelry and other high-end collectibles.  Services provided by these segments include authentication, grading, publication advertising and subscription-based revenues.  The other collectibles segment is comprised of autographs, stamps, currency, the CCE subscription business and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three and six month periods ended December 31, 2007 and 2006. Net identifiable assets are provided by business segment as of December 31, 2007 and June 30, 2007. All of our sales and identifiable assets are located in the United States.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenues from external customers
Coins	$5,527	$4,896	$11,565	$10,486
Sportscards	2,192	2,099	4,484	4,350
Jewelry	534	426	914	667
Other	1,711	1,372	3,826	3,188
Total revenue	$9,964	$8,793	$20,789	$18,691
Amortization and depreciation
Coins	$62	$36	$119	$76
Sportscards	24	21	47	42
Jewelry	322	179	635	287
Other	97	147	196	287
Total	505	383	997	692
Unallocated amortization and depreciation	84	79	167	160
Consolidated amortization and depreciation	$589	$462	$1,164	$852
Stock-based compensation
Coins	$33	$55	$67	$113
Sportscards	5	4	9	20
Jewelry	3	1	6	2
Other	29	25	58	52
Total	70	85	140	187
Unallocated stock-based compensation	196	135	372	233
Consolidated stock-based compensation	$266	$220	$512	$420
Operating income (loss) before unallocated expenses
Coins	$457	$1,738	$2,941	$4,121
Sportscards	424	314	942	752
Jewelry	(1,882)	(901)	(3,691)	(1,542)
Other	13	(126)	322	147
Total	(988)	1,025	514	3,478
Unallocated operating expenses	(1,721)	(1,900)	(3,834)	(4,223)
Consolidated operating loss	$(2,709)	$(875)	$(3,320)	$(745)

	At December 31	At June 30,
Identifiable Assets	2007	2007
Coins	$3,930	$2,622
Sportscards	732	582
Jewelry	20,527	20,453
Other	8,815	7,866
Total	34,004	31,523
Unallocated assets	38,065	46,578
Consolidated assets	$72,069	$78,101

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, which has been extended to March 31, 2008.  That agreement permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria.  Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral).  At June 30, 2007 and December 31, 2007, the amount outstanding under this line of credit was $0.  On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year.  The Company was in compliance or received waivers for all covenants at December 31, 2007.

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

On February 1, 2008, following the review of supplemental briefs filed by the parties, the three-judge Appellate Court ruled unanimously in favor of the Company, holding once again that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used; (ii) Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company and (iii) in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

The Appellate Court’s decision becomes final in 30 days.  During that period, Miller could petition the Appellate Court to reconsider its decision.  If the Appellate Court's decision does become final at the end of that 30-day period, Miller will then have a period of 10 days within which to file a petition for review by the California Supreme Court.

Based on the Appellate Court’s ruling, the Company believes that, if Miller files a new trial, the Company will not incur any material liability to Miller in such a trial.

13.	SUBSEQUENT EVENT

On January 30, 2008, we declared our third quarter fiscal 2008 cash dividend in the amount of $0.25 per share of common stock to be paid on March 3, 2008 stockholders of record as of February 18, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2007.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance.  We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K or any other prior filings with the SEC.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of Collectors Club membership subscriptions; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; (v) interest income earned on loans made by our dealer financing business; and (vi) the collectibles trade show conventions that we conduct.  On an on-going basis, we also generate revenue from the sale of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty policy.  Sales of such coins occur on a regular basis and are typically immaterial in value and such product sales are not considered integral to our on-going revenue generating activities.  However, in the three months ended December 31, 2007, the Company purchased approximately $796,000 of spotted gold coins under our warranty policy and disposed of the majority of those coins in the same three month period at a loss of approximately $29,000.  Such loss was accounted for as a reduction in our warranty reserve.  Revenue from the sale of such coins and the related costs were classified as part of product revenues and product cost of goods sold in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and the related receivables are included in accounts receivables at December 31, 2007 in the Condensed Consolidated Balance sheet.

Recent Business Acquisitions. Effective July 1, 2006, for an aggregate cash purchase price of $2,475,000, we acquired Expos Unlimited LLC (“Expos”), which is engaged in the business of owning and conducting collectibles trade shows and conventions.  Depending on the future revenues of Expos, the Company may become obligated to make additional payments to Expos’ former owners of up to an aggregate of $750,000 in July 2011.  Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually.  At both the Long Beach and Santa Clara Expos, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest.

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

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition

Discontinued Operations.  As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.  All of the remaining assets of the collectibles auction and sales businesses were either liquidated prior to or fully reserved for on our balance sheets at June 30, 2007.  At December 31, 2007, an accrued expense in the amount of $26,000 was recorded related to an estimated state sales tax liability of our former auction business.

Overview of Results of Operation for the Three and Six Months Ended December 31, 2007

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.2%	49.7%	57.7%	46.7%
Gross profit	31.8%	50.3%	42.3%	53.3%
Operating expenses:
Selling and marketing expenses	18.7%	16.3%	18.7%	14.4%
General and administrative expenses	37.4%	41.9%	36.9%	41.0%
Amortization of intangibles	2.9%	2.1%	2.7%	1.9%
Total operating expenses	59.0%	60.3%	58.3%	57.3%
Operating loss	(27.2%)	(10.0%)	(16.0%)	(4.0%)
Interest income, net	3.0%	6.3%	3.6%	6.0%
Other income	0.0%	0.0%	0.0%	0.0%
Income (loss) before provision (benefit) for income taxes	(24.2%)	(3.7%)	(12.4%)	2.0%
Provision (benefit) for income taxes	(9.6%)	(1.7%)	(5.0%)	0.9%
Income (loss) from continuing operations	(14.6%)	(2.0%)	(7.4%)	1.1%
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	0.1%	0.9%	(0.1%)	0.5%
Net income (loss)	(14.5%)	(1.1%)	(7.5%)	1.6%

Our service revenues, which consist primarily of grading and authentication and related revenues, increased by $433,000 (5.0%) and $1,321,000 (7.1%) in the three and six months ended December 31, 2007, respectively, compared to the same respective periods of the prior fiscal year.  Those increases were primarily the result of (i) increases of $225,000 (3.0%) and $881,000 (5.6%), in authentication and grading service fees and (ii) increases of $208,000 (16.5%) and $440,000 (15.8%) in other service related revenues, in the three and six months ended December 31, 2007, respectively, compared to the same respective periods of the prior year. Also contributing to the increases in revenues in the three and six months ended December 31, 2007 were increases of $738,000 and $777,000, respectively, in revenues from sales of collectible coins acquired by us under our grading warranty program.

However, notwithstanding those revenue increases, we incurred operating losses of $2,709,000 and $3,320,000 in the three and six month periods ended December 31, 2007, as compared to operating losses of $875,000 and $745,000 in the same three month and six month periods ended December 31, 2006.  Those losses were primarily attributable to (i) increased operating losses of $981,000 and $2,149,000 for the three and six months ended December 31, 2007 incurred by the Company’s diamond and colored gemstones operations, as we continued to invest in and develop those businesses, including higher selling and marketing costs in support of developing our brand names and extending our service offerings in the jewelry markets and (ii) increased warranty costs of $822,000 recognized in the three months ended December 31, 2007.  These, as well as other factors affecting our operating results in the three and six months ended December 31, 2007 are described in more detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our revenues are comprised of (i) fees generated by the authentication and grading of high-value collectibles, and other high value assets consisting of diamonds and colored gemstones, and (ii) to a lesser extent, revenues from sales of collectibles club memberships; advertising space on our websites and in printed publications and collectibles price guides; subscriptions primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; interest income earned from advances made by our dealer financing business, revenues earned from the sale of collectibles that are purchased under our warranty program and fees earned from the management, operation and promotion of collectibles trade shows and conventions.

Our authentication and grading revenues, which accounted for approximately 77% and 80% of our total net revenues in the three and six months ended December 31, 2007, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Five of our coin authentication and grading customers accounted for approximately 10% of our total net revenues in the six months ended December 31, 2007, as compared to 14% in year ended June 30, 2007.  As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect the profitability of our grading and authentication operations.  Our revenues are also impacted by the level of submissions and revenue earned from submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur around the time of the show, which affects the volume of coin transactions at the shows and which, in turn, affects the volume of submissions to us for on-site grading and same-day turn-around.

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

Impact of Economic Conditions on Financial Performance.  We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets.  Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the gold and other precious metals markets and the stock markets.  These conditions primarily affect the volume of purchases and sales of collectibles and high value assets which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, usually result in increases in submissions of collectibles for our services.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, usually decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following tables provide information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three and six months ended December 31, 2007 and 2006 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2007		2006		2007		2006
Coins	292,800	42.3%	281,400	43.0%	$246,840	57.9%	$322,673	78.9%
Sportscards	313,000	45.3%	295,600	45.1%	19,402	4.5%	21,568	5.3%
Autographs	50,000	7.2%	43,800	6.7%	6,159	1.4%	4,152	1.0%
Stamps	11,700	1.7%	18,000	2.7%	8,928	2.1%	2,296	0.5%
Currency	10,800	1.6%	7,200	1.1%	13,487	3.2%	7,453	1.8%
Diamonds	12,000	1.7%	9,000	1.4%	115,418	27.1%	33,924	8.3%
Colored Gemstones*	1,100	0.2%	200	-	16,066	3.8%	17,042	4.2%
Total	691,400	100.0%	655,200	100.0%	$426,300	100.0%	$409,108	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2007		2006		2007		2006
Coins	659,900	44.6%	762,700	50.2%	$711,762	73.2%	$787,595	82.5%
Sportscards	651,500	44.0%	617,100	40.6%	41,997	4.3%	44,163	4.6%
Autographs	94,800	6.4%	78,000	5.1%	16,634	1.7%	14,626	1.5%
Stamps	31,400	2.1%	30,300	2.0%	11,987	1.2%	5,356	0.6%
Currency	21,800	1.5%	16,300	1.1%	21,929	2.3%	15,895	1.7%
Diamonds	19,700	1.3%	15,000	1.0%	138,627	14.3%	57,134	6.0%
Colored Gemstones*	2,000	0.1%	300	-	29,210	3.0%	30,187	3.1%
Total	1,481,100	100.0%	1,519,700	100.0%	$972,146	100.0%	$954,956	100.0%

*      We began offering colored gemstones grading and authentication services in late August 2006.

Critical Accounting Policies and Estimates

With the exception of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), as described in note 8 of the Notes to Condensed Consolidated Financial Statements, and an updated Grading Warranty Costs policy that is summarized below, we reaffirm our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2007 and readers of this report are urged to read that Section of that Annual Report for a fuller understanding of our critical accounting policies and estimates.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48.  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits comprising that asset.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our Statements of Operations.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease in deferred tax liabilities of $109,000 and such adjustments are reflected in the Condensed Consolidated Balance Sheets as of December 31, 2007.  Interest and penalties totaled $101,000 as of July 1, 2007, the date of the adoption of FIN 48, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During the six month period following the adoption of FIN 48, we have recorded approximately $7,500 in interest and penalties as components of income tax expense.

Grading Warranty Costs.  We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include the purchased item in our inventory at the re-graded estimated value of the item.  We offer a similar limited warranty of two years duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  Through September 30, 2007, our warranty reserves have proved to be adequate.  However, we became aware of certain significant warranty claims in the second quarter and early in the third quarter of the current fiscal year, such that we have re-evaluated the adequacy of our warranty reserve at December 31, 2007 and have recognized an additional expense of $822,000 in the second quarter of fiscal 2008.  Increased claims experience under our warranty program can result in additional warranty accruals in anticipation of these claims and, as a result, could have a materially adverse impact on our future operations and financial results of operations. The Company will increase its warranty accrual rate in future periods to reflect this higher warranty claims experience.

Results of Operations – Three and Six Months Ended December 31, 2007 versus the Three and Six Months Ended December 31, 2006

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles and high-value assets, including coins, sportscards, autographs, stamps and currency and for high-value assets, diamonds and colored gemstones. To a lesser extent, we also generate revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; interest earned from our CFC dealer-financing business; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promotion and managing and operating collectibles trade shows and conventions.  Product revenues represent the sale, primarily of coins, that are purchased under the Company’s warranty policy.  Such product revenues are not an integral part of the Company’s on-going revenues generating activities.  Net revenues are determined net of discounts and allowances.  The following tables breakout total net revenues for the three and six months ended December 31, 2007 and 2006 between product revenues, grading and authentication services revenues, and other related services revenues:

	Three Months Ended December 31,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Product revenues	$816	8.2%	$78	0.9%	$738	946.2%
Grading and authentication service fees	7,680	77.1%	7,455	84.8%	225	3.0%
Other related services	1,468	14.7%	1,260	14.3%	208	16.5%
Total services	9,148	91.8%	8,715	99.1%	433	5.0%
Total net revenues	$9,964	100.0%	$8,793	100.0%	$1,171	13.3%

	Six Months Ended December 31,
	2007		2006		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Product revenues	$907	4.4%	$130	0.7%	$777	597.7%
Grading and authentication service fees	16,651	80.1%	15,770	84.4%	881	5.6%
Other related services	3,231	15.5%	2,791	14.9%	440	15.8%
Total services	19,882	95.6%	18,561	99.3%	1,321	7.1%
Total net revenues	$20,789	100.0%	$18,691	100.0%	$2,098	11.2%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007		2006		2007 vs. 2006
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(in thousands)
Product revenues	$816	8.2%	$78	0.9%	$738	946.2%	N/A	N/A
Coins	4,711	47.3%	4,818	54.8%	(107)	(2.2%)	11	4.1%
Sportscards	2,192	22.0%	2,099	23.9%	93	4.4%	17	5.9%
Other (1)	2,245	22.5%	1,798	20.4%	447	24.9%	8	9.5%
Net Revenues	$9,964	100.0%	$8,793	100.0%	$1,171	13.3%	36	5.5%

	Six Months Ended December 31,
	2007		2006		2007 vs. 2006
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(in thousands)
Product revenues	$907	4.4%	$130	0.7%	$777	597.7%	N/A	N/A
Coins	10,658	51.2%	10,356	55.4%	302	2.9%	(103)	(13.5)
Sportscards	4,484	21.6%	4,350	23.3%	134	3.1%	34	5.6%
Other (1)	4,740	22.8%	3,855	20.6%	885	23.0%	30	21.3%
Net Revenues	$20,789	100.0%	$18,691	100.0%	$2,098	11.2%	(39)	(2.5%)

(1)	Consists of autographs, stamps, currency, diamonds and colored gemstones, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

For the three and six months ended December 31, 2007, our net revenues increased by $1,171,000, or 13.3%, and by $2,098,000, or 11.2%, respectively, compared to the corresponding periods of the prior fiscal year.  The increase in net revenues in the three months ended December 31, 2007 was attributable to (i) an increase of $225,000, or 3.0%, in grading and authentication service fees, (ii) an increase of $208,000, or 16.5%, in other service related revenues, and (iii) an increase of $738,000 in revenues from sales of collectible coins acquired by us under our grading warranties.  The net revenue increase in the six months ended December 31, 2007 was attributable to (i) an increase of $881,000, or 5.6%, in authentication and grading service fees, (ii) an increase of $440,000, or 15.8%, in other service related revenues, and (iii) the increase of $777,000 in revenues from sales, made primarily in this year’s second quarter, of collectible coins acquired by us under our grading warranties.  As discussed above, the revenues from product sales are not considered to be an integral part of the Company’s primary revenue generating activities.  Therefore, excluding such product revenues, total service revenues increased by 5.0% and 7.1% in the three and six months ended December 31, 2007, respectively, compared to the same respective periods of the prior fiscal year.

The increases in grading and authentication fees in the three and six months ended December 31, 2007, compared to the same respective periods of fiscal 2007, were attributable to increases of $341,000, or 27.0% and $723,000 or 30.2%, in grading and authentication fees earned by our grading and authentication businesses, other than coins and sportscards, in the three and six months ended December 31, 2007, respectively.  Our coins grading and authentication fees decreased by $175,000, or 3.9%, in the three months ended December 31, 2007 and increased by $138,000, or 1.4%, for the six months ended December 31, 2007.  The decrease in our coin grading and authentication revenues in the three months ended December 31, 2007, was due to the fact that there was approximately 4,000 less units processed at coin trade shows in the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007, since there was one less coin trade show for our coin graders to attend in the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007.  With an average fee per unit from coin trade show services substantially higher than the average for the entire coin segment, this decline in units from coin trade shows was sufficient to cause this decrease in coin grading and authentication revenues in the second quarter.  Our sportscards grading and authentication fees increased by $59,000, or 3.3%, and $20,000, or 0.5%, in the three and six months ended December 31, 2007, respectively.

The increases in revenues from other related services in the three and six months ended December 31, 2007, compared to the same respective periods of the prior year, primarily related to increased advertising revenues earned on the Company’s coin and sportscards publications and increased web advertising earned by the Company’s CCE business in the three and six months ended December 31, 2007.

Gross Profit

Gross profit is calculated by subtracting the costs of revenues from net revenues.  Costs of revenues for grading and authentication revenues primarily consist of labor to grade and authenticate collectibles, production costs, credit cards fees, warranty expense and occupancy, and security and insurance costs that directly relate to providing authentication and grading services.  Costs of revenues also include printing and other direct costs incurred in support of our other related revenues.  For product revenues, the cost of revenues represents the carrying value of the inventory that we sold.  In addition, costs of revenues include stock-based compensation earned by employees whose compensation is classified as part of costs of revenues.  Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-products	$23,000	2.8%	$9,000	11.5%	$86,000	9.5%	30,000	23.1%
Gross profit-services	3,144,000	34.4%	4,417,000	50.7%	8,706,000	43.8%	9,938,000	53.5%
Gross profit-totals	$3,167,000	31.8%	$4,426,000	50.3%	$8,792,000	42.3%	9,968,000	53.3%

As indicated in the above table, our total gross profit margin declined from 50.3% and 53.3% in the three months and six months ended December 31, 2006, respectively, to 31.8% and 42.3% in the three and six months ended December 31, 2007, respectively.  Excluding the gross profit on product revenues for all periods, which are not an integral part of our core revenues generating activities, the gross profit margin for grading and authentication and other related services were 34.4% and 43.8% for the three and six months ended December 31, 2007, respectively, compared with 50.7% and 53.5% for the three and six months ended December 31, 2006, respectively.  These declines in our gross profit margins on service revenues primarily reflect declines in the gross profit margin generated on our coin business arising in the three months ended December 31, 2007 and in our diamonds and colored gemstones revenues in the three and six months ended December 31, 2007, compared to the same respective periods of the prior year.  The decline in our gross profit margin on coin grading and authentication submissions in the three months ended December 31, 2007 reflects (i) increased warranty costs of $822,000 recognized as a result of certain significant unexpected claims that arose in the third quarter of fiscal 2008, but accrued for during the second quarter; (ii) a decline in coin grading revenues at trade shows because there was one less trade show for our coin graders to attend in the second quarter of fiscal 2008, as compared to the same period of fiscal 2007 and (iii) an increase in personnel costs in support of our coin grading activities.  For our diamond grading business, the Company occupied additional space and increased capacity in the second quarter of fiscal 2006, resulting in higher level of fixed costs than in the three and six months ended December 31, 2007.  In the case of our colored gemstone grading business, which we acquired in August, 2006, we have added personnel to increase our grading capacity, as we focus attention on growing our colored gemstone grading business and launching additional colored gemstone grading services.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Selling and marketing expenses	$1,861,000	$1,433,000	$3,879,000	$2,695,000
Percent of net revenue	18.7%	16.3%	18.7%	14.4%

The increase in selling and marketing expenses, both in absolute dollars and as a percentage of net revenues, in the three and six months ended December 31, 2007, compared to the same respective periods of the prior fiscal year, was primarily related to increased selling and marketing costs attributable to the following: (i) increases of $362,000 and $794,000 in selling and marketing expenses in the three and six months ended December 31, 2007, respectively, for our diamond and colored gemstones grading businesses, as we invested in selling and marketing programs to promote these divisions and foster brand awareness, and thereby attract increased grading submissions; (ii) increases of $51,000 and $115,000 in selling and marketing expenses in the three and six months ended December 31, 2007, respectively, for our collectibles grading divisions reflecting expanded presence at tradeshows and business development activities, primarily for our autograph and currency authentication and grading revenues divisions, to generate increases in submissions to those divisions; and (iii) increased corporate marketing personnel costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
General and administrative expenses	$3,729,000	$3,681,000	$7,677,000	$7,660,000
Percent of net revenue	37.4%	41.9%	36.9%	41.0%

G&A expenses increased modestly in absolute dollars in the three and six months ended December 31, 2007, compared to the same respective periods last year.  The dollar increases in G&A expenses were primarily attributable to increased G&A expenses incurred by our colored gemstone business, reflecting our ownership of that business for the full three and six months ended December 31, 2007, compared with three months and four and a half months in the same respective periods of fiscal 2007, and were partially offset by decreases in legal costs and other outside services.  We acquired our colored gemstone business in August 2006.  Stock-based compensation costs included in G&A expenses for the three and six months ended December 31, 2007 were $205,000 and $397,000, respectively, for the three and six months ended December 31, 2007, as compared to $142,000 and $265,000 in the respective periods of the prior year, due primarily to the issuance, during fiscal 2007 and 2008, of restricted stock awards to our CEO and the independent members of the Board of Directors.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets that were acquired through acquisitions and amortization of software development costs.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Amortization and intangibles	$286,000	$187,000	$556,000	$358,000
Percent of net revenue	2.9%	2.1%	2.7%	1.9%

The increase in the amortization expense was primarily related to the amortization of capitalized software costs incurred in prior fiscal quarters and for which amortization began as the development projects were completed.  In addition, in the three and six months ended December 31, 2007, we incurred six months of amortization in connection with the intangible assets acquired in the acquisition of our colored gemstone business.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2007	2006	2007	2006
Cost of revenues	$61,000	$76,000	$122,000	$152,000
Selling and marketing expenses	-	2,000	(7,000)	3,000
General and administrative expenses	205,000	142,000	397,000	265,000
	$266,000	$220,000	$512,000	$420,000

Stock-based compensation expense is recorded over the vesting period, or the service period, of the stock-based award.  The increase in stock-based compensation primarily related to restricted stock awards granted to our CEO and independent directors during the three and six months ended December 31, 2007.

Stock-based compensation expense included in selling and marketing expenses for the six months ended December 31, 2007 is a net credit of $7,000 due to the reversal of previously recorded expense in the amount of $8,000 resulting from a forfeiture of stock options prior to vesting.

The total amount of compensation cost related to non-vested awards not yet recognized at December 31, 2007 was $1,477,000, which is expected to be recognized as compensation expense through fiscal 2012, as set forth in the following table, assuming the employees to whom the options or restricted stock awards were granted continue to be employed by us.  However, such amounts do not include any additional options or restricted stock awards that may be granted in the future or any changes that may occur in our forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2008	$490,000
2009	596,000
2010	256,000
2011	120,000
2012	15,000
$1,477,000

Interest Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest Income, net	$296,000	$546,000	$740,000	$1,113,000
Percent of net revenue	3.0%	6.3%	3.6%	6.0%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts, commercial paper instruments and tax-free securities.  Interest income, net was $296,000 and $740,000 in the three and six months ended December 31, 2007, respectively, compared with $546,000 and $1,113,000, respectively, in the three and six months ended December 31, 2006.  The decrease in interest income was due to interest earned on the Company’s cash balances in the three and six months ended December 31, 2007, as a result of (i) our investing cash in tax-free securities during the three and six months ended December 31, 2007, whereas in the three and six months ended December 31, 2006, we invested in taxable securities, and (ii) a decrease in our average cash balances in the three and six months ended December 31, 2007, compared to the three and six months ended December 31, 2006, due to our use of a portion of our available cash to fund payments of quarterly dividends, capital expenditures and the purchase of our colored gemstone business in August, 2006.

Income Tax (Benefit) Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income tax (benefit) expense	$(962,000)	$(147,000)	$(1,028,000)	$171,000
Percent of net revenue	(9.6%)	(1.7%)	(5.0%)	0.9%

The income tax benefit recorded in the three and six months ended December 31, 2007 were calculated based on our expected combined federal and state effective income tax rates of approximately 40% for those periods.  By comparison the income tax benefit recorded in the three months ended December 31, 2006 and the provision for income taxes made for the six months ended December 31, 2006 were calculated based on our expected combined federal and state effective income tax rates of approximately 46% for those periods.  That reduction in our effective tax rate in the first six months of the current fiscal year was due primarily to our investment of excess cash in a short-term, high-grade tax-free municipal fund during the first quarter of 2008.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	$6,000	$80,000	$(4,000)	$91,000
Percent of net revenue	0.1%	0.9%	(0.1%)	0.5%

The results of our discontinued operations (net of taxes), which are attributable to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004, are expected to be immaterial going forward.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $32,279,000, as compared to cash and cash equivalents of $42,386,000 at June 30, 2007.

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

During the six months ended December 31, 2007, our operating activities used net cash of $3,543,000, primarily reflecting increased accounts receivable balance at December 31, 2007 as a result of the sale of the coins that we had purchased under our warranty policy in December 2007 and seasonality associated with our diamond and colored gemstone businesses.  In addition, there were changes in the level of our prepaid expenses, accounts payable, accrued expenses and accrued compensation balances, due to the timing of activities in the period.  Our deferred tax balances also increased due to tax benefits in the period.

Net cash used in investing activities was $2,434,000 during the six months ended December 31, 2007 and consisted primarily of net cash used for short term advances totaling $923,000 by CFC to collectibles dealers, capital expenditures of $983,000 and capitalized software of $615,000.

In the six months ended December 31, 2007, financing activities used net cash of $4,152,000, primarily related to the payment of $4,263,000 of cash dividends to stockholders, partially offset by $111,000 of proceeds from exercise of stock options.

Bank Line of Credit.  As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers.  All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value of at least the amount of the loans.  The loans are required to be repaid to us when those collectibles are returned to the dealers.  To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit for the original term of two years pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria.  Borrowings under that credit line, the term of which was extended to March 31, 2008, are to bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are to be secured by the loan receivables due CFC.  There were no borrowings outstanding under that line of credit at any time during the fiscal year ended at June 30, 2007 or the three and six month periods ended December 31, 2007.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.  The Company was in compliance with all covenants at December 31, 2007 or received waivers from the lender.

Outstanding Financial Obligations

In December 2007, the Company entered into a new lease obligation of approximately $3,800,000 over a 10-year period for space for its colored gemstone business.  We had the following outstanding obligations under operating leases, net of sublease income, at December 31, 2007:

Fiscal Year
2008 (remaining 6 months)	$912,000
2009	2,131,000
2010	1,243,000
2011	792,000
2012	789,000
Thereafter	3,802,000
$9,669,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations.  In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at December 31, 2007.

Dividends.  The Company’s current policy calls for the payment of quarterly cash dividends of $0.25 per common share, for an expected annual cash dividend of $1.00 per common share.  Such dividend policy was approved by the Board of Directors in June 2007 and the first dividend under this policy was paid to stockholders of record as of August 24, 2007.  Dividends paid to stockholders for the six months ended December 31, 2007 were $4,263,000.  For the six months ended December 31, 2006, the Company paid quarterly dividends of $0.08 per share of common stock, which aggregated to $1,333,000 for that six month period.

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

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of internally generated cash flow, as applicable, and available cash and cash equivalent balances to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) continue paying dividends to our stockholders, as determined by the Board of Directors, and (v) fund working capital requirements, and for other general corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and general grading businesses.

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

•
the fact that for the fiscal year ended June 30, 2007 and the six months ended December 31, 2007, our five largest coin authentication and grading customers accounted for approximately 14% and 10% of our net revenues, respectively, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

•
the risk that warranty claims will increase to a higher level than in the past such that we will have to recognize additional warranty accruals in anticipation of these claims and our ongoing warranty accrual rate will increase to cover potential higher claims in the future;

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

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), and in Item 1A of Part 1, entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, as filed with the SEC under the Securities Exchange Act of 1934.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report.  We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (Revised). This standard replaces SFAS No. 141, Business Combinations, but retains the fundamental requirements in Statement 141 that the acquisition method (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. Statement 141(R) changes previously issued authoritative guidance by (i) requiring that assets and liabilities arising from contingencies be recognized at fair value as of the date of the acquisition as opposed to future periods when, or if,  any or all of the contingencies may be resolved (ii) certain pre-acquisition related costs such as those that were previously accounted for as part of the acquisition are now accounted for outside of the acquisition and (iii) tangible and intangible assets acquired at the time of the acquisition related to in-process research and development are now accounted for as an asset and carried at fair value at the time of the acquisition and subject to impairment testing. The effective date of SFAS No. 141(R) applies to all new business combinations in which the acquisition date occurs after the start of the first reporting period following December 15, 2008. Earlier adoption is prohibited.  Statement 141(R) has no impact on recent acquisitions completed by the Company.

            In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, usually referred to as minority interests and for the deconsolidation of a subsidiary. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Statement 160 has no impact on the Company, as all of our subsidiaries are wholly-owned by us.

            On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109 that supersedes SAB No.105, Application of Accounting Principles to Loan Commitments. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed that it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 has no impact on the Company’s operations or financial results of operations.

On December 21, 2007, the SEC issued SAB No. 110 in which the SEC updated its position in SAB 107 concerning the use of a “simplified” method to calculate the expected term used in the determination of the fair value of a stock option using the Black-Scholes-Merton closed-form model. Under SAB No. 107, the SEC had limited the use of the “simplified” approach until December 31, 2007 under the assumption that registrants would be able to develop adequate factual histories instead of relying upon a simplified approach. Under SAB No. 110, use of the simplified approach is permitted beyond December 31, 2007 under certain circumstances.  SAB No. 110 has no impact on our determination of the expected term assumption used in the Black-Scholes-Merton model

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At December 31, 2007, we had $32,279,000 in cash and cash equivalents, primarily invested in low-yield tax-free securities.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 1, 2008, following the review of supplemental briefs filed by the parties, the three-judge Appellate Court unanimously ruled in favor of the Company, holding once again that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used; (ii) Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company and (iii) in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

The Appellate Court’s decision becomes final in 30 days.  During that period, Miller could petition the Appellate Court to reconsider its decision.  If the decision does become final at the end of that 30-day period, Miller will have a period of 10 days within which to then file a petition for review by the California Supreme Court.

Based on the Appellate Court’s ruling, the Company believes that that, if Miller files a new trial, the Company will not incur any material liability to Miller in such a trial.

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

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2007, the Company did not purchase any shares of its common stock pursuant to its previously announced stock buyback program.

ITEM 3.	SUBMISSION ON MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 5, 2007. The only matters voted on by stockholders at that Meeting was the election of eight directors to serve for a term of one year and until their successors are elected, and (ii) the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Election of Directors.  The eight candidates named below, all of whom were nominated by the Company’s Board of Directors, were the only candidates nominated for election at the Meeting.  Therefore, the election was uncontested and all eight candidates were elected to serve on the Company’s Board of Directors for a term that will end at the next Annual Meeting of Stockholders and until their respective successors are elected.  Set forth below are the number of votes cast for the election of, and the number of votes withheld from, each of those eight candidates.  As the election was uncontested, there were no broker non-votes.

Nominees	Votes For	Votes Withheld
A. Clinton Allen	6,677,005	14,238
Deborah A. Farrington	6,676,970	14,273
David G. Hall	6,672,194	19,049
Michael R. Haynes	6,671,944	19,299
Michael J. McConnell	6,675,845	15,398
A. J. “Bert” Moyer	6,676,755	14,488
Van D. Simmons	6,671,119	20,424
Bruce A. Stevens	6,676,755	14,488

Ratification of Appointment of Independent Registered Public Accounting Firm.  Approval of the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year ending June 30, 2008 required the affirmative vote of the majority of the shares that were present, in person or by proxy, and were voted on at the Annual Meeting. The ratification was approved by the Company’s stockholders by the following vote:

	Number of Shares	Percent of Shares Voted
Voted For	6,544,411	98%
Voted Against	11,686	0%
Voted as Abstentions	135,146	2%

As this proposal was uncontested, there were no broker non-votes with respect to this proposal.

ITEM 6.	EXHIBITS

(a)	Exhibits:
	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 11, 2008	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 11, 2008	/s/ JOSEPH J. WALLACE
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