Form 10-Q
period 2008-03-31
COLLECTORS UNIVERSE INC
filed 2008-05-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2008
Common Stock $.001 Par Value	8,451,495

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I	Financial Information	Page

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2008 and 2007 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2007 and the Nine Months Ended March 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Forward Looking Information	20
	Our Business	20
	Overview of Results of Operations for the Three and Nine months Ended March 31, 2008	21
	Factors That Can Affect Our Financial Position and Operating Results	22
	Critical Accounting Policies and Estimates	24
	Results of Operations–For the Three and Nine Months Ended March 31, 2008 versus the Three and Nine Months Ended March 31, 2007	24
	Liquidity and Capital Resources	30
	Risks and Uncertainties That Could Affect Our Future Financial Performance	32

Item 2A.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 3	Controls and Procedures	34

PART II	Other Information

Item 1	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	36

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

EXHIBITS
Exhibit 31.1	Certifications of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.                                                      FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$28,167	$42,386
Accounts receivable, net of allowance of $74 at March 31, 2008 and $60 at June 30, 2007	1,744	1,276
Refundable income taxes	1,100	1,220
Inventories, net	1,073	442
Prepaid expenses and other current assets	1,380	1,060
Customer notes receivable, net of allowance of $28 at March 31, 2008 and $23 at June 30, 2007	3,985	2,536
Net deferred income tax asset	2,921	1,020
Receivable from sale of net assets of discontinued operations	92	92
Total current assets	40,462	50,032

Property and equipment, net	4,544	4,081
Goodwill	13,038	12,884
Intangible assets, net	10,181	10,365
Note receivable from sale of discontinued operations	160	229
Other assets	565	510
	$68,950	$78,101
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,434	$1,435
Accrued liabilities	1,994	2,154
Accrued compensation and benefits	1,486	1,988
Income taxes payable	289	14
Deferred revenue	2,530	2,233
Current liabilities of discontinued operations held for sale	4	-
Total current liabilities	7,737	7,824

Deferred rent and other long-term liabilities	554	517
Net deferred income tax liability	1,118	869

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized; 8,451 shares outstanding at March 31, 2008 and 8,496 at June 30, 2007	8	9
Additional paid-in capital	76,481	76,737
Accumulated deficit	(16,948)	(7,855)
Total stockholders' equity	59,541	68,891
	$68,950	$78,101

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Revenues:
Grading, authentication and related services	$10,875	$11,068	$30,757	$29,629
Product sales	21	13	928	143
	10,896	11,081	31,685	29,772
Cost of Revenues:
Grading, authentication and related services	5,977	5,130	17,153	13,753
Product sales	20	8	841	108
	5,997	5,138	17,994	13,861
Gross profit	4,899	5,943	13,691	15,911
Operating expenses:
Selling and marketing expenses	2,164	2,411	6,043	5,106
General and administrative expenses	3,960	3,729	11,637	11,389
Amortization of intangible assets	317	219	873	577
Total operating expenses	6,441	6,359	18,553	17,072
Operating loss	(1,542)	(416)	(4,862)	(1,161)
Interest income, net	239	511	979	1,624
Other income	1	2	4	8
Income (loss) before income taxes	(1,302)	97	(3,879)	471
Provision (benefit) for income taxes	(336)	165	(1,364)	336
Income (loss) from continuing operations	(966)	(68)	(2,515)	135
Income (loss) from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	99	(4)	190
Net income (loss)	$(966)	$31	$(2,519)	$325

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.02
Net income (loss)	$(0.11)	$-	$(0.30)	$0.04

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.02
Net income (loss)	$(0.11)	$-	$(0.30)	$0.04

Weighted average shares outstanding:
Basic	8,470	8,381	8,475	8,346
Diluted	8,470	8,587	8,475	8,612
Dividends declared per common share	$0.25	$0.12	$0.75	$0.28

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566
Exercise of stock options	47	-	243	-	-	-	243
Stock-based compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid to common stockholders	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	8	76,909	(3,990)	(125)	(1,021)	71,906
Exercise of stock options	161	1	275	-	-	-	276
Stock-based compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock Repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.40 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	9	76,737	(7,855)	-	-	68,891
Cumulative effect of adoption of FIN 48 (see note 8)	-	-	-	(170)	-	-	(170)
Exercise of stock options	76	-	242	-	-	-	242
Issuance of restricted shares	21	-	255	-	-	-	255
Stock-based compensation expense	-	-	575	-	-	-	575
Shares repurchased and cancelled under the Stock Repurchase Plan	(142)	(1)	(1,328)	-	-	-	(1,329)
Dividends paid ($0.75 per share)	-	-	-	(6,404)	-	-	(6,404)
Net loss	-	-	-	(2,519)	-	-	(2,519)
Balance at March 31, 2008	8,451	$8	$76,481	$(16,948)	-	$-	$59,541

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(2,519)	$325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,797	1,332
Loss on disposal of fixed assets	(1)	-
Interest on note receivable	(7)	-
Stock-based compensation expense	830	661
Tax benefit from exercising of stock options	-	623
Provision for bad debts and credits	34	33
Provision for inventory write down	10	1
Discontinued operations	4	(190)
Deferred income taxes	(1,434)	(201)
Changes in operating assets and liabilities:
Accounts receivable	(495)	213
Inventories	(641)	(21)
Prepaid expenses and other current assets	(320)	(602)
Refundable income taxes	120	-
Income taxes payable	2	(579)
Other assets	(64)	(80)
Accounts payable	(1)	365
Accrued liabilities	(162)	(44)
Deferred rent and other long-term liabilities	40	74
Accrued compensation and benefits	(502)	133
Deferred revenue	297	295
Net cash provided by (used in) operating activities	(3,012)	2,338
Net cash provided by operating activities of discontinued businesses	-	65

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,436)	(2,590)
Proceeds from sale of property and equipment	63	-
Purchase of businesses, net of cash acquired	-	(6,316)
Advances on customer notes receivable	(5,343)	(3,052)
Proceeds from collection of customer notes receivable	3,896	4,784
Purchase of patents and other intangible assets	(20)	(352)
Capitalized software	(943)	(1,184)
Cash received on sale of discontinued businesses	67	324
Net cash used in investing activities	(3,716)	(8,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	242	229
Payments for repurchase and retirement of common stock	(1,329)	(949)
Dividends paid to common stockholders	(6,404)	(2,332)
Net cash used in financing activities	(7,491)	(3,052)

Net decrease in cash and cash equivalents	(14,219)	(9,035)
Cash and cash equivalents at beginning of period	42,386	52,110
Cash and cash equivalents at end of period	$28,167	$43,075
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15	$15
Income taxes paid	$18	$868

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transactionsummarized as follows:
Fair value of net liabilities assumed	$-	$(385)
Intangible assets	-	1,810
Goodwill	-	1,001
Purchase price, net of $49 cash acquired	$-	$2,426

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc.(AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$2	$(42)
Deferred tax liability recognized at acquisition	110	(1,205)
Intangible assets	(274)	3,030
Goodwill	162	2,083
Purchase price, net of $81 cash acquired	$-	$3,866

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”).  At March 31, 2008, such operating subsidiaries were Professional Coin Grading Services, Inc., Collectors Finance Corporation, Certified Asset Exchange, Inc., Gem Certification and Assurance Lab, Inc., Expos Unlimited, Inc., and American Gemological Laboratories, Inc., all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

In the first quarter of fiscal 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
Expos Unlimited, LLC	July 1, 2006	$2.5 million
American Gemological Laboratories, Inc.	August 18, 2006	$3.9 million

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC.  Amounts related to disclosure of June 30, 2007 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that  Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, currency, diamonds, colored gemstones and stamps.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record authentication and grading revenues at the time the item is shipped back to the customer.  With the acquisition of Expos, the Company recognizes revenues earned from the promotion, managing and operation of collectibles conventions in the period that the conventions take place.  Many of our customers pay us subscription fees for membership in our Collectors Club, which entitles the member access to our on-line and printed publications, and depending upon the membership chosen certain members are entitled to a voucher for free grading services.  When applicable, we record revenue for this multi-element arrangement by recognizing approximately 60% of the subscription fee, which represents the portion of the fee allocated to the grading services provided to members, in the month following the membership purchase.  The balance of the membership purchase price is recognized as revenue over the life of the membership, which ranges from one to two years and represents the portion of the fee allocated to the on-line and printed publication services made available to members.  We evaluate at least semi-annually the percentage factors used to allocate the subscription fee between the grading and the publication services provided under this membership service.

During the three and nine months ended March 31, 2008, sales of products to customers, of approximately $21,000 and $928,000, respectively, and related costs of product sold are presented separately from net revenues from grading, authentication and related services and related cost of revenues in the Condensed Consolidated Statements of Operations.  The products sold consisted primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s on-going revenue generating activities.  In the Consolidated Statements of Operations contained in our Annual Report for the fiscal year ended June 30, 2007 and in our Quarterly Report on Form 10-Q for the three months ended September 30, 2007, we presented such revenues as part of net revenues from grading, authentication and related services, as the amounts were considered immaterial for separate disclosure.  Product sales are attributable to our sales of collectible inventory acquired in connection with our warranty program.  We recognize product sales when items are shipped and all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.  Examples of such estimates that could be material to the Condensed Consolidated Financial Statements include capitalized software, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill impairments, warranty reserves and income tax provisions.  Each of these estimates are discussed in more detail in notes 1 and 8 to the Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

        Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31, (in thousands)		Nine Months Ended March 31, (in thousands)
	2008	2007	2008	2007
Included in:
Cost of revenues	$101	$77	$223	$229
Selling and marketing expenses (1)	-	3	(7)	6
General and administrative expenses(2)	217	161	614	426
Pre-tax stock-based compensation expense	$318	$241	$830	$661

(1)	Includes $8,000 related to a forfeiture of stock options during the nine months ended March 31, 2008.

(2)
Includes $88,000 and $255,000 in the three and nine months ended March 31, 2008, respectively, and $66,000 and $104,000 in the three and nine months ended March 31, 2007, respectively, for amortization of compensation expense related to issuance of restricted stock.

For the nine months ended March 31, 2008 and 2007, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 9% and 10.5%, respectively.

Options to purchase 30,200 shares of common stock were granted during the nine months ended March 31, 2008; whereas, options to purchase a total of 10,000 and 32,000 shares of common stock were granted during the three and nine months ended March 31, 2007, respectively.  The Company used the Black-Scholes option pricing model and the assumptions set forth in the following table to determine the fair values of the options granted.

	Three Months Ended March 31		Nine Months Ended March 31,
	2008	2007	2008	2007
Dividend yield	-	3.4%	6.9%	2.5%
Expected volatility	-	49.0%	48.4%	51.1%
Risk-free interest rate	-	4.7%	3.9%	4.6%
Expected lives	-	5.1 yrs.	6.0 yrs	5.1 yrs.

The following table presents information relative to the stock options outstanding under all equity incentive plans as of and for the nine months ended March 31, 2008. The closing price of our common stock as of March 31, 2008 was $10.39 and $15.29 at June 30, 2007.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2007	912,000	$12.98	6.4 yrs.	$3,280,000
Granted	30,200	14.50
Exercised	(76,200)	4.22
Forfeited or cancelled	(23,100)	14.35
Outstanding at March 31, 2008	842,900	$13.79	5.8 yrs.	$649,000
Exercisable at March 31, 2008	604,700	$13.74	5.2 yrs.	$648,000
Unvested at March 31, 2008	238,200	$13.91	7.2 yrs.	$2,000
Expect to vest at March 31, 2008	209,000	$13.91	7.2 yrs.	$2,000

The weighted average grant-date fair value of options, determined using the Black-Scholes option pricing model, granted during the nine months ended March 31, 2007 and 2008 were $5.58 and $3.80, respectively.  The aggregate intrinsic values of the options exercised during the nine months ended March 31, 2007 and 2008 were $132,000 and $649,000, respectively.

The 209,000 options that were expected to vest at March 31, 2008 are based on the current forfeiture rate of 9% and the remaining vesting terms of the 238,000 unvested options at March 31, 2008.

During the nine months ended March 31, 2008, approximately 49,000 options were vested with an aggregate fair value of approximately $401,000.  During the nine months ended March 31, 2007, approximately 56,000 options were vested with an aggregate fair value of approximately $378,000.

The following table presents the non-vested status of the restricted shares for the nine months ended March 31, 2008 and the weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2007	50,230	$13.68
Granted	21,359	14.12
Vested	(17,680)	13.68
Forfeited or Cancelled	-	-
Non-vested at March 31, 2008	53,909	$13.86

The following table sets forth total unrecognized compensation cost in the amount of $1,210,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012.  That amount and time periods do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2008	$237,000
2009	592,000
2010	251,000
2011	116,000
2012	14,000
$1,210,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At March 31, 2008, cash and cash equivalents, totaling approximately $28.2 million, were comprised primarily of money market funds.  At March 31, 2008, the Company had approximately $500,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At March 31, 2008 two customers accounted for approximately 25% of the total gross accounts receivable balance of $1,818,000 outstanding on that date; whereas, at June 30, 2007, one customer accounted for approximately 13% of total gross accounts receivable balances of $1,336,000 outstanding on that date.  The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $74,000 at March 31, 2008 and $60,000 at June 30, 2007.

Customer Notes Receivables.  At March 31, 2008, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers, totaled $3,985,000, net of a $28,000 allowance for uncollectible amounts, and three of those notes receivable represented 58% of the total principal amounts outstanding.  At June 30, 2007, two customers’ loan balances represented 68% of the total principal balances outstanding of $2,536,000.  During the nine months ended March 31, 2008, the Company made short-term advances to and recorded cash collections from all such customers in the aggregate amounts of $5,343,000 and $3,896,000, respectively.  During the nine months ended March 31, 2007, the Company made short-term advances of $3,052,000 and recorded cash collections of $4,784,000, respectively.  The Company performs an analysis of the expected collectibility of customer notes receivables based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of collateral securing the repayment of the outstanding balances.  At March 31, 2008 and June 30, 2007, the allowance of $28,000 and $23,000, respectively, reflected a deficiency in collateral value securing the notes of one customer.  At June 30, 2007, the carrying value of an additional note receivable in the amount of $125,000, issued in September 2006 to a customer, became due and was repaid in December 2007 in the amount of $131,000.

Sources of Revenues.  The authentication, grading and sales of collectible coins accounted for approximately 57% and 56% of our net revenues for the three and nine months ended March 31, 2008, respectively, and 61% and 58% of our net revenues for the three and nine months ended March 31, 2007, respectively.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Stock Buyback

During the three and nine months ended March 31, 2008, the Company repurchased a total of 141,876 of its common stock in the open market and, as a result, recorded a reduction of additional paid-in capital and common stock at par value in the aggregate amount of approximately $1,329,000 during the three and nine months ended March 31, 2008.  In the nine months ended March 31, 2007, the Company repurchased 72,517 shares in the open market at a cost of approximately $949,000.

Dividends

During the nine months ended March 31, 2008, the Company paid a quarterly cash dividend of $0.25 per common share, in each quarter, aggregating approximately $6,404,000.  During the nine months ended March 31, 2007, quarterly cash dividends of $0.08 per common share, for the first two quarter of fiscal 2007 and $0.12 per common share for the third quarter of fiscal year 2007, aggregating approximately $2,332,000 were paid.

Capitalized Software

Through March 31, 2008, the Company has capitalized an aggregate of approximately $2,217,000 of software development costs, net of accumulated amortization of approximately $630,000, in accordance with Statement of Position (“SOP”) 98-1.  Approximately $329,000 and $943,000 of such costs were capitalized during the three and nine month periods ended March 31, 2008, respectively, and $164,000 and $424,000 were recognized as amortization expense during the same respective periods.  During the three and nine month periods ended March 31, 2007, approximately $407,000 and $1,184,000 of software development costs were capitalized, respectively, and approximately $54,000 and $81,000 were recognized as amortization expense, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.  Management believes that no such impairments have occurred.

Warranty Costs

We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include in our inventory the re-graded estimated value of the item.  We offer a similar limited warranty of two years duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  During the second quarter of fiscal 2008, we recognized approximately $822,000 in additional warranty expense in the Condensed Consolidated Statements of Operations in connection with certain significant warranty claims that occurred.  In addition, management increased the warranty accrual rate effective January 1, 2008.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedges items affect the entity’s financial position, performance and cash flow.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009.  This Statement is not expected to have an impact on the Company’s results of operations or financial condition.

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

On August 18, 2006, the Company acquired all the common stock of American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  The Company paid a purchase price of $3,500,000, plus additional costs and assumed obligations aggregating approximately $447,000 and may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the next five years.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

The proforma statements of operations that are set forth in the following table are prepared assuming that the AGL and Expos acquisitions had occurred on July 1, 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$10,896	$11,081	$31,685	$29,979
Operating loss	(1,542)	(416)	(4,862)	(1,161)
Interest income, net	239	511	979	1,603
Other income	1	2	4	8
Income (loss) before provision for income taxes	(1,302)	97	(3,879)	450
Provision (benefit) for income taxes	(336)	165	(1,364)	321
Income (loss) from continuing operations	(966)	(68)	(2,515)	129
Income (loss) from discontinued operations	-	99	(4)	190
Net income (loss)	$(966)	$31	$(2,519)	$319

Net income (loss) per basic share:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations	$-	$0.01	$-	$0.02
Net income (loss)	$(0.11)	$-	$(0.30)	$0.04

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations	$-	$0.01	$-	$0.02
Net income (loss)	$(0.11)	$-	$(0.30)	$0.04

3.           CASH AND CASH EQUIVALENTS

At June 30, 2007 and March 31, 2008, cash and cash equivalents consisted of approximately $42.4 million and $28.2 million, respectively, invested primarily in money market funds. During the third quarter of fiscal 2008, the Company transferred its excess cash from a short-term, high-grade tax-free municipal fund and a taxable government money market fund, in which the Company had invested in for the first and second quarters of fiscal year 2008, to a short-term, high-grade money market fund in compliance with the Company’s established investment policies. Under the Company’s investment policies, the minimum credit quality of a portfolio of trading securities must be rated no less than single-A long-term or A1/P1 short-term, and the portfolio must contain no more than 25% exposure to securities of issuers whose principal business activities are in the same industry. However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to bank obligations, subject to U.S. banking regulations. In addition, the weighted average maturity of the portfolio must not exceed 90 days.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	March 31,	June 30,
	2008	2007
Coins	$870	$253
Other collectibles	28	33
Grading raw materials consumable inventory	277	247
	1,175	533
Less inventory reserve	(102)	(91)
Inventories, net	$1,073	$442

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	March 31,	June 30,
	2008	2007
Coins and stamp grading reference sets	$643	$222
Computer hardware and equipment	1,823	1,664
Computer software	1,035	1,027
Equipment	3,969	3,366
Furniture and office equipment	1,115	1,064
Leasehold improvements	1,586	1,452
Trading card reference library	52	52
	10,223	8,847
Less accumulated depreciation and amortization	(5,679)	(4,766)
Property and equipment, net	$4,544	$4,081

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	March 31,	June 30,
	2008	2007
Warranty costs	$687	$735
Professional fees	88	183
Other	1,219	1,236
	$1,994	$2,154

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2008 and 2007:
	(in thousands)
	Nine Months Ended March 31,	Nine Months Ended March 31,
	2008	2007
Warranty reserve, beginning of period	$735	$710
Charged to cost of revenue	1,193	288
Payments	(1,241)	(268)
Warranty reserve, end of period	$687	$730

7.	DISCONTINUED OPERATIONS

As previously disclosed, on March 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

The operating results of the discontinued collectible sales businesses that are included in the accompanying Condensed Consolidated Statements of Operations, are as follows:

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenues	$1	$5	$18	$54
Income (loss) before income taxes	-	22	(7)	63
Gain on sale of discontinued businesses	-	101	-	252
	-	123	(7)	315
Income tax (expense) benefit	-	(24)	3	(125)
Income (loss) from discontinued operations	$-	$99	$(4)	$190

The gains realized on sales of discontinued businesses in the three and nine-month periods ended March 31, 2007 related to contingent consideration that became determinable in those periods.

8.	INCOME TAXES

The income tax benefit was provided for at the rate of 26% and 35% for the three and nine month periods ended March 31, 2008, respectively.  The income tax expense was provided at 170% and 71% for the three and nine months ended March 31, 2007.  The decreased effective tax rate for the three and nine months ended March 31, 2008, as compared to the same three and nine-month periods in 2007, reflects an anticipated favorable tax impact in fiscal year 2008 due to the investment in a tax-free municipal money-market fund in the nine months ended March 31, 2008.  Following the adoption of SFAS No. 123(R) in fiscal 2006, the recognition of stock-based compensation has had a generally adverse effect on the effective tax rates due to the non-deductibility of certain stock-based compensation expense.

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) effective July 1, 2007.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our Statements of Operations.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption and reported as a change in accounting principle, if material. During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease to deferred tax liabilities of $109,000 and such adjustments are included in the Condensed Consolidated Balance Sheets as of March 31, 2008.

Interest and penalties totaled $101,000 as of the date of adoption of FIN 48 and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During the nine month period following the adoption of FIN 48, we have recorded approximately $11,000 in interest and penalties as components of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2005 through June 30, 2007 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2007.

9.         NET INCOME (LOSS) PER SHARE

Net income (loss) per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share for the three and nine-month periods ended March 31, 2008 and 2007, respectively, are computed as follows:

	(in thousands)		(in thousands)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(966)	$(68)	$(2,515)	$135
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	99	(4)	190
Net income (loss)	$(966)	$31	$(2,519)	$325

NET INCOME PER SHARE–BASIC:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.02
Total	$(0.11)	$-	$(0.30)	$0.04

NET INCOME PER SHARE–DILUTED:
Income (loss) from continuing operations	$(0.11)	$(0.01)	$(0.30)	$0.02
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	-	0.02
Total	$(0.11)	$-	$(0.30)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,470	8,381	8,475	8,346
Effect of dilutive shares	-	206	-	266
Diluted	8,470	8,587	8,475	8,612

Options and warrants to purchase shares of common stock and non-vested restricted shares of common stock in the aggregate of  approximately 1,082,000 and 1,083,000 for the three and nine months ended March 31, 2008, respectively, were excluded from the computation of diluted loss per share as they would have been anti-dilutive in the calculation of diluted earnings per share. For the three and nine months ended March 31, 2007, approximately 736,000 and 723,000 options and warrants, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market prices for their respective periods and were anti-dilutive.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three and nine month periods ended March 31, 2008 and 2007. Net identifiable assets are provided by business segment as of March 31, 2008 and June 30, 2007. All of our sales and identifiable assets are located in the United States.

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2008	2007	2008	2007
Coins	$6,154	$6,793	$17,720	$17,279
Sportscards	2,226	2,156	6,710	6,507
Jewelry	350	270	1,264	936
Other	2,166	1,862	5,991	5,050
Total revenue	$10,896	$11,081	$31,685	$29,772
Amortization and depreciation:
Coins	$62	$72	$182	$148
Sportscards	37	22	84	64
Jewelry	333	190	970	477
Other	113	121	307	408
Total	545	405	1,543	1,097
Unallocated amortization and depreciation	87	75	254	235
Consolidated amortization and depreciation	$632	$480	$1,797	$1,332
Stock-based compensation:
Coins	$63	$55	$131	$168
Sportscards	9	3	18	23
Jewelry	3	2	9	4
Other	40	25	97	76
Total	115	85	255	271
Unallocated stock-based compensation	203	156	575	390
Consolidated stock-based compensation	$318	$241	$830	$661
Operating loss before unallocated expenses:
Coins	$1,984	$2,976	$4,925	$7,098
Sportscards	374	292	1,317	1,044
Jewelry	(2,138)	(1,845)	(5,830)	(3,387)
Other	105	186	427	333
Total	325	1,609	839	5,088
Unallocated operating expenses	(1,867)	(2,025)	(5,701)	(6,249)
Consolidated operating loss	$(1,542)	$(416)	$(4,862)	$(1,161)

	March 31,	June 30,
Identifiable Assets:	2008	2007
Coins	$3,748	$2,622
Sportscards	825	582
Jewelry	20,431	20,453
Other	9,368	7,866
Total	34,372	31,523
Unallocated assets	34,578	46,578
Consolidated assets	$68,950	$78,101

	March 31,	June 30,
Goodwill:	2008	2007
Coins	$515	$515
Jewelry	10,410	10,251
Other	2,113	2,118
Consolidated assets	$13,038	$12,884

11.	LINE OF CREDIT

To provide a source of funds for its Dealer Financing Program, in June 2005 our wholly-owned subsidiary, Collectors Finance Corp. (“CFC”), entered into a two-year revolving bank line of credit agreement, which has been extended to May 31, 2008.  That agreement permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that meet the bank’s eligibility criteria.  Borrowings under this credit line bear interest at rates based on the bank’s Prime Rate or LIBOR, as applicable, and are secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer-owned loan collateral).  At June 30, 2007 and March 31, 2008, the amount outstanding under this line of credit was $0.  On a quarterly basis, CFC incurs an unused line fee of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5 million of business acquisitions in any year.  The Company was in compliance or received waivers for all covenants at March 31, 2008.

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

In March, 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

On February 1, 2008, a three-judge Appellate Court ruled unanimously in favor of the Company, holding that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used; (ii) Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company and (iii) in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

In February, 2008, Miller filed a petition for review of the Appellate Court’s decision by the California Supreme Court.  On April 23, 2008, the California Supreme Court denied Miller’s petition for review.  Miller has until July 7, 2008 to file for a new trial, in accordance with the ruling, as described above, of the Appellate Court, or accept the judgment for $14,060 plus $750 statutory damages.

Based on the Appellate Court’s ruling, the Company believes that, if Miller files a new trial, the Company will not incur any material liability to Miller in such a trial.

13.	SUBSEQUENT EVENT

On April 28, 2008, we declared our fourth quarter fiscal 2008 cash dividend in the amount of $0.25 per share of common stock to be paid on June 2, 2008 to stockholders of record as of May 19, 2008.

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

Our Business

Collectors Universe, Inc. (the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and U.S. currency notes and to sellers and purchasers of diamonds and colored gemstones.  We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of Collectors Club membership subscriptions; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; (v) interest income earned on loans made by our dealer financing business; and (vi) the collectibles trade show conventions that we conduct.  On an on-going basis, we also generate revenue from the sale of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program.  Sales of such coins occur on a regular basis and are typically immaterial in value and are not considered integral to our on-going revenue generating activities.  However, in the three months ended December 31, 2007, the Company purchased approximately $796,000 of spotted gold coins under our warranty program and sold the majority of those coins at a loss of approximately $29,000.  Such loss was accounted for as a reduction in our warranty reserve.  Revenue from the sale of such coins and other coins acquired under our warranty program and the related costs were classified, respectively, as product revenues and product cost of revenues in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2008.

Recent Business Acquisitions. Effective July 1, 2006, for an aggregate cash purchase price of $2,475,000, we acquired Expos Unlimited LLC (“Expos”), which is engaged in the business of owning and conducting collectibles trade shows and conventions.  Depending on the future revenues of Expos, the Company may become obligated to make additional payments to Expos’ former owners of up to an aggregate of $750,000 in July 2011.  Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually.  At those shows, leading numismatic, philatelic and collectibles dealers offer rare and valuable collectibles to the public, while auctions of coins and currency are conducted by third party auction companies alongside exhibitions of major numismatic and collectible interest.

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

Discontinued Operations.  As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.  All of the remaining assets of the collectibles auction and sales businesses were either liquidated prior to or fully reserved for on our balance sheet at June 30, 2007.  At March 31, 2008, accrued expenses of $4,000 were outstanding.

Overview of Results of Operations for the Three and Nine Months Ended March 31, 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.0%	46.4%	56.8%	46.6%
Gross profit	45.0%	53.6%	43.2%	53.4%
Operating expenses:
Selling and marketing expenses	19.9%	21.8%	19.1%	17.1%
General and administrative expenses	36.3%	33.6%	36.7%	38.3%
Amortization of intangible assets	2.9%	2.0%	2.8%	1.9%
Total operating expenses	59.1%	57.4%	58.6%	57.3%
Operating loss	(14.1%)	(3.8%)	(15.4%)	(3.9%)
Interest income, net	2.2%	4.6%	3.1%	5.5%
Other income	-	0.1%	0.1%	-
Income (loss) before provision for income taxes	(11.9%)	0.9%	(12.2%)	1.6%
Provision (benefit) for income taxes	(3.0%)	1.5%	(4.2%)	1.1%
Income (loss) from continuing operations after income taxes	(8.9%)	(0.6%)	(8.0%)	0.5%
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.9%	-	0.6%
Net income (loss)	(8.9%)	0.3%	(8.0%)	1.1%

Our service revenues, which consist of grading and authentication fees and other related services, decreased by $193,000 or 1.7% in the three months ended March 31, 2008 compared to the same period of the prior fiscal year.  That decrease was primarily the result of a decrease of $519,000 or 5.4% in grading and authentication fees, partially offset by an increase of $326,000 or 21.1% in other service related revenues.  On the other hand, our service revenues increased by $1,128,000 or 3.8% in the nine months ended March 31, 2008, as compared to the same nine months of fiscal 2007, primarily as a result of (i) increases of $362,000, or 1.4%, in grading and authentication service fees and (ii) increases of $766,000, or 17.7%, in other related services.  Revenues from sales of collectibles, consisting principally of collectible coins acquired by us under our grading warranty program, also increased in the three and nine months ended March 31, 2008 by $8,000 and $785,000, respectively.

We incurred operating losses of $1,542,000 and $4,862,000 in the three and nine month periods ended March 31, 2008, respectively, as compared to operating losses of $416,000 and $1,161,000 in the same respective three month and nine month periods ended March 31, 2007.  Those losses were primarily attributable to (i) decreases of $977,000 and $2,158,000 in operating income generated by our coin grading business in the three and nine months ended March 31, 2008, respectively, as a result of a decline in trade show revenues of approximately $950,000 in this year’s  third quarter, and higher costs, including warranty costs of $822,000 recognized in the second quarter as a result of certain significant coin warranty claims, and (ii) increased operating losses of $293,000 and $2,443,000 for the three and nine months ended March 31, 2008 incurred by the Company’s diamond and colored gemstones operations, as we continued to invest in and develop those businesses, including increased selling and marketing costs to further develop our brand names and extend our service offerings in our jewelry markets.  Partially offsetting these amounts was a net improvement in the performance of our other businesses.  These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2008 are described in more detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our authentication and grading revenues, which accounted for approximately 83% and 81% of our total net revenues in the three and nine months ended March 31, 2008, respectively, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% of our total net revenues in the nine months ended March 31, 2008, as compared to 14% in year ended June 30, 2007.  As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect the profitability of our grading and authentication operations.  Our revenues are also impacted by the level of submissions and revenue earned from submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur around the time of the show, which can affect the volume of coin transactions at the shows and which, in turn, can affect the volume of submissions to us for on-site grading and same-day turn-around.

Factors Affecting our Gross Profit Margins.  The gross profit margins on authentication and grading submissions also are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions, because we generally realize higher margins on coin submissions than on submissions of other collectibles and high-value assets; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, and (iv) the stage of development and the seasonality of our newer businesses.  Furthermore, because a significant proportion of our direct costs are generally fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance.  We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets.  Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, and (iii) the performance and volatility of the gold and other precious metals markets and the stock markets.  These conditions primarily affect the volume of purchases and sales of collectibles and high value assets which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, may result in increases in submissions of collectibles for our services.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, may decline during periods characterized by recessionary economic conditions and by declines in disposable income and consumer confidence or by increasing stock prices and relative stability in the stock markets.

The following tables provide information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three and nine months ended March 31, 2008 and 2007 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2008		2007		2008		2007
Coins	484,100	54.2%	400,000	50.4%	$336,683	69.6%	$365,597	83.8%
Sportscards	327,000	36.6%	321,600	40.6%	25,865	5.3%	22,503	5.2%
Autographs	49,000	5.5%	39,800	5.0%	4,514	0.9%	5,488	1.3%
Stamps	12,400	1.4%	16,900	2.1%	5,321	1.1%	3,077	0.6%
Currency	14,400	1.6%	9,000	1.1%	9,855	2.1%	8,201	1.9%
Diamonds	4,900	0.5%	5,100	0.7%	56,375	11.6%	17,661	4.0%
Colored Gemstones*	1,400	0.2%	800	0.1%	45,542	9.4%	13,924	3.2%
Total	893,200	100.0%	793,200	100.0%	$484,155	100.0%	$436,451	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2008		2007		2008		2007
Coins	1,144,000	48.2%	1,162,700	50.3%	$1,048,444	72.3%	$1,153,192	82.9%
Sportscards	978,500	41.2%	938,700	40.6%	67,863	4.7%	66,666	4.8%
Autographs	143,800	6.1%	117,800	5.1%	21,148	1.5%	20,114	1.4%
Stamps	43,800	1.8%	47,200	2.0%	17,308	1.2%	8,433	0.6%
Currency	36,200	1.5%	25,200	1.1%	31,783	2.2%	24,096	1.7%
Diamonds	24,600	1.1%	20,000	0.9%	195,002	13.4%	74,795	5.4%
Colored Gemstones*	3,400	0.1%	1,000	-	67,904	4.7%	44,111	3.2%
Total	2,374,300	100.0%	2,312,600	100.0%	$1,449,453	100.0%	$1,391,407	100.0%

*      We began offering colored gemstones grading and authentication services in late August 2006.

Critical Accounting Policies and Estimates

With the exception of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), as described in note 8 of the Notes to Condensed Consolidated Financial Statements, and an updated Grading Warranty Costs policy that is summarized below, we reaffirm our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2007 and readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48.  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset.  FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our Statements of Operations.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease in deferred tax liabilities of $109,000 and such adjustments are reflected in the Condensed Consolidated Balance Sheets as of March 31, 2008.  Interest and penalties totaled $101,000 as of July 1, 2007, the date of the adoption of FIN 48, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During the nine month period ended March 31, 2008, which followed the adoption of FIN 48, we recorded approximately $11,000 in interest and penalties as components of income tax expense.

Grading Warranty Costs.  We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item.  If we purchase an item under a warranty claim we recognize, as a reduction in our warranty reserve, the difference in value of the item at its original grade and its re-graded estimated value.  We include the purchased item in our inventory at the re-graded estimated value of the item.  We offer a similar limited warranty of two years’ duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  Through September 30, 2007, our warranty reserves have proved to be adequate.  However, certain significant warranty claims were received by us in the second quarter and early in the third quarter of the current fiscal year, such that we re-evaluated the adequacy of our warranty reserve and recognized, in this year’s second quarter, an additional expense of $822,000 for those claims.  In addition, effective January 1, 2008, we increased our warranty accrual rate to reflect this higher warranty claims experience, and we will continue to monitor the adequacy of our warranty reserves on an on-going basis.

Results of Operations – Three and Nine Months Ended March 31, 2008 versus the Three and Nine Months Ended March 31, 2007

Net Revenues

Grading and authentication fees consist primarily of fees generated from the authentication and grading of high-value collectibles, including coins, sportscards, autographs, stamps and currency,  and high-value assets consisting of diamonds and colored gemstones.  To a lesser extent, we also generate revenues from sales of collectibles club memberships; the sale of advertising on our websites and in printed publications and collectibles price guides; interest earned from our CFC financing business; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and fees earned from promotion, management and operation of collectibles trade shows and conventions.  Product revenues represent the sale, primarily of coins, that are purchased under our warranty policy.  Such product revenues are not an integral part of our on-going revenue generating activities.  Net revenues are determined net of discounts and allowances.

The following tables breakout total net revenues for the three and nine months ended March 31, 2008 and 2007 by product revenues, grading and authentication services revenues, and other related services revenues:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Product revenues	$21	0.2%	$13	0.1%	$8	61.5%
Grading and authentication fees	9,007	82.7%	9,526	86.0%	(519)	(5.4%)
Other related services	1,868	17.1%	1,542	13.9%	326	21.1%
Total services	10,875	99.8%	11,068	99.9%	(193)	(1.7%)
Total net revenues	$10,896	100.0%	$11,081	100.0%	$(185)	(1.7%)

	Nine Months Ended March 31,
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Product revenues	$928	2.9%	$143	0.5%	$785	549.0%
Grading and authentication fees	25,658	81.0%	25,296	85.0%	362	1.4%
Other related services	5,099	16.1%	4,333	14.5%	766	17.7%
Total services	30,757	97.1%	29,629	99.5%	1,128	3.8%
Total net revenues	$31,685	100.0%	$29,772	100.0%	$1,913	6.4%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007		2008 vs. 2007
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Product revenues	$21	0.2%	$13	0.1%	$8	61.5%	N/A	N/A
Coins	6,133	56.3%	6,780	61.2%	(647)	(9.5%)	84	21.0%
Sportscards	2,226	20.4%	2,156	19.5%	70	3.2%	5	1.7%
Other (1)	2,516	23.1%	2,132	19.2%	384	18.0%	11	14.7%
Net Revenues	$10,896	100.0%	$11,081	100.0%	$(185)	(1.7%)	100	12.6%

	Nine Months Ended March 31,
	2008		2007		2008 vs. 2007
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Product revenues	$928	2.9%	$143	0.5%	$785	549.0%	N/A	N/A
Coins	16,792	53.0%	17,136	57.6%	(344)	(2.0%)	(19)	(1.6%)
Sportscards	6,710	21.2%	6,507	21.8%	203	3.1%	40	4.2%
Other (1)	7,255	22.9%	5,986	20.1%	1,269	21.2%	41	19.2%
Net Revenues	$31,685	100.0%	$29,772	100.0%	$1,913	6.4%	62	2.7%

(1)	Consists of autographs, stamps, currency, diamonds and colored gemstones, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

Compared to the corresponding period of the prior fiscal year, our net revenues decreased by $185,000 or 1.7% in the three months ended March 31, 2008.  The decrease was primarily attributable to a decrease in grading and authentication service fees of $519,000, or 5.4%, partially offset by an increase of $326,000, or 21.1%, in other service related revenues.  On the other hand, net revenue increased by $1,913,000, or 6.4%, in the nine months ended March 31, 2008 due primarily to (i) an increase of $362,000, or 1.4%, in authentication and grading service fees, (ii) an increase of $766,000, or 17.7%, in other service related revenues, and (iii) the increase of $785,000 in revenues from product sales, primarily in this year’s second quarter, of collectible coins acquired by us under our grading warranty program and resold into the marketplace.  As discussed above, the revenues from product sales are not considered to be an integral part of our primary revenue generating activities.  Therefore, excluding such product revenues, total service revenues decreased by 1.7% in the three months ended March 31, 2008 and increased by 3.8% in the nine months ended March 31, 2008, compared to the same respective periods of the prior fiscal year.

The $519,000, or 5.4%, decrease in authentication and grading and authentication fees in the three months ended March 31, 2008 was primarily attributable to a net decrease of $729,000, or 11%, in coin grading and authentication revenues, partially offset by increases of $222,000 or 18% in fees earned by our authentication and grading businesses other than coins and sportscards.  The decrease in coin grading and authentication fees was primarily due to the following:  (i) there was one less trade show held in this year’s third quarter than in the same quarter of the prior year, and (ii) we believe that the volume of submissions at trade shows during this year’s third quarter was adversely affected by the dramatic upward movement in the price of gold from March 2007 to March 2008 (an increase of 38%) and the affect this increase had on the related unit volume of gold coins submitted at trade shows (the largest volume of any type of coin submitted at such shows) because of (a) the relatively fixed amount of equity capital in the market to acquire and then submit gold coins for authentication and grading, (b) the limited financial leverage available to dealers and retail buyers for gold coins that could be used to increase the capital for acquisitions of gold coins and (c) the coin dealers re-evaluating trade show services with respect to gold coins and the relatively higher cost of submissions at such trade shows as compared to other avenues for such submissions. Notwithstanding the decrease in coin authentication and grading fees at trade shows, revenues from coin authentication and grading in our vintage and modern sectors increased by approximately $220,000 or 5% in the three months ended March 31, 2008 over the corresponding revenues from the three months ended March 31, 2007.  The increase of $362,000 or 1.4% in grading and authentication fees in the nine months ended March 31, 2008 was primarily attributable to increases of $945,000 or 26% in fees earned in our grading and authentication businesses other than coins and sportscards, partially offset by a decrease of $592,000 or 4% in coin grading and authentications fees attributable to the factors, described above, that resulted in a decline in coin grading submissions at trade shows in this year’s third quarter.  We believe the increases in fees earned in our grading and authentication businesses, other than coins and sportscards, reflects the development stage of these businesses.

The increases in revenues from other related services of $326,000 and $766,000 in the three and nine months ended March 31, 2008, respectively, compared to the same respective periods of the prior year, were primarily attributable to increased advertising revenues earned on the Company’s coin and sportscards publications, increased collector club memberships and increased revenues earned by our CCE business.

Gross Profit

Gross profit is calculated by subtracting the costs of revenues from net revenues.  Costs of grading and authentication revenues primarily consist of labor to grade and authenticate collectibles and diamonds and colored gemstones, production costs, credit cards fees, warranty expense and occupancy, and security and insurance costs that directly relate to providing authentication and grading services.  Costs of revenues also include printing and other direct costs incurred in support of our other related revenues.  The cost of product revenues represents the carrying value of the inventory that we sold.  In addition, costs of revenue include stock-based compensation earned by employees whose compensation is classified as part of costs of revenues.  Gross profit margin is gross profit stated as a percent of net revenues.

Set forth below is information regarding our gross profits in the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-products	$1	4.8%	$5	38.5%	$87	9.4%	$35	24.5%
Gross profit-services	4,898	45.0%	5,938	53.6%	13,604	44.2%	15,876	53.6%
Gross profit-totals	$4,899	45.0%	$5,943	53.6%	$13,691	43.2%	$15,911	53.4%

As indicated in the above table, our total gross profit margin declined from 53.6% and 53.4% in the three and nine months ended March 31, 2007, respectively, to 45.0% and 43.2% in the three and nine months ended March 31, 2008, respectively.  Excluding gross profit on revenues generated by product sales, which are not an integral part of our core revenue generating activities, the gross profit margin for grading and authentication and other related services for the nine months ended March 31, 2008 was 44.2%, compared with 53.6% for the nine months ended March 31, 2007.

    The declines, during the three and nine months ended March 31, 2008, in our gross profit margins on service revenues were primarily attributable to decreases in gross profit margins in coin and diamonds and colored gemstone grading revenues.  In the case of our coin business, that decline reflects (i) the decrease, for the reasons discussed above, in our trade show grading submissions, on which we earn a higher average service fee and, therefore, generate higher gross profit margins, because show customers generally request faster turnaround times; (ii) the $822,000 increase in warranty costs recognized in this year’s second quarter as a result of the increase in the dollar amount of warranty claims described above; and (iii) an increase in personnel, travel, printing, and on-going warranty costs in support of our coin grading activities.  The declines in gross profit margins in our diamond business were primarily attributable to an increase in costs of revenues due to our occupancy of a larger facility to provide increased grading capacity, which resulted in a higher level of fixed costs than in the three and nine months ended March 31, 2008, compared to the same period of the prior year.  The decline in gross profit margins in our colored gemstone grading business, which we acquired in August, 2006, was primarily due to the addition of personnel to increase our grading capacity, as we focused attention on growing our colored gemstone grading business and launching additional colored gemstone grading services.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs and third party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Selling and marketing expenses	$2,164,000	$2,411,000	$6,043,000	$5,106,000
Percent of net revenue	19.9%	21.8%	19.1%	17.1%

The decrease of $247,000 in selling and marketing expenses in the three months ended March 31, 2008 was primarily attributable to a decrease of $329,000 in selling and marketing expenses incurred by our diamond and colored gemstones grading businesses, due primarily to the timing of certain marketing programs that the Company participated in during the three months ended March 31, 2008, compared to the same period of the prior year. That decrease was partially offset by increases related to business development activities of our collectibles grading businesses during this year’s third quarter.

The $937,000 increase in selling and marketing expenses in the nine months ended March 31, 2008 was primarily attributable to (i) an increase of $446,000 in such expenses to foster brand awareness and to attract increased submissions for our diamond and colored gemstone businesses in the first and second quarters of our fiscal year which coincide with the traditional holiday buying season in those markets; (ii) an increase of $394,000 in selling and marketing expenses related primarily to business development activities by our collectibles grading divisions, which included increased participation at tradeshows, and (iii) increased corporate marketing personnel costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs and other miscellaneous expenses.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
General and administrative expenses	$3,960,000	$3,729,000	$11,637,000	$11,389,000
Percent of net revenues	36.3%	33.6%	36.7%	38.3%

G&A expenses increased by $231,000 and $248,000 in the three and nine months ended March 31, 2008, respectively, compared to the same respective periods last year.  Those increases were primarily attributable to increased G&A expenses incurred by our colored gemstone business and increased stock-based compensation costs.  The increased costs incurred by our colored gemstone business reflects our ownership of that business for the entirety of the nine months ended March 31, 2008, compared with seven and a half months in the corresponding nine month period of fiscal 2007, and infrastructure costs incurred to support the growth of that business.  The increases in stock-based compensation costs included in G&A expenses for the three and nine months ended March 31, 2008 totaled $217,000 and $614,000, respectively, as compared to $161,000 and $426,000 in the same respective periods of the prior year, and were due primarily to the issuance, during fiscal 2007 and 2008, of restricted stock awards to our CEO and the independent members of the Board of Directors.  We also invested in additional accounting and information technology personnel to support the Company’s expanded businesses, the costs of which were partially offset by savings in legal expenses in the three and nine months ended March 31, 2008, compared to the same respective periods of the prior year.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets that were acquired through acquisitions and amortization of software development costs.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Amortization expense	$317,000	$219,000	$873,000	$577,000
Percent of net revenues	2.9%	2.0%	2.8%	1.9%

The increase in the amortization expense was primarily related to the amortization of capitalized software costs incurred in prior fiscal quarters and for which amortization commenced as the development projects were completed.  In addition, in the three and nine months ended March 31, 2008, we incurred nine months of amortization in connection with the intangible assets acquired in the acquisition of our colored gemstone business.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) for share-based payments, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2008	2007	2008	2007
Cost of revenues	$101,000	$77,000	$223,000	$229,000
Selling and marketing expenses	-	3,000	(7,000)	6,000
General and administrative expenses	217,000	161,000	614,000	426,000
	$318,000	$241,000	$830,000	$661,000

Stock-based compensation expense is recorded over the vesting period, or the service period, of the stock-based award.  The increases in stock-based compensation expense in the three and nine months ended March 31, 2008 primarily related to restricted stock awards granted to our CEO and independent directors during fiscal 2007 and 2008.

The total amount of compensation cost related to non-vested awards not yet recognized at March 31, 2007 was $1,210,000, which is expected to be recognized as compensation expense through fiscal 2012, as set forth in the following table, assuming the employees to whom the options or restricted stock awards were granted continue to be employed by us.   However, such amounts do not include any additional options or restricted stock awards that may be granted in the future or any changes that may occur in our forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2008	$237,000
2009	592,000
2010	251,000
2011	116,000
2012	14,000
$1,210,000

Interest Income, Net
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest income, net	$239,000	$511,000	$979,000	$1,624,000
Percent of net revenue	2.2%	4.6%	3.1%	5.5%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts, commercial paper instruments and tax-free securities.  Interest income, net was $239,000 and $979,000 in the three and nine months ended March 31, 2008, respectively, compared with $511,000 and $1,624,000, respectively, in the three and nine months ended March 31, 2007.  These decreases in interest income were primarily attributable to (i) a shift, during the three and nine months ended March 31, 2008, of our cash and cash equivalent balances into liquid tax free money market accounts from taxable investments in which such cash and cash equivalent balances had been held in the corresponding periods of fiscal 2007, (ii) a decrease in our average cash balances in the three and nine months ended March 31, 2008, compared to the three and nine months ended March 31, 2007, due to our use of a portion of our available cash to fund payments of quarterly dividends, capital expenditures and the purchase of our colored gemstone business in August, 2006; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances in the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007, due to reductions in prevailing market rates of interest as a result of actions taken by the Federal Reserve Board.

Income Tax (Benefit) Expense
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Provision (benefit) for income taxes	$(336,000)	$165,000	$(1,364,000)	$336,000
Percent of net revenues	(3.0%)	1.5%	(4.2%)	1.1%

The income tax benefits recorded in the three and nine months ended March 31, 2008 were calculated based on our expected combined federal and state effective income tax rates of approximately 26% and 35% for those periods, respectively.  By comparison, the income tax provision recorded in the three and nine months ended March 31, 2007 were calculated based on our expected combined federal and state effective income tax rates of approximately 170% and 71% for those periods, respectively.  That reduction in our effective tax rate in the first nine months of the current fiscal year was due to our investment of excess cash in a short-term, high-grade tax-free municipal money market fund during the nine months ended March 31, 2008 and the lower percentage effect of stock-based compensation due to the level of losses incurred in the current nine month period.

Discontinued Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes).	$-	$99,000	$(4,000)	$190,000
Percent of net revenues	-	0.9%	-	0.6%

The results of our discontinued operations (net of taxes), which were attributable to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004, are expected to be immaterial going forward.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $28,167,000, as compared to cash and cash equivalents of $42,386,000 at June 30, 2007.  That decrease was primarily attributable to our use of cash to fund quarterly dividend payments, capital expenditures and the purchase of our colored gemstone business in August, 2006.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations.

During the nine months ended March 31, 2008, our operating activities used net cash of $3,012,000, reflecting losses for the period, an increased accounts receivable balance at March 31, 2008 due to the timing of collections, and increased coin inventory balances at March 31, 2008 due to a higher level of coin purchases under our warranty program during fiscal 2008.  In addition, there were changes in the level of our prepaid expenses, accounts payable, accrued expenses and accrued compensation balances, due to the timing of activities in the period.

Net cash used in investing activities was $3,716,000 during the nine months ended March 31, 2008 and consisted primarily of net cash used for short term advances totaling $1,447,000 made to dealers pursuant to our CFC finance program, capital expenditures of $1,436,000, and capitalized software of $943,000.

In the nine months ended March 31, 2008, financing activities used net cash of $7,491,000, primarily related to the payment of $6,404,000 of cash dividends to stockholders and $1,329,000 of repurchases of common stock under the Company’s stock buyback program, partially offset by $242,000 of proceeds from exercise of stock options.

Bank Line of Credit.  As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers and collectors.  All such loans are required to be collateralized by the delivery to us of collectibles that have a fair market value at least equal to the amount of the loans.  The loans are required to be repaid to us when those collectibles are returned to the dealers.  To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit for the original term of two years pursuant to a loan and security agreement that permits CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that meet the bank’s eligibility criteria.  Borrowings under that credit line, the term of which was extended to May 31, 2008, are to bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and are to be secured by the loan receivables due CFC.  There were no borrowings outstanding under that line of credit at any time during the fiscal year ended at June 30, 2007 or the three and nine month periods ended March 31, 2008.

CFC’s obligations under this line of credit have been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement require the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the payment of cash dividends or repurchases of our common stock in an aggregate amount exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.  The Company was in compliance with all covenants at March 31, 2008 or received waivers from the lender.

Outstanding Financial Obligations

In December 2007, the Company entered into a new lease obligation of approximately $3,800,000 over a 10-year period for space for its colored gemstone business.  Under the terms of the lease, the Company is expected to extend this space by December 31, 2008, such that gross lease obligations over the remaining term of that lease will increase to approximately $5,700,000.  We had the following outstanding obligations under operating leases, net of sublease income, at March 31, 2008 (assuming that the additional space will be occupied on January 1, 2009):

Fiscal Year	Amount
2008(remaining 3 months)	$455,000
2009	2,212,000
2010	1,415,000
2011	979,000
2012	985,000
Thereafter	5,066,000
$11,112,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or purchase obligations.  In the event CFC incurs any borrowings under its line of credit, we will have an obligation to repay such borrowings; however, there were no borrowings outstanding under this line of credit at March 31, 2008.

Dividends.  The Company’s current policy calls for the payment of quarterly cash dividends of $0.25 per common share, for an expected annual cash dividend of $1.00 per common share.  This dividend policy was approved by the Board of Directors in June 2007 and dividends paid under this policy to stockholders for the nine months ended March 31, 2008 totaled $6,404,000.  For the nine months ended March 31, 2007, the Company paid quarterly dividends $2,332,000.

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

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iv) continue paying dividends to our stockholders, as determined by the Board of Directors, and (v) fund working capital requirements, and for other general corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication or grading businesses.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at this time.  Those risks and uncertainties include, but are not limited to:

•
changes in general economic conditions generally or changes in conditions in the collectibles or high-value assets markets in which we operate, such as a possible decline in the popularity of some high-value collectibles or assets, either of which could reduce the volume of authentication and grading submissions and, therefore, the grading fees we generate;

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including volatility in the value of precious metals or recessionary or other conditions that could lead to reduced coin and other collectibles submissions or trade show activities that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
the fact that for the fiscal year ended June 30, 2007 and the nine months ended March 31, 2008, our five largest coin authentication and grading customers accounted, in the aggregate, for approximately 14% and 11% of our net revenues, respectively, which means that the loss of any of those customers, or a reduction in their grading submissions to us, would result in a decline in our revenues and a reduction in our operating income;

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

•
the risk that warranty claims will increase to a higher level than in the past such that we will have to recognize additional warranty accruals in anticipation of these claims and our ongoing warranty accrual rate will need to be increased to cover potential higher claims in the future;

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (Revised).  This standard replaces SFAS No. 141, Business Combinations, but retains the fundamental requirements in Statement 141 that the acquisition method (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. Statement 141(R) changes previously issued authoritative guidance by (i) requiring that assets and liabilities arising from contingencies be recognized at fair value as of the date of the acquisition as opposed to future periods when, or if, any or all of the contingencies may be resolved, (ii) certain pre-acquisition related costs such as those that were previously accounted for as part of the acquisition are now accounted for outside of the acquisition, and (iii) tangible and intangible assets acquired at the time of the acquisition related to in-process research and development are now accounted for as an asset and carried at fair value at the time of the acquisition and subject to impairment testing.  SFAS No. 141(R) applies to all new business combinations in which the acquisition date occurs after the start of the first reporting period following March 15, 2008.  Earlier adoption is prohibited.  Statement 141(R) has no impact on recent acquisitions completed by the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, usually referred to as minority interests and for the deconsolidation of a subsidiary. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after March 15, 2008. Earlier adoption is prohibited. Statement 160 has no impact on the Company, as all of our subsidiaries are wholly-owned by us.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedges items affect the entity’s financial position, performance and cash flow.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009.  This Statement is not expected to have an impact on the Company’s results of operations or financial condition.

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

On December 21, 2007, the SEC issued SAB No. 110 in which the SEC updated its position in SAB 107 concerning the use of a “simplified” method to calculate the expected term used in the determination of the fair value of a stock option using the Black-Scholes-Merton closed-form model. Under SAB No. 107, the SEC had limited the use of the “simplified” approach until March 31, 2007 under the assumption that registrants would be able to develop adequate factual histories instead of relying upon a simplified approach. Under SAB No. 110, use of the simplified approach is permitted beyond March 31, 2007 under certain circumstances.  SAB No. 110 has no impact on our determination of the expected term assumption used in the Black-Scholes-Merton model.

ITEM 2A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At March 31, 2008, we had $28,167,000 in cash and cash equivalents, primarily invested in a low-yield government money market fund.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March, 2005, Miller filed a Notice of Appeal seeking an appellate court review, a reversal of the judgment entered by the trial court and a finding, that as a matter of law, he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

On February 1, 2008, a three-judge Appellate Court ruled unanimously in favor of the Company, holding that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used; (ii) Miller has the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he must prove that Collectors Universe violated the statute at issue or common law and, if he succeeds in proving such a violation, he must prove that he was damaged as a result of that violation in order to recover any amounts against the Company and (iii) in any such retrial Miller cannot seek, as a measure of damages, to multiply $750.00 by the number of times, if any, that Collectors Universe used his name without his consent.

In February, 2008, Miller filed a petition for review of the Appellate Court’s decision by the California Supreme Court.  On April 23, 2008, the California Supreme Court denied Miller’s petition for review.  Miller has until July 7, 2008 to file for a new trial, in accordance with the ruling, as described above, of the Appellate Court, or accept the judgment for $14,060 plus $750 statutory damages.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Share Repurchases.

On December 6, 2005, we reported that our Board of Directors had authorized a stock buyback program, pursuant to which the Company may, from time to time, in accordance with the applicable Securities and Exchange Commission rules, purchase up to an aggregate of $10 million of its shares of common stock in open market and private transactions, when opportunities to makes such purchases become available at attractive prices.  The Company is under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock, and the number of shares that become available for sale at prices that the Company believes are attractive.  In addition the Company may suspend or terminate this program at any time, without notice.  Through December 31, 2007, the Company had repurchased approximately 254,000 shares of common stock at a purchase price of approximately $3,600,000.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2008.

	(a)	(b)	(c)	(d)
Monthly Periods Through March 31, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs

January 1 to January 31, 2008	0	N/A	N/A	$6,437,372
February 1 to February 28, 2008	42,865	$9.62	412,450	$6,024,922
March 1 to March 31, 2008	99,011	$9.18	908,614	$5,116,308
Total	141,876	$9.31	1,321,064

ITEM 6.	EXHIBITS

(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 9, 2008	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 9, 2008	/s/ JOSEPH J. WALLACE
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