Form 10-K
period 2008-06-30
COLLECTORS UNIVERSE INC
filed 2008-09-30
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

As of December 31, 2007, the aggregate market value of the Common Stock held by non-affiliates was approximately $91,601,261 based on the per share closing price of $12.30 of Registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of September 26, 2008, a total of 8,361,344 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2008, for its Annual Meeting of Stockholders scheduled to be held on December 2, 2008.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may”.  Forward looking statements are estimates or predictions about the future.  Those estimates or predictions are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Annual Report.  Those risks and uncertainties are described in Item 1A of Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, readers of this Annual Report are urged to read the cautionary statements contained in those items of this Annual Report.  Due to these uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1.   BUSINESS

Overview

We are a leading provider of value-added authentication, grading and information services to dealers and collectors of high-value coins, sportscards, autographs, stamps and vintage U.S. currency notes (which we will sometimes generally refer to as “collectibles”) and to wholesale and retail dealers of diamonds and colored gemstones.

Collectibles.  The collectibles that we authenticate and grade have market values generally ranging from $100 to over $1 million, due principally to their rarity, age or association with famous individuals or historical events.

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

 The market values of the diamonds and colored gemstones that we grade generally range from approximately $200 to over $1 million, depending, in the case of diamonds, primarily on their weight, color and clarity.  The market values of colored gemstones depend primarily on their color, tone, and clarity and the presence of and type of enhancements, which are made to almost all colored gemstones to improve their color or clarity or both.  The market value of a colored gemstone also can be affected by its country of origin.

Our customers, who usually consist of wholesale and retail dealers and auction companies, submit diamonds and colored gemstones to us for:

▪	Confirmations, by our independent experts, that the diamonds or colored gemstones are, in fact, natural (as opposed to synthetically manufactured); and

▪
Evaluations of their physical condition and appearance and the assignment of a grade by our independent experts on the basis of uniform quality standards that, in the case of diamonds, relate to their color and clarity and, in the case of colored gemstones relate to color, tone, clarity, enhancements and, in some cases, country of origin.

Our Diamond Grading and Certification Services.  Upon completion of the grading process for diamonds, a GCAL certificate is issued that sets forth the weight, cut, color and clarity grades assigned to the diamond by GCAL, along with other information that is measured as part of the grading process, such as the dimensions of the diamond.  GCAL also includes a direct light performance analysis of each diamond utilizing a proprietary process that measures, in a digital image, the number of pixels of light that pass through a diamond, ranking the light performance higher for more light and lower for less light.  A similar process measures the symmetry of the cut of the diamond, another feature that can have a direct impact on the brilliance and reflectivity of a diamond.  A graphic representation of the brilliance and symmetry is included on the certificate.  Additionally, using a patented technology for non-invasive diamond identification that we acquired in December 2005, we digitally capture and record the unique refractive light pattern of the diamond (which we refer to as a “Gemprint”), that we store in our computer database, cross-indexed to the certificate number issued with the diamond2.  This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.  GCAL provides a limited warranty with respect to the color and clarity grades that GCAL assigns to the diamonds it certifies.

We believe that Gemprint’s process provided by GCAL is the only non-intrusive diamond identification service offered by any diamond certification company and that no diamond certification company, except GCAL, warrants the color and clarity grades it assigns to the diamonds they certify.

In fiscal 2008, we began offering some of our services separately that were previously only available as a part of the bundled services on a diamond grading certificate.  These separately offered services, include the issuance of (i) a direct light performance report, which provides information on the optical brilliance and optical symmetry of a diamond that can assist a retailer in demonstrating one of the most important points of differentiation between two or more diamonds; and (ii) a Diamond ID report that provides a “gemprint” of the diamond and registration of that gemprint in our global database to assist in positive identification of the diamond in the event it is lost or stolen or to confirm its authenticity in the event the owner later seeks to sell it.

[2]	GCAL, Gemprint and AGL and each of the logos associated with their respective names, are registered service marks of the Company.

Additionally, in fiscal 2008, we launched the Certified Diamond Exchange (CDE), an Internet based business-to-business exchange exclusively for GCAL certified diamonds.  The buyers and sellers on CDE register with us, which entitles them, without charge, to buy or sell GCAL certified diamonds on the exchange.  The buyers on CDE are generally retailers and jewelry manufacturers.  Wholesale sellers have presented for purchase millions of dollars of GCAL certified diamonds and will generally deliver the diamond via overnight delivery directly to the buyer’s store or facility.   There are over 30,000 retailers in the United States registered with the Jewelers Board of Trade and since inception in November 2007, CDE has registered over 2,000 buyers.  The sellers on CDE are, for the most part, diamond dealers and cutter/polishers who offer diamonds on the exchange that are GCAL certified diamonds.  CDE increases the availability and distribution of GCAL certified diamonds and provides an incentive for diamond sellers to obtain GCAL diamond certifications on diamonds in order to place those diamonds on the CDE for sale directly to thousands of retailers in the United States who have registered to purchase GCAL certified diamonds on the CDE.

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

AGL warrants the identification information with respect to the colored gemstones it certifies, but does not warrant information relating to the enhancement, color, clarity or country of origin of the colored gemstone.

In fiscal 2008, we developed the Colored Gemstone Exchange (CGE), an Internet based business-to-business exchange exclusively for gemstones carrying AGL documents. The buyers and sellers on CGE register with us, which entitles them, without charge, to buy and sell AGL certified colored gemstones from the exchange.  The buyers on CGE are generally retailers and jewelry manufacturers.  Gemstone dealers list for purchase on the CGE, gemstones with AGL documentation as to their identification, weight, shape and enhancements.  Of key importance in this market is the inclusion of color images on the exchange for each of the gemstones, since the color of a colored gemstone is perhaps the most important feature.  Generally, in the current marketplace, there are no methods for a buyer to know the color of a gemstone without physical examination as imaging is not widely utilized. Because each gemstone has an AGL document with an image, CGE electronically shares the digital image from the AGL document database to display an attractive color image.  On CGE, buyers have the opportunity to purchase these gemstones directly from wholesale sellers who will generally deliver the gemstone via overnight delivery directly to the buyer’s store or facility.  The sellers of AGL certified gemstones on the CGE are primarily gemstone dealers and cutter/polishers.  We believe that CGE increases the availability and distribution of many of the smaller colored gemstones, valued from $200 to approximately $20,000, that carry the new AGL Fast Track documentation and that the increased liquidity offered by CGE creates an incentive for gemstone sellers to obtain AGL Fast Track documentation for these smaller and less valuable colored gemstones..

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

We also have developed some of the leading brands in the collectibles, diamonds and colored gemstones markets in which we conduct our business:

▪	“PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

▪	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service;

▪	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia;

▪	“PSE” (Professional Stamp Experts), which is the brand name for our independent stamp authentication and grading service;

▪	“PCGS Currency” the brand name for our currency authentication and grading service;

▪	“GCAL” (Gem Certification & Assurance Lab), which is the brand name for our independent diamond authentication and grading service; and

▪	“AGL” (American Gemological Laboratories), which is the brand name of our independent third party colored gemstone grading business.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2008, we had authenticated and graded more than 15 million coins.  In 1991, we launched our PSA sportscard authentication and grading service and, through June 30, 2008, had authenticated and graded over 11 million sportscards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia. We started our PSE stamp authentication and grading service in 2000.  We launched PCGS Currency as an extension of the PCGS brand in March 2005. In the second quarter of fiscal 2006, we acquired GCAL and the Gemprint technology.  We acquired AGL in the first quarter of fiscal 2007.

The following table provides information regarding the respective numbers of coins, sportscards, autographs and stamps that we authenticated or graded from 2006 to 2008, the number of diamonds we authenticated and graded since the acquisition of GCAL, our diamond authentication and grading service, in the second quarter of fiscal 2006 and the number of colored gemstones we authenticated and graded since the acquisition of AGL, our colored gemstone authentication and grading service, in the first quarter of fiscal 2007.

	Units Processed
	2008		2007		2006
Coins	1,474,900	47%	1,558,700	50%	1,786,300	55%
Sportscards	1,329,500	42%	1,262,700	41%	1,200,300	37%
Autographs	199,600	6%	169,800	5%	179,700	6%
Stamps	53,000	2%	66,200	2%	37,000	1%
Currency	59,200	2%	36,200	1%	28,800	1%
Diamonds(1)	30,000	1%	25,000	1%	6,700	-
Colored Gemstones(2)	4,700	-	2,000	-	-	-
Total	3,150,900	100%	3,120,600	100%	3,238,800	100%

The following table sets forth the estimated values at which our customers insured the collectibles, diamonds and colored gemstones that they submitted to us for grading or authentication.

	Declared Values (000)
	2008		2007		2006
Coins	$1,327,000	73%	$1,435,000	82%	$1,613,000	90%
Sportscards	90,000	5%	88,000	5%	75,000	4%
Autographs	26,000	2%	24,000	1%	15,000	1%
Stamps	25,000	1%	12,000	-	21,000	1%
Currency	45,000	2%	32,000	2%	43,000	2%
Diamonds(1)	225,000	12%	97,000	6%	27,000	2%
Colored Gemstones(2)	93,000	5%	62,000	4%	-	-
Total	$1,831,000	100%	$1,750,000	100%	$1,794,000	100%

1      We commenced the authentication and grading of diamonds in the second quarter of 2006 when we acquired GCAL and Gemprint.
2      We commenced the authentication and grading of colored gemstones in the first quarter of 2007, when we acquired AGL.

We generate revenues principally from our authentication and grading service fees.  For collectibles, those fees range from $4 to over $200 per item authenticated and graded, based primarily on the type of item authenticated or graded and the turn-around times selected by our customers, which range from 1 to approximately 60 days.  In fiscal 2008 our authentication and grading fees for all our businesses averaged $10.90. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turn-around times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles, than they do for modern collectibles.  Diamond authentication and grading fees, generally range from $30 to over $300 based on the weight of the diamond and are fixed with specific delivery times; although fees sometimes vary in the case of contracts that provide for volume submissions.  Authentication and grading fees for AGL range from $25 to $2,500 based on whether the customer requests our Prestige Service or our Fast Track Service, the weight of the colored gemstone and whether the customer requests that we certify the country of origin of the colored gemstone.

We also generate on-going revenues, to a lesser extent, from (i) sales of advertising on our websites; (ii) sales of our printed publications and price guides and advertising placed in such publications; (iii) sales of our rarity or “population” reports that contain data regarding the total number of coins and sportscards we have graded since our inception, categorized by item type and grade determination; (iv) monthly subscription fees associated with our Internet-based, dealer to dealer exchange “CCE” (Certified Coin Exchange) for certified coins; and (v) trade show management fees generated by our trade show management company, Expos Unlimited LLC (“Expos”), which promotes and manages two well known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  We believe that our printed publications, price guides and reports make collectors better informed consumers and make collecting more interesting and exciting for them while our dealer to dealer exchange provides a source of additional liquidity to coin dealers seeking to sell PCGS certified coins.

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

Although, in the case of diamonds and colored gemstones, the weight of the stone (as measured by mechanical devices) has a significant impact on value, quality ratings also have a material impact on value. A round brilliant cut two carat natural diamond with a GCAL grade D color (which is the most desirable blue-white color on the scale from D to the yellow tint of a P color) and a clarity grade of flawless or “FL” (which indicates that the diamond has no imperfections or inclusions) has an approximate wholesale market value ranging from $75,600 to $79,800. By comparison, a similar cut two carat diamond with a GCAL grade I color and a clarity grade of SI2 (which is in the midpoint range of clarity) has an approximate wholesale market value ranging from $13,200 to $13,940.  In the same manner, a rectangular cut two carat emerald with AGL color grade 3, a tone of  70 (a very attractive and intense green) and a clarity grade of “LI” (or lightly included) has an approximate market value ranging from $18,000 to $20,250. By comparison, a similar cut emerald with AGL color grade 6, a tone of 50 (an average color and intensity of green) and a clarity grade of “MI2” (moderately included) has an approximate market value ranging from $3,600 to $4,800. The country of origin, of a colored gemstone also can affect its market value.  For example, the same oval cut two carat Blue Sapphire with an AGL color grade of 3, a tone of 70 (rich and deep blue) and a clarity grade of “LI” has an approximate market value ranging from $2,800 to $3,400 if its country of origin is Burma, but would have an approximate market value ranging from $20,000 to $22,000 if its country of origin is Kashmir.

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

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased by them at collectibles shows, auction houses and local dealer shops. Diamonds and colored gemstones have been marketed at retail through tens of thousands of retail jewelry stores or in departments of large general retail stores. These markets were highly inefficient because:

▪	they were fragmented and localized, which limited both the variety of available collectibles, diamonds and colored gemstones and the number of potential buyers;

▪	transaction costs were often relatively high due to the number of intermediaries involved;

▪	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles, diamonds and colored gemstones being sold; and

▪
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

▪
determinations, from independent, third party experts, of the authenticity of the high-value collectibles, diamonds and colored gemstones that sellers, purchasers and collectors purchased, particularly “sight-unseen” or over the Internet;

▪	representations of quality based on uniform standards applied by independent, third party experts; and

▪	authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

—	its rarity;

—	its quality or grade; and

—	its historical and recent selling prices.

The Impact of eBay and other e-Commerce Websites on the Collectibles, Diamond and Colored Gemstone Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites such as Blue Nile and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles, diamond and colored gemstone markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles, diamonds and colored gemstones; (ii) eliminates or reduces the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles, diamonds and colored gemstones that are listed for sale on the Internet.  Buyers have no ability to physically examine them, and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet selling websites, such as eBay, Blue Nile and Amazon, has increased awareness of the importance of, and the demand for, independent third party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase collectibles, diamonds and colored gemstones “sight-unseen,” with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by:

▪
eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third party authentication and grading services, as well as similar services offered by some of our competitors; and

▪
Blue Nile’s use of GCAL’s services to certify all of the diamonds comprising its Signature Collection, which are the highest quality diamonds that Blue Nile sells, even when those diamonds have already been certified by other well-known diamond certification services.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  Currently, we employ 20 experts who have an average of 27 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder that bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

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

PSA Sportscard Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for sportscards.  Our independent sportscard experts certify the authenticity of and assign a grade to sportscards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2008, we employed 15 experts who have an average of 24 years of experience in the collectible sportscard market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in sportscards, including over the Internet and at telephonic sports memorabilia auctions.

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Vintage autograph authentication can involve the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars; and (iii) a handwriting analysis.  As of June 30, 2008, we employed 3 autograph experts with an average of 23 years of experience in the autograph memorabilia market, as well as 3 consultants on a contract basis.

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

PSE Stamp Authentication and Grading Services.  In January 2000, we launched our Professional Stamp Experts (PSE) as an independent, third party stamp authentication and grading service.  We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps.  We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp.  There have been viable third party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults.  However, prior to our entry into the stamp market, independent third party stamp grading was non-existent.  As a result, we encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from sportscard dealers when we launched PSA.  In October 2005, the Philatelic Foundation based in New York began using PSE’s numerical grading system to assign grades to stamps.  In the spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also adopted and incorporated PSE’s numerical grading system into their bi-annual valuing supplement.  These two events have established PSE’s numerical grading scale, and we believe has facilitated the continuing spread of third-party stamp authentication and grading, throughout the philatelic industry.  As of June 30, 2008, we employed 6 stamp graders, and use another expert on a part-time basis.  Those graders have an average of 33 years of experience in the collectible stamp market.

Vintage U.S. Paper Currency Authentication and Grading.  In the third quarter of fiscal 2005, we began marketing a U.S. paper currency authentication and grading service, which we decided to brand as “PCGS Currency” because many of the dealers of currency notes are familiar with and have used PCGS’ coin authentication and grading service.  As of June 30, 2008, we employed 3 currency experts with 16 years of experience and use the services of 2 other experts on a contract basis.

GCAL Diamond Authentication and Grading Services. In November 2005, we acquired Gem Certification & Assurance Lab (GCAL), which is as an independent, third party diamond authentication and grading service that has been in the business of diamond authentication and grading since 2001. We use the internationally recognized system for grading diamonds, commonly referred to as the “4C’s”.  In December 2005, we acquired the assets of Gemprint Corporation, which consisted primarily of a patented non-invasive diamond identification technology that enables us to create and record the digital image of the unique refractive light pattern or “fingerprint” (which we refer to as the “Gemprint”) of the diamonds that GCAL grades.  We store the digital image of the “Gemprint” in our database, cross-indexed to the diamond’s grading certificate that is issued by GCAL, which is assigned its own number for recordkeeping and identification purposes.  This “Gemprint” process enables us to match GCAL graded diamonds, on a one-to-one basis, with their GCAL certificates, thereby providing an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, altering the grading certificate or switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond.

There are more than ten diamond grading services in operation.  Four of those existing grading services, including GIA, have been in operation for more than 20 years and are larger and better known than GCAL.  However, unlike GCAL, almost all of the key competitors are owned, managed or governed by diamond dealers that are in the business of selling diamonds, including those graded by such grading services.  As a result, we believe that those grading services potentially have inherent conflicts of interest when grading diamonds submitted by those dealers and, therefore, do not provide truly independent third party grading services.  Additionally, unlike GCAL, none of these existing services has any non-intrusive process to secure the identification of diamonds that they have certified in order to make it possible to detect misrepresentations of the quality which can occur by altering the information on or switching a grading certificate.  As a result, we believe that GCAL’s greater independence and its Gemprint diamond identification technology, along with the warranty of the quality determinations of color and clarity that CGAL issues provide it with a competitive advantage that we are promoting as a means of increasing GCAL’s share of the diamond grading market.  Currently, we employ 8 diamond graders who have an average of 21 years of diamond grading experience.

AGL Colored Gemstone Authentication and Grading Services.  In August 2006, we acquired American Gemological Laboratories (AGL), one of the leading independent third party authentication and grading services for colored gemstones, such as emeralds, rubies and sapphires.  Its services are used by, among others, Sotheby’s and Christie’s for their jewelry auctions and by jewelry retailers such as Cartier and Fred Leighton.  AGL has been in the business of authenticating and grading colored gemstones since 1977. We utilize the fundamental information obtained in GIA vocational classes, but (i) express the color and tone using a three digit system we developed called ColorScan; (ii) express the color and hue combinations using a 1 to 10 scale in half-point increments; (iii) describe tone on a scale of 0-100; and (iv) identify clarity grades on a scale using descriptors such as “FI” meaning “Free from Inclusions”, to “MI1” and “MI2” meaning “Moderately Included” to “E1”, “E2” and “E3” meaning “Excessively Included”.  Enhancement analysis and country of origin identification are accomplished by comparing the gemstones to our database reference set of over 5,000 colored gemstone samples, which we believe is one of the largest such reference collections in the world, personally accumulated by AGL’s president in travels around the world to various mining sites.  There are more than six competing colored gemstone authentication and grading services in operation, of which, only three have been in operation for a similar period of time as AGL.  Currently, we employ 4 grading experts with an average of 26 years of experience.

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for third party certified coins.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990 with similar operations for uncertified coins dating back to the 1960’s.  The CCE website features over 200,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com.  The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, and users can search for and sort coins listed on Collectors Corner.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  Currently, Collectors Corner has over 44,000 coins offered for sale with offering prices aggregating in excess of $45 million.  In December 2007, as an extension of the Collectors Corner business-to-consumer website, we launched a segment for certified currency, which makes the search and sorting capabilities of Collectors Corner available to consumers of currency, as well as coins.  Sellers of currency on Collectors Corner pay a separate fixed monthly fee to list currency for sale.  Collectors Corner now has over 1,400 items of currency offered for sale with offering prices aggregating approximately $3 million.  In May 2008, as a further extension of Collectors Corner, we launched a segment for sportscards.  In a similar fashion to coins and currency, all consumers are able to search and sort for certified sportscards.  Sellers of sportscards pay a separate fixed monthly fee to list sportscards for sale.   Collectors Corner now has over 32,000 sportscards offered for sale with offering prices aggregating more than $3.5 million.  Collectors Corner is receiving, on average, over 50,000 visits per month with over 425,000 pageviews. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, currency and sportscards, increases the volume and turnover of these items, which benefits PCGS, PCGS Currency and PSA, respectively, because, as a general rule, increases in sales and purchases of coins, currency and sportscards increases the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins, currency and sportscards certified by PCGS, PCGS Currency and PSA, respectively, bought and sold between dealers and consumers.  We are in the process of further extending the concepts and systems developed for Collectors Corner into the stamp market where we offer authentication and grading certification services.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish Sports Market Report, which we publish on a monthly basis primarily for distribution to approximately 7,600 PSA Collectors Club members and the Stamp Market Quarterly, which we publish for distribution to approximately 2,000 stamp dealers and collectors.  In addition, we publish Palmieri’s Market Monitor, an educational and informative diamond and gemstone-industry publication.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins and PSA in sports have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PCGS Currency, PSE in stamps and CCE and Collectors Corner in coins.

Our Mission

             Our mission is to provide the finest available authentication and grading services to sellers and buyers of high-value collectibles and other high-value assets in order to:

▪	increase the values and liquidity of the high value collectibles and other high value assets;

▪	enable and facilitate transactions in high value collectibles and other high value assets;

▪	generally enhance interest, activity and trading in high value collectibles and other high value assets; and

▪	achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

Our Growth Strategy

Our growth strategies include:

▪	Leveraging the strong brand awareness that we have achieved in our existing collectibles markets:

—	to increase the demand for and use of our services not only by dealers, but also by collectors, only a relatively small percentage of which use independent authentication or grading services; and

—	to introduce new value-added services to customers in our existing collectibles markets.

▪
Increasing GCAL’s  market share by (i) offering services, such as its Gemprint diamond identification service either combined with the authentication and grading service or separately as a stand-alone service, that are not available from its competitors, (ii) implementing marketing programs targeted at sellers and purchasers of diamonds which emphasize the benefits of the GCAL grading certificate, (iii) continuing to provide faster turnaround service and more competitive pricing, and (iv) using the selling incentive of the Certified Diamond Exchange (CDE) which offers GCAL certified diamonds exclusively.

▪
Increasing AGL’s share of the middle and high-end segment of the colored gemstone market by (i) offering enhanced grading services, such as a guarantee of identification, primarily to dealers and high-net worth consumers, (ii) marketing the benefits of AGL’s services, including offering a lower priced authentication and grading certificate, with accurate identification and disclosure of appropriate enhancements, which are needed by gemstone dealers to comply with Federal Trade Commission guidelines, and (iii) using the selling incentive of the Colored Gemstone Exchange which offers AGL documented gemstones exclusively.

▪
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

Although we have authenticated and graded over 15 million coins since the inception of PCGS and over 11 million sportscards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and vintage sportscards have been authenticated and graded.  According to recent data available on eBay’s websites, the number of coins being sold at any one time on eBay generally ranges from approximately 105,000 to 150,000, of which only approximately 13% are authenticated and graded by a third party authentication and grading service, such as ours. Similarly, the number of sportscards being sold at any one time on eBay generally ranges from approximately 320,000 to 470,000, of which only about 10% are independently authenticated and graded.  Additionally, we estimate that we have authenticated and graded less than 5% of the potential market of autographs and stamps in the United States.  Also, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors and, which we expect will be submitted for independent third party authentication and grading.

To take advantage of these market opportunities, we have:

▪
enhanced our marketing programs to promote our brands and services directly to Internet and other auction-related businesses.  These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

▪	initiated joint marketing programs with collectibles dealers that are designed to make their customers aware of the availability and benefits of our authentication and grading services;

▪	established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

▪
developed and expanded our Set RegistrySM programs to increase demand for our collectible coin, sportscard and stamp authentication and grading services among collectors and to increase traffic on our websites;

▪
developed and linked buying demand from our Set Registry program to Collectors Corner in order to increase the referral of PSA sportscard buyers to Collectors Corner dealer-subscribers, thereby enhancing the value of the subscription and increasing the preference for PSA graded sportscards in the market;

▪	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third party products certified by us; and

▪	increased the promotion of our Collectors Clubs to attract and to provide incentives for collectors to use our services.

Expanding Services in our Existing Markets.  Using the brand recognition we have established in the markets we serve, we have expanded services in our existing markets.  These services include:

▪
Participation at Collectibles Trade Shows.  Each year we participate in approximately 40 collectibles trade shows that attract collectibles dealers and collectors who buy and sell collectibles at those shows.  At some shows, we offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services.  In July 2006, we acquired Expos Unlimited LLC (“Expos”), a tradeshow management company that operates two well-known coin, stamp and collectibles shows in Long Beach and Santa Clara, California.  This acquisition assures us of the continued availability of the primary show venue in Long Beach for our authentication and grading services.

▪
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

▪
Autograph Grading Services.  We launched autograph grading services, beginning with single signed baseballs. Our autograph grading service meets existing and creates additional demand for differentiation in the quality, and thus in the value, of autographed memorabilia. Our grading is based primarily on sharpness, intensity, readability and clarity of autographs.

▪
Expansion of Website Information Services.  We have been expanding the information available on our websites, including the addition of: (i) historical coin auction prices; (ii) reproductions of historical reference books; and (iii) the contents of famous coin, sportscard and stamp collections.  These services are designed to attract new collectors, increase the number of visitors to our websites and increase advertising revenues. Currently, PCGS.com has, on average, over 500,000 visits, with over 2.7 million page views per month, and PSACARD.com has, on average, over 180,000 visits, with over 1.5 million page views per month.

▪
eBay Promotional Programs.  Leveraging our expertise and reputation as a leading independent third party authenticator and grader of high-value collectibles, we work with eBay to create programs designed to increase the marketability of collectibles on its auction websites and, at the same time, promote our authentication and grading services. For example, we introduced and provide a fee-based “Quick Opinion” autograph authentication service to visitors on eBay’s sports memorabilia auction website, whereby our autograph experts render an authenticity opinion based on an examination of the digital image of the autograph posted on eBay. We also have included  information about the benefits of our authentication and grading services on our websites, to which eBay has placed links on its collectibles websites in order to make that information readily accessible to its users.

▪
Set Registry Programs.  We have improved our Set Registry programs with an investment in software and technology that drives the program on the separate websites of our authentication and grading services.  The Set Registry provides a free Internet-based program to allow collectors in a specific market to record their collection online in a chosen sub-market, such as Morgan Dollars in coins or 1948 Bowman in sportscards and to compare their collection in completeness and quality to all other similar collections that are registered and receive a ranking of the participant’s registered set.  Each year, the Set Registry awards prizes for the highest ranking sets and maintains a “Hall of Fame” for the best sets ever assembled.  To maintain the integrity of the program and to provide a preference for our authentication and grading services, all of the items in each registered set must have been authenticated and graded by one of our authentication and grading services.  Set Registry is deployed by PCGS, PSA,  PSE, and PCGS Currency.  In fiscal year ended June 30, 2008, the number of registered sets on our Set Registries increased by 26%, 27%, 74% and 327%, in PCGS, PSA, PSE and PCGS currency, respectively.

Increasing GCAL’s Share of the Diamond Market.  We believe that we can increase GCAL’s share of the diamond grading market, notwithstanding competition from the larger and more established grading services, such as GIA, by promoting GCAL’s independence, its policy, practice and reputation for consistent and rigorous application of diamond grading standards, the warranty of color and clarity grades it issues, the security associated with the Gemprint of each GCAL certified diamond which, among other benefits, deters switching of diamonds and associated grading reports and the other services that GCAL is able to offer, such as our grading guarantee, that are not available from its competitors.  Additionally, we believe that only about 50% of the diamonds larger than 0.50 carat are offered with third party authentication and grading services and we have found that many diamond retailers do not promote the availability of diamond grading services and that the majority of consumers do not request such services when purchasing diamonds.  As a result, we believe that the opportunity exists for us to grow the demand for GCAL’s services and enable us to increase its market share.  According to the U.S. Geological Survey 2006 Minerals Yearbook, the United States imported 17 million carats of polished diamonds in 2006, of which 6.0 million carats were of 0.5 carats or larger.

To take advantage of these opportunities, since acquiring GCAL, we have:

▪	Enhanced and established GCAL as a brand providing high quality and consistent authentication and grading services.

▪
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

▪
Launched the Five Star Diamond Grading Certificate that includes five distinct services combined into one certificate at a 20% to 50% discount to the fees that we believe the customer would have to pay to purchase these services separately.  GCAL’s Five Star certificate also means that the customer need only keep a single grading certificate, rather than having to maintain multiple grading certificates issued by the different grading services.  The five bundled services include:

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

—
Gemprint Security Registration, which is a service that captures the unique light refraction pattern of a diamond in a digital format and records the unique “fingerprint” of the diamond, and registers that image in a database, which provides assurance that a GCAL certified diamond can be matched to the original certificate, thereby making it possible to detect misrepresentations of the quality of the diamond by mans of switching or altering its grading certificates.

—
Laser Inscription, which is a service that inscribes information using a cold laser on the girdle of the diamond. Laser inscription is often used for quick identification, engraving of logos or particular phrases. Laser inscription is one of the most often requested extra services that is included in the GCAL bundled services.

Grading Guarantee, which is a limited warranty that provides assurance to the diamond purchaser that if the diamond is submitted for re-grading, within two years following the date of its original examination (which may occur as a result of a resale of the diamond), the color and clarity grades on the re-grading will be equal to the color and clarity grades assigned on the diamond’s original grading.  Due to the grading process employed by GCAL, the grading experts who re-grade a diamond are not able to determine the original grades assigned to the diamond and, therefore, the rating assigned on re-grading cannot be affected by the original grades given to the diamond. This guarantee is the first and only warranty issued in the industry and provides the buyer with increased confidence in the quality rating provided by GCAL. Fair and Consistent Clarity and Color Certification, which is the result of the consensus process employed by GCAL, where at least two qualified diamond experts must agree on the subjective grading of Clarity and Color, two of the four “C’s” of diamond grading. The other two “C’s” are Carat and Cut, both of which are measured by high technology machines.  Differences in one grade of Clarity or one grade of Color may result in value differences in the marketplace from 10% to 50%.

▪
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

▪
Launched the Certified Diamond Exchange (CDE), an Internet based business-to-business exchange exclusively for GCAL certified diamonds (www.cdediamonds.com).  The buyers and sellers on CDE register for free. The buyers on CDE are generally retailers and jewelry manufacturers, Wholesale sellers  have listed for sale, on the CDE, millions of dollars of GCAL certified diamonds and, on completion of a sale, a seller generally will deliver the diamond via overnight delivery directly to the buyer’s store or facility.  There are over 30,000 retailers in the United States registered with the Jewelers Board of Trade and, since its inception in November 2007, CDE has registered over 2,000 buyers.  The sellers on CDE are diamond dealers and cutter/polishers who are currently not charged a fee for listing their diamonds for sale on the CDE; however, they may only offer GCAL certified diamonds for sale on the CDE.  The CDE increases the availability and distribution of CGAL certified diamonds and the increased liquidity provided by the CDE creates an incentive for diamond sellers to obtain GCAL diamond certifications so as to be able to offer their diamonds for sale on the CDE.

▪
Launched separate services for Direct Light Performance and Gemprint Security Registration that were previously only available as a part of the combined services on a GCAL diamond grading certificate.  The direct light performance report offers information on the optical brilliance and optical symmetry of a diamond that can assist a retailer in demonstrating one of the most important points of differentiation between two or more diamonds.  The Diamond ID report offers a Gemprint of the diamond and registration in our global database to assist in positive identification of a diamond in the event it is lost or stolen.  The separate service not only provides an opportunity for increased branding of GCAL on diamonds that trade in the marketplace but also reinforces the value proposition of the bundled services associated with the GCAL diamond grading certificate.

■
Obtained accreditation of GCAL operations from the International Organization for Standards (“ISO”) under standard 17025:2005, which required GCAL to meet the rigorous standards of the ISO relating to (a) management requirements primarily with respect to the operation and effectiveness of the quality management systems within GCAL's gemological laboratory, and (b) technical requirements relating to the competence of GCAL's staff, methodologies and test/calibration equipment.  GCAL is now one of only three diamond grading labs in the world and the only one in North America that is accredited under ISO 17025:2005, although International Gemological Institute in North America, and the Gemological Institute of America’s (“GIA”) Gem Instruments Division are accredited under the less rigorous ISO 9001 accreditation. We believe that, because the diamond grading business is global and the majority of the authorized distributors associated with the diamond mines are not domiciled in the United States, and larger jewelry retailers realize that there can be marketing benefits in using the services of an accredited gemological grading service, we believe that ISO accreditation can be an important factor in the decisions they make in selecting the authentication and grading service they will use.

Increasing AGL’s Share of the Colored Gemstone Market.  We believe we can increase AGL’s share of the colored gemstone authentication and grading market, because authentication and grading services are requested on less than 1% of all the colored gemstones purchased for $500 or more.  According to the U.S. Geological Survey 2006 Minerals Yearbook, imports into the United States of colored gemstones in 2006 included 3.9 million carats of emeralds, 3.6 million carats of rubies and 6.8 million carats of sapphires, along with 2.2 billion carats of other colored gemstones.  We estimate that, in the high-value market served by auctioneers, such as Sotheby’s and Christie’s, third party authentication and grading is requested by the auctioneers for 30% to 50% of the colored gemstones sold at those auctions.  We also estimate that AGL’s share of the certification services purchased by sellers or purchasers of colored gemstones at those auctions is approximately 30%.  In the lower to middle value segment of the market, colored gemstones are generally sold at retail in similar stores and venues as diamonds.  Although this selling environment is quite familiar with the concept of third party authentication and grading of diamonds, retailers and others in this segment of the market generally do not use any third-party authentication and grading services for lower to middle value gemstones.  Further, the Federal Trade Commission has promulgated regulations, requiring retailers to disclose enhancements to colored gemstones where those enhancements (a) are not, or may not be, permanent; (b) create special care requirements; or (c) have a significant effect on the gemstone’s value.  Because most retailers do not have sufficient information or expertise to make the determinations required to satisfy these Federal disclosure requirements and retailers generally know that consumer confidence is increased with third-party authentication and grading, we believe we can increase our sales of our colored gemstone certification services by offering an independent, third party certificate of color, tone and clarity, with the required disclosures about enhancements, in this low to middle-value segment of the colored gemstone market, priced at a level that makes it economically feasible to have a larger number of such colored gemstones authenticated and graded by us.  In addition, we believe there is a cross-marketing opportunity between GCAL and AGL through the marketing of (i) AGL services to the retailers with which GCAL has existing relationships, including Blue Nile, and (ii)  GCAL services to the auctioneers and retailers with AGL has existing relationships, such as Sotheby’s, Christie’s and Cartier.

To take advantage of these opportunities, since acquiring AGL, we have:

▪	Increased capacity and broadened the use of the AGL Prestige services for high quality colored gemstones valued in excess of $20,000.

▪
Increased the promotion and marketing of AGL’s Fast Track services which are targeted to the market for colored gemstones valued at between $500 and $20,000 where there has previously been little demand for and, therefore, little competition in offering authentication and grading services.

▪
Sponsored educational forums in conjunction with the Federal Trade Commission and the Jewelers Vigilance Committee for the colored gemstone trade to explain and describe the federal guidelines for disclosure of gemstone enhancements.  These forums are available online on the website of AGL at www.aglgemlab.com and DVDs have been distributed to many of the manufacturers, dealers and retailers.

▪
Developed and in July 2008 launched, the Colored Gemstone Exchange (CGE) (www.cgegems.com), an Internet based business-to-business exchange exclusively for gemstones carrying AGL documents   The buyers and sellers on CGE register free.  The buyers on CGE are generally retailers and jewelry manufacturers.  Gemstone dealers list for sale only those gemstones for which they have obtained AGL documentation as to the identification, weight, shape and enhancements.  Of key importance in this market is the inclusion of color images on the exchange for each of those colored gemstones.  Buyers have the opportunity, via the CDE, to purchase these gemstones online directly from wholesale sellers, who will generally deliver the gemstone via overnight delivery directly to the buyer’s store or facility.  The sellers on CGE are gemstone dealers and cutter/polishers who are currently not charged a fee for registering or offering gemstones on the exchange, but may only offer and sell AGL-documented gemstones on the CGE.  We believe that the CGE will increase the availability and distribution of many of the smaller colored gemstones valued from $500 to approximately $20,000 that carry the new AGL Fast Track documentation and the increased liquidity that is provided by the CGE creates an incentive for gemstone sellers to obtain AGL Fast Track services on these smaller and less valuable colored gemstones so as to be able to list those gemstones for sale on the CGE.

Entering Other Collectibles and High-Value Asset Markets.  There are additional high-value collectibles and high-value assets with respect to which marketability and value depend primarily on their authenticity and state of preservation or quality.  We believe that the growth of some of these markets has been hampered by the absence or limited availability of independent authentication and grading services.  Although we are currently focused on growing our newer businesses in the diamond and colored gemstone markets, we continue to evaluate opportunities with the intention to expand our business into one or more of those markets. Other markets that we are considering for possible expansion include:

Antique silver	Musical instruments
Art	Political memorabilia
Art glass	Postcards
Comic books	Rare books
Entertainment memorabilia	Watches
Estate jewelry	Wine

We intend to consider the following criteria in selecting markets for future expansion:

▪	Market Size. The size of the target market, measured both in terms of the volume and the value of the collectibles or high-value assets that trade in the market;

▪
Trading Prices.  The prices at which collectibles or other high-value assets trade in the target market, because we have found that the more valuable the collectible or asset, the greater is the demand for authentication and grading services;

▪
Competitive Environment.  The presence or absence of existing independent authentication and grading services in the target market, its capacity for new entrants and the satisfaction of dealers and collectors with the services offered by existing providers;

▪	Availability of Experts. The availability of experts needed to succeed in entering a target market; and

▪
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

PCGS.  Since our inception in 1986, we have graded approximately 15 million coins. We now authenticate and grade approximately 1.5 million coins per year. We typically charge authentication and grading fees that range between $5 and $200 per coin, depending primarily on the turn-around time requested by the customer, which varies from one day for the highest level of service to approximately 60 days for the lowest level of service.  In the fiscal year ended June 30, 2008, our fee per coin averaged approximately $13.83.  We authenticate and grade coins in accordance with standards that we developed and which have become generally accepted in the industry. We use both an adjectival and numeric system, with a scale of 1-to-70, to rate the quality of the coins, with the highest number representing “gem” or perfect quality. We have authenticated and graded, either before or after sale, two of the three highest priced U.S. coins ever sold at public auction, including an 1804 Draped Bust Silver Dollar, that was sold by the owner at an auction in 1999 for approximately $4.1 million, and a U.S. 1913 Liberty Head Nickel, that was recently sold for $4.15 million, the second highest price paid for any coin.

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

PSA.  We launched our PSA sportscard authentication and grading service in 1991 and, through June 30, 2008, had authenticated and graded over 11 million sportscards.  Our sportscard grading system uses both an adjectival and a numeric system with a scale from 1-to-10, with the highest number representing “mint” condition or perfect quality.  We employ sportscard authentication and grading procedures that are similar to our coin authentication and grading procedures and at a minimum, two graders are assigned to every card.  On receipt of sportscards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the sportscards into our proprietary computerized inventory system that enables us to track the sportscards throughout our authentication and grading process.  Only after the authentication and grading process is complete is the sportscard reunited with its invoice, thus keeping the authentication and grading process independent of the identity of the owner and the history of the sportscard.  The sportscard is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label that identifies the sportscard, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

We primarily authenticate and grade baseball sportscards and, to a lesser extent, football, basketball and hockey sportscards, as well as entertainment and other collectible cards.  We typically charge fees ranging between $4 and $50 per card, with an average fee of $5.76 per card in 2008.  As is the case with coin authentication and grading, sportscard authentication and grading fees are based on the particular turn-around time requested by the submitter, ranging from one day’s turn-around for the highest level of service to approximately 60 days for the lowest level of service.

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

In fiscal 2008, GCAL was accredited by the International Organization for Standards under ISO 17025: 2005, the international standard for competence in a laboratory.  GCAL is currently the only diamond grading laboratory in North America with the ISO 17025: 2005 accreditation and is one of only three in the world.(although there are two other U.S. based gemological grading services that have been accredited under the less rigorous ISO 9001 Standard).  To be accredited under ISO 17025, a laboratory must satisfy rigorous standards relating to (a) the operation and effectiveness of the quality management systems within the laboratory, and (b) technical requirements relating to the competence of its staff, methodologies and testing and calibration equipment.

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

▪
Price Guides.  We provide a wide variety of authoritative price guides for a number of collectible markets. For example, we track the prices at which the 3,000 most actively-traded U.S. coins are sold, dating back to 1970, and compile and publish this information in a generally recognized collectible coin index, known as the CU3000.

▪
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

▪
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

▪
Historical Content.  Collecting is often about history, and, in many instances, historical events associated with a collectible enhance its value. In our publications, we provide short histories about unusual and rare collectibles.  We believe that these historical accounts add to the attractiveness and excitement of purchasing such items.  During 2004, House of Collectibles, a division of Random House, published the second edition of the Official Guide to Coin Grading and Counterfeit Detection, which was authored by our collectible coin experts.  To enhance the historical content that we are able to provide dealers and collectors, in the first quarter of fiscal 2006 we acquired CoinFacts.com, which operates a website at www.coinfacts.com, at which we are now able to offer coin dealers and collectors proprietary information about the date and mintmark combinations of U.S. Colonial Coins, early U.S. coins, such as the Liberty Cap Half Cent of 1794, to the most recent U.S. minted coins, such as the Fifty State Quarters™ and the One Ounce American Eagle Gold and Silver Bullion Coins currently being produced by the U.S. Mint.

▪
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

Our “Pull” Strategy.  We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us.  Those programs and initiatives include:

▪
Direct Advertising.  We directly address collectors by advertising our services in trade journals and periodicals in each of our markets. Those journals include Coin World, Numismatic News and Linn’s Stamp News. We make personal appearances at major, national-market trade shows around the United States that are attended by collectors, as well as dealers.  We also participate in and support programs conducted by non-profit associations whose members are primarily collectors, such as the American Numismatic Association and the American Stamp Dealers Association.

▪
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

We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE beginning in 2004.  As an indication of the popularity of our Set Registry programs, more than 73,000 sets were registered on our Set Registries as of June 30, 2008, which represents a 28% increase over the number registered as of June 30, 2007.

▪
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin, currency and sportscard collectors.  For an annual membership fee, ranging from $50 to $230, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  As of June 30, 2008, there were approximately 18,000 members in our Collectors Clubs.

▪
Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website, which we purchased in 2005, is a business-to-business website for recognized dealers in the trade. Currently, there are over 200,000 certified coins being offered at bid and ask at an aggregate value of approximately $600 million, an increase in excess of 100% of the number of items offered on average in the previous year.  The liquidity afforded the units traded on CCE increases the demand for PCGS certified coins.

▪
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and select for purchase coins, sportscards and items of currency that have been certified by us and are being offered for sale by dealers.  Currently, there are approximately 44,000 coins 32,000 sportscards and 1,400 items of currency listed for sale on Collectors Corner.    All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner.  In addition, we launched the functional ability for PSA Set Registry participants to automatically search Collectors Corner for specific sportscards that would increase the value of the participant’s set on our PSA Set Registry by either filling a void in the participant’s set or by upgrading the quality of a sportscard currently a part of the set.  We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members of the marketplace and selling community. Items listed are at fixed prices with the opportunity to negotiate lower prices.  We believe that the increased turnover offered for items listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a sportscard set in the PSA Set Registry, create increased brand preference for PCGS, PSA and PSE authenticated and graded items.

▪
Diamond Trade Buyer Website.  We have launched the GCAL diamond website, which is directed to the trade to provide information on our services and processes.  The website includes details about our service levels and our unique warranty and Gemprint application, along with videos of our processes in the laboratory.  During the twelve month period ended June 30, 2008, we had (on average) approximately 1,200 unique visitors a week to this trade-oriented website.

Diamond Certificate Co-Branding.  GCAL has a program of co-branding the diamond sightholder or the retailer on the GCAL diamond grading certificate in order to provide point-of-sale support or after-sale support for their brands once the consumer has taken the diamond home.  Diamond sightholders are requested by many diamond mining interests to conduct marketing programs to “brand” a diamond from that mining interest at the retail counter.  Co-branding on the diamond grading certificate is one of the most cost effective ways by which a sightholder can brand the diamonds it purchases and resells.  Retailers are searching for various points of differentiation in a sales presentation and co-branded diamond grading certificates can create a point of differentiation between the retailer and those of its competitors who are not using GCAL’s services.  Currently, GCAL has several co-branding programs in process including programs with retailers Bailey Banks & Biddle, a unit of Finlay Corporation and Blue Nile, and product manufacturer Vision Cut for the Cushette brand diamond.

Certified Diamond Exchange Business-to-Business Website.  As previously discussed, we launched the Certified Diamond Exchange (CDE), an Internet based business-to-business exchange exclusively for GCAL certified diamonds.  The buyers and sellers on CDE may register with us, for free, which entitles them to access and use the CDE to purchase GCAL certified diamonds.  The buyers on CDE are generally retailers and jewelry manufacturers.  Wholesale diamond sellers, comprised primarily of diamond dealers and cutter/polishers, have listed millions of dollars of GCAL certified diamonds for sale on the CDE.  Upon completion of a sale, the seller will generally deliver the diamond via overnight delivery directly to the buyer’s store or facility.  There are over 30,000 retailers in the United States registered with the Jewelers Board of Trade and, since inception of the CDE in November 2007, over 2,000 jewelry retailers have registered to access and purchase GCAL certified diamonds on the CDE.  Currently, we do not charge any fees for sellers to be able to register to list or effectuate sales of diamonds on the CDE; however, we do require that all diamonds that are listed on the CDE must be GCAL certified.  We believe that the CDE increases the availability and distribution of GCAL certified diamonds and that, by providing increased liquidity, creates an incentive for diamond sellers to obtain GCAL certifications for their diamonds so as to be able to sell them on the CDE.

▪
Colored Gemstone Exchange Business-to-Business Website.  As previously discussed, we developed, and in July 2008, we launched the Colored Gemstone Exchange (CGE), an Internet based business-to-business exchange exclusively for gemstones carrying AGL documents   Membership on the CGE, which is free of charge, entitles members to purchase AGL documented gemstones on the CCE. The buyers on CGE are generally retailers and jewelry manufacturers.  Gemstone dealers list for sale on the CGE, gemstones with AGL documentation as to the identification, weight, shape and enhancements of the gemstones.  Of key importance in this market is the inclusion of color images on the exchange for each of the gemstones, which facilitates the online sale and purchase of the gemstones.  Upon completion of a sale of a gemstone on the CGE, the seller will generally deliver the gemstone via overnight delivery directly to the buyer’s store or facility.  The sellers on the CGE are primarily gemstone dealers and cutter/polishers.  Sellers are currently not charged a fee for registering or effectuating gemstone transactions on the CGE.  However, we require that all gemstones listed for sale on CGE be AGL-documented.  We believe that the CGE increases the availability and distribution of many smaller colored gemstones, valued from $200 to approximately $20,000, that carry the new AGL “Fast Track” documentation and that, by providing increased liquidity, the CGE creates an incentive for gemstone sellers to obtain AGL “Fast Track” certification” on their smaller and less valuable colored gemstones so as to be able to sell those gemstones on the CGE.

Our “Push” Strategy.  We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services.  Our marketing message is focused on the potential increase in marketability of the collectibles due to the increase in consumer confidence that is attributable to our authentication and grading of those collectibles.  These marketing programs include:

▪
Trade Publication Advertising and Direct Communications.  We communicate to dealers and auctioneers by direct contact and through advertising in trade journals and publications in the respective markets. Those journals include Coin World, Numismatic News and Linn’s Stamp New.  We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

▪
Trade Shows and Conventions.  There are numerous collectibles trade shows and conventions held annually in the United States, of which approximately 15 generally are considered to be the largest and most significant in the collectible coin, sportscard, autograph and stamp markets.  At these shows and conventions, collectibles dealers gather on a trading floor or “bourse” to buy and sell collectibles.  We offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services.

—
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

▪
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

▪
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

▪
Cross-Marketing Between GCAL and AGL.  GCAL is establishing relationships with retailers to provide diamond authentication and grading services for the middle market.  By introducing the AGL brand to the retailers and drawing on the high value brand recognition of AGL and a more value-driven pricing program, we believe we can cross-market AGL services to the GCAL relationships.  At the same time, AGL has relationships with some of the high value sellers like Sotheby’s and Christie’s.  By introducing GCAL to these high value sellers and describing the benefits of GCAL certifications, including the grading warranties offered by GCAL and the security benefits of Gemprint, we believe we can cross-market GCAL to the AGL relationships.  As a result of those cross-marketing efforts, Christie’s, which is a long-time AGL customer, will soon begin including, in its diamond auction catalogues, descriptions or copies of GCAL grading certificates to promote the sale of GCAL certified-diamonds at its auctions.

eBay Promotional Programs.  Since 1999, we have worked with eBay on programs to increase the volume of collectibles traded on eBay and, at the same time, to provide greater exposure for our authentication and grading services. Current programs include:

▪
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

▪
Quick Opinion Autograph Authentication Service.  We have developed, for eBay’s customers that visit its sports memorabilia auction website, a fee-based “Quick Opinion” autograph authentication service.  For a prescribed fee, currently $7.49 per autograph, an eBay visitor that is interested in selling or buying an autographed item of memorabilia on the eBay auction website can obtain, from one of our autograph experts, a “quick” opinion as to the authenticity of the autograph, generally provided within a day of submission.  The opinion is based on an examination of a digital image of the autograph posted on eBay and, due to the limitations inherent in this process, we do not warrant the accuracy of these opinions.  The fees generated by this service are shared between us and eBay.

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

Collectibles and Jewelry Experts

As of June 30, 2008, we employed 59 experts in our authentication and grading operations, who have from 2 to 51 years, and an overall average of 25 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, or in the case of diamonds, have been trained in the vocational schools and/or had experience in grading in competing organizations.  However, talented authentication and grading experts in collectibles are in short supply and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We issue an authenticity or grading warranty with every coin and sportscard authenticated or graded by us. Under the terms of the warranty, if a coin or sportscard that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated either to purchase the coin or sportscard at the price paid by the then-owner of the coin or sportscard or, instead, if we so choose, to pay the difference in value of the item at its original grade as compared with its lower grade.  Similarly, if a coin or sportscard that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or sportscard at the price that the then-owner paid for that collectible.  We accrue for estimated warranty costs based on historical claims experience.  Through September 30, 2007, our warranty reserves had proved to be adequate.  However, certain warranty claims were received by us in the second quarter and early in the third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we will continue to monitor the adequacy of our warranty reserves on an on-going basis.  If warranty claims were to increase in relation to historical trends and experience, management would be required to increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.  Before returning an authenticated or graded coin or sportscard to our customer, we place the coin or sportscard in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us.  The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

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

Customer Service and Support

We devote significant resources, including a 23 person staff, to providing personalized customer service and support in a timely manner handling approximately 380 customer service calls per day.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the over 18 million collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 A.M. and 5:00 P.M., Pacific Time. We also involve our collectibles and diamond experts in providing support services when necessary to address special issues.

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

Competition

Coin Authentication and Grading.  We have three primary competitors in the coin authentication and grading market: Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading and ANACS.

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

Currency Authentication and Grading.  We have a major competitor in currency:  Paper Money Guaranty, (a subsidiary of NGC).

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

Information Technology

We have developed proprietary software systems for use in our authentication and grading operations, principally for order tracking, processing and recordkeeping, as well as for the operation and maintenance of our Internet websites. These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries, QuickOpinion Systems and Featured Dealer Systems. These applications are written in Microsoft Visual Basic.NET, Microsoft C#, Microsoft ASP.NET and Microsoft SQL Server. We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6. Additionally, we maintain an integrated local area network that assists in and provides certain controls on production, physical product movement, accounting and financial functions, data warehousing and other tasks.  During the fiscal year ending June 30, 2008, our systems tracked the authentication and grading process, generating records and data for over 3,000,000 collectibles submitted to us for authentication and grading, without significant disruption or loss of service.

Although we do not primarily conduct our business on the Internet, we do use the Internet for information exchange and delivery of market-oriented content, as well as for our Set Registry and certain of our other marketing programs. As a result, we have over 55 Dell PowerEdge Servers with RAID protected storage, along with multiple fully redundant SQL Server 2000 and 2005 high-availability database clusters supporting over 10 terabytes of storage. The majority of this hardware resides at our headquarters in a server room that has 24/7 environmental monitoring and alerting through hardware sensors, 24/7 network availability and performance monitoring and alerting through network management software and 24/7 Internet availability and performance monitoring and alerting through third party providers. The Internet connectivity flows through multiple Internet providers with an aggregate of 47 megabits of total Internet bandwidth using multiple layers of Internet firewall protection, including 5 Cisco PIX firewalls (across multiple locations). We maintain a multi-tiered antivirus infrastructure.   We use the FrontBridge Anti-Spam managed service, which deploys multiple layers of technology to provide preventative and protective spam defense. Critical systems are backed up nightly using a backup infrastructure with a 30 terabyte capacity (expandable through drive upgrades to hundreds of terabytes).  The network servers and infrastructure are managed by administrators certified by Microsoft, Cisco and CompTIA.

We have limited redundancy with our remote computer systems in both the New York, NY and Santa Barbara, CA offices.  However, we do not have real-time fully redundant computer systems at a location that is remote from Southern California, where our primary computer systems currently are located.  As a result, any damage to or failure of our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.

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

In December 2003, we implemented a plan to focus our financial and management resources, and collectibles expertise, on the operations and growth of our authentication and grading businesses, and to divest the collectibles auctions and direct sales businesses.

Employees

As of June 30, 2008, we had 251 full-time employees and 37 part-time employees, of which 199 were employed in our authentication and grading-related businesses, including our 59 experts and 23 customer service and support personnel. The other employees included 18 in information services, 5 in marketing, 3 in our CCE subscription business, 24 in our Expos business, of which 23 were part-time employees, and 39 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

ITEM 1A   RISK FACTORS

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and that could hurt our future financial performance and the price performance of our common stock.  Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations, which are described in the forward-looking statements contained in this Annual Report.  Those risks and uncertainties, many of which are outside of our control, include the following:

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

The availability of discretionary or disposable income is an important factor in the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles, diamonds and colored gemstones.  Declines in purchases and sales, and in the value, of collectibles, diamonds or colored gemstones usually result in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, sportscards and other collectibles for authentication and grading; (ii) reducing purchases of diamonds and colored gemstones by consumers, which would lead to a reduction in the number of diamonds and colored gemstones submitted to us for grading; (iii) causing collectibles dealers and collectors to request longer authentication and grading turn-around times with respect to the collectibles they submit to us for grading, which would reduce our revenues, gross profit margin and operating results, and (iv) reducing the ability of customers to pay outstanding accounts receivable.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary consumer popularity or “fads” among collectors may lead to short-term or temporary increases, followed by decreases, in the volume of collectibles that we authenticate and grade.  These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share.  For example, the number of coins submitted to us for grading declined during 2008 and 2007 relative to 2006, due in part to a decline in the popularity of certain coin grading programs.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services.  A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading, related services and product sales accounted for approximately 55%, 58% and 65% of our net revenues in fiscal 2008, 2007 and 2006, respectively.  We believe fluctuations in coin grading submissions can be due, at least in part, to (i) economic downturns which can result in a decline in consumer confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, and (ii) the performance of the stock markets, the level of interest rates and fluctuations in the value of the U.S. Dollar, which can lead investors to shift some of their investments between stocks and bonds and precious metals.  The lack of diversity in our sources of revenues and our dependence on coin grading submissions for a majority of our net revenues make us more vulnerable to adverse changes in economic conditions.  These adverse changes include fluctuations in the value of precious metals or recessionary conditions that could result in declines in collectibles authentication and grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our total net revenues and operating results.

Our top 6 customers, account for approximately 10% of our total net revenues.

During the year ended June 30, 2008, six of our coin customers accounted, in the aggregate, for approximately 10% of our total net revenues.  As a result, the loss of any of those customers, or a lower level of grading submissions by any of those customers, could cause our net revenues to decline and, therefore, could harm our operating results. Our revenues from these customers are also impacted by the level of submissions and revenue earned from submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of submissions at trade shows can vary depending upon a number of factors, including the timing and number of the trade shows conducted in any particular period, or short-term decisions made by dealers during such trade shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur generally or around the time of the show, which can affect the volume of coin transactions from these customers at the trade shows and which, in turn, can affect the volume of submissions to us for on-site grading and same-day turn-around at shows.

Our diamond, colored gemstone and currency authentication and grading businesses are in their start-up phases.  There can be no assurance that these businesses will prove to be successful.

We purchased our diamond and colored gemstone grading businesses in November 2005 and August 2006, respectively, and we started our currency authentication and grading business in March 2005.  These businesses have yet to make a material contribution to our net revenues.  To date, our diamond, colored gemstone and currency grading businesses have incurred significant operating losses and we do not have, as of yet, an assurance that these services will gain market acceptance or that these businesses will ever make a material contribution to our net revenues or achieve profitability.  As a result, in accordance with applicable accounting rules, in the fourth quarter of fiscal 2008, we determined that there had been an impairment to these jewelry businesses, and we recorded a non-cash impairment loss of approximately $11,232,000 with respect to the goodwill, intangible assets and certain tangible assets of our diamond and colored gemstone grading businesses.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS ─ Critical Accounting Policies and Estimates ─ Long-Lived Assets Other than Goodwill and Goodwill in Part II of this Report.

Future acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or commencement of any new business.

One component of our growth strategy is to acquire existing or to start new businesses that serve other markets for other collectibles or high-value assets.  In fiscal 2006 we acquired four businesses, including a diamond grading business, and in fiscal 2007 we acquired two other businesses, a colored gemstone grading business and a trade show management company.  The purchase of these new businesses, present a number of risks and uncertainties, including:

▪
difficulties in integrating newly acquired or newly started businesses into existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results;

▪	the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations;

▪	diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results;

▪	dependence on key management personnel of acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel;

▪	the risk that new services we may introduce or begin offering, whether as a result of internal expansion or business acquisitions, will not gain acceptance;

▪
competition from established or larger competitors in new markets, such as in our diamond grading business, which could adversely affect the financial success and performance of any of the businesses we may have acquired or started; and

▪
the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve an acceptable return on our investment.

There are risks associated with new service offerings, with which we have little experience.

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

▪
if any collectible we have authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at the price paid for it by its then owner; and

▪
if any collectible that was graded by us and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the price paid by its then owner or to pay the difference in its value at its original grade as compared to its value at the lower grade.

GCAL, our diamond grading subsidiary, offers a grading warranty which provides that, if a diamond graded by us is submitted for re-grading within two years and, on re-grading is assigned a color or clarity grade that is more than one grade lower than the original color or clarity grade it received, GCAL will become obligated to purchase the diamond at the price paid by its then owner or, if GCAL so chooses, to pay the difference in its value at its original grade as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves to satisfy such warranty claims based on historical experience.  However, there is no assurance that these warranty reserves will prove to be adequate and, if they are not, our operating results could be harmed and, therefore, we will continue to monitor the adequacy of our warranty reserves on an on-going basis.  During 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience.  As a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 to provide for those claims.  In addition, effective January 1, 2008, we increased our warranty accrual rate to reflect this higher warranty claims experience.  Those actions contributed to an increase in our costs of sales and, therefore, to the operating loss we incurred for fiscal year 2008.

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

We place all of the coins, sportscards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders.  In order to take advantage of volume pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from one principal supplier.  Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or to encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and have a material adverse effect on our results of operations.

Our computer and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

Our operations are dependent on our ability to protect our computer systems that we use in our authentication and grading operations and to maintain our websites against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events.  In this regard, Southern California, where we are primarily located, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems.  In addition, our diamond and colored gemstone operations are located in a New York City high-rise building that could be vulnerable to terrorist attacks or to fire or other disasters.  We do not have redundant computer systems at any locations that are remote from Southern California or New York.  Any damage to or failure of our computer systems could cause an interruption in our services that could harm our business, operating results and financial condition.

In addition, our operations are dependent on our ability to protect our computer systems and network infrastructure from damage that could occur from physical break-ins, security breaches and other disruptive problems caused by the technology that we employ in our operations. Computer break-ins and security breaches also could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which could cause us to incur significant liability and possibly also damage our reputation.  Other disruptions due to problems on the Internet or actions of Internet users could make it difficult for our customers to access our websites.  In either case, problems of this nature could adversely affect our business and operating results, and security breaches that would adversely affect the privacy of customer information could lead existing customers to terminate their business relationships with us.  Although we intend to continue to implement and upgrade sophisticated technology to prevent such disruptions and damage, there is no assurance that our security measures will prove to be adequate or successful.

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

Although we have documented and tested the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will continue to incur costs, including accounting fees and other personnel costs in order to maintain compliance with that Section of the Sarbanes-Oxley Act.  Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

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

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult.  These factors include:

▪	increases or decreases in number of collectibles or diamonds graded from period to period;

▪
changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals;

▪	changes in economic conditions that affect the availability of disposable income among collectors and consumers; and

▪	the actions of our competitors.

If, as a result of these or other conditions or factors, our quarterly operating results fall below expectations or we decide to suspend or discontinue the payment of dividends, securities market analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock.  Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation.  If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

No assurance that we will continue to pay cash dividends.

In May 2006, our Board of Directors adopted a policy providing for the payment of cash dividends, initially at a rate of $0.08 per share per quarter, which was subsequently increased to $0.25 per share.  As we disclosed previously, the continued payment of cash dividends was subject to a number of factors, including changes in market and financial conditions~~,~~ and, therefore, there could be no assurance that the amount of the Company's cash dividend would not be reduced or the payment of cash dividends would not be suspended or discontinued by the Board of Directors.  On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the payment of cash dividends in order to preserve the Company's cash resources to support the continued implementation of the Company's strategic plan and the growth of its business.  At the same time, the Board of Directors approved a 10% stock dividend on the Company's outstanding shares, commencing in November, 2008.  See "MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS ─ Dividends" in Part II of this Report.

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

Our Amended and Restated Certificate of Incorporation and Bylaws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change of control would be beneficial to our stockholders:

▪
our board of directors has the authority to issue additional common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

▪	there are limitations on who can call special meetings of our stockholders; and

▪	stockholders may not take action by written consent.

In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change in control of our Company or unsolicited acquisition proposals.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.         PROPERTIES

We lease approximately 59,000 square feet for our California-based headquarters under a nine-year lease that commenced in November 2000.  We currently sublease 2,184 square feet of this office space to a related party sub-tenant with an expiration date that coincides with the expiration of the Company's nine-year lease.  We lease approximately 7,300 square feet in New York City in connection with our diamond grading business of which 5,000 square feet is leased under an operating lease through December 31, 2015 and the balance being leased on a month-to-month basis.  For our colored gemstone grading business, we currently lease 6,675 square feet under an operating lease through December 2017 and 2,133 on a month-to-month basis until such time that our new 6,675 square feet space is available for occupancy.  In connection with our Expos shows management business, we lease approximately 1,000 square feet in Santa Barbara, CA under a lease agreement with a related party that commenced on July 1, 2006 and continues for a period of 3 years until June 30, 2009.

ITEM 3.    LEGAL PROCEEDINGS

Bill Miller v. Collectors Universe, Inc.  As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company and an expert in the authentication of autographs and memorabilia.  In his suit, Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness.  The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits that were attributable to that unauthorized use that are not taken into account in computing the actual damages.  The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

Also, as previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provided that Miller’s statutory damages arising from the actions of the Company were zero, and the Company was entitled to recover $37,812 from Miller on a cross complaint.  The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorney’s fees from the other party.

In March, 2005, Miller filed an appeal of the trial court’s ruling and the stipulated judgment in which he sought, among other things, a finding that as a matter of law he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

On February 1, 2008, the three-judge Appellate Court ruled unanimously in favor of the Company, holding that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used as a measure of damages; and (ii) Miller had the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he would have to prove that Collectors Universe violated the statute at issue or common law and, if he succeeded in proving such a violation, he would have to prove that he incurred actual damages as a result of that violation in order to recover any amounts against the Company.

In February 2008, Miller filed a petition with the California Supreme Court seeking a review and reversal of the Appellate Court’s decision.  On April 23, 2008, the California Supreme Court denied Miller’s petition for review.  Miller has accepted the judgment for $14,060 plus $750 statutory damages.

However, in August 2008, the Company and Miller reached a tentative settlement agreement which provides for a complete release by each party of all known and unknown claims it has or may have against the other relating to or arising out of the subject matter of the suit, including the pending claims for recovery of its legal fees and expenses.  The documentation to give effect to the settlement and mutual release has been prepared and is awaiting signature by the parties.  In the event that Miller does not to sign the documentation, then, each party would be free to pursue its claims for recovery of its legal fees and costs from the other party.

Other Legal Actions
The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions

Michael R. Haynes	57	Chief Executive Officer
David G. Hall	61	President
Joseph J. Wallace	48	Chief Financial Officer

MICHAEL R. HAYNES has served as Chief Executive Officer and a Director of the Company since January 1, 2003.  He served as Chief Operating Officer, Chief Financial Officer and Director of Tangible Asset Galleries, Inc, a distributor of fine art, from 2000 to 2002.  He has been President, Chief Operating Officer and/or Chief Financial Officer of eight collectibles, precious metals, specialty retail, distribution, e-commerce and manufacturing businesses.  Overall, Mr. Haynes has more than 25 years of experience in managing the growth and development of growth companies, which includes over 19 years experience in managing both public and private companies engaged in the business of selling collectibles at auction, retail and wholesale.  He was also one of the co-founding board members of the Industry Council for Tangible Assets, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, where he served for nine years.  Mr. Haynes holds a Master's degree in Business and a Bachelor of Science degree in mechanical engineering, both from Southern Methodist University.  He is a Certified Public Accountant and a Certified Financial Planner.

DAVID G. HALL has served as President of Collectors Universe, Inc. since September 2001.  From April 2000 to September 2001, Mr. Hall served as our Chairman of the Board and Chief Executive Officer.  Mr. Hall also served as Chairman of the Board and a Director of Professional Coin Grading Services, Inc., the Company’s predecessor, since it was founded in February 1986 and also served as its President and Chief Executive Officer until January 1999.  Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 others.  In 1990, Mr. Hall was named an Orange County Entrepreneur of the Year by INC. magazine.  In addition, he has written A Mercenary’s Guide to the Rare Coin Market, a book dedicated to coin collecting.  Mr. Hall is also a member of the Professional Numismatists Guild.

JOSEPH J. WALLACE became the Company’s Chief Financial Officer in September 2005.  Prior to becoming Chief Financial Officer, he was the Company’s Vice President of Finance from November 2004 and Controller from June 2004.  From 1997 to 2003, Mr. Wallace was Vice President of Finance, Chief Financial Officer and Secretary of STM Wireless, Inc., a public traded company engaged in the business of developing, manufacturing and marketing satellite communications products and services.  Mr. Wallace is a Fellow of the Institute of Chartered Accountants, a member of the Institute of Certified Public Accountants, in Ireland, and a CPA in the State of California.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2008 and 2007:

Fiscal 2008	Closing Share Prices
	High	Low	Cash Dividend Per Share
First Quarter	$15.80	$12.99	$0.25
Second Quarter	14.05	10.49	0.25
Third Quarter	12.26	8.75	0.25
Fourth Quarter	10.56	8.11	0.25

Fiscal 2007	Closing Share Prices
	High	Low	Cash Dividend Per Share
First Quarter	$14.28	$12.28	$0.08
Second Quarter	14.39	12.34	0.08
Third Quarter	14.21	12.73	0.12
Fourth Quarter	15.29	13.46	0.12

The Company had 77 holders of record and approximately 2,341 beneficial owners of its common stock on June 30, 2008.

Dividends.  On May 31, 2006, the Company adopted a dividend policy that called for the payment of quarterly cash dividends of $0.08 per common share, for an expected annual cash dividend of $0.32 per share.  The quarterly cash dividend was increased to $0.12 per share in the third quarter of fiscal 2007.  Then, effective in the first quarter of fiscal 2008, the quarterly cash dividend was increased to $0.25 per common share for an expected annual cash dividend to stockholders of $1.00 per common share.

As we disclosed previously, the continued payment of cash dividends was subject to a number of factors, including the Company’s financial performance and changes in market and financial conditions~~,~~ and, therefore, there could be no assurance that the amount of the cash dividend would not be reduced or the payment of cash dividends would not be suspended or discontinued by the Board of Directors.  On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company's cash resources to support the continued implementation of the Company's strategic plan and the growth of its business.  At the same time, the Board of Directors approved a 10% stock dividend on the Company's outstanding shares, and it declared that this dividend will be distributed on November 3, 2008 to all stockholders of record on October 20, 2008.

Share Repurchases

On December 6, 2005, the Company publicly announced that its Board of Directors had approved a stock buyback program that authorized the Company to make up to $10 million of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  The Company is under no obligation to repurchase any shares under this program, and the timing, actual number and value of shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  During the years ended June 30, 2008, 2007 and 2006, the Company repurchased and retired 232,152, 72,517 and 181,851 shares, respectively, for which it paid a total of approximately $2,198,000, $945,000 and $2,618,000, respectively.

At June 30, 2008, the total dollar value of shares that could be purchased in the future under this program was $4,239,000.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2008.

	(a)	(b)	(c)	(d)
Monthly Periods Through June 30, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs

April 1 to April 30, 2008	0	N/A	N/A	$5,116,308
May 1 to May 31, 2008	36,945	$9.68	$357,688	$4,758,620
June 1 to June 30, 2008	53,331	$9.74	$519,496	$4,239,124
Total	90,276	$9.72	$877,184

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2008, 2007 and 2006, and the selected balance sheet data at June 30, 2008 and 2007 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2005 and 2004 and the related balance sheet data at June 30, 2006, 2005 and 2004 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

During the fiscal year ended June 30, 2006, we acquired four businesses, including Gem Certification & Appraisal Lab, a gemological certification and grading laboratory (“GCAL”) and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which is used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  During the fiscal year ended June 30, 2007, we acquired two additional businesses, including American Gemological Laboratories, an international colored gemstone certification and grading laboratory  (“AGL”).  The operating results of each of these acquired businesses have been included in our consolidated results of operations from the respective dates of their acquisition by us.  See Item 7 - MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Our Business — Recent Acquisitions, below in this report.

In the third quarter of fiscal 2005, we completed a public offering in which we sold a total of 2,195,856 shares of our common stock at a public offering price of $17.50 per share.  The net proceeds to us from the sale of the shares in the offering, after payment of underwriting commissions and offering expenses, were approximately $35,657,000.

As previously disclosed, in December 2003 our Board of Directors approved, and during the balance of fiscal 2004 we implemented, a plan to dispose of our collectibles sales businesses.  As a result, the consolidated selected financial data set out below for the five years ended June 30, 2008 have been restated to classify the assets and related liabilities of those businesses as held for sale and the related operating results as discontinued operations.  In addition, in fiscal year 2006, discontinued operations also included the operations of CTP, which was a business we acquired as part of another acquisition and which we sold in November 2005.

	Years Ended June 30,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:	(In thousands, except per share data)

Net revenues(1)	$41,984	$40,452	$36,914	$33,607	$26,420
Cost of revenues	23,773	19,297	14,890	12,239	10,322
Gross profit(1) (2)	18,211	21,155	22,024	21,368	16,098
Selling, general and administrative expenses	23,553	23,082	17,986	14,380	11,829
Impairment losses(3)	11,233	55	-	-	-
Amortization of intangible assets	1,193	950	269	21	-
Operating income (loss)	(17,768)	(2,932)	3,769	6,967	4,269
Interest income, net	1,117	2,144	2,346	906	135
Other income (expense), net	5	6	22	26	(25)
Income (loss) before provision (benefit) for income taxes	(16,646)	(782)	6,137	7,899	4,379
Provision (benefit) for income taxes(4)	(1,016)	(39)	2,733	3,141	1,581
Income (loss) from continuing operations	(15,630)	(743)	3,404	4,758	2,798
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(2)	228	296	60	(1,068)
Net income (loss)	$(15,632)	$(515)	$3,700	$4,818	$1,730

Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.85)	$(0.09)	$0.40	$0.68	$0.45
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.03	0.04	0.01	(0.17)
Net income (loss)	$(1.85)	$(0.06)	$0.44	$0.69	$0.28
Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.85)	$(0.09)	$0.39	$0.64	$0.44
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.03	0.03	0.01	(0.17)
Net income (loss)	$(1.85)	$(0.06)	$0.42	$0.65	$0.27
Weighted average shares outstanding:
Basic	8,450	8,367	8,473	7,013	6,170
Diluted	8,450	8,367	8,782	7,452	6,463

Cash dividends paid on common stock	$8,517	$3,350	$674	$-	$-
Cash dividends paid per share of common stock	$1.00	$0.40	$0.08	$-	$-

Balance Sheet Data:	At June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Cash and cash equivalents	$23,345	$42,386	$52,110	$65,439	$21,454
Working capital - continuing operations	26,006	42,208	54,812	68,576	22,308
Working capital – discontinued operations	(9)	-	75	338	991
Goodwill and Intangibles – continuing	12,468	23,249	14,473	79	-
Total assets – continuing operations	52,018	78,101	78,138	75,123	32,690
Total assets – discontinued operations	-	-	83	411	1,384
Stockholders' equity	43,830	68,891	71,906	70,566	29,366

1.
Revenues for FY2008 and 2007 include product revenues of $1,061,000 and $289,000, respectively.  In years 2004 through 2006, the level of product sales was less than $50,000 in each year.  Product revenues represent the sale, primarily of coins, that are purchased under our warranty policy and are not considered an integral part of our on-going revenue generating activities.  The gross profit on such product sales in fiscal year 2008 and 2007 was 7% and 34%, respectively.

2.
The level of gross profit can vary depending upon the mix of revenues and other factors.  See “Factors Affecting Our Gross Profit Margins” and “Results of Operation-Gross Profit” under Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

3.
Aggregate impairment loss in 2008 of $11,233,000 consisting of $9,064,000, $1,860,000, $176,000 and $133,000 for goodwill, intangible assets other than goodwill, property and equipment, and other assets, respectively, related to our jewelry division.  See note 2 to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

4.	The income tax benefit for fiscal year 2008 is net of a valuation allowance of $4,550,000. See note 2 to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we,” “us” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs, stamps, and vintage U.S. currency notes and to sellers and purchasers of diamonds and colored gemstones.  We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and, thereby, providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We generate revenues principally from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from:  the sale of advertising on our websites; the sale of printed publications and collectibles price guides and advertising in such publications; the sale of Collectors Club membership, subscriptions to  our CCE dealer-to-dealer Internet bid-ask market; for certified coins product revenues that we generate from sales primarily of coins that we purchase under our warranty policy, and revenues that we generate from the collectibles trade show conventions that we conduct.

Recent Business Acquisitions.  On July 14, 2005 we purchased, for an aggregate purchase price of $515,000, substantially all the assets of CoinFacts.com, which operated an Internet website on which it published detailed proprietary information and history on U.S. Coins.

On September 2, 2005 we acquired, for an aggregate purchase price of $2,377,000, the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer Internet bid-ask market for third party certified coins.

On November 8, 2005 we acquired Gem Certification & Appraisal Lab (“GCAL”), a gemological certification and grading laboratory.  As part of that transaction, we also acquired Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory, and all publishing and other rights to “Palmieri’s Market Monitor,” an educational and informative industry publication.  We paid an aggregate acquisition price of $3,268,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor.

On December 22, 2005 we acquired the business and substantially all of the assets of Gemprint Corporation (“Gemprint”), consisting primarily of a patented technology for non-invasive diamond identification which Gemprint uses to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  We paid an aggregate purchase price for Gemprint’s business and assets of $8,583,000 in cash, assumed certain pre-acquisition liabilities and lease commitments, and agreed to pay additional contingent purchase price of $1 for each diamond that we register using the Gemprint process in excess of 100,000 registrations per year during the five year period ending December 22, 2010.

Effective July 1, 2006 we acquired, for an aggregate purchase price of $2,475,000 in cash, all of the outstanding ownership interests of Expos Unlimited LLC (“Expos”), a California limited liability company engaged in the business of owning and conducting collectibles trade shows and conventions.  Depending on the future revenue performance of Expos, we may become obligated to make contingent payments to the former owners of Expos up to an aggregate of $750,000 in July 2011.  Expos owns and operates the Long Beach Coin, Stamp & Collectibles Expo (“Long Beach”) and the Santa Clara Coin, Stamp & Collectibles Expo (“Santa Clara”), which comprise, in total, five trade shows that are held annually.

On August 18, 2006, we acquired American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  AGL is one of the leading third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auction through Sotheby’s and Christie’s and by jewelry retailers such as Cartier and Fred Leighton.  We paid an aggregate acquisition price of $3,947,000 in cash for AGL, and, depending on the future revenue performance of AGL, we may become obligated to make payments of up to an aggregate of an additional $3,500,000 over the next five years.

The operating results of these acquired businesses have been consolidated into our operating results from the respective dates of their acquisition

Discontinued Operations.  As previously disclosed, in fiscal 2004 our Board of Directors authorized the divestiture of our collectibles auctions and sales businesses.  As a result, we sold our collectibles sales businesses during that year, but retained the collectibles inventory and accounts receivable of those businesses, which have since been substantially liquidated.  The activities resulting from the divestiture of those businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our revenues are comprised of (i) fees generated by the authentication and grading of high-value collectibles, and other high value assets consisting of diamonds and colored gemstones, and (ii) to a lesser extent, revenues from sales of collectibles club memberships; advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for collectible coins certified by us; fees earned from the management, operation and promotion of collectibles trade shows and conventions and revenues from sales of products, which consist primarily of coins that we purchase under our warranty policy.

Our authentication and grading revenues accounted for approximately 81%, 84% and 90% of our total net revenues in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.  The amounts of such revenues are primarily affected by (i) the volume and mix, among coins and sportscards, on the one hand, and other collectibles and diamonds and colored gemstones, on the other hand, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Six of our coin authentication and grading customers accounted, in the aggregate, for approximately 10% of our total net revenues in the fiscal year ended June 30, 2008.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our results of operations.  Our revenues from these customers are also impacted by the level of submissions and revenue earned from submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of submissions can vary depending upon a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur around the time of the show, which can affect the volume of coin transactions from these customers at the shows and which, in turn, can affect the volume of submissions to us for on-site grading and same-day turn-around.

Factors Affecting our Gross Profit Margins.  The gross profit margins on authentication and grading submissions also are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions, because we generally realize higher margins on coin submissions than on submissions of other collectibles and high-value assets; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sportscards than they do for modern submissions, and (iv) the stage of development and the seasonality of our newly acquired businesses.  Furthermore, because a significant proportion of our direct costs are fixed in nature, our gross profit is also affected by the overall volume of collectibles authenticated and graded in any period.

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

The following tables provide information regarding the respective number of coins, sportscards, autographs, currency, diamonds and colored gemstones that we graded or authenticated in the fiscal years ended June 30, 2008, 2007, and 2006 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed
	2008		2007		2006
Coins	1,474,900	47%	1,558,700	50%	1,786,300	55%
Sportscards	1,329,500	42%	1,262,700	41%	1,200,300	37%
Autographs	199,600	6%	169,800	5%	179,700	6%
Stamps	53,000	2%	66,200	2%	37,000	1%
Currency	59,200	2%	36,200	1%	28,800	1%
Diamonds(1)	30,000	1%	25,000	1%	6,700	-
Colored Gemstones(2)	4,700	-	2,000	-	-	-
Total	3,150,900	100%	3,120,600	100%	3,238,800	100%

	Declared Values (000)
	2008		2007		2006
Coins	$1,327,000	73%	$1,435,000	82%	$1,613,000	90%
Sportscards	90,000	5%	88,000	5%	75,000	4%
Autographs	26,000	2%	24,000	1%	15,000	1%
Stamps	25,000	1%	12,000	-	21,000	1%
Currency	45,000	2%	32,000	2%	43,000	2%
Diamonds(1)	225,000	12%	97,000	6%	27,000	2%
Colored Gemstones(2)	93,000	5%	62,000	4%	-	-
Total	$1,831,000	100%	$1,750,000	100%	$1,794,000	100%

1.	We commenced the authentication and grading of diamonds in the second quarter of 2006 when we acquired GCAL and Gemprint.

2.	We commenced the authentication and grading of colored gemstones in the first quarter of 2007, when we acquired AGL.

Overview of Fiscal 2008 Operating Results

The following table set forth comparative financial data for the years ended June 30, 2008 and 2007.

	Year Ended June 30, 2008		Year Ended June 30, 2007		2008 vs. 2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Percent Change

	(Dollars in thousands)
Net revenues	$41,984	100.0%	$40,452	100.0%	3.8%
Cost of revenues	23,773	56.6%	19,297	47.7%	23.2%
Gross profit	18,211	43.4%	21,155	52.3%	(13.9)%
Selling and marketing expenses	8,073	19.2%	7,497	18.5%	7.7%
General and administrative expenses	15,480	36.9%	15,585	38.5%	(0.7)%
Impairment losses	11,233	26.8%	55	0.2%	(20,323.6)%
Amortization of intangible assets	1,193	2.8%	950	2.3%	25.6%
Operating loss	(17,768)	(42.3)%	(2,932)	(7.2)%	(506.0)%
Interest income, net	1,117	2.7%	2,144	5.3%	(47.9)%
Other income	5	-	6	-	(16.7)%
Loss before benefit for income taxes	(16,646)	(39.6)%	(782)	(1.9)%	(2,028.6)%
Benefit for income taxes	(1,016)	(2.4)%	(39)	(0.1)%	(2,505.1)%
Loss from continuing operations	(15,630)	(37.2)%	(743)	(1.8)%	(2,003.6)%
Income (loss) from discontinued operations(1)	(2)	-	228	0.5%	(100.9)%
Net loss	$(15,632)	(37.2)%	$(515)	(1.3)%	(2,935.3)%
Net loss per diluted share:
Loss from continuing operations	$(1.85)		$(0.09)		(1,955.6)%
Income from discontinued operations(1)	-		0.03		-
Net loss	$(1.85)		$(0.06)		(2,983.3)%

(1)	Net of gain on sales of discontinued businesses (net of income taxes).

As the above table indicates, we generated a 3.8% increase in net revenues in fiscal 2008, as compared to fiscal 2007 primarily as a result of increases in revenues from (i) our non-grading service businesses, including increased advertising revenues earned on our coin and sportscards publications and increased revenues from our  CFC financing activities  (“other-related businesses”), and (ii) sales of collectible coins purchased by us under our coin grading warranty policy.  However, despite that increase in net revenues, we incurred an operating loss of $17,768,000 in fiscal 2008, as compared to an operating loss of $2,932,000 in fiscal 2007, due primarily to:

▪
Increased operating losses of $13,140,000 incurred by our diamond and colored gemstones operations, including a $1,907,000 increase in losses from on-going operations of those businesses and an impairment loss of approximately $11,233,000 with respect to goodwill and other tangible and intangible assets.  Such impairment losses reflected a fair value determination of these two reporting units at June 30, 2008; and

▪
A $3,254,000 decrease in operating income generated by our coin grading business in fiscal 2008, as compared to fiscal 2007, which was due primarily to a decline in trade show revenues of approximately $1,500,000 in fiscal 2008, and higher costs of sales, which included warranty costs of $822,000 recognized in the second quarter of fiscal 2008 as a result of certain significant coin warranty claims.

Partially offsetting the operating losses attributable to the operations of our authentication and grading businesses was a net improvement in the operating results of our other related businesses and a lower level of unallocated corporate costs.  These, as well as other factors affecting our operating results in the fiscal 2008 are described in more detail below.

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

During fiscal year 2006 and in the first quarter of fiscal year 2007, we acquired certain businesses and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to on-going evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  In the event it was determined, from any such impairment analysis, that the estimated fair value of any such assets had declined below their carrying value, we would be required to recognize an impairment charge that would have the effect of reducing our income in the period when that charge was recognized.

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

Revenue Recognition Policies.  We generally record revenue at the time of shipment of the authenticated and graded collectible or high-value assets to the customer.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectible items to us for authentication and grading.  We record those prepayments as deferred revenue until their graded collectibles are shipped back to them and our revenue generating activities are complete.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer as there is no uncertainty surrounding the collection of receivables from these customers.

With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place, which corresponds with the revenue generating activities being complete.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members to access our on-line and printed publications and, sometimes also to vouchers for free grading services from us.  We record revenue for this multi-element service arrangement in accordance with EITF 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, by recognizing approximately 60% of the subscription fee in the month following the membership purchase, on the basis that Collectors Club members typically utilize their vouchers for free grading services within 30 days of subscribing for memberships.  We review this estimate at least semi-annually by recalculating the percentage based on the relative values of the various elements in the Collectors Club offering and determining the appropriate percentage to attribute to the grading services and the remaining subscription.  Our estimates have proven to be consistently around 60% on an on-going basis. The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.

We recognize product sales when items are shipped and all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.  Product revenues sold consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s on-going revenue generating activities.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers or distributors who submit collectibles or diamonds or colored gemstones to us for authentication and grading on a recurring basis.  In addition, primarily in connection with our coin dealer financing programs, we make advances or extend credit under notes receivable arrangements.  We regularly review our accounts and notes receivable, estimate the amount of, and establish an allowance for, uncollectible amounts in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due amounts, and in the case of notes receivable, the current value of the collateral we hold as security for the payment obligations under the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances.  Each quarter we review estimates of uncollectible amounts and such economic or other conditions or trends in order to enable us to determine whether or not to adjust the amount of the allowance.  For example, if the financial condition of certain dealers or economic conditions were to deteriorate, adversely affecting their ability to make payments on their accounts or notes, increases in the allowance may be required.  Since the allowance is created by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Inventory Valuation Reserve.  Our collectibles inventories are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories.  The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sale value of the collectibles inventories.  Additionally, due to the relative uniqueness of some of the collectibles included in our collectibles inventory, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products due to volatility in the price of precious metal, the condition of the collectible and any specific features of the individual collectible.  We review the market values of the collectible on a quarterly basis.  Ultimately, we recognize a profit or loss on the actual sale of the collectible relative to its most recent inventory carrying value.  Our estimates of market values have proven to be reasonably accurate in the past.

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

Grading Warranty Costs.  We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any such collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item.  If we purchase an item under a warranty claim we recognize, as a reduction in our warranty reserve, the difference in value of the item at its original grade and its re-graded estimated value.  We include the purchased item in our inventory at the re-graded estimated value of the item.  We offer a similar limited warranty of two years’ duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  Through September 30, 2007, our warranty reserves had proved to be adequate.  However, certain warranty claims were received by us in the second quarter and early in third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we will continue to monitor the adequacy of our warranty reserves on an on-going basis.  If warranty claims were to increase in relation to historical trends and experience, management would be required to increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.

Long-Lived Assets Other Than Goodwill.  We regularly conduct reviews of property and equipment and other long-lived assets other than goodwill, including certain identifiable intangibles, for possible impairment.  Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  In order to determine if the value of a definite-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition in order to determine if an impairment loss has occurred.  If the projected undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recorded to write down the asset to its estimated fair value.  Based on such reviews, we determined that impairment losses occurred in fiscal year 2008 in the amounts of approximately $176,000 for property and equipment, $1,860,000 for intangible assets other than goodwill, and $133,000 for other assets in relation to our jewelry businesses. During fiscal year 2007, we recorded impairment losses of $25,000 for equipment, and $16,000 for intangible assets in relation to our jewelry businesses and $14,000 in equipment unrelated to our jewelry businesses. Because the Company has incurred significant operating losses in its jewelry reporting units since the acquisitions of these businesses and has recognized impairment losses at June 30, 2008, management intends to closely monitor the performance and future prospects of these units for further impairment.   Due to the early stage of the jewelry businesses, significant risk and uncertainty exists around estimating the level and timing of future revenues of these businesses.  Such estimates of revenue will significantly impact the expected level of future cash flows from those businesses, which is used in determining whether the fair value of those businesses are less than the carrying amount of the assets of those businesses.  It is possible that the Company may need to record additional impairment losses as a result of testing these or other units for impairment during the annual impairment tests or on an interim basis if a triggering event occurs.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets on a formal basis at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. We apply a discounted cash flow model or an income approach to determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and remeasurement of goodwill is required. In accordance with GAAP, we consider the diamond and colored gemstone grading businesses as separate reporting units for the purpose of testing separately for the impairment of goodwill.  As a result of the occurrence of losses in prior fiscal periods in our jewelry reporting units and the uncertainty of the timing of future revenues and related cash flows, we concluded during the fourth quarter of 2008 that such indicators of impairment did exist in our diamond and colored gemstone grading reporting units at June 30, 2008, which resulted in impairment losses related to goodwill recorded on the Consolidated Statements of Operations for the fiscal year ended June 30, 2008 in the amounts of approximately $7,267,000 for the diamond grading reporting unit and approximately $1,797,000 for the colored gemstone reporting unit.  Because the Company has incurred significant operating losses in its jewelry reporting units since the acquisitions of these businesses and has recognized impairment losses at June 30, 2008, management intends to closely monitor the performance and future prospects of these units for further impairment.   Due to the early stage of the jewelry businesses, significant risk and uncertainty exists around estimating the level and timing of future revenues of these businesses.  Such estimates of revenue will significantly impact the expected level of future cash flows from those businesses, which is used in determining whether the fair value of those businesses are less than the carrying amount of the assets of those businesses.  It is possible that the Company may need to record additional impairment losses as a result of testing these or other units for impairment during the annual impairment tests or on an interim basis if a triggering event occurs.

Stock-Based Compensation.  We recognize share-based compensation expense based on the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option valuation method.  Under that method, assumptions are made with respect to the expected lives of the options or other stock awards granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant.  In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of an estimated forfeiture rate that we expect will occur over the vesting period of the stock awards, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  Due to the smaller number of stock awards granted to fewer employees since the Company adopted SFAS No. 123R, and the cumulative nature of any adjustment arising from a change in the forfeiture rate, we monitor the forfeiture rate very closely, to ensure that all stock awards that vest are fully expensed at the time the vesting occurs.  Once we determine the compensation expense of a stock award, that expense is recognized in our  consolidated statements of operations over its vesting period using the straight-line attribution method.  During fiscal 2007 and 2008, we issued restricted shares to outside members of the Board of Directors and to our CEO and, accordingly, we recognize stock-based compensation over the vesting period of such restricted shares, based upon the closing stock prices of the shares on their respective dates of the grant, net of an estimated forfeiture rate.

Capitalized Software.  In fiscal years 2008, 2007 and 2006, we capitalized approximately $1,436,000, $1,483,000 and $421,000, respectively, of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which be believe is conservatively estimated at three years.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they are incurred.  During the fiscal years ended June 30, 2008, 2007 and 2006, we recorded approximately $591,000, $193,000 and $11,000, respectively, as amortization expense related to such capitalized software projects.  We evaluate the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment charge is recorded in the period in which an impairment occurs.

Income Taxes and Deferred Tax Assets.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN48”).  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset and we review the nature, the expected timing of the realization of these assets and the expiration dates for net operating losses or credits, when determining the likelihood of realization.  The company has gross deferred tax assets of $5,967,000 at June 30, 2008.  The deferred tax assets include tax deductions that will arise in future years for the impairment losses recognized at June 30, 2008.  Also included in the deferred tax assets at June 30, 2008 are $2,275,000 of net operating losses which expire no later than 2027 and $908,000 of California Enterprise Zone Credits, which can be carried forward indefinitely.  Realization of such deferred tax assets is dependent on generating sufficient taxable income in future periods.  Utilization of the net operating losses requires the Company to generate sufficient taxable income before their expiration.  The California Enterprise Zone Credits will only be utilized if taxable income is generated in the Enterprise Zone.  Due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to the impairment loss and the California Enterprise Zone Credits, the Company recorded a valuation allowance of $4,550,000 against such assets at June 30, 2008.  The remaining net deferred tax asset of $1,395,000 has been determined by management to be more likely than not realizable at June 30, 2008 based upon projections of future taxable income.

FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our statements of operations.  FIN 48 requires that we adjust our financial statements to reflect only tax positions which we believe are more-likely-than-not to be sustained on audit, based on the technical merits of the positions.  FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and a decrease in deferred tax liabilities of $109,000.  Interest and penalties totaled $101,000 as of July 1, 2007, the date of the adoption of FIN 48, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During fiscal year 2008, which followed the adoption of FIN 48, we recorded approximately $13,000 in interest and penalties as components of income tax expense.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.6%	47.7%	40.3%
Gross profit	43.4%	52.3%	59.7%
Operating expenses:
Selling and marketing expenses	19.2%	18.5%	13.4%
General & administrative expenses	36.9%	38.5%	35.4%
Impairment losses	26.8%	0.2%	-
Amortization of intangible assets	2.8%	2.3%	0.7%
Total operating expenses	85.7%	59.5%	49.5%
Operating income (loss)	(42.3)%	(7.2)%	10.2%
Interest income, net	2.7%	5.3%	6.4%
Income (loss) before provision for income taxes	(39.6)%	(1.9)%	16.6%
Provision (benefit) for income taxes	(2.4)%	(0.1)%	7.4%
Income (loss) from continuing operations	(37.2)%	(1.8)%	9.2%
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.5%	0.8%
Net income (loss)	(37.2)%	(1.3)%	10.0%

Net Revenues.  Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, sportscards, autographs, stamps and currency, and high-value assets consisting of diamonds and colored gemstones.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy.  Revenues from product sales are not considered an integral part of our on-going revenue generating activities.  In the year ended June 30, 2006, such sales accounted for less than $50,000 of our net revenues.  However, product sales generated revenues of $1,061,000, or 2.5%, and $289,000, or 0.7%, of our total net revenues in fiscal 2008 and 2007, respectively.

The following tables set forth our total net revenues for the fiscal years ended June 30, 2008, 2007 and 2006, broken out between grading and authentication services and other related products and services, respectively:

					2008 vs. 2007
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$33,897	80.7%	$34,003	84.1%	$(106)	(0.3)%
Other related products and services	8,087	19.3%	6,449	15.9%	1,638	25.4%
Total net revenues	$41,984	100.0%	$40,452	100.0%	$1,532	3.8%

					2007 vs. 2006
	2007		2006		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$34,003	84.1%	$33,221	90.0%	$782	2.4%
Other related services	6,449	15.9%	3,693	10.0%	2,756	74.6%
Total net revenues	$40,452	100.0%	$36,914	100.0%	$3,538	9.6%

The following tables set forth certain information regarding the increases or decreases in (i) net revenues from the authentication and grading of collectible coins and sportscards, which are the two largest markets for our services, and (ii) net revenues from our other businesses, which include the authentication and grading of other collectibles and diamonds and colored gemstones.  The other-related services and product sales for each business are included in the revenues of that business.

					2008 vs. 2007
	2008		2007		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$22,925	54.6%	$23,317	57.6%	$(392)	(1.7)%	(83,800)	(5.4)%
Sportscards	8,982	21.4%	8,797	21.8%	185	2.1%	66,800	5.3%
Other (1)	10,077	24.0%	8,338	20.6%	1,739	20.9%	47,300	15.8%
	$41,984	100.0%	$40,452	100.0%	$1,532	3.8%	30,300	1.0%

					2007 vs. 2006
	2007		2006		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$23,317	57.6%	$23,829	64.6%	$(512)	(2.1)%	(227,600)	(12.7)%
Sportscards	8,797	21.8%	8,461	22.9%	336	4.0%	62,400	5.2%
Other (1)	8,338	20.6%	4,624	12.5%	3,714	80.3%	47,000	18.6%
	$40,452	100.0%	$36,914	100.0%	$3,538	9.6%	(118,200)	(3.6)%

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

Fiscal 2008 vs. 2007.  Our net revenues increased by $1,532,000, or 3.8%, in fiscal year 2008 to $41,984,000 from $40,452,000 in fiscal year 2007.  That increase was due primarily to net revenue increases of $866,000, or 14%, generated by our other-related services, and $772,000 generated by product sales, partially offset by a $106,000, or 0.3%, decrease in grading and authentication service fees.  As discussed above, product revenues represent the sale, primarily of coins that are purchased under our warranty policy and, as such, are not considered an integral part of our primary revenue generating activities.  Therefore, excluding product revenues, total service revenues increased by 1.9% in fiscal 2008, compared to 2007.

The $866,000 increase in other-related service revenues in fiscal 2008, compared with fiscal 2007, was primarily the result of increased advertising revenues earned on the Company’s coin and sportscards publications and increased revenues in our CFC financing business.

The decrease of $106,000 in grading and authentication fees in fiscal 2008, compared to fiscal 2007, was comprised primarily of a decrease of $1,318,000 or 6% in coin grading and authentications fees, which was substantially, but not fully, offset by a $1,228,000, or 25%, increase in fees generated by our other grading and authentication businesses, other than sportscard grading, the fees from which were essentially unchanged in 2008 from 2007.  The decrease in coin grading revenues in 2008 was primarily attributable to a $1,500,000 decrease in coin trade show revenues, as a result of (i) our attending two fewer collectibles trade shows in fiscal 2008 than in fiscal 2007, and (ii) a decrease in grading submissions at the trade shows we attended in the second half of 2008.  We believe the high price of gold and the adverse effect this increase had on the volume of gold coins submissions at trade shows in the second half of the year was due to limited capital and borrowing capacity in the market to absorb the higher price of gold coins and dealers avoiding the relatively higher cost of submissions at trade shows as compared with our other services.  On the other hand, vintage coins grading revenues, on which we usually generate higher revenues due primarily to faster turn-around times requested by submitters, increased by 6% in fiscal 2008, compared with fiscal 2007; however, that increase was largely offset by a 6% decrease in modern coin grading revenues in fiscal 2008.

Fiscal 2007 vs. 2006. Revenues increased by $3,538,000 or 9.6% to $40,452,000 in fiscal year 2007, compared to $36,914,000 in fiscal year 2006.  This increase was attributable primarily to (i) an increase of approximately $2,756,000, or 74.6%, in net revenues generated primarily by the other (non-grading) related services, attributable primarily to businesses we acquired in the fiscal year 2006 and first three months of fiscal 2007, and (ii) an increase of approximately $782,000, or 2.4%, in grading and authentication revenues.  The increase in grading and authentication revenues was largely attributable to increases in the volume of submissions of sportscards, other collectibles and diamonds and colored gemstones, which more than offset a decline in coin authentication and grading revenues.  Approximately $2,200,000 of the increase in our fiscal 2007 revenues was generated by the collectibles convention business and our colored gemstone grading business, AGL, both of which we acquired in the first three months of fiscal 2007.  Excluding the contribution made by those two businesses, revenues grew by 3.6% in 2007 as compared to fiscal 2006.

The 74.6% increase in revenues generated by our other (non-grading) related service businesses in 2007, as compared to fiscal 2006, was primarily attributable to (i) increased sales of Collectors Club memberships and CCE subscriptions, (ii) an increase in interest earned as a result of an increase in the average amount of loans outstanding to dealers under our dealer finance program, and (iii) revenues generated by our collectibles convention business that we acquired at the beginning of fiscal 2007.

The 2.4% increase in grading and authentication revenues was driven by a 6.4% increase in the average service price per unit for our grading and authentication businesses, compared to the prior fiscal year, offset by a 3.6% decrease in total units graded.  Coin grading revenues decreased by 4.3% and the number of units graded decreased by 12.7%, primarily driven by (i) a $1,660,000 decrease in show and invitational revenues (ii) a net $170,000 decrease in revenue attributable to a decrease in First Strike/Bulk units graded, partially offset by an increase in the average service fees earned on those units; and (iii) a $880,000 increase in revenue due to an increase in the volume of vintage collectibles submissions.  We believe the reduction in the First Strike submissions was due to a number of factors, including a dispute related to PCGS’ trademarked First Strike designation, which was subsequently resolved.

For sportscards, the 5.3% increase in the number of units graded was partially offset by a 14.9% decrease in advertising revenue, resulting in a 4.0% increase in net revenues.

A 18.6% increase in units graded and authenticated for other collectibles and diamonds and colored gemstones resulted in a 35.5% increase in the grading and authentication revenues generated by those businesses in 2007, as compared to 2006, primarily driven by increases in the volume of diamond and stamp grading submissions, as well as the contribution to our revenues of our colored gemstone authentication and grading business, which we acquired in August of 2006.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security, depreciation, amortization and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading services and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold.  In addition, costs of revenues include stock-based compensation attributable to employees whose compensation is classified as part of the costs of authentication and grading revenues.

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2008, 2007 and 2006.
	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Gross profit	$18,211	$21,155	$22,024
Gross profit margin	43.4%	52.3%	59.7%

       Fiscal 2008 vs. 2007.  As indicated in the above table, our total gross profit margin declined from 52.3% in fiscal 2007 to 43.4% in fiscal 2008.  Excluding gross profit on revenues generated by product sales, which are not an integral part of our core revenue generating activities, the gross profit margin for grading and authentication and other related services in 2008 was 44.2%, compared with 52.4% for 2007.

In the case of our coin business, that decline reflects (i) the decrease in the number of coins graded in 2008, compared to 2007, and a change in the mix of coin services rendered to a higher proportion of lower margin submissions which resulted in a small reduction in the average service fee earned on coins in fiscal 2008; (ii) the $822,000 increase in warranty costs recognized in the second quarter of fiscal 2008 as a result of the increase in the dollar amount of warranty claims described above; and (iii) an increase in personnel, travel, printing, and on-going warranty costs in support of our coin grading activities.

The decline in gross profit margins in our diamond business were primarily attributable to higher salaries and  fixed costs due to our occupancy of a larger facility to provide increased grading capacity.

The decline in gross profit margins in our colored gemstone grading business, which we acquired in August, 2006, was primarily due to the addition of personnel to increase our grading capacity, as we focused attention on growing our colored gemstone grading business and launching additional colored gemstone grading services.

2007 vs. 2006.  The decline in our gross profit margin to 52.3% in the fiscal year ended June 30, 2007, from 59.7% in fiscal 2006, was attributable to a number of different factors, including the following: (i) a decline in the gross margin on coin authentication and grading, due primarily to an increase in costs resulting from the addition of new coin grading capacity in anticipation of increased volumes of submissions and to reduce the turnaround times within which coins are authenticated and graded; (ii) a decline in the gross margin realized on sportscard authentication and grading services, due primarily to a decrease in sportscard related advertising revenues and higher production costs incurred due to a change in the mix of sportscard units graded in 2007 as compared to 2006; (iii) a change in the mix of our authentication and grading revenues to a lower proportion of coin authentication and grading revenues, on which we have historically realized higher margins than on the authentication and grading of other collectibles, as coin revenues represented approximately 58% of total net revenues in the fiscal 2007, compared to approximately 65% of total net revenues in fiscal 2006; and (iv) the early stage of our diamond and colored gemstone grading businesses as we increased our diamond grading capacity in anticipation of increased revenues in future periods.  The decline was partially offset by a $108,000 decrease in the stock-based compensation costs classified as cost of revenues in fiscal 2007, from $302,000 in fiscal 2006.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and third party consulting costs.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Selling and marketing expenses	$8,073	$7,497	$4,918
As a percentage of net revenues	19.2%	18.5%	13.4%

Fiscal 2008 vs. 2007. The $576,000 increase in selling and marketing expenses in fiscal 2008 compared with fiscal 2007 was primarily attributable to (i) an increase of $390,000 in such expenses related to business development activities primarily by our collectibles grading and subscription divisions, which included increased participation at trade shows by other non-coin grading divisions; and (ii) an increase of $165,000 in sales and marketing expense to foster brand awareness and to attract increased submissions for our diamond and colored gemstone businesses.  Increases in sales and marketing expenses for our diamond and colored gemstone businesses were incurred in the first and second quarters of our fiscal year which coincide with the traditional holiday buying season in those markets.  In the second half of our fiscal year, sales and marketing costs for our diamond and colored gemstone businesses decreased by approximately $600,000 compared to the same six-month period of the prior year, as we transition from our branding and awareness marketing campaigns to a more units driven marketing approach.

2007 vs. 2006.  The increases in selling and marketing expenses of $2,579,000 in absolute dollars and 5.1% as a percentage of net revenues, in fiscal 2007, compared to the prior fiscal year, were primarily attributable to (i) an increase of approximately $1,863,000 in sales and marketing costs to market and promote our new businesses, including our diamond grading business (which we acquired in November 2005), our colored gemstone grading business (which we acquired in August 2006), and our CCE subscription business (which we acquired in September 2005); (ii) a $339,000 increase in sales and marketing costs primarily to promote our coin and sportscard authentication and grading services at trade shows (including an increase in the number of trade shows attended) and in other channels; and (iii) increases in general marketing costs, including an increase in marketing-related compensation costs attributable to the hiring, in November 2006, of a chief marketing officer for our diamond and colored gemstone businesses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting, information technology personnel, facilities management costs depreciation, amortization and other miscellaneous expenses.  G&A expenses also include stock-based compensation costs arising from the grant of stock awards to general and administrative personnel, in accordance with SFAS No. 123(R).

	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
General & administrative expenses	$15,480	$15,585	$13,068
As a percentage of net revenues	36.9%	38.5%	35.4%

Fiscal 2008 vs. 2007.  G&A expenses at $15,480,000 in fiscal 2008 were essentially unchanged from the $15,585,000 in 2007.  In fiscal 2008 we incurred higher costs in our colored gemstone business of approximately $320,000 reflecting our ownership of that business for the entire year in 2008 compared with ten and a half months in fiscal 2007, and increased infrastructure costs incurred to support the growth of that business.  In addition, we incurred a $205,000 increase in G&A related stock-based compensation costs in 2008, as compared to 2007, due primarily to restricted stock awards granted to our CEO and our outside (non-management) directors in 2007 and 2008.  We also invested in additional accounting and information technology personnel of approximately $150,000 to support the Company’s expanded businesses.  These increased costs were offset by savings in legal, professional and outside services costs compared to fiscal 2007.

2007 vs. 2006.  The increase in G&A expenses of $2,517,000 in fiscal 2007, compared to prior fiscal year, was primarily attributable to (i) expenses, totaling approximately $1,723,000, incurred in connection with initiatives to grow our then recently acquired diamond, colored gemstone, and trade show businesses; (ii) increased costs of approximately $560,000, to upgrade and expand our internal systems to support an increased volume of business and our entry into new markets; and (iii) increased business development costs of approximately $300,000, incurred in connection with our coin authentication and grading business.  Such cost increases were partially offset by a reduction in litigation-related costs in fiscal 2007, compared to the same periods of fiscal 2006, during which we incurred legal fees and expenses in connection with the Miller trial.  Stock-based compensation costs (including $164,000 of amortization expense related to restricted stock awards) included in general and administrative expenses for fiscal 2007 were $688,000, compared with $367,000 for fiscal 2006.

Impairment Losses
	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Impairment losses	$11,233	$55	$-
As a percentage of net revenues	26.8%	0.2%	0.0%

The increase in impairment losses in fiscal 2008 as compared to fiscal 2007 is due to the impairment of goodwill, intangible assets, equipment and other assets in our diamond and colored gemstone grading businesses.  During fiscal 2008, approximately $9,064,000, $1,860,000, $176,000 and $133,000 were recorded as impairment losses for goodwill, other intangible assets, equipment and other assets, respectively.  In fiscal year 2007, we recorded impairment losses of $25,000 for equipment and $16,000 for intangible assets in relation to our jewelry businesses and $14,000 unrelated to our jewelry businesses. The fiscal 2008 impairments were the result of past losses and the uncertainty of the timing and magnitude of future revenues and related cash flows that are used in the determination of fair value. Under circumstances in which the fair values of long-lived assets and goodwill are not recoverable on the basis of future cash flows, we record impairment losses such that the carrying values of these assets reflect their current estimate of fair values.

Amortization of Intangible Assets
	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Amortization expense	$1,193	$950	$269
As a percentage of net revenues	2.8%	2.3%	0.7%

The increase in the amortization expense of $243,000 in fiscal 2008, compared to fiscal 2007, related to the amortization of capitalized software costs for which amortization commences as development projects are completed.  In addition, we also incur amortization costs in connection with the intangible assets acquired in business acquisitions that occurred during fiscal 2006 through the first quarter of fiscal 2007. Capitalized software costs and acquired intangible assets are being amortized over their estimated useful lives as described in note 2 to our Consolidated Financial Statements included in Item 8 of this Report.

Stock-Based Compensation

We recognized stock-based compensation (which includes compensations costs related to the issuance of restricted stock and stock option grants) of $1,225,000, $890,000 and $670,000 during fiscal 2008, 2007 and 2006, respectively.  Stock-based compensation is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues, (ii) selling and marketing expenses in the case of stock awards granted to marketing and sales personnel and (iii) general and administrative expenses in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows:

	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Cost of revenues	$339	$194	$302
Selling and marketing expenses	(7)	8	1
General and administrative expenses	893	688	367
	$1,225	$890	$670

We issue stock options or restricted stock awards to employees and outside directors with respect to which the only condition for vesting is continued employment or service during the related vesting period.  Typically, the vesting period is four years for employee awards and shorter periods for director awards, reflecting their service periods, although we have, on occasion, granted stock options with immediate vesting.

During fiscal 2008 and fiscal 2007, we issued a total of approximately 78,000 shares of restricted stock to our CEO, CFO (“management”) and the non-management directors, which required us to recognize stock-based compensation expense of approximately $352,000 and $164,000 during fiscal 2008 and 2007, respectively.  No shares of restricted stock were issued in fiscal 2006 and no stock-based compensation related to restricted shares was recognized in 2006.  The shares of restricted stock issued to management and our outside directors have vesting periods of four years and one year, respectively.  Compensation cost is determined based on the closing price per share of our common stock, as reported by NASDAQ, as of the date of the grant and is recognized as stock-based compensation expense over the vesting period on a straight-line basis, net of an estimated forfeiture rate of 7% in 2007 and 5% in 2008.

Options to purchase a total of 30,200, 65,000 and 42,000 shares of our common stock were granted to employees during fiscal 2008, 2007 and 2006, respectively.  We calculate stock-based compensation by estimating the fair value of stock options as of their respective grant dates using the Black-Scholes option valuation model and various assumptions that are described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Report and recognize such costs on a straight-line basis over the vesting period of the options.

For fiscal years 2008, 2007 and 2006, stock-based compensation consisted of compensation costs attributable to options granted in prior years that were outstanding but were not fully vested as of July 1, 2005, the adoption date of SFAS No. 123(R), and compensation costs for options that were granted following July 1, 2005 to June 30, 2008, prorated from their respective grant dates to June 30, 2008.  Compensation costs, as determined, were adjusted for estimated forfeitures in accordance with SFAS No. 123(R).

The forfeiture rate for stock options was 5%, 9% and 10.5% for fiscal years 2008, 2007 and 2006, respectively.

A total of $1,056,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2008 and will be recognized as compensation expense as follows:

Year Ending June 30,	Amount
2009	$645,000
2010	271,000
2011	124,000
2012	16,000
Total	$1,056,000

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s forfeiture percentage.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds, short-term bank certificates of deposit and commercial paper instruments and tax-free funds.  Such interest income does not include the interest that we generate on loans we make pursuant to our dealer-finance program, which are included in net revenues.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Interest income, net	$1,117	$2,144	$2,346
Percent of net revenue	2.7%	5.3%	6.4%

Fiscal 2008 vs. 2007.   Interest income, net was $1,117,000 in 2008, compared with $2,144,000, in 2007.  The decrease in interest income was primarily attributable to (i) a shift of our cash and cash equivalent balances for part of the year into liquid tax-free money funds from taxable investments; (ii) a decrease in our average cash balances in 2008, compared to 2007, due to our use of  cash to fund increased payments of quarterly dividends, capital expenditures, the repurchases of shares of our common stock under our share buyback program, increases in advances under our dealer financing program and cash used to fund operating losses; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances during 2008, compared with 2007, due to reductions in prevailing market rates of interest as a result of actions taken by the Federal Reserve Board.

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

Provision (Benefit) for Income Taxes
	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Provision (benefit) for income taxes	$(1,016)	$(39)	$2,733
Percent of net revenue	(2.4)%	(0.1)%	7.4%

The income tax benefit recorded in fiscal 2008 reflects an effective tax benefit rate of 6.1% due to a pre-tax loss in fiscal 2008 and permanent differences between the Company’s income for book purposes and for tax purposes, reflecting the non-deductibility of stock-based compensation costs related to incentive stock options and the recognition of a valuation allowance in fiscal 2008 for deferred tax assets on the basis that it would be more likely than not that these assets would not be recoverable by estimates of future taxable income. Due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to the impairment loss and the California Enterprise Zone Credits, the Company recorded a valuation allowance against such assets at June 30, 2008 in the amount of approximately $4,550,000. For fiscal 2007, the effective tax benefit was approximately 5% and reflected the higher percentage of permanent differences between income for book and income for tax purposes due to the level of losses in 2007.  For fiscal 2006, our effective tax rate was 45% reflecting such permanent differences, which had the effect of increasing the effective tax rate in 2006, as the Company earned income in that year.

Discontinued Operations
	Fiscal Year Ended June 30, (Dollars in thousands)
	2008	2007	2006
Income (loss) from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	$(2)	$228	$296

The income (loss) from discontinued operations relates to the disposal of the collectible sales businesses and includes (i) the losses or gains recognized on the sales of those businesses and the disposition of the assets of those businesses that we retained (consisting primarily of inventories and accounts receivables); (ii) for fiscal 2006 the results of CTP from September 2, 2005 to November 30, 2005 (the date of its disposition); and (iii) the gain on disposal of the discontinued businesses related to additional consideration on the sales of those businesses that became determinable in fiscal 2006 and 2007 (as the terms of the sales of some of those businesses provided for the payment to us of future consideration based on the performance of those businesses for periods subsequent to their sales).

Quarterly Results of Operations and Seasonality

The following tables present unaudited quarterly financial information for each of the eight quarters beginning September 30, 2006 and ending on June 30, 2008.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results, which reflect the reclassification of our results of operations between continuing operations and discontinued operations as a result of the disposition of our collectibles sales businesses, are not necessarily indicative of results that may be expected for any subsequent periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods.  On the other hand, our diamond and colored gemstone grading businesses (which we acquired in November 2005 and August 2006, respectively), generate higher revenues in our second quarter, which coincides with the winter holiday season, than in other quarterly periods.  Our expectation is that, over time, our diamond and colored gemstone revenues will represent a higher proportion of total revenues and will reduce the effect of seasonality in the second fiscal quarter.

Our collectibles convention business, which we acquired in July 2006, adds to the variability in our quarter-to quarter operating results, as its revenues vary based on the timing of the collectibles conventions it holds.  Revenues for this business unit are significantly higher in the first, third and fourth quarters of the fiscal year, compared to the second quarter, because the Long Beach show (the larger of the two shows) takes place during the first, third and fourth quarters, while the Santa Clara convention takes place in the second and fourth quarters.

The following table sets forth the unaudited consolidated financials results for quarterly periods in fiscal years 2007 and 2008. The operating loss of $12,906,000 in the fourth quarter of fiscal 2008 includes an aggregate impairment loss of $11,232,000 related to our jewelry businesses (See notes 2, 3 and 7 to our Consolidatd Financial Statements in Item 8 of this Annual Report) consisting of goodwill impairment loss of approximately $9,064,000 and impairment loss of other intangible assets and other assets of approximately $2,168,000.

In addition, in the fourth quarter of fiscal 2008, the Company recorded a valuation allowance of $4,550,000 against deferred tax assets at June 30, 2008, such that the Company had an income tax expense of $348,000 in the fourth quarter of fiscal 2008, despite having pre-tax losses of $12,767,000.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008
Statement of Operations Data:
Net revenues	$9,898	$8,793	$11,081	$10,680	$10,825	$9,964	$10,896	$10,299
Cost of revenues	4,356	4,367	5,138	5,436	5,200	6,797	5,997	5,779
Gross profit	5,542	4,426	5,943	5,244	5,625	3,167	4,899	4,520
SG&A expenses	5,241	5,089	6,126	6,626	5,965	5,590	6,124	5,874
Impairment losses	-	25	14	16	1	-	-	11,232
Amortization of intangible assets	171	187	219	373	270	286	317	320
Operating income (loss)	130	(875)	(416)	(1,771)	(611)	(2,709)	(1,542)	(12,906)
Interest and other income, net	571	548	513	518	445	298	240	139
Income (loss) before income taxes	701	(327)	97	(1,253)	(166)	(2,411)	(1,302)	(12,767)
Provision (benefit) for income taxes	318	(147)	165	(375)	(66)	(962)	(336)	348
Income (loss) from continuing operations	383	(180)	(68)	(878)	(100)	(1,449)	(966)	(13,115)
Income (loss) from discontinued operations, net of gain on sales of discontinuedbusinesses (net of income taxes)	11	80	99	38	(10)	6	-	2
Net income (loss)	$394	$(100)	$31	$(840)	$(110)	$(1,443)	$(966)	$(13,113)
Net income (loss) per basic share:
From continuing operations	$0.05	$(0.02)	$(0.01)	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	0.01	-	-	-	-	-
Net income (loss)	$0.05	$(0.01)	$0.00	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
Net income (loss) per diluted share:
From continuing operations	$0.04	$(0.02)	$(0.01)	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	0.01	-	-	-	-	-
Net income (loss)	$0.04	$(0.01)	$0.00	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
Weighted average shares outstanding
Basic	8,351	8,309	8,381	8,433	8,463	8,491	8,470	8,373
Diluted	8,628	8,309	8,587	8,433	8,463	8,491	8,470	8,373

	Quarters Ended (In thousands)
	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008
Selected Operating Data:
Units authenticated or graded
Coins	482	281	400	396	367	293	484	331
Sportscards	321	296	322	324	338	313	327	351
Autographs	34	44	40	52	45	50	49	56
Stamps	12	18	17	19	20	11	13	9
Currency	9	7	9	11	11	11	14	23
Diamonds	6	9	5	5	8	12	5	5
Colored gemstones	-	-	1	1	1	1	1	2
Total	864	655	794	808	790	691	893	777

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $23,345,000, as compared to $42,386,000 at June 30, 2007, as we used cash in fiscal 2008 to fund (i) operating losses; (ii) advances under our financing program; (iii) capital expenditures; (iv) the payment of quarterly cash dividends to our stockholders; and (v) repurchases of shares of our common stock under our stock buyback program.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our operations.  Although we used cash to fund operations in fiscal 2008, due to operating losses incurred, we continue to expect our authentication and grading services and our subscription services to provide us with positive operating cash flows, as our early stage businesses grow and reduce their operating losses.

During fiscal 2008, operating activities of our continuing operations used net cash of $2,277,000, compared with $3,523,000 generated in fiscal 2007 due primarily to operating losses incurred in fiscal 2008.

Investing activities used net cash of $6,288,000 during fiscal 2008, comprised of (i) $1,961,000 and $1,436,000, to purchase fixed assets and invest in capitalized software, respectively, and (ii) $3,106,000 in net advances under our financing program.

In fiscal 2008, financing activities used net cash of $10,484,000, including $8,517,000 to pay cash dividends to stockholders and $2,209,000 to repurchase shares of our common stock under our stock buyback program, partially offset by proceeds of $242,000 from the exercise of employee stock options.

Bank Line of Credit.  As previously reported, in fiscal 2005, we organized Collectors Finance Corporation (“CFC”), as a wholly-owned subsidiary, to engage in the business of making loans primarily to coin or sportscards dealers.  All such loans were required to be collateralized by the delivery to us of collectibles with a fair market value at least equal to the amount of the loans.  The loans were required to be repaid to us when those collectibles are returned to the dealers.  To provide a source of funding for those loans, in June 2005, CFC obtained a revolving bank line of credit for the original term of two years pursuant to a loan and security agreement that permitted CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of those of its loan receivables that met the bank’s eligibility criteria.  Borrowings under that credit line, the term of which was extended to July 31, 2008, were to bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and were secured by the loans receivable due CFC.  There were no borrowings outstanding under that line of credit during the fiscal years ended or at June 30, 2008 or 2007.

This line of credit expired in July 2008, coinciding with a decision by the Company to cease making new loans under our financing program.  In August 2008, the Company sold approximately $3,300,000 principal amount of its dealer loans, which were secured by collectible coins, to an unaffiliated purchaser for a purchase price of approximately $3,330,000 in cash.

Outstanding Financial Obligations.  We had the following outstanding obligations under operating leases, net of sublease income at June 30, 2008, for years ending June 30:

2009	$2,209,000
2010	1,410,000
2011	990,000
2012	1,019,000
2013	1,014,000
Thereafter	4,086,000
$10,728,000

With the exception of these obligations, we do not have any material financial obligations, such as long-term debt, capital lease, or long-term purchase obligations.

Stock Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorizes up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission rules, when opportunities to make such repurchases, at attractive prices, become available.  We are under no obligation to repurchase any shares under the stock buyback program and the timing, actual number and dollar value of shares that may be repurchased under that program will depend on a number of factors, including our future financial performance, available cash resources and competing uses for the cash that may arise in the future, prevailing market prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  During the fiscal years ended June 30, 2008, 2007 and 2006, we repurchased a total of 232,152, 72,517 and 181,851 shares, respectively, of our common stock under this program for aggregate purchase prices of approximately $2,198,000, $945,000 and $2,618,000, respectively (excluding transaction costs).  Additional information regarding these share repurchases is set forth in Item 5 of this Report.  At June 30, 2008, the total dollar value of shares that could be purchased in the future under this program was $4,239,000.

Dividends.  In the fourth quarter of fiscal 2006, the Board of Directors adopted a dividend policy that called for the payment of quarterly cash dividends of $0.08 per common share, for an expected annual cash dividend of $0.32 per common share.  The quarterly cash dividend was increased to $0.12 per share, in the third quarter of fiscal 2007.  In June 2007, the Board of Directors approved another increase in the quarterly cash dividend to $0.25 per common share for an expected annual cash dividend to stockholders of $1.00 per common share, and dividends were paid under this policy throughout fiscal 2008 for a total dividend paid in fiscal 2008 of $8,517,000.

As we disclosed previously, the continued payment of cash dividends was subject to a number of factors, including the Company’s financial performance and changes in market and financial conditions; therefore, there could be no assurance that the amount of the cash dividend would not be reduced or the payment of cash dividends would not be suspended or discontinued by the Board of Directors.  On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company's cash resources to support the continued implementation of the Company's strategic plan and the growth of its business.  At the same time, the Board of Directors approved a 10% stock dividend on the Company's outstanding shares, and it declared this stock dividend will be distributed on November 3, 2008 to all stockholders of record on October 20, 2008.

Uses and Sources of Cash.  We plan to use our cash resources, including the cash we generated in August 2008 from the sale of customer loans, to (i) introduce new services for our customers, (ii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses, (iii) make private and open market share repurchases under our stock buyback program if there are opportunities to do so at prices that we believe are attractive, and (iv) fund working capital requirements, and for other corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication and grading businesses.  However, there is no assurance that we will be able to obtain such additional financing on terms acceptable to us, if at all.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009.  This Statement is not expected to have an impact on the Company’s results of operations or financial condition.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109 that supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments.  SAB No. 105 stated that, in the view of the SEC Staff, when measuring the fair value of a derivative loan commitment, it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan.  This SAB supersedes SAB No. 105 and expresses the current view of the SEC Staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 has no impact on the Company’s results of operations or financial condition.

On December 21, 2007, the SEC issued SAB No. 110 in which the SEC updated its position in SAB 107 concerning the use of a “simplified” method to calculate the expected term used in the determination of the fair value of a stock option using the Black-Scholes-Merton closed-form model.  Under SAB No. 107, the SEC had limited the use of the “simplified” approach until December 31, 2007 under the assumption that registrants would be able to develop adequate factual histories instead of relying upon a simplified approach. Under SAB No. 110, use of the simplified approach is permitted beyond December 31, 2007 under certain circumstances.  SAB No. 110 has no impact on our determination of the expected term assumption used in the Black-Scholes-Merton model, as the Company has not previously utilized the simplified method.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its financial statements.   FSP 142-3 has no impact on recent acquisitions completed by the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2008, we had $23,345,000 in cash and cash equivalents, primarily invested in money market funds.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended June 30, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Collectors Universe, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
September 29, 2008

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$23,345	$42,386
Accounts receivable, net of allowance of $79 in 2008 and $60 in 2007	1,414	1,276
Refundable income taxes	575	1,220
Inventories, net	983	442
Prepaid expenses and other current assets	1,029	1,060
Customer notes receivable, net of allowance of $31 in 2008 and $23 in 2007	2,062	2,536
Net deferred income tax asset	486	1,020
Customer notes receivables held for sale	3,579	-
Receivables from sale of net assets of discontinued operations	92	92
Total current assets	33,565	50,032

Property and equipment, net	4,482	4,081
Goodwill	3,974	12,884
Intangible assets, net	8,494	10,365
Net deferred income tax asset	909	-
Note receivable from sale of discontinued operation	138	229
Other assets	456	510
	$52,018	$78,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,870	$1,435
Accrued liabilities	1,766	2,154
Accrued compensation and benefits	1,471	1,988
Income taxes payable	368	14
Deferred revenue	2,084	2,233
Current liabilities of discontinued operations held for sale	9	-
Total current liabilities	7,568	7,824

Deferred rent	584	477
Other long-term liabilities	36	40
Net deferred income tax liability	-	869
Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
shares outstanding: 8,361 in 2008 and 8,496 in 2007	8	9
Additional paid-in capital	75,996	76,737
Accumulated deficit	(32,174)	(7,855)
Total stockholders’ equity	43,830	68,891
	$52,018	$78,101

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2008	2007	2006
Net revenues:
Grading, authentication and related services	$41,984	$40,452	$36,914
Cost of revenues:
Cost of grading, authentication and related services	23,773	19,297	14,890
Gross profit	18,211	21,155	22,024
Operating expenses:
Selling and marketing expenses	8,073	7,497	4,918
General and administrative expenses	15,480	15,585	13,068
Impairment loss of goodwill	9,064	-	-
Impairment loss of intangible assets and other assets	2,169	55	-
Amortization of intangible assets	1,193	950	269
Total operating expenses	35,979	24,087	18,255
Operating income (loss)	(17,768)	(2,932)	3,769
Interest income, net	1,117	2,144	2,346
Other income, net	5	6	22
Income (loss) before provision (benefit) for income taxes	(16,646)	(782)	6,137
Provision (benefit) for income taxes	(1,016)	(39)	2,733
Income (loss) from continuing operations	(15,630)	(743)	3,404
Income (loss) from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	(2)	228	296
Net income (loss)	$(15,632)	$(515)	$3,700

Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.85)	$(0.09)	$0.40
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.03	0.04
Net income (loss)	$(1.85)	$(0.06)	$0.44

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.85)	$(0.09)	$0.39
Income from discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.03	0.03
Net income (loss)	$(1.85)	$(0.06)	$0.42
Weighted average shares outstanding:
Basic	8,450	8,367	8,473
Diluted	8,450	8,367	8,782
Dividends declared per common share	$1.00	$0.40	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2005	8,610	$9	$78,594	$(7,016)	(125)	$(1,021)	$70,566
Exercise of stock options	47	-	243	-	-	-	243
Stock compensation expense	-	-	670	-	-	-	670
Tax benefit on exercise of stock options	-	-	29	-	-	-	29
Shares repurchased and cancelled under the Stock Repurchase Plan	(182)	(1)	(2,627)	-	-	-	(2,628)
Net income	-	-	-	3,700	-	-	3,700
Dividends paid ($0.08 per share)	-	-	-	(674)	-	-	(674)
Balance at June 30, 2006	8,475	$8	$76,909	$(3,990)	(125)	$(1,021)	$71,906

Exercise of stock options	161	1	275	-	-	-	276
Stock compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock Repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.40 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	$9	$76,737	$(7,855)	-	$-	$68,891

Cumulative effects of adoption of FIN 48 (see note 9)	-	-	-	(170)	-	-	(170)
Exercise of stock options	76	-	242	-	-	-	242
Stock-based compensation - options	-	-	873	-	-	-	873
Stock-based compensation – restricted stock	21	-	352	-	-	-	352
Shares repurchased and cancelled under the Stock Repurchase Plan	(232)	(1)	(2,208)	-	-	-	(2,209)
Net loss	-	-	-	(15,632)	-	-	(15,632)
Dividends paid ($1.00 per share)	-	-	-	(8,517)	-	-	(8,517)
Balance at June 30, 2008	8,361	$8	$75,996	$(32,174)	-	$-	$43,830

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,632)	$(515)	$3,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,453	2,012	919
Stock-based compensation expense	1,225	890	670
Impairment losses of long-lived assets	11,233	55	-
Tax benefit from exercise of stock options	-	633	29
Loss on termination of sublease	-	-	83
Loss on intangible asset	-	16	-
Discontinued operations	2	(228)	(296)
Provision for bad debts	51	27	55
Provision (recovery) for inventory write-down	23	(4)	72
(Gain) loss on sale of property and equipment	(4)	-	8
Interest on note receivables	(8)	-	-
Deferred income taxes	(1,027)	400	1,853
Changes in operating assets and liabilities:
Accounts receivable	(180)	552	(115)
Inventories	(564)	10	(73)
Prepaid expenses and other	31	(219)	(63)
Refundable income taxes	645	(1,220)	-
Other assets	(92)	(72)	(278)
Accounts payable and accrued liabilities	44	488	403
Accrued compensation and benefits	(517)	913	(164)
Income taxes payable	82	(671)	496
Deferred revenue	(149)	381	278
Deferred rent	111	75	16
Other long-term liabilities	(4)	-	-
Net cash provided by (used in) operating activities	(2,277)	3,523	7,593
Net cash provided by operating activities of discontinued businesses	8	114	390

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	143	-	8
Capital expenditures	(1,961)	(3,073)	(1,366)
Purchase of businesses, net of cash acquired	-	(6,293)	(14,582)
Purchase of other intangible assets	(20)	(352)	-
Advances on customer notes receivable	(7,829)	(5,038)	(4,283)
Proceeds from collection of customer notes receivable	4,723	6,416	2,030
Capitalized software	(1,436)	(1,483)	(421)
Cash received from sale of net assets of discontinued operations	92	485	361
Net cash used in investing activities	(6,288)	(9,338)	(18,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	242	276	243
Payments for retirement of common stock	(2,209)	(949)	(2,628)
Dividends paid to common stockholders	(8,517)	(3,350)	(674)
Net cash used in financing activities	(10,484)	(4,023)	(3,059)
Decrease in cash and cash equivalents	(19,041)	(9,724)	(13,329)
Cash and cash equivalents at beginning of year	42,386	52,110	65,439
Cash and cash equivalents at end of year	$23,345	$42,386	$52,110

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 (in thousands)
	Year ended June 30,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$(651)	$743	$624
Interest paid	$28	$19	$16

Effective July 14, 2005, the Company acquired CoinFacts.com in a transaction summarized as follows:
Goodwill	$-	$-	$515
Purchase price	$-	$-	$515

Effective September 2, 2005, the Company acquired Certified Coin Exchange(CCE) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$-	$(41)
Deferred taxes recognized at acquisition	-	-	(296)
Intangible assets	-	-	947
Fair value of computertradingpost.com, Inc., including net assets	-	-	600
Goodwill	-	-	1,117
Purchase price, net of $50 cash acquired	$-	$-	$2,327

Effective November 8, 2005, the Company acquired Gem Certification and Appraisal Lab (GCAL) in a transaction summarized as follows:
Fair value of net assets acquired	$-	$-	$119
Intangible assets	-	-	53
Goodwill	-	-	3,068
Purchase price, net of $28 cash acquired	$-	$-	$3,240

Effective December 22, 2005, the Company acquired the business of GemprintCorporation in a transaction summarized as follows:
Fair value of net assets acquired	$-	$-	$40
Intangible assets	-	-	3,444
Goodwill	-	1	5,099
Purchase price	$-	$1	$8,583

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(385)	$-
Intangible assets	-	1,810	-
Goodwill	-	1,001	-
Purchase price, net of $49 cash acquired	$-	$2,426	$-

Effective August 18, 2006, the Company acquired American Gemological Laboratories, Inc. (AGL) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$(42)	$-
Deferred tax liability recognized at acquisition	111	(1,205)	-
Intangible assets	(274)	3,030	-
Goodwill	163	2,083	-
Purchase price, net of $81 cash acquired	$-	$3,866	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In connection with the sale of CTP in November, 2005, the Company received a note receivable of $458,000, of which $230,000 and $321,000 were still outstanding at June 30, 2008 and 2007, respectively.

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

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Organization and Nature of Business

Organization

Collectors Universe, Inc. (“We,” “us,” the “Company” or “Collectors Universe”) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (“PCGS”) the Company’s predecessor corporation to acquire other businesses that, like PCGS, would provide services to the collectibles markets.  On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS.  As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS.  Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations.  The assets and liabilities acquired were recorded at the PCGS’ basis as the transaction represented a transfer of assets and liabilities between entities under common control.

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. (“Lyn Knight”) and Kingswood Coin Auctions, LLC (“Kingswood”) and the minority ownership interests in two majority-owned subsidiaries of PCGS, Superior Sportscard Auctions, LLC (“Superior”) and Internet Universe, LLC (“IU”), that were not already owned by PCGS at the time these acquisitions were consummated.

In fiscal year 2005, we organized Collectors Finance Corporation (“CFC”) as a 100% subsidiary to engage in the business of making short-term loans to collectibles dealers pursuant to a dealer financing program.  Following the receipt in March 2005 of a California Finance Leaders License, CFC began making short-term loans to established collectibles dealers.  The loans are secured by the delivery of coins or other collectibles to us.

In fiscal year 2006 and 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.4 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$3.3 million
Gemprint Corporation	December 22, 2005	$8.6 million (i)
Expos Unlimited LLC	July 1, 2006	$2.5 million (i)
American Gemological Laboratory	August 18, 2006	$3.9 million (i)

(i)    Does not include contingent purchase price that we may become obligated to pay to the sellers of these businesses based on their future financial performance.  See note 3 below.

Nature of our Business

We are engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, vintage U.S. paper currency, sportscards, stamps, sports memorabilia and autographs, and for high value assets consisting of diamonds and colored gemstones.  We authenticate and grade the quality of such collectibles and high value assets for dealers, collectors and retail buyers and sellers of these collectibles and high value assets.  We also publish magazines that provide market prices and information for certain collectibles and high value assets, that is accessible on our websites and sell advertising in those magazines and on those websites; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate collectibles tradeshows.

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling high-end collectible coins, sportscards and sports entertainment and historical memorabilia.  Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions.  We also sold collectible coins by direct sales methods.

           In December 2003, our Board of Directors adopted a plan to focus our financial and management resources and collectibles expertise, on the operations and growth of our authentication and grading businesses, by divesting the collectibles auctions and direct sales businesses comprising our collectibles sales segment.  As a result, in the accompanying consolidated financial statements, the assets and related liabilities of the collectibles sales segment have been classified as held for sale and the related operating results have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  See note 4 below.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries, all of which are 100% owned by the Company.  At June 30, 2008, such operating subsidiaries were Collectors Finance Corporation (CFC), Certified Asset Exchange, Inc. (CAE), Gem Certification and Assurance Lab, Inc. (GCAL), Expos Unlimited, Inc. (Expos), and American Gemological Laboratories, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In June 2008, we merged PCGS, our predecessor corporation that had been one of our wholly-owned subsidiaries since 1999, into the Company.  Prior to that merger, substantially all of the business of PCGS had been, and all of the business of PCGS is now, operated as a division of Collectors Universe.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization of software development costs, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill impairments, the amounts to be set aside for warranty reserves and the amount of the provisions or benefits for income taxes.  Because we have incurred significant operating losses in our jewelry reporting units since the acquisitions of these businesses, and such losses have significantly exceeded our initial estimates for fiscal 2008 and 2009 year to date, we tested the carrying value of goodwill and other long-lived assets of our jewelry businesses for impairment at June 30, 2008 and recorded an aggregate impairment loss of approximately $11,233,000 for goodwill and other intangible and tangible assets in the Consolidated Statements of Operations for the year ended June 30, 2008.  Due to the early stage of our jewelry businesses, significant risk and uncertainty exists around estimating the level and timing of future revenues of these businesses.  Such estimates of revenue will significantly impact the expected level of future cash flows from those businesses, which is used in determining whether the fair value of those businesses are less than the carrying amount of the assets of those businesses.  The carrying value of goodwill related to our jewelry businesses could become further impaired, and the Company’s financial position and results of operations could be materially adversely affected in future periods.  Each of these estimates are discussed in more detail in this note 2, note 3 and note 7 to these Consolidated Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2008 and 2007, we had approximately $23,300,000 and $42,400,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $21,500,000 and $40,900,000, respectively, were invested primarily in high-quality money market funds.  Our investment policy provides that the minimum credit quality of any portfolio of trading securities in which we may temporarily invest cash may not be rated less than single-A long term or A1/P1 short term, and any such portfolio may not contain more than 25% exposure to securities of issuers whose principal business activities are in the same industry.  However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to obligations issued by banks that are subject to U.S. banking regulations.  In addition, the weighted average maturity of any such portfolio may not exceed 90 days.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2008 consisted primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances. At June 30, 2008 and 2007, the Company had funds of approximately $21,500,000 and $40,900,000, respectively, in money market funds.  In addition, at June 30, 2008 and 2007, the Company had approximately $1,800,000 and $1,500,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable is due from collectibles dealers.  At June 30, 2008, accounts receivable from three customers represented 37% of the Company’s total gross accounts receivable balances.  At June 30, 2007, accounts receivable from one customer represented 13% of the Company’s total gross accounts receivable balances.  We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $79,000 and $60,000 at June 30, 2008 and June 30, 2007, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 55%, 58% and 65% of our net revenues for the years ended June 30, 2008, 2007 and 2006, respectively.

Customer Notes Receivable. At June 30, 2008 and 2007, the outstanding principal amount of customer notes receivable, which evidenced primarily short term advances made to customers by CFC, totaled $5,640,000 (of which, $3,579,000 was classified as held for sale at June 30, 2008) and $2,536,000, respectively, net of allowances for uncollectible amounts of $31,000 and $23,000, respectively. Three and two of these notes, each greater than 10% of the total respective year ending balances for all notes outstanding represented a total of 49% and 68% of the total principal amounts of the short-term customer advances that were outstanding at June 30, 2008 and 2007, respectively.

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

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary.  The allowance for inventory loss was $91,000 at June 30, 2008 and 2007, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.  Coin, stamp, diamond and colored gemstone reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property, equipment or amortizable intangible assets, then management would prepare an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During fiscal years 2008 and 2007, approximately $2,169,000 and $55,000, respectively, were recorded as impairment losses of long-lived assets, other than goodwill, within the Consolidated Financial Statements for those years. The impairment loss in fiscal year 2008 related to goodwill was approximately $9,064,000 (See “Goodwill and Other Intangible Assets” below). Of the $2,169,000 impairment loss for long-lived assets other than goodwill (principally identifiable intangible assets), approximately $176,000 was associated with property and equipment (see also note 7), and $133,000 was associated with other assets determined not to be recoverable as of June 30, 2008.

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

We recognize product sales when items are shipped and all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.  Product revenues consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s on-going revenue generating activities.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

Cooperative Marketing Arrangements

In accordance with EITF 01-09, Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products), marketing allowances given to a customer have been classified as a reduction of revenues in the years ended June 30, 2007 and 2006.  There were no marketing allowances given to customers’ in fiscal 2008.

Warranty Costs

We offer a warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We also offer a similar grading warranty of two years’ duration, and subject to certain limitations, covering the diamonds that we authenticate and grade.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an on-going basis and significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic could result in a material adverse impact on our results of operation.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $1,136,000, $1,122,000 and $620,000 in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset.  In fiscal 2008, we recorded a valuation allowance for deferred tax assets of approximately $4,550,000, as we determined that it was more likely than not that we would not recover deferred tax assets related to the impairment losses of goodwill and other intangible assets and the California Enterprise Zone Credits. FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our Statements of Operations.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  FIN 48 further requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and an increase in deferred tax assets of $109,000 and those adjustments are reflected in the Consolidated Balance Sheet as of June 30, 2008.  Interest and penalties totaled $101,000 as of July 1, 2007, the date of the adoption of FIN 48, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During fiscal year 2008, which followed the adoption of FIN 48, we recorded approximately $13,000 in interest and penalties as a component of income tax expense.

Capitalized Software

Through June 30, 2008 end 2007, we had capitalized approximately $2,543,000 and $1,700,000, respectively as capitalized software net of accumulated amortization of $797,000 and $204,000 respectively, in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  During fiscal years 2008, 2007 and 2006, the Company recorded approximately $591,000, $193,000 and $11,000, respectively, as amortization expense for certain software development projects that were completed.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Stock-Based Compensation

Effective July 1, 2005, which was the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this method, compensation cost recognized in each of the fiscal years ended June 30, 2008, 2007 and 2006 include: (a) compensation cost for all share-based payments granted and not vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Since stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2008, 2007 and 2006 is based on awards expected to vest, the compensation expense has been reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and has reduced the forfeiture rate from 10.5% at June 30, 2006, to 9% at June 30, 2007 and to 5% at June 30, 2008.

For stock option grants, we calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model.  Our determination of the fair values of such stock option awards is made as of their respective dates of grant using that option pricing model and that determination is affected by our stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the outstanding stock options.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that fair value also may not be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.

The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option beginning as of the adoption date of SFAS No. 123(R), which was July 1, 2005, or the date the option was granted, whichever date occurred later.

We issue stock options and restricted stock to employees and outside directors whose only condition for vesting is continued employment or service during the related vesting period.  Typically, the vesting period is four years for employee awards and six months to one year for director awards, although awards are sometimes granted with immediate vesting or longer vesting periods.  The term of the options may not exceed ten years; however, an optionee’s options will terminate sooner in the event of a cessation of the optionee’s service with the Company prior to the expiration date of the option.  During fiscal years 2007 and 2008, the Company awarded an aggregate of 56,760 and 21,359 shares of restricted stock, respectively, to the Company’s CEO and CFO and to the non-management directors, and in connection with those awards, recorded, as part of general administrative expenses in the Consolidated Statements of Operations for the years ended June 30, 2007 and 2008, respectively, approximately $164,000 and $352,000 in stock-based compensation expense.  Compensation expense is determined for the issuance of restricted shares to employees or non-employee directors by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted shares awarded based on the closing price of the Company’s common stock effective on the date the award is made.

We recognized stock-based compensation (which includes compensations costs related to the issuance of restricted stock and stock option grants) of $1,225,000, $890,000 and $670,000 during fiscal 2008, 2007 and 2006, respectively.  Stock-based compensation is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues, (ii) selling and marketing expenses in the case of stock awards granted to marketing and sales personnel and (iii) general and administrative expenses in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows:

	Year Ended June 30,
	2008	2007	2006
Cost of revenues	$339,000	$194,000	$302,000
Selling and marketing expenses	(7,000)	8,000	1,000
General and administrative expenses	893,000	688,000	367,000
	$1,225,000	$890,000	$670,000

The weighted-average grant date fair values of employee stock options granted during the fiscal years ended June 30, 2008, 2007 and 2006 were $3.80, $5.56 and $6.57, respectively, which were determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2008	2007	2006
Dividend yield	6.9%	2.6%	2.3%
Expected volatility	48.0%	51.0%	58.0%
Risk-free interest rate	3.9%	4.6%	4.7%
Expected lives	6.0 years	5.1 years	5.1 years

Beginning with the fourth quarter of fiscal year 2006, we have made consecutive quarterly dividend payments to our stockholders, and, accordingly, we have incorporated a dividend yield assumption in the determination of the fair value of stock options granted using the Black-Scholes option pricing model. For those options granted during fiscal years 2008, 2007 and 2006, the dividend yield assumptions were 6.9%, 2.6% and 2.3%, respectively, which were determined by computing the percentage of the annual dividend rate per share to the closing price of the Company’s common stock on the date of the grant.

The Company uses historical averages to determine the expected term of an option, which considers such variables as the minimum expected term and post-vesting behavior, and, as a result, increased the expected term of those options granted in fiscal year 2008 to 6.0 years from 5.1 years, which was applied to those grants made in fiscal years 2007 and 2006.

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2008 was $1,056,000 and that amount will be recognized as compensation expense as follows:

Fiscal Year Ending June 30,	Amount
2009	645,000
2010	271,000
2011	124,000
2012	16,000
$1,056,000

However, such amounts, which are non-cash expenses, do not include the cost of new stock options or stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no such excess tax benefits resulting from the exercise of stock options for the fiscal years ended June 30, 2008, 2007 and 2006.

Net Income (Loss) Per Share

We compute net income or loss per share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 requires the presentation of basic and diluted earnings per share.  Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented.  Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the exercise of all outstanding stock options and other dilutive securities.  However, options with exercise prices that exceed the average market price of the Company’s shares for any period for which the calculation of diluted net income per share is made are disregarded, because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2008	2007	2006
Income (loss) from continuing operations	$(15,630)	$(743)	$3,404
Income from discontinued operations, net of gain on sales ofdiscontinued businesses (net of income taxes)	(2)	228	296
Net income (loss)	$(15,632)	$(515)	$3,700

Net income (loss) per basic share:
From continuing operations	$(1.85)	$(0.09)	$0.40
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.03	0.04
Net income (loss)	$(1.85)	$(0.06)	$0.44

Net income (loss) per diluted share:
From continuing operations	$(1.85)	$(0.09)	$0.39
From discontinued operations, net of gain on sales ofdiscontinued businesses (net of income taxes)	-	0.03	0.03
Net income (loss)	$(1.85)	$(0.06)	$0.42

Weighted-average shares outstanding:
Basic	8,450	8,367	8,473
Effect of dilutive shares	-	-	309
Diluted	8,450	8,367	8,782

Options and warrants to purchase approximately 1,073,000, 1,062,000 and 689,000 shares of common stock for the years ended June 30, 2008, 2007 and 2006, respectively, at exercise prices up to $24.00 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price of our shares for the respective period.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment has occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. If the carrying value of a “reporting unit”, as defined by SFAS No. 142 as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by allocating first the current fair value of the reporting unit to net assets and liabilities including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill.  The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied goodwill is less than the carrying value of goodwill, record an impairment loss of goodwill as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined.

During fiscal year 2008, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), which were consummated during fiscal year 2006 and Expos, which we acquired in fiscal year 2007 and, on the basis of those reviews, determined that no impairments had occurred.  Following the acquisitions of GCAL and Gemprint in fiscal year 2006 and Diamond ID (“DID”) in fiscal 2007 for the purpose of performing goodwill impairment testing, we combined GCAL, DID and Gemprint (the “GCAL Reporting Unit”) into the same reporting unit, as the operating characteristics of those businesses and market opportunities are very similar. During prior quarters of fiscal 2008, we had completed the annual impairment testing for this reporting unit and AGL and determined on the basis of those tests that no impairment existed in either reporting unit. We determined during the fourth quarter of fiscal 2008 that the continued significant losses by these reporting units, the inability of these reporting units to meet or exceed projections set forth in the most recent annual impairment tests and the uncertainty of future revenues, income and related cash flows, constituted a “triggering event” as provided by SFAS No. 142 and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and that the measurement of an implied carrying value of goodwill and associated impairment loss was required. Under SFAS No. 144, long-lived assets that are subject to depreciation or amortization over their useful lives are first tested for impairment prior to any testing for goodwill under SFAS No. 142. During fiscal 2008, approximately $2,169,000 was recorded as an impairment loss related to long-lived assets other than goodwill, of which approximately $1,817,000 was related to the GCAL Reporting Unit and $352,000 was related to AGL.

Using an income approach such as a discounted cash flow model and other market indicators of fair value, we determined at June 30, 2008 that the fair value of the GCAL Reporting Unit was approximately $6,000,000 and AGL’s fair value was approximately $2,200,000 as compared to the carrying values, as of the same date, of these units that were approximately $13,600,000 and $4,200,000, respectively. The fair values of the net assets and liabilities including recorded and unrecorded other intangible assets as of the same date were approximately $5,101,000 and $1,751,000 for the GCAL Reporting Unit and AGL, respectively, which gave rise to the implied carrying values of goodwill of $899,000 and $449,000, respectively. The then carrying values of goodwill of $8,166,000 and $2,246,000 for the GCAL Reporting Unit and AGL, respectively, as compared to the implied carrying values gave rise to the impairment losses of goodwill of $7,267,000 and $1,797,000, respectively.

The following table sets forth, by reporting unit, the amounts classified as goodwill and intangible assets, net, on our balance sheets as of June 30, 2007 and 2008 in thousands of dollars:

	Coins	GCAL Reporting Unit	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2006	$515	$8,167	$-	$-	$1,117	$9,799
Acquired during FY2007:
AGL	-	-	2,083	-	-	2,083
Expos Unlimited	-	-	-	1,001	-	1,001
Gemprint	-	1	-	-	-	1
Balance at June 30, 2007	$515	$8,168	$2,083	$1,001	$1,117	$12,884

Adjustments during FY2008:
AGL	-	-	163	-	-	163
CCE	-	-	-	-	(7)	(7)
Gemprint	-	(2)	-	-	-	(2)
Impairment loss during FY2008	-	(7,267)	(1,797)	-	-	(9,064)
Balance at June 30, 2008	$515	$899	$449	$1,001	$1,110	$3,974

Intangible Assets, Net:
Balance at June 30, 2006	$29	$3,365	$-	$-	$1,280	$4,674
Acquired during FY2007 with indefinite lives:
AGL, net of $16 loss	-	-	1,914	-	-	1,914
Expos Unlimited	-	-	-	740	-	740

Acquired during FY2007 with definite lives:
AGL	-	-	1,100	-	-	1,100
Expos Unlimited	-	-	-	1,070	-	1,070
Diamond I.D.	-	332	-	-	-	332
CCE	-	-	-	-	2	2
Less: amortization for FY2007	(29)	(297)	(98)	(110)	(223)	(757)
Capitalized software costs during FY2007	523	658	-	-	302	1,483
Less: amortization for FY2007	(111)	(45)	-	-	(37)	(193)
Balance at June 30, 2007	$412	$4,013	$2,916	$1,700	$1,324	$10,365

Acquired by GCAL in FY2008 with definite life	-	20	-	-	-	20
Less: amortization for FY2008	-	(328)	(114)	(110)	(50)	(602)
Less: fair value adjustment of AGL purchase price	-	-	(274)	-	-	(274)
Capitalized software costs during FY2008	47	97	-	-	1,292	1,436
Less: amortization for FY2008	(165)	(216)	-	-	(210)	(591)
Impairment loss during FY2008	-	(1,508)	(352)	-	-	(1,860)
Balance at June 30, 2008	$294	$2,078	$2,176	$1,590	$2,356	$8,494

Amortization expense for each of the five succeeding years relating to intangible assets with definite lives currently recorded in the Consolidated Balance Sheets is estimated to be as follows at June 30:

2009	$1,498,000
2010	$1,412,000
2011	$972,000
2012	$545,000
2013	$467,000

The weighted average amortization period remaining as of June 30, 2008 is approximately 6.0 years.

Approximately $2.4 million of the $4.0 million classified as goodwill on the Consolidated Balance Sheets at June 30, 2008 is amortizable and deductible for tax purposes over a period of 15 years.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedge items affect the entity’s financial position, performance and cash flow.  Pursuant to the transition provisions of the Statement, the Company will adopt SFAS No. 161 in fiscal year 2009.  This Statement is not expected to have an impact on the Company’s results of operations or financial condition.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109 that supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments.  SAB No. 105 stated that, in the view of the SEC Staff, when measuring the fair value of a derivative loan commitment, it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan.  This SAB supersedes SAB No. 105 and expresses the current view of the SEC Staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 has no impact on the Company’s results of operations or financial condition.

On December 21, 2007, the SEC issued SAB No. 110 in which the SEC updated its position in SAB 107 concerning the use of a “simplified” method to calculate the expected term used in the determination of the fair value of a stock option using the Black-Scholes-Merton closed-form model.  Under SAB No. 107, the SEC had limited the use of the “simplified” approach until December 31, 2007 under the assumption that registrants would be able to develop adequate factual histories instead of relying upon a simplified approach. Under SAB No. 110, use of the simplified approach is permitted beyond December 31, 2007 under certain circumstances.  SAB No. 110 has no impact on our determination of the expected term assumption used in the Black-Scholes-Merton model, as the Company has not previously utilized the simplified method.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 has no impact on recent acquisitions completed by the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial statements.

3.	Business Acquisitions

On July 14, 2005, we acquired substantially all the assets of CoinFacts.com for $500,000 in cash and $15,000 in directly-related costs.  CoinFacts.com operates an Internet website on which it publishes detailed proprietary historical information on U.S. coins.  The amount of $515,000 was classified as goodwill at June 30, 2008 and 2007.

On September 2, 2005, we acquired all of the common stock of Certified Coin Exchange and all of the common stock of an affiliated business, computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,217,000 in cash and directly-related costs of $160,000.  At June 30, 2008 and 2007, $1,110,000 and $1,117,000, respectively, were classified as goodwill based upon the purchase price of $2,377,000 allocated over net tangible assets acquired of $320,000 and intangible assets acquired of $947,000.  CCE operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins.

We were required to purchase CTP as a condition to its acquisition of CCE.  At the time we consummated the CCE acquisition, we intended to dispose of CTP, and effective November 30, 2005, disposed of CTP.  See Note 4 below.

On November 8, 2005, we acquired Gem Certification & Appraisal Lab, LLC, a gemological certification and grading laboratory.  As part of that transaction, we also acquired all of the common stock of Diamond Profile Laboratory, Inc. (“DPL”), a scientific diamond light performance analysis laboratory and all publishing and other rights to Palmieri’s Market Monitor, an educational and informative industry publication.  We paid an aggregate acquisition price of $3,000,000 in cash for GCAL, DPL and the publishing and other rights to Palmieri’s Market Monitor, and  assumed  $50,000 of certain transaction-related costs and directly-related costs of $218,000 for an aggregate purchase price of $3,268,000.  At June 30, 2007, $3,068,000 of the purchase price was classified as goodwill based upon the purchase price of $3,268,000 allocated over net tangible assets acquired of $147,000 and intangible assets acquired of $53,000.

On December 22, 2005, we acquired the business and substantially all of the assets of Gemprint Corporation.  These assets consisted primarily of a patented technology for non-invasive diamond identification which Gemprint used to digitally capture the unique refractive light pattern (or “Gemprint”) of each diamond that is processed with that technology.  We paid a purchase price for that business and those assets, consisting of $7,500,000 in cash, assumed certain pre-acquisition liabilities and a lease commitment in the aggregate amount of $212,000, and incurred directly-related costs of $870,000.  We also agreed to pay $1 for each diamond that the Company registers using the Gemprint process in excess of 100,000 registrations during any year in the five-year period ending December 22, 2010.  At June 30, 2007, $5,100,000 were classified as goodwill, respectively, based upon the aggregate purchase price of $8,582,000 allocated over net tangible assets acquired of $40,000 and intangible assets acquired of $3,444,000.

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

On September 21, 2006, we acquired an existing patent and other intangible assets from Diamond I.D., Inc. (“DID”) for $332,000, which includes other direct costs of approximately $37,000, and included these assets as part of intangible assets, net, on the Consolidated Balance Sheets at June 30, 2007.  The acquisition of those assets did not constitute a business combination.  During fiscal years 2008 and 2007, approximately $42,000 and $33,000, respectively, were recorded as amortization expense with respect to these assets.

As described in detail in note 2 to the Consolidated Financial Statements under the heading Goodwill and Other Intangible Assets, GCAL, Gemprint and the DID asset purchase acquisitions were combined into a single reporting unit for the purposes of evaluating goodwill and other long-lived assets for impairment. For the fiscal year ended June 30, 2008, an impairment loss was recorded as part of impairment loss of goodwill within the Consolidated Statements of Operations of $7,267,000, which resulted in a reduction of the carrying value of goodwill to approximately $899,000 at June 30, 2008. For the same fiscal year, an impairment loss in the aggregate of $1,817,000 was recorded as part of impairment loss of other intangible assets and other assets within the Consolidated Statements of Operations consisting of the impairment loss of $1,508,000 for other intangible assets, a loss of $133,000 for other assets, and a loss of $176,000 related to the impairment of equipment. During the fourth quarter of 2008, we determined that the carrying value of the DID asset acquisition of approximately $257,000 was impaired, and we recorded an impairment loss of $257,000 as part of the impairment loss of $1,508,000 in connection with other intangible assets.

As part of the acquisition of GCAL, the Company acquired certain assets from Gemological Appraisal Association (“GAA”), a business owned and managed by the current President of GCAL. As part of the acquisition agreement, GAA entered into a sublease agreement with GCAL, which expired in May 2008, to sublet 50% of the leased premises of GCAL and also reimburse GCAL for 50% of other occupancy costs. From the date of acquisition to June 30, 2006, GAA paid approximately $25,000 under the sub-lease agreement, and approximately $6,000 for reimbursable occupancy expenses.  During fiscal years 2008 and 2007, GAA paid approximately $45,000 and $45,000 under the sub-lease agreement and approximately $11,000 and $12,000 for reimbursable occupancy expenses, respectively.  In the normal course of business, GAA was charged and paid $315 and $2,500 in grading and consultation fees by GCAL during fiscal years 2008 and 2007.

Effective July 1, 2006, we acquired the assets and business of Expos Unlimited LLC (“Expos”), a trade show management company, that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions. The purchase price for this business was $2,400,000 in cash and other direct costs of approximately $75,000.  Based on the future revenues of Expos, the Company may be obligated to make contingent payments of up to an aggregate of $750,000 in July 2011.  A fair value of $1,810,000 was assigned to identifiable intangible assets, and $193,000 and $529,000 were allocated to net assets acquired and assumed liabilities, respectively.   The excess of the purchase price that we paid for Expos over the fair values of net assets acquired and liabilities assumed, which totaled $1,001,000, was recorded as goodwill for the fiscal years ended June 30, 2008 and 2007.

 In connection with the Company's acquisition of the business and assets of Expos, the Company assumed a lease for the offices at which Expos conducts its operations. The landlord under that lease is a trust of which the trustee is the former president of Expos, who has been retained to provide services to the Company under a five year consulting agreement for consulting fees of $250,000 per year. The lease provides for lease payments by the Company of $3,000 per month for a term of three years with a one-time security deposit of $3,000.  The lease is renewable for successive periods of one year each, subject to the right of either party to terminate the lease prior to commencement of any such one year renewal period.  During fiscal year 2008 and 2007, the Company paid $37,000 and $36,000 in lease payments for the Expos office site.  During fiscal year 2007, the Company paid $3,000 as a security deposit for the lease.

On August 18, 2006, we acquired all the common stock of American Gemological Laboratories (“AGL”), an international colored gemstone certification and grading laboratory.  AGL is a third party authentication and grading services for colored gemstones, including colored gemstones that are sold at auctions and by jewelry retailers.  We paid an acquisition price of $3,500,000 in cash for AGL, approximately $233,000 of other directly-related costs and $214,000 representing a payment to settle a loan obligation of AGL to the seller of AGL.  In addition, depending on AGL’s future revenues, we may become obligated to make contingent payments of up to an aggregate of $3,500,000 over the five years following the closing of the acquisition.  During the second quarter of fiscal year 2008, we finalized the previously reported allocation of the purchase price for AGL over the net assets acquired, including intangible assets, such that goodwill was revised from $2,083,000 at June 30, 2007 to $2,246,000 prior to the evaluation and ultimate impairment of goodwill during the fourth quarter of fiscal 2008.  For the fourth quarter of fiscal year 2008, we recorded a goodwill impairment loss of $1,797,000 on the Consolidated Statements of Operations for the year ended June 30, 2008, which resulted in a reduction of the carrying value of goodwill to approximately $449,000 at June 30, 2008.  We also recorded impairment losses of $230,000 and $122,000 in the carrying values of indefinite-lived and definite-lived other intangible assets, respectively, in the Consolidated Statements of Operations for fiscal year 2008.

The operating results of each of these acquired businesses were consolidated into the Company's financial statements from the respective dates of their acquisition.

The following table summarizes the historical purchase price allocations with respect to the Expos and AGL business acquisitions, and the Diamond I.D. asset acquisition completed in fiscal year 2007 and the acquisitions made in fiscal year 2006 for CCE, GCAL, CoinFacts, and Gemprint, and gives effect to the goodwill impairment loss of $9,064,000 recorded in the fourth quarter of 2008.

	CoinFacts	CCE	GCAL & Gemprint	DID	Expos	AGL	Total
Purchase Price	$515	$2,377	$11,850	$332	$2,475	$3,947	$21,496

Value Assigned to Assets and Liabilities:
Net tangible assets	-	320	187	-	(336)	(1,329)	(1,158)
Intangible assets-finite lived	-	908	3,064	332	1,070	1,100	6,474
Intangible assets-indefinite lived	-	39	433	-	740	1,930	3,142
Net assets and liabilities acquired	-	1,267	3,684	332	1,474	1,701	8,458

Excess of purchase price (goodwill)	$515	$1,110	$8,166	$-	$1,001	$2,246	$13,038

Goodwill acquired in:
Fiscal year 2006	515	1,117	8,167	-	-	-	9,799
Fiscal year 2007	-	-	1	-	1,001	2,083	3,085
Fiscal year 2008 (adjustments)	-	(7)	(2)	-	-	163	154
	$515	$1,110	$8,166	$-	$1,001	$2,246	$13,038
Impairment losses in:
Fiscal year 2008	-	-	(7,267)	-	-	(1,797)	(9,064)
Goodwill at June 30, 2008	$515	$1,110	$899	$-	$1,001	$449	$3,974

Intangible assets with finite lives for the acquisitions completed in fiscal years 2007 and 2006 are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CCE	Gemprint	Expos	AGL
Customer relationships	15 years	-	-	10 years
Software/Acquired technology	2 years	-	-	10 years
Covenant not to compete	5 years	-	8 years	8.5 years
Technology, including patents	-	10 years	-	-
Auctioneer relationships	-	-	10 years	-
Exhibitor relationships	-	-	10 years	-

The useful lives subject to amortization preceding the impairment test conducted in the fourth quarter of 2008 for software/acquired technology and the acquired patents related to the Gemprint acquisition were 7 and 20 years, respectively, and were presented separately.  Following the impairment review, these intangible assets were combined into “technology, including patents” and subject to a revised period of amortization of 10 years following the December 2005 acquisition date.

The following pro forma financial data presents the unaudited pro-forma consolidated statements of operations for the Company for the fiscal years ended June 30, 2008, 2007 and 2006 based on the assumption that the AGL and Expos acquisitions had been completed as of July 1, 2005, rather than on the actual dates of their acquisition.  These pro forma unaudited statements of operations do not purport to represent what the Company’s actual results of operations would have been had these acquisitions been consummated on July 1, 2005 and are not necessarily indicative of the Company’s results of operations for any subsequent fiscal year.

	Unaudited
	Fiscal Year Ended June 30, (In Thousands, except per share data)
	2008	2007	2006
Revenue	$41,984	$40,529	$39,693
Operating income (loss)	(17,768)	(2,948)	3,712
Interest income, net	1,117	2,123	1,958
Other income	5	6	24
Income (loss) before provision for income taxes	(16,646)	(819)	5,694
Provision (benefit) for income taxes	(1,016)	(53)	2,547
Income (loss) from continuing operations	(15,630)	(766)	3,147
Income from discontinued operations	(2)	228	309
Net income (loss)	$(15,632)	$(538)	$3,456

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.85)	$(0.09)	$0.36
Income from discontinued operations	$-	$0.03	$0.03
Net income (loss)	$(1.85)	$(0.06)	$0.39

4.    Discontinued Operations

In fiscal 2004, we implemented a plan to focus our financial and management resources, and collectibles expertise, on the operations and growth of our grading and authentication businesses, and to divest our collectibles auctions and direct sales businesses.

Accordingly, in accordance with SFAS No. 144, the assets and related liabilities of the collectibles sales businesses, and Computertradingpost.com, Inc. (“CTP”) (see below), have been classified as held for sale in the accompanying Consolidated Balance Sheets at June 30, 2008 and 2007 and the related operating results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for the fiscal years ended June 30, 2008, 2007 and 2006.

We retained certain assets and liabilities of the collectibles sales businesses, which we have disposed of or liquidated subsequent to the disposition of those businesses.  In addition, we realized certain additional contingent consideration on the sale of one of those businesses, which was recognized when the amount of that consideration became determinable.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, an entity affiliated with the owner of CCE.  Our intent at the date of acquisition was to dispose of CTP, and we disposed of CTP in November 2005.  The operating results of CTP are classified as part of discontinued operations from the date of its acquisition through the date of its disposal, and we recognized a loss of $16,000 on the disposal of CTP.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At June 30, 2008 and 2007, the carrying values of the note were $230,000 and $321,000, respectively, of which the current portion, at June 30, 2008 and 2007 was approximately $92,000, and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

The operating results of the discontinued collectible sales businesses and CTP which are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Net revenues	$28	$84	$480

Income (loss) from operations	(3)	140	161
Gain on sale of discontinued businesses		259	408
	(3)	399	569
Income tax expense (benefit)	(1)	171	273
Income (loss) from discontinued operations	$(2)	$228	$296

The following table contains summary balance sheet information (in thousands) with respect to the liabilities of the collectible sales businesses held for sale that is included in the accompanying Consolidated Balance Sheets:

	June 30,
	2008	2007
Current liabilities:
Other current liabilities	$9	-
	$9	$-

5.	Inventories

Inventories consist of the following at June 30:
	(in thousands)
	2008	2007
Coins	$751	$253
Other collectibles	28	33
Grading raw materials consumable inventory	295	247
	1,074	533
Less inventory reserve	(91)	(91)
	$983	$442

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

6.	Customer Notes Receivable

During the fourth quarter of 2005, our wholly-owned subsidiary, Collectors Finance Corporation (CFC), implemented a dealer financing program, pursuant to which it offers short term loans to collectibles dealers and customers with established credit histories that are willing to collateralize the loans with coins or other collectibles that have been or will be authenticated and graded by us.  A customer is required to repay the loan at maturity or, if sooner, on return to the customer of the coins or other collectibles that collateralize the loan.  In the event that we return only a portion of the coins or other collectibles being held as collateral for the loan, then the customer is required to make a principal reduction payment at that time to maintain adequate collateral coverage for the loan or to pledge other collectibles as security for the loan.  These short term loans bear interest at a rate based on the prevailing prime rate of interest at the time the loan is made.

The following table sets forth, in thousands of dollars, the total principal amounts of loans made to customers, net of repayments, or the total amounts of customer repayments, net of loans made, under the dealer finance program in fiscal years 2008, 2007 and 2006 respectively.

	Years Ended June 30,
	2008	2007	2006
Loan advances (repayments)	$3,106	$(1,378)	$2,253

During the fourth quarter of fiscal year 2008, CFC made the decision to sell certain loans outstanding.  In the event of a sale of such notes, the related collateral will be transferred to the buyer.  At June 30, 2008, approximately $3,579,000 of CFC customer notes receivable were reclassified as held for sale on the Consolidated Balance Sheet in accordance with SOP No. 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which requires that financial instruments such as notes receivables be classified as held for sale with a value that is the lower of cost or market once a decision has been made to sell such loans. See note 18.

In addition to the principal amounts loaned by CFC under this program, we recorded a note receivable from a customer in the principal amount of $132,000, in September 2006 that matured and was repaid in December 2007.  Because the stated interest rate on that note was 0%; we discounted the note to a carrying value of approximately $114,000 at September 30, 2006 using an imputed interest rate, per annum, of 11.25%, which was the interest rate applied to similar notes receivables held by CFC.  At June 30, 2007, the carrying value of the note was approximately $124,000, and, accordingly, $10,000 and $8,000 were recorded as interest income during the fiscal years ended June 30, 2007 and 2008, respectively.

We routinely perform an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses.   At June 30, 2008 and 2007, we had allowances for uncollectible amounts of $31,000 and $23,000, respectively, to cover deficiencies in collateral.

7.	Property and Equipment

Property and equipment consist of the following at June 30:

	(in thousands)
	2008	2007
Coins, stamp, and gemstone grading reference sets	$610	$222
Computer hardware and equipment	1,876	1,664
Computer software	1,035	1,027
Equipment	4,206	3,366
Furniture and office equipment	1,117	1,064
Leasehold improvements	1,598	1,452
Trading card reference library	52	52
	10,494	8,847
Less accumulated depreciation and amortization	(6,012)	(4,766)
Property and equipment, net	$4,482	$4,081

Depreciation and amortization expense relating to property and equipment for fiscal 2008, 2007 and 2006 was $1,246,000, $891,000 and $486,000, respectively.   During the year ended June 30, 2008, we recorded $176,000 as part of impairment loss of other intangible assets and other assets within the Consolidated Statements of Operations in connection with the impairment of equipment used in the Gemprint business. In fiscal year 2007, we recorded an aggregate amount of $39,000 consisting of $25,000 of equipment used in the Gemprint business and $14,000 of equipment acquired, but not used, by a business unrelated to the jewelry businesses.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	(in thousands)
	2008	2007
Warranty reserve	$687	$735
Professional fees	125	183
Other	954	1,236
	$1,766	$2,154

Warranty reserve activity and balances related to fiscal years 2008, 2007 and 2006, were as follows (in thousands):

Warranty reserve June 30, 2005	$609
Charged to cost of revenues	492
Payments	(391)
Warranty reserve at June 30, 2006	710
Charged to cost of revenues	389
Payments	(364)
Warranty reserve at June 30, 2007	$735
Charged to cost of revenues	1,329
Payments	(1,377)
Warranty reserve at June 30, 2008	$687

9.	Income Taxes

Set forth below are the provision (benefit) for income taxes for the years ended June 30:

	(in thousands)
	2008	2007	2006
Current:
Federal	$59	$(613)	$2,360
State	60	29	9
	119	(584)	2,369
Deferred:
Federal	(2,049)	705	(172)
State	914	(160)	536
	(1,135)	545	364
Total provision (benefit) for income taxes	$(1,016)	$(39)	$2,733

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended June 30 was as follows:

	(in thousands)
	2008	2007	2006

Provision at federal statutory rates	$(5,659)	$(266)	$2,087
State income taxes, net	650	(99)	356
Meals and entertainment	89	94	76
Tax exempt interest	(162)
Stock-based compensation	274	227	214
Other	77	5	-
AGL goodwill impairment	610	-	-
Valuation allowances	3,105	-	-
	$(1,016)	$(39)	$2,733

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2008 and 2007, were as follows:

	(in thousands)
	2008	2007
Deferred tax assets:
Stock compensation costs	$682	$496
Reserves and accruals	1,093	1,037
Net operating loss carryforward	2,210	159
State credits	1,049	802
Intangible assets	867	-
Other	141	74
Less: valuation allowance	(4,572)	(22)
Total deferred tax assets	1,470	2,546
Deferred tax liabilities:
Goodwill and intangibles	-	(2,298)
Property and equipment	-	(31)
Other	(75)	(66)
Total deferred tax liabilities	(75)	(2,395)
Net deferred tax assets	1,395	151
Less: current portion	(486)	(1,020)
	$909	$(869)

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration and for the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone.  Due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to the impairment loss and the California Enterprise Zone Credits, the Company recorded a valuation allowance against such assets at June 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2005 through June 30, 2007 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2007.

At June 30, 2008, the Company had $1,376,000 of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has federal and state net operating losses of $5,328,000 and 7,935,000, which will primarily begin to expire in 2027 and 2017.

As discussed in note 2, during the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and an increase to net deferred tax assets of $109,000.  Interest and penalties totaled $101,000 as of the date of adoption of FIN 48 and were accounted for as part of the total adjustment to accumulated deficit of $170,000.

As of June 30, 2008, the liability for income taxes associated with uncertain tax positions was $380,000, including accrued penalties and interest of $131,000.  Of this amount, $261,000, if recognized, would favorably affect the Company’s effective tax rate and $119,000 would decrease deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in 000’s):

Unrecognized tax benefits balance at June 30, 2007	$208
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	41
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2008	$249

The FIN 48 liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law.  Managements believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.  The Company does not expect the FIN 48 liability to change significantly over the next year.

10.	Line of Credit

To provide a source of funds for its dealer financing program, in June 2005 CFC entered into a two-year revolving bank line of credit agreement that permitted CFC to borrow, at any one time, up to the lesser of (i) $7,000,000 or (ii) an amount equal to 85% of the aggregate principal amount of customer receivables that met the bank’s eligibility criteria.  As of June 30, 2008 and 2007, no borrowings had been obtained  by CFC under this bank credit line.  The credit line agreement provided that borrowings under this credit line would bear interest at rates based on the bank’s prime rate or LIBOR, as applicable, and were to be secured by substantially all the assets of CFC (including customer receivables and CFC’s security interests in customer owned loan collateral).

Costs of approximately $340,000 (comprised of a loan agreement fee, bank fees and legal fees) were incurred in connection with this line of credit and were amortized to interest expense using the effective interest method over the term of the revolving bank line of credit agreement, which was the two years ended June 30, 2007.  On a quarterly basis, CFC incurred an unused line fee at a rate of 0.25% per annum, based on the average daily unused portion of the total facility during the quarter.  On several occasions during fiscal year 2008, the line of credit was extended to new dates and, on May 29, 2008, the maturity date was extended to July 31, 2008 by mutual agreement between the bank and CFC.  The Company did not extend, or renew, the line of credit past the last extension date of July 31, 2008.

CFC’s obligations under this line of credit had been guaranteed by the Company pursuant to a Continuing Guaranty Agreement with the bank lender.  The terms of that Agreement required the Company to be in compliance with certain financial and other restrictive covenants, and require the consent of the lender (i) for the Company to pay cash dividends or repurchase shares of its common stock in amounts exceeding its annual net income in any year, and (ii) to consummate more than $5,000,000 of business acquisitions in any year.

11.           Employee Benefit Plans

We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan.  Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit.

12.           Stockholders’ Equity

Dividends

On May 31, 2006, the Company adopted a dividend policy that called for the payment of quarterly cash dividends, each in the amount of $0.08 per share for an expected total annual cash dividend of $0.32 per common share.  The first of such quarterly cash dividends under this policy of $0.08 per share was paid on June 28, 2006.

The quarterly dividend has since been increased by the Board of Directors on two occasions:  (i) from $0.08 to $0.12 per share of common stock effective in the third quarter of 2006; and (ii) from $0.12 to $0.25 per share of common stock, effective in the first quarter of fiscal 2008. During fiscal 2008, 2007 and 2006, the Company paid consecutive cash dividends in the aggregate amounts of approximately $8,517,000, $3,350,000 and $674,000, respectively.

The declaration of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.  On September 26, 2008, the Board of Directors approved a suspension of the quarterly cash dividend in the future and also approved a 10% stock dividend, which will be distributed on November 3, 2008 to all stockholders of record as of October 20, 2008 (see note 18).

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing us to make up to $10,000,000 of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  During the fiscal years ended June 30, 2008, 2007 and 2006, pursuant to this program we repurchased and retired approximately 232,000, 72,000 and 182,000 shares, respectively, of our common stock, for aggregate purchase prices (including transaction costs) totaling approximately $2,209,000, $949,000 and $2,628,000, respectively.  Accordingly, common stock at par value and additional paid-in capital were reduced by the $2,209,000 and $949,000, respectively, in the Consolidated Balance Sheets as of June 30, 2008 and 2007. We are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

Treasury Stock

Pursuant to a program approved by the Board of Directors in 2000, we had purchased 125,000 of our shares at an average price of $8.16 per share during the period from September 25, 2000 to December 28, 2000 at an aggregate cost of $1,021,000.   During fiscal year 2007, we retired all of these shares and recorded a decrease to additional paid-in capital at June 30, 2007.  Prior to that time, the repurchased shares were recorded as treasury shares in our Consolidated Balance Sheets.

Consulting Agreement

In July 1997, we granted options to an individual to purchase 133,000 shares of our common stock at an exercise price of $1.31 per share as consideration for a five-year consulting agreement that commenced on July 1, 1997.  The options vested in five annual installments of 20% of the shares beginning on December 31, 1997 and continuing through December 31, 2001.  In January 2007, these options were fully exercised, and as a result, the related estimated tax benefit of $623,000 was recorded as part of the $633,000 credited to stockholders’ equity in fiscal 2007.

Supplier Compensation Cost

During fiscal 1999, we granted warrants to purchase up to an aggregate of 150,000 shares of our common stock, at an exercise price of $20.00 per share, to collectible experts providing content for our websites.  These warrants vested immediately and are exercisable over a ten-year term.  The fair value of these warrants was expensed in fiscal 1999, and all of these warrants were outstanding at June 30, 2008.

13.	Stock Incentive Plans

Through December 5, 2006, we had various stock incentive plans (the “Existing Plans”) which set aside a total of 1,479,750 shares of our common stock for grants of stock options and awards of restricted stock to our officers and other key employees and directors.

The Existing Plans provided that the exercise price of all options (whether incentive or non-statutory), and the purchase price of shares issued pursuant to restricted stock purchase rights, could not be less than 100% of the fair market value of the shares subject to such options or rights (as the case may be) on the date of grant.  However, the exercise price of incentive stock options granted to any individual possessing 10% or more of the voting power of all classes of our stock (a “10% stockholder”) may not be granted at less than 110% of the fair market value of a share of common stock on the grant date.  The timing of exercise for individual option grants and restricted stock awards was at the discretion of the Compensation Committee of the Board of Directors.  Options could be granted for a term of not more than ten years after the grant date (five years in the case of incentive stock options to any 10% stockholder).  In the event of a change in control of the Company, an option or award of shares under the Existing Plans would become fully exercisable if an agreement was not reached that provided for the surviving corporation to assume such options or awards or to substitute comparable options or awards for the options and awards granted under these Plans and any options that were not exercised by the consummation date of the change of control would automatically terminate.

On December 5, 2006, the Board of Directors adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors of and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, a total of 444,000 shares of common stock were still available for the future grant of stock options and restricted stock awards under the Existing Plans.

Pursuant to the provisions of the 2006 Plan, those 444,000 shares were “rolled over” into and became available for grants of stock awards only under the 2006 Plan and the right to grant additional stock awards under the Existing Plans terminated.  In addition, while the stock options and restricted shares that were outstanding under the Existing Plans, which covered a total of 911,000 shares at the time the 2006 Plan was approved, were unaffected by the adoption of the 2006 Plan, in the event any of those stock awards were to terminate or any shares that were subject to outstanding stock options or restricted stock awards under the Existing Plans were to be reacquired by the Company, those shares will become available for future grants of stock awards under the 2006 Plan, rather than under the Existing Plans.  As a result, the adoption of the 2006 Plan did not increase the number of shares authorized for issuance under the Company’s stock incentive plans.  Instead, the 2006 Plan was adopted to provide greater flexibility to the Company in terms of the types of stock incentives that could be granted to eligible participants.  At June 30, 2008, a total of 357,000 shares of common stock were available for future grants under the 2006 Plan and no shares were available for new grants under any of the other plans.

The following is a summary of stock option activity in the fiscal years 2008, 2007 and 2006 under the 2006 Plan, and each of the Existing Plans (in thousands, except per share data).

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding as June 30, 2005	976	$2.55	-	$24.00	$12.49
Granted	42	12.90	-	14.00	13.73
Cancelled	(82)	3.08	-	20.00	15.52
Exercised	(47)	2.55	-	13.73	5.20
Options outstanding at June 30, 2006	889	$3.08	-	$24.00	$12.65
Granted	65	13.70	-	14.09	13.67
Cancelled	(13)	3.08	-	20.00	15.11
Exercised	(29)	3.08	-	11.58	3.56
Options outstanding at June 30, 2007	912	$3.08	-	$24.00	$12.98
Granted	30	14.50	-	14.50	14.50
Cancelled	(23)	3.08	-	19.60	14.35
Exercised	(76)	3.08	-	13.73	4.22
Options outstanding at June 30, 2008	843	$3.08		$24.00	$13.79

The total pre-tax intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 were $649,000, $285,000 and $462,000, respectively.  Total fair value of options vested during 2008, 2007 and 2006 were $665,000, $656,000 and $671,000, respectively.

The following table summarizes information about stock options outstanding at June 30, 2008:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$3.08	$3.80	60	4.4	$3.45	$281	60	$3.45	$281
$5.28	$7.60	60	5.4	$7.60	31	60	$7.60	31
$8.00	$12.00	176	4.9	$10.36	2	164	$10.27	2
$12.90	$19.60	448	6.9	$15.72	-	260	$16.78	-
$20.00	$20.00	60	0.8	$20.00	-	60	$20.00	-
$20.10	$24.00	39	2.7	$22.99	-	37	$23.19	-
		843	5.5	$13.79	$314	641	$13.67	$314

At June 30, 2008, unvested stock options to purchase up to a total of approximately 202,000 shares were outstanding with a weighted average contractual remaining life of 7.1 years and at a weighted average exercise price of $14.17.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $8.11) was $0.  At June 30, 2008, and based upon the estimated forfeiture rate of 5% per annum and the remaining vesting terms of these options, the number of options expected to vest over their remaining vesting terms was approximately 191,000 options.  At June 30, 2007, unvested stock options to purchase up to a total of approximately 277,000 shares of our common stock were outstanding with a weighted average contractual remaining life of 7.8 years and at a weighted average exercise price of $14.00.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $15.29) was approximately $505,000.

The weighted-average fair values of stock options granted during fiscal 2008, 2007 and 2006 were $3.80, $5.56 and $6.57 per option share, respectively.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2008 and 2007 and their respective weighted average grant date fair values.  No restricted shares were issued prior to fiscal year 2007.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2006	-	$-
Granted	56,760	13.65
Vested	(6,530)	13.40
Forfeited or Cancelled	-	-
Non-vested at June 30, 2007	50,230	$13.68
Granted	21,359	14.12
Vested	(25,808)	13.73
Forfeited or Cancelled	-	-
Non-vested at June 30, 2008	45,781	$13.86

14.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, the President and a director and a stockholder of the Company, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through November 6, 2009, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $1.75 per square foot per month.  That rent, per square foot, is equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $43,620 in fiscal 2008, $42,370 in fiscal 2007 and $41,059 in fiscal 2006.

The above-described transactions with DHRCC were approved by the disinterested members of the Company’s Board of Directors.

During fiscal years 2008, 2007 and 2006, the Company charged, and DHRCC paid, approximately $30,450, $35,000 and $29,000 for advertising fees, approximately $2,000, $1,000 and $3,000 for grading and authentication fees and DHRCC was paid approximately $20,000, $52,000 and $53,000 for warranty claims, respectively. During fiscal year 2008 and 2007, DHRCC attended the Expos Long Beach shows and paid approximately $7,300 and $5,200, respectively, in fees to Expos and also paid CCE $5,800 and $3,500 in monthly subscriber fees during fiscal year 2008 and 2007, respectively.

During fiscal year 2008, David Hall paid $4,400 in grading and authentication fees for personal sportscards submitted.  Also, a member of the immediate family of David Hall won a prize of $11,000 in the PCGS 2006 World Series of Grading Contest.  Separately, this individual paid $2,900 in grading and authentication fees to PCGS during fiscal year 2008.  The grading fees charged by the Company to both individuals, were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

An individual who served as a member of the board of directors in fiscal 2006 and in the first five months of fiscal 2007, is also a partner in a professional services firm that provided legal services to the Company.  In fiscal 2006 and 2007, the member was paid $23,750 and $37,500 respectively, as Board fees; and the professional services firm was paid $211,000 and $189,000, respectively, for legal services rendered to the Company.  At June 30, 2007, amounts payable to this firm were $53,000 and are included on the Consolidated Balance Sheets in accounts payable and accrued liabilities, respectively.

           Employee Note Receivable

In January 2008, we issued a note receivable to an employee who is an executive of the Company, but not a corporate officer, in the amount of $75,000, bearing no interest rate, and due and payable in annual amounts of $16,500, $25,000 and $33,500 in September 2008, 2009 and 2010, respectively.

15.           Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through December 2017.  In December 2007, the Company entered into a new lease obligation of approximately $3,800,000 over a 10-year period for space for its colored gemstone business.  Under the terms of the lease, the Company is expected to extend this space by December 31, 2008, such that gross lease obligations over the remaining term of that lease will increase to approximately $5,700,000.

In accordance with SFAS No. 13, the Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense, net of sublease income, was approximately $2,451,000, $2,226,000 and $1,629,000, respectively, for the years ended June 30, 2008, 2007 and 2006.  At June 30, 2008 and 2007, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $584,000 and $477,000, respectively.

Future minimum lease payments (set forth in thousands) under these agreements are as follows:

	Company’s Gross Payment	Sublease Income	Net
2009	$2,261	$52	$2,209
2010	1,431	21	1,410
2011	990	-	990
2012	1,019	-	1,019
2013	1,014	-	1,014
Thereafter	4,086	-	4,086
	$10,801	$73	$10,728

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees.  The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Guarantees

As discussed in Note 10 above, the Company guaranteed the obligations of CFC under its bank line of credit, which expired July 31, 2008.  However, since CFC is a wholly-owned, consolidated subsidiary of the Company, its line of credit borrowings, which the Company has guaranteed, are required to be set forth on our Consolidated Balance Sheets.  There were no such borrowings outstanding at June 30, 2008 or 2007 and the line of credit and the guarantees expired on July 31, 2008.

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

Legal Actions and Settlements

Bill Miller v. Collectors Universe, Inc.  As previously reported, the Company was a defendant in this legal action, which was brought in the Superior Court of California, County of Orange, by Bill Miller, a former employee of the Company, and an expert in the authentication of autographs and memorabilia.  In his suit, Miller alleged that the Company had issued authentication certificates bearing his name without his consent, in violation of a California statute prohibiting unauthorized appropriation of a person’s name, signature or likeness.  The statute provides that a person whose name, signature or likeness has been misappropriated, in violation of the statute, is entitled to recover the greater of $750 or the actual damages suffered as a result of the unauthorized use, and any profits that were attributable to that unauthorized use that are not taken into account in computing the actual damages.  The Company denied Miller’s allegations and asserted that he was not entitled to any recovery under the statute in excess of his actual damages and that he had not suffered any actual damages as a result of the issuance of the certificates.

Also, as previously reported, at the conclusion of the trial, which took place in October 2005, (i) the jury found that the Company had used Miller’s name without his consent on 14,060 authentication certificates, but that Miller had sustained actual damages from that use totaling $14,060; and (ii) the parties entered into a stipulated judgment in the case, which, among other things, provided that Miller’s statutory damages arising from the actions of the Company were zero, and the Company was entitled to recover $37,812 from Miller on a cross complaint.  The court left unresolved and for future determination the issue of which party, if any, was the prevailing party in the lawsuit, which would determine which party, if any, is entitled to recover its attorney’s fees from the other party.

In March, 2005, Miller filed an appeal of the trial court’s ruling and stipulated judgment in which he sought, among other things, a finding that as a matter of law, he was entitled to statutory damages that should be determined by multiplying $750 times the 14,060 authentication certificates on which his name appeared without his consent, or approximately $10.5 million in total.

On February 1, 2008, the three-judge Appellate Court ruled unanimously in favor of the Company, holding that (i) the use of Miller’s name by the Company constituted, at most, a single violation of the statute in question and, therefore, Miller was not entitled to multiply $750.00 by the number of times his name was used; (ii) Miller had the right to file a new trial in an effort to recover damages for the use by the Company of his name; however, in that lawsuit he would have to prove that Collectors Universe violated the statute at issue or common law and, if he succeeded in proving such a violation, he would have to prove that he incurred actual damages as a result of that violation in order to recover any amounts against the Company.

In February, 2008, Miller filed a petition with the California Supreme Court seeking a review and reversal of the Appellate Court’s decision.  On April 23, 2008, the California Supreme Court denied Miller’s petition for review.  Miller has accepted the judgment for $14,060 plus $750 statutory damages.

However, in August 2008, the Company and Miller reached a tentative settlement agreement which provides for a complete release by each party of all known and unknown claims it has or may have against the other relating to or arising out of the subject matter of the suit, including the pending claims for recovery of its legal fees and expenses.  The documentation to give effect to the settlement and mutual release has been prepared and is awaiting signature by the parties.  In the event that Miller does not to sign the documentation, then, each party would be free to pursue its claims for recovery of its legal fees and costs from the other party.

Other Legal Actions

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  Management of the Company believes that none of those lawsuits currently pending against it is likely to have a material adverse effect on the Company.

During fiscal 2007, two legal settlements, in the aggregate amount of $73,000, were recognized in the Consolidated Statements of Operations of the year.

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

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) impairment losses and (iv) stock-based compensation expense as significant other non-cash transactions, and (v) operating income (loss) for the fiscal years ended June 30, 2008, 2007 and 2006. Net identifiable assets and goodwill are provided by business segment as of June 30, 2008 and 2007.  All of our sales and identifiable assets are located in the United States.

	Fiscal Years Ended June 30,
Net revenues from external customers:	2008	2007	2006
Coins	$22,925	$23,317	$23,829
Sportscards	8,982	8,797	8,461
Jewelry	1,630	1,235	373
Other	8,447	7,103	4,251
Total revenue	$41,984	$40,452	$36,914
Amortization and depreciation:
Coins	$248	$205	$114
Sportscards	125	87	70
Jewelry	1,320	813	185
Other	419	591	265
Total	2,112	1,696	634
Unallocated amortization and depreciation	341	316	285
Consolidated amortization and depreciation	$2,453	$2,012	$919

Impairment losses:
Coins	$-	$-	$-
Sportscards	-	-	-
Jewelry	11,233	41	-
Other	-	-	-
Total	11,233	41	-
Unallocated impairment losses	-	14	-
Consolidated impairment losses	$11,233	$55	$-

Stock-based compensation:
Coins	$194	$80	$192
Sportscards	18	34	15
Jewelry	9	8	-
Other	165	124	129
Total	386	246	336
Unallocated stock-based compensation	839	644	334
Consolidated stock-based compensation	$1,225	$890	$670
Operating income (loss) before unallocated expenses:
Coins	$6,404	$9,658	$11,542
Sportscards	1,646	1,435	1,153
Jewelry	(18,697)	(5,557)	(1,459)
Other	723	417	6
Total	(9,924)	5,953	11,242
Unallocated operating expenses	(7,844)	(8,885)	(7,473)
Consolidated operating income (loss)	$(17,768)	$(2,932)	$3,769

	At June 30,
Identifiable Assets:	2008	2007
Coins	$3,346	$2,139
Sportscards	1,035	632
Jewelry	9,061	20,435
Other	11,055	7,982
Total	24,497	31,188
Unallocated assets	27,521	46,913
Consolidated assets	$52,018	$78,101
Goodwill:
Coins	$515	$515
Jewelry	1,348	10,251
Other	2,111	2,118
Consolidated goodwill	$3,974	$12,884

17.           Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financials results for quarterly periods in fiscal years 2007 and 2008. The operating loss of $12,906,000 in the fourth quarter of fiscal 2008 includes an aggregate impairment loss of $11,232,000 related to our jewelry businesses (See notes 2, 3 and 7 to our Consolidated Financial Statements) consisting of goodwill impairment loss of approximately $9,064,000 and impairment loss of other intangible assets and other assets of approximately $2,168,000.

In addition, in the fourth quarter of fiscal 2008, the Company recorded a valuation allowance of $4,550,000 against deferred tax assets at June 30, 2008, such that the Company had an income tax expense of $348,000 in the fourth quarter of fiscal 2008, despite having pre-tax losses of $12,767,000.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008
Statement of Operations Data:
Net revenues	$9,898	$8,793	$11,081	$10,680	$10,825	$9,964	$10,896	$10,299
Cost of revenues	4,356	4,367	5,138	5,436	5,200	6,797	5,997	5,779
Gross profit	5,542	4,426	5,943	5,244	5,625	3,167	4,899	4,520
SG&A expenses	5,241	5,089	6,126	6,626	5,965	5,590	6,124	5,874
Impairment losses	-	25	14	16	1	-	-	11,232
Amortization of intangible assets	171	187	219	373	270	286	317	320
Operating income (loss)	130	(875)	(416)	(1,771)	(611)	(2,709)	(1,542)	(12,906)
Interest and other income, net	571	548	513	518	445	298	240	139
Income (loss) before income taxes	701	(327)	97	(1,253)	(166)	(2,411)	(1,302)	(12,767)
Provision (benefit) for income taxes	318	(147)	165	(375)	(66)	(962)	(336)	348
Income (loss) from continuing operations	383	(180)	(68)	(878)	(100)	(1,449)	(966)	(13,115)
Income (loss) from discontinued operations, net of gain on sales of discontinuedbusinesses (net of income taxes)	11	80	99	38	(10)	6	-	2
Net income (loss)	$394	$(100)	$31	$(840)	$(110)	$(1,443)	$(966)	$(13,113)
Net income (loss) per basic share:
From continuing operations	$0.05	$(0.02)	$(0.01)	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	0.01	-	-	-	-	-
Net income (loss)	$0.05	$(0.01)	$0.00	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
Net income (loss) per diluted share:
From continuing operations	$0.04	$(0.02)	$(0.01)	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
From discontinued operations, net of gain on sales of discontinued businesses (net of income taxes)	-	0.01	0.01	-	-	-	-	-
Net income (loss)	$0.04	$(0.01)	$0.00	$(0.10)	$(0.01)	$(0.17)	$(0.11)	$(1.57)
Weighted average shares outstanding
Basic	8,351	8,309	8,381	8,433	8,463	8,491	8,470	8,373
Diluted	8,628	8,309	8,587	8,433	8,463	8,491	8,470	8,373

18.           Subsequent Events

On July 14, 2008, the Company announced that the quarterly dividend of $0.25 per share of common stock will be paid on September 2, 2008 to shareholders of record as of August 19, 2008 (see note 12).  That quarterly dividend was paid, in the aggregate amount of $2,088,000 on September 2, 2008.

On September 26, 2008 the Board of Directors approved a suspension in the payment by the Company of cash dividends in the future and also approved a 10% stock dividend, which will be distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.

During 2009, the Company sold, without recourse, certain of its CFC coin loans for approximately $3,300,000. These loans were sold for an amount that was about 0.7% over par value.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Charged to Tax Provision	Net Deductions	Balance at End of Period
Allowance for doubtful accounts	$38,000	$23,000	$-	$-	$(24,000)	$37,000
Allowance for customer notes receivable	-	16,000	-	-	-	16,000
Inventory reserve	34,000	-	72,000	-	-	106,000
Total at June 30, 2006	$72,000	$39,000	$72,000	$-	$(24,000)	$159,000

Allowance for doubtful accounts	$37,000	$-	$42,000	$-	$(19,000)	$60,000
Allowance for customer notes receivable	16,000	7,000	-	-	-	23,000
Inventory reserve	106,000	-	-	-	(15,000)	91,000
Valuation allowance for deferred taxes	-	-	-	22,000	-	22,000
Total at June 30, 2007	$159,000	$7,000	$42,000	$22,000	$(34,000)	$196,000

Allowance for doubtful accounts	$60,000	$-	$47,000	$-	$(28,000)	$79,000
Allowance for customer notes receivable	23,000	8,000	-	-	-	31,000
Inventory reserve	91,000	-	13,000	-	(13,000)	91,000
Valuation allowance for deferred taxes	22,000	-	-	4,550,000	-	4,572,000
Total at June 30, 2008	$196,000	$8,000	$60,000	$4,550,000	$(41,000)	$4,773,000

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Collectors Universe, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

▪	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪
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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2008, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2008 which are included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2008 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited Collectors Universe Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Collectors Universe Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Collectors Universe Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Collectors Universe, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Collectors Universe Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended June 30, 2008, and our report dated September 29, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
September 29, 2008

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2008, for the Company’s 2008 annual stockholders' meeting.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2008 for the Company’s 2008 annual stockholders' meeting.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2008, for the Company’s 2008 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2008.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	831,000	$13.84	357,000
Equity compensation not approved by stockholders (1)	162,000	20.00	-
Total	993,000	$14.72	357,000

(1)
Warrants to purchase common stock granted to non-employee service providers in the fiscal year ended June 30, 1997, which was prior to the time that the Company became a reporting company under the Securities Exchange Act of 1934, as amended.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2008, for the Company’s 2008 annual stockholders’ meeting.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2008, for the Company’s 2008 annual stockholders’ meeting.

PART IV

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

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

COLLECTORS UNIVERSE, INC

Date: September 30, 2008	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Michael R. Haynes and Joseph J. Wallace, and any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his or her behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. CLINTON ALLEN A. Clinton Allen	Chairman of the Board and Director	September 30, 2008
/s/ MICHAEL R. HAYNES Michael R. Haynes	Chief Executive Officer and Director, (Principal Executive Officer)	September 30, 2008
/s/ DAVID HALL David G. Hall	President and Director	September 30, 2008
/s/ JOSEPH J. WALLACE Joseph J. Wallace	Chief Financial Officer, (Principal Financial and Accounting Officer)	September 30, 2008
/s/ VAN D. SIMMONS Van D. Simmons	Director	September 30, 2008
/s/ A. J. BERT MOYER A. J. Bert Moyer	Director	September 30, 2008
/s/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	September 30, 2008
/s/ MICHAEL J. MCCONNELL Michael J. McConnell	Director	September 30, 2008
/s/ BRUCE A. STEVENS Bruce A. Stevens	Director	September 30, 2008

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
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

3.3	Amended and Restated Bylaws of Collectors Universe, as adopted and effective December 5, 2007. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated
4.1	Registration Rights Agreement.*
4.2	Form of Registration Rights Agreement for Stockholders pursuant to private placement.*
5.1	Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation.*
10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Employee Stock Purchase Plan.*
10.7	Form of indemnification Agreement.*
10.8	Asset Acquisition Agreement dated January 25, 1999 between Professional Coin Grading Service, Inc., Info Exchange, Inc. and Brent Gutenkunst.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
10.10	Net Lease between Orix Searls Santa Ana Venture and Collectors Universe, dated June, 1999.*
10.11	Agreement for the Sale of Goods and Services dated March 31,1999, between the Company and DNA Technologies, *
10.12	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Hugh Sconyers.*
10.13	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and BJ Searls.*
10.14	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Greg Bussineau.*
10.15	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Lyn F. Knight Rare Coins*
10.16	Contribution and Acquisition Agreement dated February 3, 1999, between the Company, Kingswood Coin Auction, LLC and the Members of Kingswood.*
10.17	Contribution and Acquisition Agreement dated February 3, 1999, between the Company and Professional Coin Grading Service, Inc.*
10.18	Employment Agreement dated March 1999, between Superior Sportscard Auctions, LLC and Greg Bussineau.*
10.19	Employment Agreement dated March 5, 1999, between Lyn F. Knight, Lyn Knight Currency Auctions, Inc. and Collectors Universe.*
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

INDEX TO EXHIBITS

(Continued)

Exhibit No.	Description

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

10.40
Employment Agreement Extension between Collectors Universe, Inc. and Michael R. Haynes.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2007 and filed with the Commission on October 25, 2007.

10.41	Collectors Universe, Inc. 2008 Management Bonus Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 14, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.