Form 10-Q
period 2008-09-30
COLLECTORS UNIVERSE INC
filed 2008-11-10
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock $.001 Par Value	9,109,467

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30,	June 30,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$22,952	$23,345
Accounts receivable, net of allowance of $88 at September 30, 2008 and $79 at June 30, 2008	1,309	1,414
Refundable income taxes	575	575
Inventories, net	1,074	983
Prepaid expenses and other current assets	1,041	1,029
Customer notes receivable, net of allowance of $31 at September 30, 2008 and June 30, 2008	1,749	2,062
Net deferred income tax asset	486	486
Customer notes receivables held for sale	599	3,579
Receivables from sale of net assets of discontinued operations	92	92
Total current assets	29,877	33,565

Property and equipment, net	4,551	4,482
Goodwill	3,974	3,974
Intangible assets, net	8,417	8,494
Net deferred income tax asset	909	909
Note receivable from sale of discontinued operations	115	138
Other assets	463	456
	$48,306	$52,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,032	$1,870
Accrued liabilities	1,508	1,766
Accrued compensation and benefits	1,254	1,471
Income taxes payable	360	368
Deferred revenue	1,750	2,084
Current liabilities of discontinued operations	9	9
Total current liabilities	6,913	7,568

Deferred rent and other long-term liabilities	673	620
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 45,000 shares authorized;
shares outstanding: 9,189 at September 30, 2008 (including 828 shares issued on November 3, 2008 as a stock dividend) and 8,361 at June 30, 2008	9	8
Additional paid-in capital	76,273	75,996
Accumulated deficit	(35,562)	(32,174)
Total stockholders’ equity	40,720	43,830
	$48,306	$52,018

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net revenues	$9,692	$10,825
Cost of revenues	5,182	5,200
Gross profit	4,510	5,625
Selling and marketing expenses	1,730	2,018
General and administrative expenses	3,901	3,948
Amortization of intangible assets	310	270
Total operating expenses	5,941	6,236
Operating loss	(1,431)	(611)
Interest income, net	125	444
Other income	10	1
Loss before benefit for income taxes	(1,296)	(166)
Income tax benefit	-	(66)
Loss from continuing operations	(1,296)	(100)
Loss from discontinued operations (net of income taxes)	(1)	(10)
Net loss	$(1,297)	$(110)

Net loss per basic share:
Loss from continuing operations	$(0.14)	$(0.01)
loss from discontinued operations (net of income taxes)	-	-
Net loss	$(0.14)	$(0.01)

Net loss per diluted share:
loss from continuing operations	$(0.14)	$(0.01)
loss from discontinued operations (net of income taxes)	-	-
Net loss	$(0.14)	$(0.01)

Weighted average shares outstanding:
Basic	9,150	9,310
Diluted	9,150	9,310
Dividends declared per common share	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,297)	$(110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	574
Impairment of fixed assets	-	1
Stock-based compensation expense	278	246
Interest on note receivable	-	(3)
Provision for inventory write down	12	10
Discontinued operations	1	10
Deferred income taxes	-	19
Gain on sale of notes receivable	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	(96)	(395)
Inventories	(103)	5
Prepaid expenses and other current assets	189	(11)
Other assets	(11)	(8)
Income taxes payable	(8)	10
Accounts payable	163	(329)
Accrued liabilities	(258)	(30)
Deferred rent and other long-term liabilities	52	(13)
Accrued compensation and benefits	(217)	(540)
Deferred revenue	(335)	(344)
Net cash used in operating activities	$(990)	$(908)
Net cash (used in) provided by operating activities of discontinued businesses	(1)	13

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(406)	(361)
Collection of receivables from sales of discontinued businesses	23	22
Advances on customer notes receivables	(333)	(1,926)
Proceeds from customer notes receivables	3,636	769
Capitalized software	(232)	(361)
Net cash provided by (used in) investing activities	2,688	(1,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	72
Dividends paid to common stockholders	(2,090)	(2,129)
Net cash used in financing activities	(2,090)	(2,057)

Net decrease in cash and cash equivalents	(393)	(4,809)
Cash and cash equivalents at beginning of period	23,345	42,386
Cash and cash equivalents at end of period	$22,952	$37,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2	$-
Income taxes paid	$8	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company”).  At September 30, 2008, such operating subsidiaries were Collectors Finance Corporation, Certified Asset Exchange, Inc., Gem Certification and Assurance Lab, Inc., Expos Unlimited, Inc., and American Gemological Laboratories, Inc., all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.  Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that  Annual Report on Form 10-K.

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

               We recognize product sales when items are shipped and the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.  Product revenues consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s on-going revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.  Examples of such estimates that could be material to the Condensed Consolidated Financial Statements include capitalized software, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill and other long-lived assets impairments, warranty reserves and income tax provisions.  Each of these estimates, and the material impairment adjustment we made to our goodwill and certain long-lived assets of our jewelry reporting units as of June 30, 2008, are discussed in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Goodwill and Other Intangible Assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that an impairment has occurred.  Management evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the three months ended September 30, 2008, the Company completed its annual review of the carrying values of the goodwill and other indefinite-lived intangible assets acquired in the acquisitions of CoinFacts.com (Coinfacts), Certified Coin Exchange (CCE), Expos Unlimited (Expos) and AGL, and concluded that no impairments had occurred at any of these reporting units.  Intangible assets with definite lives, acquired by acquisition, are subject to amortization over their remaining useful lives.

Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, (in thousands)
	2008	2007
Included in:
Cost of revenues	$82	$61
Selling and marketing expenses	-	(7)
General and administrative expenses(1)	196	192
Pre-tax stock-based compensation expense	$278	$246

(1)	Includes $91,000 and $82,000 in the three months ended September 30, 2008 and 2007, respectively, for amortization of compensation expense related to issuance of restricted stock.

For the three months ended September 30, 2008 and 2007, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 5% and 9%, respectively.

No options were granted during the three months ended September 30, 2008.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of and stock option activity during the three months ended September 30, 2008, as adjusted to give retroactive effect to the 10% stock dividend that was declared on September 26, 2008 and distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.  The closing price of our common stock as of September 30, 2008 was $8.45 and $7.37 at June 30, 2008.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2008	927,200	$12.54	5.5 yrs.	$314,000
Granted	-	-
Exercised	(100)	2.80
Forfeited or cancelled	(35,800)	11.58
Outstanding at September 30, 2008	891,300	$12.57	5.3 yrs.	$483,000
Exercisable at September 30, 2008	710,600	$12.43	4.8 yrs.	$483,000
Unvested at September 30, 2008	180,700	$13.13	7.0 yrs.	$-
Expect to vest at September 30, 2008	170,900	$13.15	6.9 yrs.	$-

The aggregate intrinsic values of the options exercised during the three months ended September 30, 2008 and 2007 were $465 and $249,000, respectively.

The 170,900 options that were expected to vest at September 30, 2008 are based on the current forfeiture rate of 5% and the remaining vesting terms of the 180,700 unvested options at September 30, 2008.

        During the three months ended September 30, 2008 and 2007, approximately 24,200 options were vested with an aggregate fair value of approximately $146,000.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2008 and the weighted average grant-date fair values.
Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2008	50,359	$12.60
Granted	-	-
Vested	(11,333)	12.58
Forfeited or Cancelled	-	-
Non-vested at September 30, 2008	39,026	$12.60

The following table sets forth total unrecognized compensation cost in the amount of $806,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012.  That amount and time periods do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	394,000
2010	271,000
2011	125,000
2012	16,000
$806,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At September 30, 2008, cash and cash equivalents, totaling approximately $22,952,000, were comprised primarily of money-market funds.  At September 30, 2008, the Company had approximately $1,500,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At September 30, 2008 two customers accounted for approximately 22% of the total net accounts receivable balance of $1,309,000 outstanding on that date; whereas, at June 30, 2008, three customers accounted for approximately 37% of total net accounts receivable balances of $1,414,000 outstanding on that date.  The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $88,000 at September 30, 2008 and $79,000 at June 30, 2008.

Customer Notes Receivables.  At September 30, 2008, the outstanding principal amount of customer notes receivable, which evidenced short term advances made to customers, totaled $2,348,000, net of a $31,000 allowance for uncollectible amounts, of which $599,000 was classified as held for sale with the balance of $1,749,000 representing notes receivable that will be collected upon maturity.  At September 30, 2008, two of those notes receivable, each greater than 10% of the total notes receivable balances, represented 66% of the total principal amounts outstanding.  At June 30, 2008, three customers’ loan balances, each greater than 10% of the total notes receivable balances, represented 49% of the total principal balances outstanding.

During the three months ended September 30, 2008, the Company sold, without recourse, certain of its CFC loans classified as held for sale at June 30, 2008 for approximately $3,300,000.  These loans were sold for an amount that was about 0.7% over the aggregate of the principal amounts of those loans.

Sources of Revenues.  The authentication, grading and sales of collectible coins accounted for approximately 52% and 56% of our net revenues for the three months ended September 30, 2008 and 2007, respectively.

Capitalized Software

Through September 30, 2008, the Company had capitalized an aggregate of approximately $2,577,000 of software development costs, net of accumulated amortization of approximately $995,000, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. In the three months ended September 30, 2008 and 2007, approximately $232,000 and $361,000 of such costs were capitalized, respectively, and approximately $199,000 and $125,000 were recognized as amortization expense, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.  Management believes that no such impairments have occurred at September 30, 2008.

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

2.           CASH AND CASH EQUIVALENTS

At September 30, 2008 and June 30, 2008, cash and cash equivalents consisted of approximately $22,952,000 and $23,345,000, respectively, which was invested primarily in money-market funds, which comprised of investments in government-guaranteed securities.

3.	FAIR VALUE MEASUREMENTS

               In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has adopted the provisions of SFAS 157 as of July 1, 2008 for financial assets, including cash and cash equivalents, and SFAS 157-2 will be adopted as of July 1, 2009 for nonfinancial assets and nonfinancial liabilities.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

   Level 1-defined as observable inputs such as quoted prices in active markets:

   Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

   Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at September 30, 2008:

	(in thousands)
	Total As of September 30, 2008	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$22,952	$22,952	$-	$-
Total	$22,952	$22,952	$-	$-

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on July 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

During the three months ended September 30, 2008, the Company completed its annual review of the carrying values of the goodwill and other indefinite-lived intangible assets acquired in the acquisitions of CoinFacts.com, Certified Coin Exchange, Expos Unlimited and American Gemological Laboratories, and concluded that no impairments had occurred as of September 30, 2008 at any of these reporting units.

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	September 30,	June 30,
	2008	2008
Coins	$813	$751
Other collectibles	28	28
Grading raw materials consumable inventory	336	295
	1,177	1,074
Less inventory reserve	(103)	(91)
Inventories, net	$1,074	$983

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	September 30,	June 30,
	2008	2008
Coins and stamp grading reference sets	$614	$610
Computer hardware and equipment	1,554	1,876
Computer software	1,035	1,035
Equipment	4,216	4,206
Furniture and office equipment	1,124	1,117
Leasehold improvements	1,964	1,598
Trading card reference library	52	52
	10,559	10,494
Less accumulated depreciation and amortization	(6,008)	(6,012)
Property and equipment, net	$4,551	$4,482

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	September 30,	June 30,
	2008	2008
Warranty costs	$658	$687
Professional fees	258	125
Other	592	954
	$1,508	$1,766

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2008 and 2007:

	(in thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2007	2008
Warranty reserve, beginning of period	$687	$735
Charged to cost of revenue	133	107
Payments	(162)	(79)
Warranty reserve, end of period	$658	$763

7.	DISCONTINUED OPERATIONS

As previously disclosed, on March 4, 2003, the Company’s Board of Directors authorized management to implement a plan to focus the Company’s financial and management resources, and collectibles expertise, on the operations and growth of its grading and authentication businesses, by divesting the Company’s collectibles auctions and direct sales businesses.

The operating results of the discontinued collectibles sales businesses that are included in the accompanying Condensed Consolidated Balance Sheets and Statements of Operations are deemed to be immaterial to warrant additional disclosure.

8.	INCOME TAXES

No income tax benefit has been recognized for the three months ended September 30, 2008 due to the Company establishing a valuation allowance against the related deferred tax asset because of uncertainty of realization.  As of June 30, 2008 and September 30, 2008, the Company has established a valuation allowance against certain deferred tax assets due to the length of time and the extent of taxable income required to fully realize those deferred tax assets.  The effective tax rate was 0% and 40% in the three months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, the liability for income taxes associated with uncertain tax positions continued to be $380,000.  The Company does not expect such balance to change significantly over the next year.

9.	NET LOSS PER SHARE

Net loss per share is determined in accordance with SFAS No. 128, Earnings Per Share.  Net loss per share for the three months ended September 30, 2008 and 2007, respectively, are computed as follows:

	(In thousands, except per share data)
	Three Months Ended September 30,
	2008	2007
Loss from continuing operations	$(1,296)	$(100)
Loss from discontinued operations (net of income taxes)	(1)	(10)
Net loss	$(1,297)	$(110)

NET LOSS PER SHARE – BASIC:
Loss from continuing operations	$(0.14)	$(0.01)
Loss from discontinued operations (net of income taxes)	-	-
Total	$(0.14)	$(0.01)

NET LOSS PER SHARE – DILUTED:
Loss from continuing operations	$(0.14)	$(0.01)
Loss from discontinued operations (net of income taxes)	-	-
Total	$(0.14)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,150	9,310
Effect of dilutive shares	-	-
Diluted	9,150	9,310

The number of shares used in the computation of the loss per shares gives retroactive effect to a 10% stock dividend that was distributed on November 3, 2008 to stockholders of record as of October 20, 2008 (see note 12).

Options and warrants to purchase shares of common stock and non-vested restricted shares of common stock in the aggregate of approximately 1,115,400 and 1,197,000 for the three months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted loss per share as they would have been anti-dilutive in the calculation of diluted earnings per share.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense as a significant other non-cash transaction, and (iv) operating income for the three months ended September 30, 2008 and 2007. Net identifiable assets are provided by business segment as of September 30, 2008 and June 30, 2008. All of our sales and identifiable assets are located in the United States.

	(in thousands)
	Three Months Ended September 30,
	2008	2007
Net revenues from external customers
Coins	$4,995	$6,038
Sportscards	2,189	2,292
Jewelry	435	380
Other	2,073	2,115
Total revenue	$9,692	$10,825
Amortization and depreciation
Coins	$75	$56
Sportscards	49	23
Jewelry	318	314
Other	120	98
Total	562	491
Unallocated amortization and depreciation	88	83
Consolidated amortization and depreciation	$650	$574
Stock-based compensation
Coins	$33	$34
Sportscards	-	5
Jewelry	3	3
Other	53	28
Total	89	70
Unallocated stock-based compensation	189	176
Consolidated stock-based compensation	$278	$246
Operating loss before unallocated expenses
Coins	$1,801	$2,484
Sportscards	345	518
Jewelry	(1,630)	(1,810)
Other	19	310
Total	535	1,502
Unallocated operating expenses	(1,966)	(2,113)
Consolidated operating loss	$(1,431)	$(611)

	(in thousands)
	At September 30,	At June 30,
Identifiable Assets	2008	2008
Coins	$3,212	$3,346
Sportscards	996	1,035
Jewelry	9,240	9,061
Other	7,654	11,055
Total	21,102	24,497
Unallocated assets	27,204	27,521
Consolidated assets	$48,306	$52,018

	(in thousands)
	September 30,	June 30,
Goodwill:	2008	2008
Coins	$515	$515
Jewelry	1,348	1,348
Other	2,111	2,111
Consolidated assets	$3,974	$3,974

11.	LEGAL MATTERS

Bill Miller vs. Collectors Universe, Inc.  Effective as of October 14, 2008, William Miller and the Company executed a settlement and release agreement which provides for a complete release by each party of all known and unknown claims it has or may have against the other relating to or arising out of the subject matter of the lawsuit that Miller had brought against the Company in 2004 in which he sought alleged statutory damages from the Company of up to approximately $10.5 million based on a claim that the Company had used his name, allegedly without his consent, on Company authentication certificates.  The released claims include pending claims brought by each party seeking to recover its legal fees and expenses in that lawsuit from the other party. The Company was not required to make any payments to Miller in exchange for the release.

12.	SUBSEQUENT EVENTS

Dividends

On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be to suspend the payment of cash dividends in order to preserve the Company's cash resources.  At the same time, the Board of Directors declared a 10% stock dividend on the Company's outstanding shares, to be distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.  The 10% stock dividend was recorded in the accompanying Condensed Consolidated Balance Sheet as of the declaration date of September 26, 2008 and all shares outstanding, stock option grants outstanding and the weighted average number of shares used in the computation of the loss per share for the three months ended September 30, 2008 and 2007 were retroactively adjusted for the stock dividend as of the record date of October 20, 2008 (see note 1 under the heading Stock-Based Compensation Expense and note 9 Net Loss Per Share).

Stock Buyback Program

At September 30, 2008, the Company continued to have approximately $4.2 million remaining under its buyback program. Subsequent to September 30, 2008, the Company repurchased approximately 80,000 shares under this program due to an involuntary sale of shares by its Chief Executive Officer, at a cost of approximately $320,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2008.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of Collectors Club membership subscriptions; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; (v) the collectibles trade show conventions that we conduct; and (vi) the sale of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program.

Discontinued Operations.  As previously disclosed, the remaining activities resulting from our divestiture of our collectibles auctions and sales businesses have been classified as discontinued operations and the discussion that follows focuses almost entirely on our authentication and grading businesses, which comprise substantially all of our continuing operations.  The remaining activities in our discontinued operations are insignificant.

Overview of Results of Operations for the Three Months Ended September 30, 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended September 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	53.5%	48.0%
Gross profit	46.5%	52.0%
Operating expenses:
Selling and marketing expenses	17.9%	18.7%
General and administrative expenses	40.2%	36.4%
Amortization of intangibles	3.2%	2.5%
Total operating expenses	61.3%	57.6%
Operating loss	(14.8)%	(5.6)%
Interest income, net	1.3%	4.1%
Other income	0.1%	-
Loss before income tax benefit	(13.4)%	(1.5)%
Income tax benefit	-	(0.6)%
Loss from continuing operations	(13.4)%	(0.9)%
Loss from discontinued operations (net of income taxes)	-	(0.1)%
Net loss	(13.4)%	(1.0)%

Revenues decreased by $1,133,000 or 10.5% in the three months ended September 30, 2008, compared to the same period of the prior fiscal year, primarily as a result of a decrease of $1,011,000 or 11.3%, in authentication and grading service fees and a decrease totaling $122,000 or 6.6%, in our other related services.  The decrease in authentication and grading service fees was due primarily to a decrease in the revenues of our coin grading and authentication business that was attributable primarily to declines in (i) higher margin coin grading submissions at trade shows (which we believe was the result of the continued high price and a high level of volatility in the price of gold during this year’s first quarter) and (ii) modern coin submissions and the average service fee on those submissions.  Although total costs of revenue in this year’s first quarter were approximately the same in dollar amounts as in the corresponding quarter last year, the decrease and the change in the mix in net revenues caused gross profits in this year’s first quarter to decline by $1,115,000, or 19.8%, as compared to the same quarter of fiscal 2008.  As a result, although we were able to reduce operating expenses by $295,000 in this year’s first quarter, we incurred an operating loss of $1,431,000 in the three months ended September 30, 2008, as compared to an operating loss of $611,000 in the same three months of 2007.  These, as well as other factors affecting our operating results in the first quarter of 2008 are described in more detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our authentication and grading revenues, which accounted for approximately 82% of our total net revenues in the three months ended September 30, 2008, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Our revenues are also impacted by the level of grading submissions and revenue earned from such submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the timing of the shows or short-term decisions made by dealers during shows.  In addition, the level of our revenues can be impacted by short-term changes in the price of gold that may occur around the time of the show, which can affect the volume of coin transactions at the shows and, therefore, also the volume of submissions to us for on-site grading and same-day turn-around at shows.

Six of our coin authentication and grading customers accounted, in the aggregate, for approximately 12% of our total net revenues in the three months ended September 30, 2008, as compared to 10% in the year ended June 30, 2008.  As a result, the loss of any of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect the profitability of our grading and authentication operations.

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

Impact of Economic Conditions on Financial Performance.  We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets.  Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, (iii) the availability and cost of financing that collectibles dealers and consumers need to fund their purchases of collectibles or diamonds and colored gemstones, and (iv) the performance and volatility of the gold and other precious metals markets and the stock markets.  These conditions primarily affect the volume of purchases and sales of collectibles and high value assets which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, may result in increases in submissions of collectibles for our services.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, may decline during periods characterized by recessionary economic conditions, declines in disposable income and consumer confidence, reductions in the availability or increases in the costs of financing, or by increasing stock prices and relative stability in the stock markets.

The following tables provide information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three months ended September 30, 2008 and 2007 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2008		2007		2008		2007
Coins	328,100	46.4%	367,100	47.0%	$302,722	73.6%	$333,351	80.0%
Sportscards	301,600	42.7%	338,500	43.0%	26,562	6.5%	20,534	5.0%
Autographs	41,600	5.9%	44,800	6.0%	4,854	1.2%	5,811	1.0%
Stamps	7,300	1.0%	19,700	2.0%	5,071	1.2%	4,351	1.0%
Currency	16,800	2.4%	11,000	1.0%	8,092	2.0%	9,349	2.0%
Diamonds	9,800	1.4%	7,700	1.0%	35,065	8.5%	31,963	8.0%
Colored Gemstones	1,400	0.2%	900	-	28,804	7.0%	10,986	3.0%
Total	706,600	100.0%	789,700	100.0%	$411,170	100.0%	$416,345	100.0%

Critical Accounting Policies and Estimates

During the quarter ended September 30, 2008, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2008.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Results of Operations – Three Months Ended September 30, 2008 and 2007

Net Revenues

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

The following tables breakout the total net revenues for the three months ended September 30, 2008 and 2007 between grading and authentication services revenues, and other related services revenues:

	Three Months Ended September 30,
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$7,960	82.1%	$8,971	82.9%	$(1,011)	(11.3)%
Other related services	1,732	17.9%	1,854	17.1%	(122)	(6.6)%
Total net revenues	$9,692	100.0%	$10,825	100.0%	$(1,133)	(10.5)%

The following table sets forth certain information regarding the increases in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007		2008 vs. 2007
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$4,995	51.5%	$6,038	55.8%	$(1,043)	(17.3)%	(39,000)	(10.6)%
Sportscards	2,189	22.6%	2,292	21.2%	(103)	(4.5)%	(36,900)	(10.9)%
Other (1)	2,508	25.9%	2,495	23.0%	13	0.5%	(7,200)	(8.6)%
	$9,692	100.0%	$10,825	100.0%	$(1,133)	(10.5)%	(83,100)	(10.5)%

(1)	Consists of autographs, stamps, currency, diamonds and colored gemstones, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

The $1,133,000, or 10.5%, decrease in net revenues in the three months ended September 30, 2008, compared to the same three months of the prior year, was attributable to decreases in authentication and grading service fees of $1,011,000 or 11.3%, and decreases in other related services revenues of $122,000 or 6.6%.

The decrease in authentication and grading fees was attributable to (i) an $855,000, or 16%, decrease in coin grading and authentication revenues, (ii) a $158,000, or 38%, decrease in stamp grading and authentication revenues, and (iii) a $91,000, or 5% decrease in sportscard grading and authentication revenues, that was only partially offset by a $93,000, or 8%, increase in the revenues generated by our other grading and authentication businesses.

The decrease in coin authentication and grading revenues in this year’s first quarter was primarily attributable to decreases in (i) coin trade show grading revenues, which we believe was due to the continued high price and a high level of volatility in the price of gold in the quarter, and (ii) modern coin grading revenues, due primarily to lower activity combined with a lower average service fees earned, due to the mix of coins graded in the quarter.  Those decreases were partially offset by increases in the volume of our vintage coin grading submissions.  The decrease in stamp grading and authentication revenues in the quarter reflects a decrease in submissions of modern stamps, which we believe was attributable to excess supply and lower market prices in the modern stamp market, partially offset by increased average service fees earned as we increased our focus on grading vintage stamps.  The decrease in sportscards grading and authentication revenues was primarily attributable to a lower number of units graded in the current quarter (due to less demand for our services for lower value sportscards), partially offset by the positive effects of an increase in the average service fees for the units graded.

The decrease in revenues from other related services was primarily attributable to a decline in sales of coins that we had purchased under our warranty policy (which is not considered an integral part of our primary revenue generating activities) and, to a much lesser extent, lower advertising revenues resulting from the Company’s decision to discontinue the publication of the Rare Coin Marketing Report, the revenues from which no longer justified the expenses of publishing that Report.

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

Set forth below is information regarding our gross profits in the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$4,510,000	46.5%	$5,625,000	52.0%

As indicated in the above table, our total gross profit margin declined from 52% of revenues in the three months ended September 30, 2007 to 46.5% of revenues in the three months ended September 30, 2008.  This decline in our gross profit margin reflects (i) the relatively fixed nature of many of our direct costs such that the decline in our coin, sportscards and stamps revenues as discussed above, did not result in a proportionate reduction in our direct costs (ii) the 17% reduction in our coin grading and authentication revenues on which we earn a higher gross profit margin than on our other grading businesses, such that our coin revenues in the current first quarter represented 51.5% of total revenues, compared with 55.8% of our total revenues in the first quarter of the prior year; and (iii) increased infrastructure costs allocated and other direct costs incurred in support of our other businesses.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and third-party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Selling and Marketing	$1,730,000	17.9%	$2,018,000	18.7%

The decrease of $288,000 in selling and marketing expenses in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily attributable to the transition in our jewelry grading businesses from branding and awareness marketing programs to a more unit-driven marketing approach.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
General and Administrative	$3,901,000	40.2%	$3,948,000	36.4%

G&A expenses decreased by $47,000 in the three months ended September 30, 2008, compared to the same period of last year.  That decrease was primarily attributable to the initiation of staff reductions and other cost savings measures, the effect of which on general and administrative expenses was substantially offset by higher professional fees incurred in connection with certain litigation matters, including the Miller lawsuit, and an increase in rent expense as a result of the expansion of our colored gemstone laboratory.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets that were acquired through acquisitions and amortization of software development costs.

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Amortization of Intangibles	$310,000	3.2%	$270,000	2.5%

The increase in the amortization expense was primarily related to the amortization of capitalized software costs incurred in prior fiscal quarters, amortization of which commenced as software development projects were completed.  That increase was partially offset by a reduction in amortization of intangible assets of our acquired jewelry businesses, resulting from an impairment in the carrying value of certain of those intangible assets that was recognized in the fourth quarter of fiscal 2008.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,
	2008	2007
Included in:
Cost of revenues	$82,000	$61,000
Selling and marketing expenses	-	(7,000)
General and administrative expenses	196,000	192,000
	$278,000	$246,000

Stock-based compensation expense is recorded over the vesting period, or the service period, of the stock-based award.  The increase in stock-based compensation expense in the three months ended September 30, 2008 was primarily due to a lower forfeiture rate on stock awards recognized in the fourth quarter of fiscal 2008 and to stock awards granted during fiscal 2008.

The total amount of compensation cost related to non-vested awards not yet recognized at September 30, 2008 was $806,000, which is expected to be recognized as compensation expense through fiscal 2012, as set forth in the following table, assuming the employees to whom those awards were granted continue to be employed by us.   However, such amounts do not include any additional stock awards that may be granted in the future or any changes that may occur in the applicable forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	394,000
2010	271,000
2011	125,000
2012	16,000
$806,000

Interest Income, Net

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Interest income, net	$125,000	1.3%	$444,000	4.1%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly-liquid money-market accounts. Interest income, net was $125,000 in the three months ended September 30, 2008, compared with $444,000 in the three months ended September 30, 2007.  The decrease in interest income was primarily attributable to (i) a shift, during the three months ended September 30, 2008, of our cash and cash equivalent balances into money-market investments that include only government guaranteed securities which resulted in a lower yield on such investments; (ii) a decrease in our average cash balances in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due to our use of a portion of our available cash to fund payments of quarterly dividends, the buyback of common stock under our stock buyback program and capital expenditures, including capitalized software costs; and (iii) lower prevailing interest rates due as a result of actions taken by the Federal Reserve Board.

Income Tax (Benefit) Expense

	Three Months Ended September 30,
	2008	2007
Income tax expense (benefit)	$-	$(66,000)

No income tax benefit has been recognized for the three months ended September 30, 2008 due to the Company establishing a valuation allowance against the related deferred tax asset because of uncertainty of realization.  As of June 30, 2008 and September 30, 2008, the Company has established a valuation allowance against certain deferred tax assets due to the length of time and the extent of taxable income required to fully realize those deferred tax assets.  The effective tax rate was 0% and 40% in the three months ended September 30, 2008 and 2007, respectively.

Discontinued Operations

	Three Months Ended September 30,
	2008	2007
Loss from discontinued operations (net of income taxes).	$(1,000)	$(10,000)

The results of our discontinued operations (net of taxes), which were attributable to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004, are expected to be immaterial going forward.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of approximately $22,952,000, as compared to cash and cash equivalents of $23,345,000 at June 30, 2008.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations.

During the three months ended September 30, 2008, our operating activities used net cash of $990,000, reflecting the net loss for the period as adjusted for non-cash expenses, and changes in the level of our current assets and current liabilities, due to the timing of activities in the period.

Net cash generated by investing activities was $2,688,000 during the three months ended September 30, 2008 and consisted primarily of $3,303,000 of net cash generated by the sale of notes receivable held for sale at June 30, 2008, partially offset by capital expenditures of $406,000 and capitalized software costs of $232,000.

In the three months ended September 30, 2008, financing activities used net cash of $2,090,000, primarily related to the payment of cash dividends to stockholders.

Outstanding Financial Obligations

We had the following financial obligations under operating leases, net of sublease income, at September 30, 2008:

Fiscal Year	Amount
2009 (remaining 9 months)	1,708,000
2010	1,415,000
2011	994,000
2012	1,022,000
2013	1,018,000
Thereafter	4,087,000
$10,244,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  The Company’s dividend policy, through September 26, 2008, called for the payment of quarterly cash dividends of $0.25 per common share and, in accordance with that policy, dividends in an aggregate amount of $2,090,000 were paid to stockholders in the three months ended September 30, 2008.

On September 26, 2008, the Board of Directors suspended the payment of future cash dividends based on its determination that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be to preserve the Company's cash resources.  At the same time, the Board of Directors declared a 10% stock dividend on the Company's outstanding shares, which was distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.

Stock Buyback Program.  At September 30, 2008, the Company continued to have approximately $4.2 million remaining under its buyback program. Subsequent to September 30, 2008, the Company repurchased approximately 80,000 shares under this program due to an involuntary sale of shares by its Chief Executive Officer, at a cost of approximately $320,000.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses; and (iv) fund working capital requirements, and for other general corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication or grading businesses.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at this time.  Those risks and uncertainties include, but are not limited to:

•
changes in general economic conditions generally, including the current liquidity crisis in the United States, or changes in conditions in the collectibles or high-value assets markets in which we operate, including a possible decline in the popularity of some high-value collectibles or assets, any of which could reduce the volume of authentication and grading submissions to us and, therefore, the grading fees we generate;

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions, including volatility in the prices of gold and other precious metals or recessionary or other conditions that could lead to reduced coin and other collectibles submissions or trade show activities that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
the fact that for the fiscal year ended June 30, 2008 and the three months ended September 30, 2008, our six largest coin authentication and grading customers accounted, in the aggregate, for approximately 10% and 12% of our net revenues, respectively, which means that the loss of any of those customers, or a significant reduction in their grading submissions to us, could result in a decline in our revenues and a reduction in our operating income;

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

•
the risk that new collectibles service offerings and business initiatives, such as autograph, stamp and paper currency, and diamond and colored gemstone grading services, will not gain market acceptance or will be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses and the risk that these businesses will not make a material contribution to our net revenues or achieve profitability;

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations; that our new businesses (in particular our diamond and colored gemstones businesses) may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses; that acquisition-related goodwill and intangible assets may become impaired, which could adversely impact our results of operations; and that we will not achieve adequate returns on the investments we may make in acquiring other or establishing new businesses, any of which would harm our profitability or cause us to incur losses;

•	the risks that we will encounter problems with or failures of our computer systems that would interrupt our services or result in loss of data that we need for our business; and

•	the potential of increased government regulation of our businesses that could cause operating costs to increase.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), and in Item 1A of Part 1, entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008, as filed with the SEC under the Securities Exchange Act of 1934 and investors are urged to read that Annual Report.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report.  We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 Annual Report on Form 10-K.

ITEM 2A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At September 30, 2008, we had approximately $22,952,000 in cash and cash equivalents, primarily invested in low-yield money-market funds that invest in government-generated securities.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bill Miller vs. Collectors Universe, Inc. Effective October 14, 2008, William Miller and the Company executed a settlement and release agreement which provides for a complete release by each party of all known and unknown claims it has or may have against the other relating to or arising out of the subject matter of the lawsuit that Miller had brought against the Company in 2004 in which he sought alleged statutory damages from the Company of up to approximately $10.5 million based on a claim that the Company had used his name, allegedly without his consent, on Company authentication certificates.  The released claims include pending claims brought by each party seeking to recover its legal fees and expenses in that lawsuit from the other party.  No payments were required to be made by the Company to Miller in exchange for that release.

ITEM 1A.	RISK FACTORS

There were no material changes in the risk factors that were disclosed under the caption “Risk Factors” in Part IA of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008, except as may otherwise be set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

(a)	Exhibits:
	Exhibit 3.3	Amended and Restated Bylaws of Collectors Universe, Inc., as Adopted and Effective September 28, 2008

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 10, 2008	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 10, 2008	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description
Exhibit 3.3	Amended and Restated Bylaws of Collectors Universe, Inc., as Adopted and Effective September 28, 2008

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1