Form 10-Q
period 2008-12-31
COLLECTORS UNIVERSE INC
filed 2009-02-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).

YES  [  ]   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2009
Common Stock $.001 Par Value	9,187,191

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART 1 – FINANCIAL INFORMATION
ITEM 1.                                                        FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,607	$23,345
Accounts receivable, net of allowance of $95 at December 31, 2008 and $79 at June 30, 2008	1,399	1,389
Refundable income taxes	575	575
Inventories, net	791	961
Prepaid expenses and other current assets	1,221	959
Customer notes receivable, net of allowance of $31 at December 31, 2008 and at June 30, 2008	2,390	2,062
Net deferred income tax asset	496	486
Customer notes receivables held for sale	-	3,579
Receivables from sale of net assets of discontinued operation	92	92
Current assets of discontinued operation held for sale	233	117
Total current assets	26,804	33,565

Property and equipment, net	2,974	4,473
Goodwill	2,626	3,974
Intangible assets, net	3,929	8,386
Net deferred income tax assets	-	909
Customer note receivable, net of current portion	975	-
Note receivable from sale of discontinued operation	92	138
Other assets	392	396
Non-current assets of discontinued operation held for sale	127	177
	$37,919	$52,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,488	$1,817
Accrued liabilities	1,636	1,724
Accrued compensation and benefits	1,319	1,423
Income taxes payable	351	368
Deferred revenue	2,066	2,038
Current liabilities of discontinued operation held for sale	244	198
Total current liabilities	7,104	7,568
Deferred rent and other long-term liabilities	770	620
Net deferred income tax liability	305	-
Commitments and contingencies	-	-
Preferred stock, $.001 par value; 3,000 shares authorized at December 31, 2008; 5,000 at June 30, 2008; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized at December 31, 2008 and 45,000 at June 30, 2008; outstanding 9,187 at December 31, 2008 and 8,361 at June 30, 2008	9	8
Additional paid-in capital	76,217	75,996
Accumulated deficit	(46,486)	(32,174)
Total stockholders' equity	29,740	43,830
	$37,919	$52,018

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenues:
Grading, authentication and related services	$8,103	$8,981	$17,580	$19,544
Product sales	102	811	103	892
	8,205	9,792	17,683	20,436
Cost of revenues:
Grading, authentication and related services	4,501	5,851	9,432	10,856
Product sales	295	788	306	807
	4,796	6,639	9,738	11,663
Gross profit	3,409	3,153	7,945	8,773
Operating expenses:
Selling and marketing expenses	1,298	1,780	2,953	3,708
General and administrative expenses	3,775	3,717	7,657	7,645
Impairment loss	7,695	-	7,695	1
Amortization of intangible assets	334	274	630	533
Total operating expenses	13,102	5,771	18,935	11,887

Operating loss	(9,693)	(2,618)	(10,990)	(3,114)
Interest income, net	75	296	199	740
Other income (expense)	(1)	2	9	3
Loss before income taxes	(9,619)	(2,320)	(10,782)	(2,371)
Provision (benefit) for income taxes	1,210	(925)	1,210	(945)
Loss from continuing operations	(10,829)	(1,395)	(11,992)	(1,426)
Loss from discontinued operations, net of income tax benefit	(95)	(48)	(229)	(127)
Net loss	$(10,924)	$(1,443)	$(12,221)	$(1,553)

Net loss per basic share:
Loss from continuing operations	$(1.19)	$(0.15)	$(1.32)	$(0.15)
Loss from discontinued operations, net of income tax benefit	(0.01)	-	(0.02)	(0.02)
Net loss	$(1.20)	$(0.15)	$(1.34)	$(0.17)

Net loss per diluted share:
Loss from continuing operations	$(1.19)	$(0.15)	$(1.32)	$(0.15)
Loss from discontinued operations, net of income tax benefit	(0.01)	-	(0.02)	(0.02)
Net loss	$(1.20)	$(0.15)	$(1.34)	$(0.17)

Weighted average shares outstanding:
Basic	9,083	9,340	9,116	9,325
Diluted	9,083	9,340	9,116	9,325
Cash dividends declared per common share	$-	$0.25	$0.25	$0.50

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,221)	$(1,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,294	1,138
Stock-based compensation expense	532	500
Impairment loss	7,695	1
Provision for bad debts	7	18
(Gain) loss on sale of property and equipment	1	(2)
Gain on sale of customer notes	(10)	-
Provision for inventory write down	169	10
Interest on notes receivable	-	(7)
Discontinued operations	229	127
Deferred income taxes	1,205	(963)
Changes in operating assets and liabilities:
Accounts receivable	(17)	(1,056)
Inventories	1	(75)
Prepaid expenses and other current assets	(262)	(413)
Other assets	(13)	(6)
Income taxes payable	(18)	5
Accounts payable	(329)	(778)
Accrued liabilities	(65)	371
Deferred rent and other long-term liabilities	150	(26)
Accrued compensation and benefits	(104)	(601)
Deferred revenue	28	(191)
Net cash used in operating activities	(1,728)	(3,501)
Net cash used in operating activities of discontinued businesses	(233)	(33)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,385)	(969)
Proceeds from sale of property and equipment	-	63
Advances on customer notes receivable	(2,446)	(3,501)
Proceeds from collection of customer notes receivable	4,707	2,578
Purchase of patents and other intangible assets	-	(20)
Capitalized software	(286)	(618)
Cash received on sale of discontinued businesses	46	46
Net cash provided by (used in) investing activities	636	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	161	-
Proceeds from exercise of stock options	1	111
Repurchase of common stock	(484)	-
Dividends paid to common stockholders	(2,091)	(4,263)
Net cash used in financing activities	(2,413)	(4,152)

Net decrease in cash and cash equivalents	(3,738)	(10,107)
Cash and cash equivalents at beginning of period	23,345	42,386
Cash and cash equivalents at end of period	$19,607	$32,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2	$9
Income taxes paid	$8	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company” “we”, “us”, “our”).  At December 31, 2008, such operating subsidiaries were Collectors Finance Corporation (“CFC”),  Certified Asset Exchange, Inc. (“CAE”), Gem Certification and Assurance Lab, Inc. (“GCAL”), Expos Unlimited, Inc. (“Expos”), and American Gemological Laboratories, Inc. (“AGL”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.  Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  At December 31, 2008, we classified our paper currency business as a discontinued operation held for sale, and, accordingly, all periods presented in the Condensed Consolidated Financial Statements have been restated to reflect the results of operations, loss per share, cash flows and financial position of the paper currency business as a discontinued operation (see note 7). During the second fiscal quarter of 2009, we distributed a 10% stock dividend to our common stockholders, and, as such, we restated the number of shares outstanding and the loss per share for continuing and discontinued operations to give retroactive effect of the stock dividend for those shares shown in the Consolidated Statements of Operations prior to the stock dividend date of November 3, 2008.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, sportscards, autographs, stamps, diamonds and colored gemstones.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place.

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

We recognize product sales when items are shipped and the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.  Product sales consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s on-going revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements.  Examples of such estimates that could be material to the Condensed Consolidated Financial Statements include capitalized software, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill and other long-lived assets impairments, warranty reserves and income tax provisions.  Each of these estimates, and the material impairment adjustment we made to our goodwill and certain long-lived assets of our jewelry reporting units as of June 30, 2008 and in the three months ended December 31, 2008, is discussed in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and included herein in the Interim Report on Form 10-Q for the three and six months ended December 31, 2008, respectively.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangibles assets, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks or based upon the replacement cost or market approach, as applicable.  During the second quarter of fiscal 2009, the Company recorded aggregate impairment losses of $7,695,000 with respect to our jewelry businesses, of which $4,963,000 was associated with property and equipment and other definite-lived intangible assets following the determination that the carrying values of these assets were not recoverable (see Impairment Losses below in this note 1).

Goodwill and Other Intangible Assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that an impairment has occurred.  Management evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. During the three months ended December 31, 2008, the Company completed its annual review of the carrying values of the goodwill and trade name indefinite-lived intangible assets acquired in the acquisitions of GCAL and Gemprint and concluded that the acquired goodwill and the trade names were fully impaired as of December 31, 2008.  Accordingly, we recorded impairment losses in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 of $899,000 for goodwill and $184,000 for trade name intangible assets.  We also evaluated the recoverability of the goodwill and the trade name assets acquired in the AGL acquisition on an interim basis and concluded that the goodwill of $449,000 and trade name intangible assets of $1,200,000 were fully impaired and recorded an impairment loss in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2008, accordingly (see Impairment Losses below in this note 1).

Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31, (in thousands)		Six Months Ended December 31, (in thousands)
Included in:	2008	2007	2008	2007
Cost of revenues	$86	$55	$158	$110
Selling and marketing expenses	-	-	-	(7)
General and administrative expenses(1)	178	205	374	397
Pre-tax stock-based compensation expense	$264	$260	$532	$500

(1)
Includes $93,000 and $185,000 in the three and six months ended December 31, 2008, respectively, and $85,000 and $167,000 in the three and six months ended December 31, 2007, respectively, for amortization of compensation expense related to issuances of restricted stock.

For the three months ended December 31, 2008 and 2007, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 5% and 9%, respectively.

No options were granted during the three and six months ended December 31, 2008.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2008 and stock option activity during the six months ended December 31, 2008, as adjusted to give retroactive effect to the 10% stock dividend that was declared on September 26, 2008 and distributed on November 3, 2008 to all stockholders of record as of October 21, 2008.  The closing per share prices of our common stock as of June 30, 2008 and December 31, 2008 were $7.37 and $2.93, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2008	927,200	$12.54	5.5 yrs.	$314,000
Granted	-	-
Exercised	(100)	2.80
Forfeited or cancelled	(41,500)	11.75
Outstanding at December 31, 2008	885,600	$12.57	5.0 yrs.	$2,677
Exercisable at December 31, 2008	737,100	$12.55	4.7 yrs.	$2,677
Unvested at December 31, 2008	148,500	$12.70	6.6 yrs.	$-
Expect to vest at December 31, 2008	141,700	$12.69	6.6 yrs.	$-

The aggregate intrinsic values of the options exercised during the six months ended December 31, 2008 and 2007 were $465 and $381,000, respectively.

The 141,700 options that were expected to vest at December 31, 2008 are based on the current forfeiture rate of 5% and the remaining vesting terms of the 148,500 unvested options at December 31, 2008.

During the six months ended December 31, 2008, approximately 50,900 options were vested with an aggregate fair value of approximately $352,000.  During the six months ended December 31, 2007, approximately 49,500 options were vested with an aggregate fair value of $364,000.

The following table presents information regarding the numbers of non-vested restricted shares that were granted or became vested during the six months ended December 31, 2008 and their weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2008	50,359	$12.60
Granted	77,778	2.70
Vested	(16,974)	12.66
Forfeited or Cancelled	-	-
Non-vested at December 31, 2008	111,163	$5.67

The following table sets forth total unrecognized compensation cost in the amount of $799,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012.  That amount and time periods do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	$311,000
2010	347,000
2011	125,000
2012	16,000
$799,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At December 31, 2008, we had cash and cash equivalents, totaling approximately $19,607,000, of which approximately $17,674,000 were invested in U.S. government-secured money market funds.  At December 31, 2008, the Company had approximately $1,933,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At December 31, 2008, no individual customer represented a significant concentration, i.e., individual accounts receivable balance comprising of at least 10% of the total net outstanding balance of $1,399,000 on that date; whereas, at June 30, 2008, three customers accounted for approximately 37% of total net accounts receivable balances of $1,389,000 outstanding on that date.  The Company performs an analysis of the expected collectibility of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $95,000 at December 31, 2008 and $79,000 at June 30, 2008.

Customer Notes Receivables.  At December 31, 2008, the outstanding principal amount of customer notes receivable, which evidenced advances made to customers, totaled $3,365,000, net of a $31,000 allowance for uncollectible amounts, of which $975,000 was classified as non-current customer notes receivable and $2,390,000 was classified as current customer notes receivable.  At December 31, 2008, the unpaid principal balance of one of those notes receivable was greater than 10% of the aggregate of the unpaid principal balances of all of the notes receivable that were outstanding at December 31, 2008 and represented 88% of the total principal amounts outstanding.  At June 30, 2008, three customers’ loan balances, each greater than 10% of the total notes receivable balances, represented 49% of the total principal balances outstanding.

During the six months ended December 31, 2008, the Company sold, without recourse, $3,554,000 of the aggregate principal amount of $3,579,000 classified as loans held for sale at June 30, 2008 for an amount that was about 0.7% over the aggregate principal amount of the loans. The proceeds from the sales are included in the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 as part of proceeds from collection of customer notes receivable. As of December 31, 2008, approximately $25,000 of the $3,579,000 held for sale at June 30, 2008 was no longer held for sale.

Sources of Revenues.  The authentication, grading and sales of collectible coins accounted for approximately 53% of our net revenues for the three and six months ended December 31, 2008.  For the three and six months ended December 31, 2007, collectible coin revenues accounted for approximately 56% and 57% of our net revenues, respectively.

Capitalized Software

Through December 31, 2008, the Company had capitalized an aggregate of approximately $2,310,000 of software development costs, net of accumulated amortization of approximately $1,152,000, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. In the three and six months ended December 31, 2008, approximately $54,000 and $286,000 of such costs were capitalized and approximately $223,000 and $408,000 were recognized as amortization expense, respectively.  During the three and six months ended December 31, 2007, approximately $254,000 and $618,000 of such costs were capitalized, and $135,000 and $260,000 were recorded as amortization expense, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they are incurred.  The Company evaluates the carrying values of capitalized software to determine if those values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.  At December 31, 2008, management evaluated the capitalized software that was in use by the jewelry businesses and concluded that the carrying value of that asset was impaired and, accordingly, in the three months ended December 31, 2008, an impairment loss of $490,000 was recorded as part of impairment losses in the carrying values of the goodwill and other long-lived assets of those businesses that total $7,695,000, which was recorded in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2008.  See Impairment Losses below in this note 1.

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

Dividends

On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be to suspend the payment of cash dividends in order to preserve the Company's cash resources.  At the same time, the Board of Directors declared a 10% stock dividend on the Company's outstanding shares distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.  The 10% stock dividend was recorded in the accompanying Condensed Consolidated Balance Sheet as of the declaration date of September 26, 2008 and all shares outstanding, stock option grants outstanding and the weighted average number of shares used in the computation of the loss per share for the six months ended December 31, 2008 and for the three and six months ended December 31, 2007 were retroactively adjusted for the stock dividend as of the record date of October 20, 2008.

Stock Buyback Program

On October 8, 2008, the Company acquired from its CEO approximately 120,000 shares of the Company’s common stock, and the Company paid approximately $484,000 in cash for these shares, or approximately $4.03 per share.  The selling price of $4.03 was determined based on a 10% discount from the volume weighted average price of the Company’s common stock on October 8, 2008 of $4.48.  On October 8, 2008, two directors purchased an aggregate of 40,000 shares from the Company for a selling price of $4.03, or approximately $161,000.

Impairment Losses

During the fourth quarter of fiscal year 2008, we completed an interim review of the carrying values of goodwill and other long-lived assets including identifiable intangible assets acquired with the acquisitions of GCAL and Gemprint, which were both consummated during fiscal year 2006 and have been evaluated together as the “GCAL Reporting Unit”, and AGL, which was acquired in fiscal year 2007. On the basis of those reviews, we determined that impairment losses had occurred with respect to goodwill and other long-lived assets on the basis of continued significant losses by these reporting units, the inability of these reporting units to meet or exceed projections prepared prior to June 30, 2008 and used in the evaluation for goodwill impairment as of that date and the uncertainty of future revenues, income and related cash flows. During the fourth quarter of fiscal 2008, approximately $2,169,000 was recorded as an impairment loss related to long-lived assets other than goodwill, of which approximately $1,817,000 was related to the GCAL Reporting Unit and $352,000 was related to AGL. We also recorded impairment losses of goodwill for the GCAL Reporting Unit and AGL in the fourth quarter of 2008 of $7,267,000 and $1,797,000, respectively.

During the first quarter of fiscal year 2009, we reported on Form 10-Q for the three months ended September 30, 2008 that no impairments of long-lived assets including goodwill had occurred in any of our reporting units, as we completed the annual impairment reviews for several of our reporting units including AGL.

During the second quarter of fiscal 2009, we evaluated the AGL reporting unit on an interim basis and the GCAL Reporting Unit on its annual basis and determined that impairments of goodwill and other long-lived assets had occurred in both reporting units on the basis that both these reporting units had missed projections for revenues and cash flows set forth in the revised projections prepared by management in the fourth quarter of fiscal 2008. We also considered other factors, such as the current economic climate and outlook in the United States, and concluded that the weight of negative evidence outweighed the positive evidence that future discounted or undiscounted cash flows would be adequate to recover the carrying values of the GCAL Reporting Unit or AGL as of December 31, 2008. As a result, we estimated the fair values of both of these reporting units to be equal to their salvage values, and, accordingly we recorded an impairment loss in the second quarter of fiscal 2009 in the aggregate of $7,695,000, of which $3,791,000 was associated with the GCAL Reporting Unit and $3,904,000 was associated with AGL.

The following table provides additional detail of the impairment losses associated with GCAL and AGL reporting units recorded in the Condensed Consolidated Statements of  Operations for the three months ended December 31, 2008 in thousands of dollars:

	AGL	GCAL	Total
Goodwill	$449	$899	$1,348
Trade names (indefinite-lived)	1,200	184	1,384
Acquired intangible assets (definite-lived)	718	1,307	2,025
Capitalized software	35	455	490
Property and equipment	239	347	586
Leasehold improvements	1,263	588	1,851
Other assets	-	11	11
	$3,904	$3,791	$7,695

The following table sets forth, by reporting unit, the amounts classified as goodwill and intangible assets, net, on our balance sheets as of June 30, 2008 and December 31, 2008 in thousands of dollars:

	Coins	GCAL	AGL	Expos	CCE and Other	Total
Goodwill:
Balance at June 30, 2008, net	$515	$899	$449	$1,001	$1,110	$3,974
Impairment loss in second quarter FY2009	-	(899)	(449)	-	-	(1,348)
Balance at December 31, 2008	$515	$-	$-	$1,001	$1,110	$2,626

Intangible assets, net:
Balance at June 30, 2008	$294	$2,127	$2,177	$1,590	$2,198	$8,386

Capitalized software additions for FY09 (6 months)	126	35	36	-	89	286
Less: Cap SW amortization for FY09 (6 months)	(106)	(122)	(1)	-	(179)	(408)
Less: Cap SW impairment at 12/31/08		(455)	(35)	-	-	(490)
Less: Cap SW reclass to discontinued operations for FY09 (6 months)	-	-	-	-	(4)	(4)

Less: amortization for 6 months FY09 for definite-lived intangible assets	-	(94)	(49)	(55)	(24)	(222)

Less: impairment loss at 12/31/08 for definite-lived intangible assets	-	(1,307)	(718)	-	-	(2,025)

Less: impairment loss at 12/31/08 for indefinite-lived intangible assets	-	(184)	(1,200)	-	-	(1,384)

Less: reclass of AGL reference sets to non-depreciable property and equipment	-	-	(210)	-	-	(210)
Balance at December 31, 2008	$314	$-	$-	$1,535	$2,080	$3,929

    2.  CASH AND CASH EQUIVALENTS

At December 31, 2008 and June 30, 2008, cash and cash equivalents consisted of approximately $19,607,000 and $23,345,000, respectively, which was invested primarily in money-market funds, which comprised of investments in government-guaranteed securities.

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

Level 1-defined as observable inputs such as quoted prices in active markets;

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at December 31, 2008:

	(in thousands)
	Total As of December 31, 2008	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$19,607	$19,607	$-	$-
Total	$19,607	$19,607	$-	$-

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

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	December 31,	June 30,
	2008	2008
Coins	$686	$751
Other collectibles	64	28
Grading raw materials consumable inventory	287	273
	1,037	1,052
Less inventory reserve	(246)	(91)
Inventories, net	$791	$961

During the three and six months ended December 31, 2008, we recorded additional inventory provisions of $155,000 in the Condensed Consolidated Statements of Operations, that included approximately $137,000 to reflect current market values at December 31, 2008 for certain coins that were sold in January 2009.

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	December 31	June 30,
	2008	2008
Coins, jewelry and stamp grading reference sets	$845	$610
Computer hardware and equipment	1,565	1,861
Computer software	1,032	1,032
Equipment	4,192	4,206
Furniture and office equipment	1,362	1,113
Leasehold improvements	2,669	1,598
Trading card reference library	52	52
	11,717	10,472
Less accumulated depreciation and amortization	(8,743)	(5,999)
Property and equipment, net	$2,974	$4,473

         During the second quarter of fiscal 2009, and the fourth quarter of fiscal 2008, we recorded impairment losses related to property and equipment in the amounts of $2,437,000 and $176,000, respectively.  These amounts are presented as part of accumulated depreciation and amortization in the above table.

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	December 31,	June 30,
	2008	2008
Warranty costs	$648	$665
Professional fees	140	125
Other	848	934
	$1,636	$1,724

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2008 and 2007:

	(in thousands)
	Six Months Ended December 31,	Six Months Ended December 31,
	2008	2007
Warranty reserve, beginning of period	$665	$735
Charged to cost of revenue	250	1,008
Payments	(267)	(311)
Warranty reserve, end of period	$648	$1,432

7.	DISCONTINUED OPERATIONS

In December 2008, the Company’s Board of Directors authorized the sale of the paper currency grading business; therefore, the balance sheet amounts related to this business have been classified as discontinued operation held for sale in the Condensed Consolidated Balance Sheets for all periods shown. The results of operations and cash flows for this business are classified as loss from discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows, respectively, for all periods shown.

The remaining activities of the discontinued collectibles sales businesses that we disposed of in fiscal 2004 and which are included in the accompanying Consolidated Financial Statements are deemed to be immaterial to warrant separate disclosure.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statement of Operations, substantially all of which are associated with the paper currency grading business, are as follows:

	(in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenues	$203	$186	$417	$370
Loss before income tax benefit	(95)	(80)	(229)	(212)

Income tax expense benefit	-	(32)	-	(85)
Loss from discontinued operations	$(95)	$(48)	$(229)	$(127)

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the discontinued operation held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of December 31 and June 30, 2008.

	At December 31, 2008	At June 30, 2008
Current Assets:
Accounts receivable, net	$17	$25
Inventories, net	157	21
Prepaid expenses	59	71
	$233	$117

Non-current assets:
Property and equipment	$6	$9
Intangible assets	86	109
Other assets	35	59
	$127	$177

Current liabilities:
Accounts payable	$39	$53
Other accrued expenses	98	98
Deferred revenue	107	47
	$244	$198

8.	INCOME TAXES

At December 31, 2008, due to the Company recognizing additional impairment losses for its jewelry businesses, and the Company’s core profitable operations not meeting short-term expectations, combined with uncertainty as to the performance of those businesses due to the severe economic conditions currently prevailing, management did not recognize any deferred tax assets for the impairment losses recognized in the three months ended December 31, 2008 and established a valuation allowance against $1,204,000 of the $1,395,000 of deferred tax assets at September 30, 2008, such that the remaining net deferred tax assets at December 31, 2008 were $191,000.  Current net deferred tax asset of $496,000 relates to deferred tax assets established for compensation expense recognized for non-employee supplier stock options in 1999, and these options are expected to expire in the six months ended June 30, 2009.  It is expected that these options will expire unexercised due to the exercise price of the options relative to the Company’s current share price, and in accordance with SFAS 123R and related interpretations, the $496,000 will be recognized as a reduction to additional-paid-in capital upon expiration. Deferred income tax liabilities of $305,000 are associated with timing differences related to indefinite-lived intangible assets including goodwill that are amortizable for income tax purposes but not for financial reporting purposes under GAAP.

The effective tax rates were a tax expense of 11% and a 40% tax benefit in the six months ended December 31, 2008 and 2007, respectively.

9.	NET LOSS PER SHARE

The number of shares used in the computation of the losses per share gives retroactive effect to a 10% stock dividend that was distributed on November 3, 2008 to stockholders of record as of October 20, 2008.

The aggregate numbers of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted earnings per share, totaled approximately 1,078,800 and 1,185,000 for the three months ended December 31, 2008 and 2007, respectively.  The aggregate numbers of options, warrants and restricted shares excluded for the six month periods ended December 31, 2008 and 2007 were 1,046,300 and 1,191,100, respectively.

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

For our continuing operations, we operate principally in four reportable service segments: coins, sportscards, jewelry and other high-end collectibles.  Services provided by these segments include authentication, grading, publication advertising and subscription-based revenues.  The other collectibles segment is comprised of autographs, stamps, the CCE subscription business and our collectibles conventions business.  During the second quarter of fiscal 2009, we excluded the paper currency grading business as part of the other collectibles segment for all periods presented and classified the operating results of this business as discontinued operations in the Condensed Consolidated Statements of Operations (see note 7).

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense and impairment losses as significant other non-cash transactions, and (iv) operating income for the three and six months ended December 31, 2008 and 2007. Net identifiable assets are provided by business segment as of December 31, 2008 and June 30, 2008. All of our sales and identifiable assets are located in the United States.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues from external customers
Coins	$4,370	$5,527	$9,365	$11,565
Sportscards	2,007	2,192	4,196	4,484
Jewelry	402	534	837	914
Other	1,426	1,539	3,285	3,473
Total revenue	$8,205	$9,792	$17,683	$20,436
Amortization and depreciation
Coins	$77	$62	$152	$119
Sportscards	46	24	94	47
Jewelry	322	322	640	635
Other	130	84	237	170
Total	575	492	1,123	971
Unallocated amortization and depreciation	84	84	171	167
Consolidated amortization and depreciation	$659	$576	$1,294	$1,138
Impairment losses
Coins	$-	$-	$-	$-
Sportscards	-	-	-	-
Jewelry	7,695	-	7,695	1
Other	-	-	-	-
Total	7,695	-	7,695	1
Unallocated impairment losses	-	-	-	-
Consolidated impairment losses	$7,695	$-	$7,695	$1
Stock-based compensation
Coins	$62	$33	$95	$67
Sportscards	-	5	-	9
Jewelry	4	3	7	6
Other	20	23	64	46
Total	86	64	166	128
Unallocated stock-based compensation	178	196	366	372
Consolidated stock-based compensation	$264	$260	$532	$500
Operating income (loss) before unallocated expenses
Coins	$809	$457	$2,610	$2,941
Sportscards	258	424	603	942
Jewelry	(9,276)	(1,882)	(10,906)	(3,691)
Other	(21)	104	133	528
Total	(8,230)	(897)	(7,560)	720
Unallocated operating expenses	(1,463)	(1,721)	(3,430)	(3,834)
Consolidated operating loss	$(9,693)	$(2,618)	$(10,990)	$(3,114)

	At December 31,	At June 30,
Identifiable Assets	2008	2008
Coins	$2,940	$3,346
Sportscards	1,001	1,035
Jewelry	2,197	9,061
Other	9,245	10,761
Total	15,383	24,203
Unallocated assets	22,536	27,815
Consolidated assets	$37,919	$52,018

11.           SUBSEQUENT EVENT

Stockholder Rights Plan

On January 9, 2009, the Company’s Board of Directors unanimously adopted a limited duration stockholder rights plan. In accordance with ISS guidelines, the Plan has an initial term of one year ending in January 2010, but may be extended for two additional years if the Plan is approved by our stockholders on or prior to the end of that initial one year term.

In connection with the adoption of the stockholder rights plan, the Board of Directors declared a non-taxable distribution of rights to purchase shares of a new series of preferred stock to all stockholders of record as of January 23, 2009. Under the Plan, if anyone becomes the beneficial owner of 20 percent or more of the Company’s outstanding shares, then, subject to limited exceptions, each right (other than those held by that person) will become exercisable and entitle its holder to purchase, at the exercise price of the right, a number of the Company’s shares having a market value of twice the right’s exercise price. If anyone announces or commences a tender offer or exchange offer for the Company’s shares, then, subject to limited exceptions, each right will entitle its holder (other than the offeror) to purchase, at the exercise price of the right, a number of the acquiring party’s shares having a market value at that time of twice the right’s exercise price. Unless and until either of those events occurs, the rights will not be exercisable, will trade with the Company’s common stock and no rights certificates will be issued.

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

Our Business

Collectors Universe, Inc. (“we”, “us” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, sportscards, autographs and stamps and to sellers and purchasers of diamonds and colored gemstones.  We believe that our authentication and grading services add value to these collectibles and to diamonds and colored gemstones by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of Collectors Club membership subscriptions; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) the collectibles trade show conventions that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus of or an integral part of our business.

Discontinued Operations.  In the three months ended December 31, 2008, the Company approved a plan to dispose of the Company’s currency authentication and grading business and this business was sold in February 2009.  Accordingly, the operations of the currency authentication and grading business have been classified as a discontinued operation held for sale at December 31 2008, and the operations of that business have been reclassified as discontinued operations for all periods presented.  In addition, as previously disclosed, we have classified as discontinued operations the remaining activities of our divestiture of the collectibles auctions and sales businesses which we disposed of in fiscal 2004.  The discussion that follows focuses almost entirely on our on-going authentication and grading businesses, which comprise substantially all of our continuing operations.

Overview of Results of Operations for the Three and Six Months Ended December 31, 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.5%	67.8%	55.1%	57.1%
Gross profit	41.5%	32.2%	44.9%	42.9%
Operating expenses:
Selling and marketing expenses	15.8%	18.2%	16.7%	18.1%
General and administrative expenses	46.0%	37.9%	43.3%	37.4%
Amortization of intangibles	4.0%	2.8%	3.5%	2.6%
Impairment losses	93.8%	-	43.5%	-
Total operating expenses	159.6%	58.9%	107.0%	58.1%
Operating loss	(118.1)%	(26.7)%	(62.1)%	(15.2)%
Interest income, net	0.9%	3.1%	1.1%	3.6%
Other income	-	-	-	-
Loss before income taxes	(117.2)%	(23.6)%	(61.0)%	(11.6)%
Provision (benefit) for income tax	14.8%	(9.4)%	6.8%	(4.6)%
Loss from continuing operations	(132.0)%	(14.2)%	(67.8)%	(7.0)%
Loss from discontinued operations, net of income taxes	(1.1)%	(0.5)%	(1.3)%	(0.6)%
Net loss	(133.1)%	(14.7)%	(69.1)%	(7.6)%

On going grading, authentication and related service revenues decreased by $878,000 or 9.8% and $1,964,000 or 10.0% in the three months and six months ended December 31, 2008, respectively, compared to the same period of the prior fiscal year, largely due to decreases in grading and authentication fees.  Such fees decreased by $781,000 or 10.4% and $1,821,000 or 11.1%, respectively, in the three and six months ended December 31, 2008, while related services decreased by $97,000 or 6.7% and $143,000 or 4.5%, respectively, for those same three and six month periods. We experienced reductions in grading and authentication fees in all of our markets in the three and six months ended December 31, 2008, which we believe were primarily attributable to the increased severity of the economic recession and the tightening of business and consumer credit in the United States during the six months ended December 31, 2008.

The operating losses for the three and six months ended December 31, 2008 (which included an impairment loss related to the Company’s jewelry businesses of $7,695,000 recognized in the three months ended December 31, 2008 and reflected in both periods) was $9,693,000 and $10,990,000, respectively.  Excluding those impairment losses in the three and six months ended December 31, 2008, and a warranty charge of $822,000 recognized in the three and six months ended December 31, 2007, the operating losses would have been $1,998,000 and $3,295,000, respectively, in the three and six months ended December 31, 2008, compared to $1,796,000 and $2,292,000, respectively, in the three and six months ended December 31, 2007.

Our jewelry grading and authentication businesses accounted for substantially all of those operating losses, incurring operating losses (before the impairment loss) of $1,581,000 and $3,211,000, respectively, in the three and six months ended December 31, 2008, compared with $1,882,000 and $3,691,000, respectively, in the three and six months ended December 31, 2007.

We implemented cost reduction measures in all of our operations throughout the six month period ended December 31, 2008 and will continue to review and make changes considered necessary to our costs based on our expectations regarding near term revenues.

We recognized the impairment losses in our jewelry businesses during the three months ended December 31, 2008, due primarily to the uncertainties of forecasting the impact of the economic recession on our jewelry businesses.

These, as well as other factors affecting our operating results in the second quarter of fiscal 2009, are described in more detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our authentication and grading fees, which accounted for approximately 82% of our total net revenues in the six months ended December 31, 2008, are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high-value assets, of authentication and grading submissions; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and sportscards.

Our revenues are also impacted by the level of grading submissions and revenue earned from such coin grading submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the number and timing of the shows held during each reporting period, and the number of dealers attending and the volume of their coin transactions at such shows, which affect the volume of submissions to us for on-site grading and same-day turn-around at the shows.  Dealer show attendance, and the volume of coin transactions at the shows are, in turn, affected by economic and market conditions, such as those we are experiencing currently, and are sometimes also affected by short-term changes in the price of gold that may occur around the time shows are held.

Six of our coin authentication and grading customers accounted for, in the aggregate, approximately 13% of our total net revenues in the three months ended December 31, 2008, as compared to 10% in the year ended June 30, 2008.  As a result, the loss of one or more of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect the profitability of our grading and authentication operations.

Factors Affecting our Gross Profit Margins.  The gross profit margins on authentication and grading submissions also are primarily affected by (i) the volume and mix, among coins, sportscards and other collectibles and high value assets, of authentication and grading submissions, because we generally realize higher margins on coin submissions than on submissions of other collectibles and high-value assets; (ii) in the case of coins and sportscards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, (iii) the mix of authentication and grading submissions between vintage or “classic” coins and sportscards, on the one hand, and modern coins and sportscards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and sports cards than they do for modern submissions, and (iv) the stage of development and the seasonality of our newer businesses.  Furthermore, because a significant proportion of our direct costs are generally fixed in nature, our gross profit also can be affected by the overall volume of collectibles authenticated and graded in any period.

Impact of Economic Conditions on Financial Performance.  We generate substantially all of our revenues from the collectibles and the diamond and colored gemstone markets.  Accordingly, our operating results are affected by the financial performance of those markets, which depends to a great extent on (i) discretionary consumer spending and, hence, on the availability of disposable income, (ii) on other economic conditions, including prevailing interest and inflation rates, which affect consumer confidence, (iii) the availability and cost of financing that collectibles dealers and consumers need to fund their purchases of collectibles or diamonds and colored gemstones, and (iv) the performance and volatility of the gold and other precious metals markets and the stock markets.  These conditions primarily affect the volume of purchases and sales of collectibles and high-value assets which, in turn, affects the volume of authentication and grading submissions to us, because our services facilitate commerce in collectibles.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, and volatility in and declines in the prices of stocks and a weakening in the value of the U.S. Dollar, which often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, may result in increases in submissions of collectibles for our services.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions, may decline during periods characterized by recessionary economic conditions, declines in disposable income and consumer confidence, reductions in the availability or increases in the costs of financing, or by increasing stock prices and relative stability in the stock markets.  Due to the severity of the economic recession and the worsening of the credit crisis in the United States in the three and six months ended December 31, 2008, we have experienced declines in the demand for our services in all of our grading and authentication markets, as the collectibles and jewelry that we authenticate and grade are considered luxury items.  As a result of these economic conditions and the resulting uncertainties as to the level of revenues we can expect from our jewelry businesses in future periods, in the three months ended December 31, 2008 we recognized additional impairment losses, totaling approximately $7.7 million, in the carrying values of the assets of our jewelry businesses, which are reflected in our results of operation in both the three and six month periods ended December 31, 2008.

The following tables provide information regarding the respective numbers of coins, sportscards, autographs, currency, diamonds and colored gemstones that were graded or authenticated by us in the three months ended December 31, 2008 and 2007 and their estimated values, which are the amounts at which those coins, sportscards and stamps and other high-value assets were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2008		2007		2008		2007
Coins	291,500	44.9%	292,800	43.0%	$250,052	70.4%	$246,840	59.8%
Sportscards	292,300	45.1%	313,000	46.0%	17,548	4.9%	19,402	4.7%
Autographs	47,700	7.3%	50,000	7.3%	3,685	1.1%	6,159	1.5%
Stamps	6,600	1.0%	11,700	1.7%	7,129	2.0%	8,928	2.1%
Diamonds	9,700	1.5%	12,000	1.8%	43,778	12.3%	115,418	28.0%
Colored Gemstones	1,600	0.2%	1,100	0.2%	32,918	9.3%	16,066	3.9%
Total	649,400	100.0%	680,600	100.0%	$355,110	100.0%	$412,813	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2008		2007		2008		2007
Coins	619,600	46.3%	659,900	45.2%	$552,774	72.9%	$711,762	74.9%
Sportscards	593,900	44.3%	651,500	44.6%	44,109	5.8%	41,997	4.4%
Autographs	89,300	6.7%	94,800	6.5%	8,538	1.1%	16,634	1.7%
Stamps	13,900	1.0%	31,400	2.2%	12,200	1.6%	11,987	1.3%
Diamonds	19,500	1.5%	19,700	1.4%	78,843	10.4%	138,627	14.6%
Colored Gemstones	3,000	0.2%	2,000	0.1%	61,723	8.2%	29,210	3.1%
Total	1,339,200	100.0%	1,459,300	100.0%	$758,187	100.0%	$950,217	100.0%

Critical Accounting Policies and Estimates

During the quarter ended December 31, 2008, there were no changes except as noted below in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2008.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Grading Warranty Costs.  We offer a limited warranty covering the coins, sportscards, stamps and currency that we authenticate and grade.  Under the warranty, if any such collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item.  If we purchase an item under a warranty claim, we recognize the difference in value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the re-graded estimated value of the item.  We offer a similar limited warranty of two years’ duration on the diamonds we grade.  We accrue for estimated warranty costs based on historical trends and related experience.  Certain warranty claims were received by us in the second quarter and early in third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we continue to monitor the adequacy of our warranty reserves on an on-going basis.  In relation to those items, which we include in inventory at the re-graded estimated value (as discussed under Inventory Valuation Reserves below) there are a number of factors that can cause such estimated values of those items between the time they are purchased under our warranty policy and they are sold by us.  However, once we have classified such items as inventory and they have been held in inventory over a quarter end period, we classify the ultimate gain or loss on the disposal of such inventory as part of the gain or loss on product sales and not as an adjustment to our warranty revenues.

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

Long-Lived Assets Other Than Goodwill.  We regularly conduct reviews of property and equipment and other long-lived assets other than goodwill, including certain identifiable intangibles, for possible impairment.  Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  In order to determine if the value of a definite-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition in order to determine if an impairment loss has occurred.  If the projected undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recorded to write down the asset to its estimated fair value.  The Company has incurred significant operating losses in its jewelry reporting units since the acquisitions of these businesses and the Company recognized impairment losses for these businesses in the three months and year ended June 30, 2008 due to these businesses not meeting management’s revenue expectations.  In the three months ended December 31, 2008, due to continued uncertainty as to the level of revenues we can expect from these businesses in the future, as well as worse than expected actual performance during the first six months of fiscal 2009 and the continued economic downturn, management has recognized additional impairment losses of $6,347,000 for these businesses during the three month period ended December 31, 2008.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets on a formal basis at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. We apply a discounted cash flow model or an income approach to determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and remeasurement of goodwill is required. In accordance with GAAP, we consider the diamond and colored gemstone grading businesses as separate reporting units for the purpose of testing separately for the impairment of goodwill.  The Company has incurred significant operating losses in its jewelry reporting units since the acquisitions of these businesses and the Company recognized impairment losses for these businesses in the three months and year ended June 30, 2008 due to these businesses not meeting management’s revenue expectations.  In the three months ended December 31, 2008, due to continued uncertainty as to the level of revenues we can expect from these businesses in the future, as well as worse than expected actual performance during the first six months of fiscal 2009 and the continued economic downturn, management has recognized additional goodwill impairment losses of $1,348,000 for these businesses at December 31, 2008.

Income Taxes and Deferred Tax Assets.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN48”).  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset and we review the nature, the expected timing of the realization of these assets and the expiration dates for net operating losses or credits, when determining the likelihood of realization.  In the fourth quarter of fiscal 2008, due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to impairment losses recognized in the fourth quarter of fiscal 2008, and certain California Enterprise Zone Credits, the Company recorded a valuation allowance of $4,572,000 against deferred tax assets of $5,967,000 at June 30, 2008.  The remaining net deferred tax asset of $1,395,000 at June 30, 2008 was determined by management to be more likely than not realizable at June 30, 2008.  At December 31, 2008, due to the Company recognizing additional impairment losses for its jewelry businesses, and the Company’s core profitable operations not meeting short-term expectations, combined with uncertainty as to the performance of those businesses due to the severe economic conditions currently prevailing, management did not recognize any deferred tax assets for the impairment losses recognized in the three months ended December 31, 2008 and established a valuation allowance against $1,204,000 of the $1,395,000 of deferred tax assets, such that the remaining net deferred tax assets at December 31, 2008 were $191,000.   The current net deferred tax asset of $496,000 relates to deferred tax assets established for compensation expense recognized for non-employee supplier stock options in 1999, and these options are expected to expire in the six months ended June 30, 2009.  It is expected that these options will expire unexercised due to the exercise price of the options relative to the Company’s current share price, and in accordance with SFAS 123R and related interpretations, the $496,000 will be recognized as a reduction to additional-paid-in capital upon expiration. Deferred income tax liabilities of $305,000 refer to timing differences related to indefinite-lived intangible assets including goodwill that are amortizable for income tax purposes but not for financial reporting purposes under GAAP.

The effective tax rates were a tax expense of 11% and a 40% tax benefit in the six months ended December 31, 2008 and 2007, respectively.

Results of Operations – Three and Six Months Ended December 31, 2008 versus the Three and Six Months Ended December 31, 2007.

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, sportscards, autographs and stamps, and high-value assets consisting of diamonds and colored gemstones.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy and are not considered to be an integral part of our on-going revenue generating activities.

The following tables breakout the total net revenues for the three and six months ended December 31, 2008 and 2007 between grading and authentication services revenues, and other related services revenues:

	Three Months Ended December 31,
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Product sales revenues	$102	1.2%	$811	8.3%	$(709)	(87.4)%
Grading and authentication service fees	6,753	82.3%	7,534	76.9%	(781)	(10.4)%
Other related services	1,350	16.5%	1,447	14.8%	(97)	(6.7)%
Total services	8,103	98.8%	8,981	91.7%	(878)	(9.8)%
Total net revenues	$8,205	100.0%	$9,792	100.0%	$(1,587)	(16.2)%

	Six Months Ended December 31,
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Product sales revenues	$103	0.6%	$892	4.4%	$(789)	(88.5)%
Grading and authentication service fees	14,527	82.1%	16,348	80.0%	(1,821)	(11.1)%
Other related services	3,053	17.3%	3,196	15.6%	(143)	(4.5)%
Total services	17,580	99.4%	19,544	95.6%	(1,964)	(10.0)%
Total net revenues	$17,683	100.0%	$20,436	100.0%	$(2,753)	(13.5)%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008		2007		2008 vs. 2007
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(in thousands)
Product revenues (1)	$102	1.2%	$811	8.3%	$(709)	(87.4)%	N/A	N/A
Coins	4,268	52.0%	4,720	48.2%	(452)	(9.6)%	(1,300)	(0.4)%
Sportscards	2,007	24.5%	2,192	22.4%	(185)	(8.4)%	(20,700)	(6.6)%
Other (2)	1,828	22.3%	2,069	21.1%	(241)	(11.6)%	(9,200)	(12.3)%
Net Revenues	$8,205	100.0%	$9,792	100.0%	$(1,587)	(16.2)%	(31,200)	(4.6)%

	Six Months Ended December 31,
	2008		2007		2008 vs. 2007
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(in thousands)
Product revenues (1)	$103	0.6%	$892	4.4%	$(789)	(88.5)%	N/A	N/A
Coins	9,262	52.4%	10,677	52.3%	(1,415)	(13.3)%	(40,300)	(6.1)%
Sportscards	4,196	23.7%	4,484	21.9%	(288)	(6.4)%	(57,600)	(8.8)%
Other (2)	4,122	23.3%	4,383	21.4%	(261)	(5.9)%	(22,200)	(15.0)%
Net Revenues	$17,683	100.0%	$20,436	100.0%	$(2,753)	(13.5)%	(120,100)	(8.2)%

(1)	Consists of coins that we purchase under our warranty policy and are not considered to be an integral part of our on-going revenue generating activities.

(2)	Consists of autographs, stamps, diamonds and colored gemstones, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

For the three and six months ended December 31, 2008, our net revenues decreased by $1,587,000, or 16.2%, and by $2,753,000, or 13.5%, respectively, compared to the corresponding periods of the prior fiscal year.  The decrease in net revenues in the three months ended December 31, 2008 was attributable to decreases of (i) $781,000, or 10.4%, in grading and authentication service fees, (ii) $97,000, or 6.7%, in other service related revenues, and (iii) $709,000 in revenues from product sales of collectible coins.  The net revenue decease in the six months ended December 31, 2008 was attributable to decreases of (i) $1,821,000, or 11.1%, in authentication and grading service fees, (ii) $143,000, or 4.5%, in other service related revenues, and (iii) $789,000 in revenues from product sales of collectible coins, made primarily in last year’s second quarter.  As discussed above, the revenues from product sales are not considered to be an integral part of the Company’s revenue generating activities.  Therefore, excluding such product revenues, total service revenues decreased by 9.8% and 10.0% in the three and six months ended December 31, 2008, respectively, compared to the same respective periods of the prior fiscal year.

Overall, the worsening economic recession and credit crisis that prevailed in the United States and the resulting decline in confidence among collectibles and jewelry dealers and their customers in the first half of the year led to decreases in the demand for our services, such that the decrease in grading and authentication fees in the three and six months ended December 31, 2008, of $781,000 and $1,821,000 respectively, comprised decreases in all our grading and authentication markets.

Our coin grading and authentication business experienced decreased grading and authentication fees of $343,000 or 8.1% and $1,198,000 or 12.3% in the three and six months ended December 31, 2008, respectively attributable to decreases in (i) coin trade show grading revenues, which we believe was due to the continued high price and a high level of volatility in the price of gold in the three and six month periods, and (ii) modern coin grading revenues, due primarily to lower activity combined with a lower average service fees earned, due to the mix of coins graded in the quarter.  Those decreases were partially offset by increases in our vintage coin grading submissions.

Our sportscards grading and authentication business showed declines of $150,000 or 8.2% and $241,000 or 6.3% in the three and six months ended December 31, 2008 due to decreases in the number of units graded.  Our jewelry businesses experienced a 27% reduction in grading and authentication fees in the current second quarter, related to lower demand and lower average service fees earned on diamond grading, such that jewelry fees  declined 10% for the first half of the year.   Our other grading and authentication businesses (comprising stamps and autographs), experienced fee reductions of about 16% in both the second quarter and six month periods.

The decrease in revenues from other related services of $97,000 or 6.7% and $143,000 or 4.5% in the three and six months periods, was primarily attributable to lower collector club revenues in the current quarter as a result of lower club subscription renewals and a decline in advertising revenues in the six months ended December 31, 2008 resulting from the Company’s decision to discontinue the publication of the Rare Coin Marketing Report, the revenues from which no longer justified the expenses of publishing that Report.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security, depreciation, amortization and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold and any inventory related reserves, considered necessary.  In addition, costs of revenues include stock-based compensation attributable to employees whose compensation is classified as part of the costs of authentication and grading revenues.

Set forth below is information regarding our gross profits in the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-products	$(193,000)	(189.2)%	$23,000	2.8%	$(203,000)	(197.1)%	$85,000	9.5%
Gross profit-services	3,602,000	44.5%	3,130,000	34.9%	8,148,000	46.3%	8,688,000	44.5%
Gross profit-totals	$3,409,000	41.5%	$3,153,000	32.2%	$7,945,000	44.9%	$8,773,000	42.9%

As indicated in the above table, our total gross profit margin increased from 32.2% and 42.9% in the three months and six months ended December 31, 2007, respectively, to 41.5% and 44.9% in the three and six months ended December 31, 2008, respectively.  Excluding the gross profit on product revenues for all periods, which are not an integral part of our core revenues generating activities, and increased warranty costs of $822,000 recognized in the second quarter of fiscal 2008 as a result of certain significant unexpected claims that arose, the gross profit margin for grading and authentication and other related services were 44.5% and 46.3% for the three and six months ended December 31, 2008, respectively, compared with 44.0% and 48.7% for the three and six months ended December 31, 2007, respectively.  The gross profit margins for the three and six months ended December 31, 2008 reflect cost reductions implemented in certain of our businesses, primarily coins, in anticipation of reduced revenues in the period, offset by a lower gross margin earned, primarily in our sportscards and jewelry businesses, due to the lower revenues earned as a result of the severe economic conditions that prevailed in the second fiscal quarter of fiscal 2009.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and third-party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2008 and 2007.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Selling and marketing expenses	$1,298,000	$1,780,000	$2,953,000	$3,708,000
Percent of net revenue	15.8%	18.2%	16.7%	18.1%

The decrease of $482,000 and $755,000 in selling and marketing expenses in the three and six months ended December 31, 2008, compared to the three and six months ended December 31, 2007, was primarily attributable to the transition in our jewelry grading businesses from branding and awareness marketing programs to a more unit-driven marketing approach in the three and six months ended December 31, 2008.  There were also reductions in sales and marketing cost in our other businesses in the second quarter of fiscal 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
General and administrative expenses	$3,775,000	$3,717,000	$7,657,000	$7,645,000
Percent of net revenue	46.0%	37.9%	43.3%	37.4%

G&A remained relatively unchanged for both the three and six months ended December 31, 2008, compared to the same periods of the prior year.  The Company has implemented a number of cost reduction initiatives to reduce G&A expenses, including staff reductions.  However, the positive effects of these cost reductions on general and administrative expenses were substantially offset by higher professional fees incurred in connection with certain litigation matters, including the Miller lawsuit, and an increase in rent expense as a result of the expansion of our colored gemstone laboratory.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets that were acquired through acquisitions and amortization of software development costs.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Amortization and intangibles	$334,000	$274,000	$630,000	$533,000
Percent of net revenue	4.0%	2.8%	3.5%	2.6%

The increases in the amortization expense in the three and six months ended December 31, 2008, compared to the same periods of the prior year, was primarily related to the amortization of capitalized software costs incurred in prior fiscal quarters, amortization of which commences as software development projects are completed.  That increase was partially offset by a reduction in amortization of intangible assets of our acquired jewelry businesses, resulting from an impairment in the carrying values of certain of those intangible assets that were recognized in the fourth quarter of fiscal 2008.

Impairment Losses
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Impairment losses	$7,695,000	$-	$7,695,000	$1
Percent of net revenue	93.8%	-	43.5%	-

The impairment losses in the three and six months ended December 31, 2008, are due to the impairment of our jewelry businesses.   The impairments were the result of continued losses and the continued uncertainty of the timing and magnitude of future revenues and related cash flows that are used in the determination of fair value. Under circumstances in which the fair values of long-lived assets and goodwill are not recoverable on the basis of future cash flows, or other more applicable fair value methods, we record impairment losses such that the carrying values of these assets reflect their current estimate of fair values.  Impairment losses for these businesses had already been recorded in the fourth quarter of fiscal 2008 (see further discussion under Critical Accounting Policies and Estimates: Long-Lived Assets Other Than Goodwill and Goodwill).

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) the Company recognized the following stock-based compensation expenses in the periods presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2008	2007	2008	2007
Cost of revenues	$86,000	$55,000	$158,000	$110,000
Selling and marketing expenses	-	-	-	(7,000)
General and administrative expenses	178,000	205,000	374,000	397,000
	$264,000	$260,000	$532,000	$500,000

Stock-based compensation expense is recorded over the vesting periods, or the service periods, of stock-based compensation awards.  Stock-based compensation expense in the three months ended December 31, 2008 reflects a lower forfeiture rate on stock awards recognized in the fourth quarter of fiscal 2008 and the granting of new restricted stock awards.

The total amount of compensation cost related to non-vested awards not yet recognized at December 31, 2008 was $799,000, which is expected to be recognized as compensation expense through fiscal 2012, as set forth in the following table, assuming the employees to whom those awards were granted continue to be employed by us.   However, such amounts do not include any additional stock awards that may be granted in the future or any changes that may occur in the applicable forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	$311,000
2010	347,000
2011	125,000
2012	16,000
$799,000

Interest Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest Income, net	$75,000	$296,000	$199,000	$740,000

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly-liquid money-market funds.  Interest income, net was $75,000 and $199,000, respectively, in the three and six months ended December 31, 2008, compared with $296,000 and $740,000, respectively, in the three and six months ended December 31, 2007.  These decreases in interest income were primarily attributable to (i) a shift, during the three and six months ended December 31, 2008, of our cash and cash equivalent balances into money-market investments that include only government guaranteed securities which resulted in a lower yield on such investments; (ii) a decrease in our average cash balances in the three and six months ended December 31, 2008, compared to the three and six months ended December 31, 2007, due to our use of a portion of our available cash to fund payments of quarterly dividends, repurchases of common stock under our stock buyback program and capital expenditures, including capitalized software costs; and (iii) lower prevailing interest rates due as a result of actions taken by the Federal Reserve Board.

Income Tax (Benefit) Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Provision (benefit) for income tax	$1,210,000	$(925,000)	$1,210,000	$(945,000)

No income tax benefit has been recognized for the three and six months ended December 31, 2008 due to the Company establishing a valuation allowance against the related deferred tax asset because of uncertainty of realization.  As of June 30, 2008 and December 31, 2008, the Company has established a valuation allowance against certain deferred tax assets due to the length of time and the extent of taxable income required to fully realize those deferred tax assets.  See further discussion under Critical Accounting Policies and Estimates: Income Tax and Deferred Tax Assets.  The effective tax rate was a provision of 11% and a benefit of 40% in the six months ended December 31, 2008 and 2007, respectively.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Loss from discontinued operations, net of income taxes	$(95,000)	$(48,000)	$(229,000)	$(127,000)

The results of our discontinued operations (net of taxes) were attributable to (i) the Company’s currency division, which the Company decided to dispose of and discontinue in the second quarter of fiscal 2009; and (ii) to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of approximately $19,607,000, as compared to cash and cash equivalents of $23,345,000 at June 30, 2008.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations.

During the six months ended December 31, 2008, our operating activities from continuing operations used net cash of $1,728,000, reflecting the net loss for the period as adjusted for non-cash expenses, and changes in the level of our current assets and current liabilities, due to the timing of activities in the period.

Net cash generated by investing activities totaled $636,000 during the six months ended December 31, 2008 and consisted primarily of $2,261,000 of net cash generated by CFC notes receivable collections, substantially offset by capital expenditures of $1,385,000 and capitalized software costs of $286,000.

In the six months ended December 31, 2008, financing activities used net cash of $2,413,000, related to the payment of cash dividends of $2,091,000 to stockholders and the repurchase of $484,000 of common stock from the Company’s CEO, partially offset by proceeds from the sale of common stock to two directors of $161,000.

Outstanding Financial Obligations

In December 2008, the Company renegotiated and extended through March 2019, its operating lease for its corporate headquarters in Santa Ana, CA.  The amended lease will be effective February 2009.  As part of such renegotiation, the Company will occupy less space and will receive a contribution of up to $200,000 toward tenant improvements.  In addition, the base rental rate per square foot was reduced in the earlier years of the extended period.  In accordance with GAAP, the Company will recognize the rent cost on a straight line basis over the rental period.

We had the following financial obligations under operating leases, net of sublease income, at December 31, 2008:

Fiscal Year	Amount
2009 (remaining 6 months)	$1,081,000
2010	1,861,000
2011	1,893,000
2012	1,948,000
2013	1,972,000
Thereafter	10,149,000
$18,904,000

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  The Company’s dividend policy, through September 26, 2008, called for the payment of quarterly cash dividends of $0.25 per common share and, in accordance with that policy, dividends in an aggregate amount of $2,091,000 were paid to stockholders in the six months ended December 31, 2008.

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

Stock Buyback Program.  At December 31, 2008, the Company continued to have approximately $3.7 million remaining under its buyback program.  In the three months ended December 31, 2008, the Company repurchased approximately 120,000 shares under this program due to an involuntary sale of shares by its Chief Executive Officer, at a cost of approximately $484,000.  At the same time two directors purchased an aggregate of 40,000 shares for an aggregate amount of $161,000.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) expand our existing and implement new marketing programs, (ii) introduce new services for our customers, (iii) acquire or start-up other high-value collectibles or high-value asset authentication and grading businesses; and (iv) fund working capital requirements, and for other general corporate purposes.  Although we have no current plans to do so, we also may seek borrowings, and we may issue additional shares of our stock, to finance acquisitions of additional authentication or grading businesses.  However, due to the economic recession and the credit crisis in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to the Company, if at all.

Although at December 31, 2008 the Company had more than adequate cash resources to fund its operations for the foreseeable future, we are continually reviewing all our operations with the aim of achieving profitability in the fourth quarter of fiscal 2009.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties to which our business operations are subject that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at the present time.  Those risks and uncertainties include, but are not limited to:

•
a worsening of the current banking and credit crisis in the United States, or changes in conditions in the collectibles or high-value assets markets in which we operate, including a possible decline in the popularity of some high-value collectibles or assets, any of which could reduce the volume of authentication and grading submissions to us and, therefore, the grading fees we generate;

•
a lack of diversity in our sources of revenues and, more particularly, our dependence on collectible coin authentication and grading for a significant percentage of our total revenues, which makes us more vulnerable to adverse changes in economic conditions affecting the collectible coin market, including volatility in the prices of gold and other precious metals or recessionary or other conditions that could lead to reduced coin and other collectibles submissions or trade show activities that would, in turn, result in reductions in our revenues and income;

•
our dependence on certain key executives and collectibles experts, the loss of the services of any of which could adversely affect our ability to obtain authentication and grading submissions and, therefore, could harm our operating results;

•
the fact that for the fiscal year ended June 30, 2008 and the three months ended December 31, 2008, our six largest coin authentication and grading customers accounted, in the aggregate, for approximately 10% and 13% of our net revenues, respectively, which means that the loss of one or more of those customers, or a significant reduction in their grading submissions to us, could result in a decline in our revenues and adversely affecting our results of operations;

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

•
the risk that warranty claims will increase to a higher level than in the past such that we will have to recognize additional warranty accruals as a result of these claims and increase our ongoing warranty accrual rate to cover potential higher claims in the future;

•
the risk that newer collectibles service offerings and business initiatives, such as autograph, and stamp, and diamond and colored gemstone grading services, will not gain market acceptance or will otherwise be unsuccessful and will, as a result, increase our operating expenses and reduce our overall profitability or cause us to incur losses that could require us to write down the carrying value of their assets or possibly cause us to decide to discontinue one or more of those businesses, in which case we could incur expenses and losses on any disposition or winding down of those businesses.

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations; that new businesses may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses; that we will not achieve adequate returns on the investments we may make in acquiring other or establishing any new businesses, which could increase our expenses and , therefore, reduce profitability or cause us to incur losses;

•	the risks that we will encounter problems with or failures of our computer systems that would interrupt our services or result in loss of data that we need for our business; and

•	the potential of increased government regulation of our businesses that could cause operating costs to increase.

Certain of these risks and uncertainties, as well as other risks, are more fully described above in this Section of this Report (entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”), and in Item 1A of Part 1, entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008, as filed with the SEC under the Securities Exchange Act of 1934 and investors are urged to read that section of that Annual Report.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At December 31, 2008, we had approximately $19,607,000 in cash and cash equivalents, primarily invested in low-yield money-market funds that invest in government-generated securities.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, such as this Quarterly Report on Form 10−Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In October 2008, the Company purchased approximately 120,000 shares of its common stock from its CEO for $484,000, pursuant to its previously announced stock buyback program. The Company sold, in a private transaction, 40,000 of those shares to two directors at the same price per share.

ITEM 3.	SUBMISSION ON MATTERS TO A VOTE OF THE SECURITY HOLDERS

  Our Annual Meeting of Stockholders was held on December 2, 2008.  The matters voted on by stockholders at that Meeting were (i) the election of eight directors to serve for a term of one year and until their successors are elected, and (ii) approval of an amendment of the Company’s Certificate of Incorporation to reduce the authorized number of shares of the Company’s common and preferred stock.

      Election of Directors The eight candidates named below, all of whom were nominated by the Company’s Board of Directors, were the only candidates nominated for election at the Meeting.  Under the Company’s Bylaws, however, to be elected to the Board, a candidate must receive a majority of the votes cast in the election of directors.  All of those eight candidates received a majority of the votes cast and, accordingly, were elected to serve on the Company’s Board of Directors for a term that will end at the next Annual Meeting of Stockholders and until their respective successors are elected.

  Set forth in the following table are the number of votes cast for the election of and the number of votes withheld from each of those eight candidates.  As the election was uncontested, there were no broker non-votes.

Nominees	Votes For	Percent of Shares Votes	Withheld	Percent of Shares Votes
A. Clinton Allen	4,958,420	68.4%	2,294,266	31.6%
Deborah A. Farrington	5,019,827	69.2%	2,232,859	30.8%
David G. Hall	5,941,395	81.9%	1,311,291	18.1%
Michael R. Haynes	5,177,929	71.4%	2,074,757	28.6%
Michael J. McConnell	6,362,009	87.7%	890,677	12.3%
A. J. “Bert” Moyer	4,931,384	68.0%	2,321,302	32.0%
Van D. Simmons	5,177,934	71.4%	2,074,752	28.6%
Bruce A. Stevens	5,177,829	71.4%	2,074,857	28.6%

Approval of Amendment of the Company’s Certificate of Incorporation.  The Board of Directors approved and recommended that the stockholders vote at the Annual Meeting to adopt an amendment to the Company’s Certificate of Incorporation to reduce (i) the authorized number of shares of the Company’s common stock from 45 million to 20 million shares and (ii) the authorized number of the Company’s preferred shares from 5 million to 3 million shares, in order to reduce the Company’s Delaware corporate taxes by approximately $50,000 per year.  Adoption of this amendment by stockholders required the affirmative vote of the holders of a majority of the outstanding shares. The amendment was adopted by the following vote of the Company’s stockholders:

	Number of Shares	Percent of Shares Voted
Voted For	5,177,736	62.5%
Voted Against	7,969	0.1%
Abstaining	1,910	-

There were 2,065,071 broker non-votes with respect to this proposal.

ITEM 6.	EXHIBITS

(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 9, 2009	/s/ MICHAEL R. HAYNES
Michael R. Haynes
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 9, 2009	/s/ JOSEPH J. WALLACE
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