Form 10-Q
period 2009-03-31
COLLECTORS UNIVERSE INC
filed 2009-05-11
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
YES  ☐   NO  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 28, 2009
Common Stock $.001 Par Value	9,158,343

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

i

PART 1 – FINANCIAL INFORMATION
ITEM 1.                                                                FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,771	$23,345
Accounts receivable, net of allowance of $24 at March 31, 2009 and $29 at June 30, 2008	1,325	1,214
Refundable income taxes	142	575
Inventories, net	533	961
Prepaid expenses and other current assets	1,054	803
Customer notes receivable, net of allowance of $31 at March 31, 2009 and at June 30, 2008	3,015	2,062
Net deferred income tax asset	63	486
Customer notes receivables held for sale	-	3,579
Receivables from sale of net assets of discontinued operations	142	92
Current assets from discontinued operations held for sale	800	448
Total current assets	27,845	33,565

Property and equipment, net	1,224	1,628
Goodwill	2,626	2,626
Intangible assets, net	3,676	5,732
Net deferred income tax assets	-	909
Customer note receivable, net of current portion	175	-
Note receivable from sale of discontinued operations	323	138
Other assets	65	126
Non-current assets of discontinued operations held for sale	152	7,294
	$36,086	$52,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,147	$1,349
Accrued liabilities	1,431	1,546
Accrued compensation and benefits	1,297	1,269
Income taxes payable	347	368
Deferred revenue	2,195	2,002
Current liabilities of discontinued operations held for sale	1,923	1,034
Total current liabilities	8,340	7,568
Deferred rent	193	195
Net deferred income tax liability	305	-
Long-term liabilities of discontinued operations held for sale	2,632	425
Commitments and contingencies
Preferred stock, $.001 par value; 3,000 shares authorized at March 31, 2009; 5,000 at June 30, 2008; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized at March 31, 2009 and 45,000 at June 30, 2008; outstanding 9,158 at March 31, 2009 and 8,361 at June 30, 2008	9	8
Additional paid-in capital	75,881	75,996
Accumulated deficit	(51,274)	(32,174)
Total stockholders' equity	24,616	43,830
	$36,086	$52,018

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Revenues:
Grading, authentication and related services	$9,119	$10,326	$25,875	$28,958
Product sales	196	21	299	913
	9,315	10,347	26,174	29,871
Cost of Revenues:
Grading, authentication and related services	3,910	4,908	11,770	14,218
Product sales	200	20	506	827
	4,110	4,928	12,276	15,045
Gross profit	5,205	5,419	13,898	14,826
Operating expenses:
Selling and marketing expenses	1,058	1,514	3,304	3,980
General and administrative expenses	3,086	3,287	9,552	9,900
Impairment loss	-	-	1,516	-
Amortization of intangible assets	253	202	717	543
Total operating expenses	4,397	5,003	15,089	14,423
Operating income (loss)	808	416	(1,191)	403
Interest income, net	53	238	252	978
Other income	2	1	14	4
Income (loss) before income taxes	863	655	(925)	1,385
Provision for income taxes	109	384	1,319	662
Income (loss) from continuing operations	754	271	(2,244)	723
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(5,542)	(1,237)	(14,765)	(3,242)
Net loss	$(4,788)	$(966)	$(17,009)	$(2,519)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.08	$0.03	$(0.25)	$0.08
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.61)	(0.13)	(1.62)	(0.35)
Net loss	$(0.53)	$(0.10)	$(1.87)	$(0.27)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.08	$0.03	$(0.25)	$0.08
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.61)	(0.13)	(1.62)	(0.35)
Net loss	$(0.53)	$(0.10)	$(1.87)	$(0.27)

Weighted average shares outstanding:
Basic	9,083	9,317	9,103	9,322
Diluted	9,110	9,406	9,103	9,468
Dividends declared per common share	$-	$0.25	$0.25	$0.75

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(17,009)	$(2,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,136	999
Interest on note receivable	(1)	(7)
Impairment loss	1,516	-
Stock-based compensation expense	632	802
Gain on sale of note receivable	(9)	-
Provision (recovery) for bad debts and credits	(1)	4
Provision for inventory write down	172	10
Discontinued operations	14,765	3,242
Deferred income taxes	1,205	(1,434)
Changes in operating assets and liabilities:
Accounts receivable	(110)	(405)
Inventories	255	(665)
Prepaid expenses and other current assets	(205)	(126)
Refundable income taxes	434	120
Income taxes payable	(21)	2
Other assets	51	13
Accounts payable	(202)	(220)
Accrued liabilities	(90)	(49)
Deferred rent and other long-term liabilities	(3)	(72)
Accrued compensation and benefits	28	(604)
Deferred revenue	193	283
Net cash provided by (used in) operating activities	2,736	(626)
Net cash used in operating activities of discontinued businesses	(5,523)	(3,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50)	(809)
Proceeds from sale of property and equipment	-	63
Advances on customer notes receivable	(2,446)	(5,343)
Proceeds from collection of customer notes receivable	4,882	3,896
Capitalized software	(249)	(943)
Cash received on sales of discontinued businesses	489	69
Net cash provided by (used in) investing activities	2,626	(3,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	242
Proceeds from sale of common stock	161	-
Repurchase of common stock	(484)	(1,329)
Dividends paid to common stockholders	(2,091)	(6,404)
Net cash used in financing activities	(2,413)	(7,491)

Net decrease in cash and cash equivalents	(2,574)	(14,219)
Cash and cash equivalents at beginning of period	23,345	42,386
Cash and cash equivalents at end of period	$20,771	$28,167
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	10	$15
Income taxes paid (refund)	(331)	$18
See accompanying notes to condensed consolidated financial statements.

 COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company” “we”, “us”, “our”).  At March 31, 2009, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”), Expos Unlimited, Inc. (“Expos”), and American Gemological Laboratories, Inc. (“AGL”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.  On March 27, we sold certain assets including the trade name of Gem Certification and Assurance Lab, Inc. (“GCAL”), which was 100% owned by us (see note 7).

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.  Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  At March 31, 2009, we classified our paper currency, diamond and colored gemstone grading businesses as discontinued operations held for sale, and, accordingly, all periods presented in the Condensed Consolidated Financial Statements have been restated to reflect the results of operations, loss per share, cash flows and financial position of these businesses as discontinued operations (see notes 7 and 10). During the second fiscal quarter of 2009, we distributed a 10% stock dividend to our common stockholders, and, as such, we restated the number of shares outstanding and the loss per share for continuing and discontinued operations to give retroactive effect of the stock dividend for those shares shown in the Consolidated Statements of Operations prior to the stock dividend date of November 3, 2008.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, trading cards, autographs, and stamps.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates, and such differences could be material to the Condensed Consolidated Financial Statements.  Examples of such estimates that could be material to the Condensed Consolidated Financial Statements include capitalized software, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill and other long-lived assets impairments, warranty reserves, accrual for remaining lease obligations of discontinued operations and income tax provisions.  Each of these estimates, and the material impairment adjustments we made to our goodwill and certain long-lived assets of our jewelry reporting units as of June 30, 2008 is discussed in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 included herein in this Interim Report on Form 10-Q for the three and nine months ended March 31, 2009, respectively.

Goodwill and Other Long-Lived Assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to evaluate the carrying value of its goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. Under SFAS No. 144, Accounting For the Impairment and Disposal of Long-Lived Assets, we are required to evaluate the carrying values of all other tangible and intangible assets for impairment as circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. During the three and six months ended December 31, 2008, we recorded an impairment loss of approximately $1,516,000 in connection with our Gemprint business on the basis that the Gemprint technology and patents, trade name, capitalized software and property and equipment were fully impaired.  The $1,516,000 was recorded as impairment loss as part of the loss from continuing operations on the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2009, since the Gemprint technology and related operations will be retained by the Company, while the diamond grading operations of GCAL have been sold. The amounts that were impaired by asset class were approximately $1,307,000 for the Gemprint technology and patents, $131,000 for trade name, $65,000 for software applications previously accounted for under SOP 98-1 (see Capitalized Software section in this note), $11,000 for a patent application and $2,000 in property and equipment.  See also note 7 for information on impairments of goodwill and other long-term assets associated with our discontinued operations during the three and nine months ended March 31, 2009.

Stock-Based Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period.  The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31, (in thousands)		Nine Months Ended March 31, (in thousands)
Included in:	2009	2008	2009	2008
Cost of revenues	$78	$91	$230	$195
Selling and marketing expenses	-	-	-	(7)
General and administrative expenses(1)	29	217	402	614
Pre-tax stock-based compensation expense	$107	$308	$632	$802

(1)
Includes $15,000 and $199,000 in the three and nine months ended March 31, 2009, respectively, and $88,000 and $255,000 in the three and nine months ended March 31, 2008, respectively, for amortization of compensation expense related to issuances of restricted stock.

For the nine months ended March 31, 2009 and 2008, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 5% and 9%, respectively.

No options were granted during the three and nine months ended March 31, 2009.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of March 31, 2009 and stock option activity during the nine months ended March 31, 2009, as adjusted to give retroactive effect to the 10% stock dividend that was declared on September 26, 2008 and distributed on November 3, 2008 to all stockholders of record as of October 21, 2008.  The closing per share prices of our common stock as of June 30, 2008 and March 31, 2009 were $8.11 and $3.89, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:
Outstanding at June 30, 2008	927,200	$12.54	5.5 yrs.	$314,000
Granted	-	-
Exercised	(100)	2.80
Expired	(14,000)	9.49
Forfeited or cancelled	(246,500)	13.47
Outstanding at March 31, 2009	666,600	$12.25	4.4 yrs.	$49,600
Exercisable at March 31, 2009	554,500	$12.20	4.1 yrs.	$49,600
Unvested at March 31, 2009	112,100	$12.51	5.9 yrs.	$-
Expect to vest at March 31, 2009	107,900	$12.51	5.9 yrs.	$-

The aggregate intrinsic values of the options exercised during the nine months ended March 31, 2009 and 2008 were $465 and $649,000, respectively.

The 107,900 options that were expected to vest at March 31, 2009 are based on the current forfeiture rate of 5% and the remaining vesting terms of the 112,100 unvested options at March 31, 2009.

During the nine months ended March 31, 2009, approximately 52,300 options were vested with an aggregate fair value of approximately $394,000.  During the nine months ended March 31, 2008, approximately 53,900 options were vested with an aggregate fair value of $401,000.

The following table presents information regarding the numbers of non-vested restricted shares that were granted or became vested during the nine months ended March 31, 2009 and their weighted average grant-date fair values.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2008	50,359	$12.60
Granted	77,778	2.70
Vested	(36,419)	7.94
Forfeited or Cancelled	(28,847)	11.72
Non-vested at March 31, 2009	62,871	$3.46

The following table sets forth total unrecognized compensation cost in the amount of $288,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012.  That amount and time periods do not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	$100,000
2010	149,000
2011	29,000
2012	10,000
$288,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At March 31, 2009, we had cash and cash equivalents, totaling approximately $20,771,000, of which approximately $19,312,000 were invested in U.S. government-secured money market funds.  At March 31, 2009, the Company had approximately $1,459,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At March 31, 2009, one customer accounted for approximately 12% of the total net accounts receivable balances of $1,325,000; whereas, at June 30, 2008, three customers accounted for approximately 36% of total net accounts receivable balances of $1,214,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, the Company establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $24,000 at March 31, 2009 and $29,000 at June 30, 2008.

Customer Notes Receivables.  At March 31, 2009, the outstanding principal amount of customer notes receivable, which evidenced advances made to customers, totaled $3,190,000, net of a $31,000 allowance for uncollectible amounts, of which $175,000 was classified as non-current customer notes receivable and $3,015,000 was classified as current customer notes receivable.  At March 31, 2009, the unpaid principal balance of one of those notes receivable was greater than 10% of the aggregate of the unpaid principal balances of all of the notes receivable that were outstanding at March 31, 2009 and represented 92% of the total principal amounts outstanding.  At June 30, 2008, three customers’ loan balances, each greater than 10% of the total notes receivable balances, represented 49% of the total principal balances outstanding.

During the nine months ended March 31, 2009, the Company sold, without recourse, $3,554,000 of the aggregate principal amount of $3,579,000 classified as loans held for sale at June 30, 2008 for an amount that was about 0.7% over the aggregate principal amount of the loans. The proceeds from the sales are included in the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 as part of proceeds from collection of customer notes receivable. As of March 31, 2009, approximately $25,000 of the $3,579,000 held for sale at June 30, 2008 was no longer held for sale.

Sources of Revenues.  The authentication, grading and sales of collectible coins accounted for approximately 61% and 58% of our net revenues for the three and nine months ended March 31, 2009.  For the three and nine months ended March 31, 2008, collectible coin revenues accounted for approximately 59% and 59% of our net revenues, respectively.

Capitalized Software

    Through March 31, 2009, the Company had capitalized, in connection with continuing operations, an aggregate of approximately $1,605,000 of software development costs, net of accumulated amortization and impairment loss of approximately $992,000 and $65,000, respectively, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Website Development Costs. In the three and nine months ended March 31, 2009, $0 and $249,000 of such costs were capitalized, and approximately $213,000 and $504,000 were recognized as amortization expense, respectively.  During the three and nine months ended March 31, 2008, approximately $328,000 and $943,000 of such costs were capitalized, and $95,000 and $230,000 were recorded as amortization expense, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software project are recognized as expense in the period in which they are incurred.  The Company evaluates the carrying values of capitalized software to determine if those values are impaired, and, if necessary, an impairment loss is recorded in the period in which an impairment occurs.

Warranty Costs

    We offer a limited warranty covering the coins, trading cards, stamps and currency that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include in our inventory the re-graded estimated value of the item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

    On September 26, 2008, the Board of Directors determined that, due to market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be to suspend the payment of cash dividends in order to preserve the Company's cash resources.  At the same time, the Board of Directors declared a 10% stock dividend on the Company's outstanding shares distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.  The 10% stock dividend was recorded in the accompanying Condensed Consolidated Balance Sheet as of the declaration date of September 26, 2008 and all shares outstanding, stock option grants outstanding and the weighted average number of shares used in the computation of the income or loss per share for the three and nine months ended March 31, 2009 and 2008 were retroactively adjusted for the stock dividend as of the record date of October 20, 2008.

Stock Buyback Program

    On October 8, 2008, the Company acquired from its CEO approximately 120,000 shares of the Company’s common stock, and the Company paid approximately $484,000 in cash for these shares, or approximately $4.03 per share.  The selling price of $4.03 was determined based on a 10% discount from the volume weighted average price of the Company’s common stock on October 8, 2008 of $4.48.  On October 9, 2008, two directors purchased an aggregate of 40,000 shares from the Company for a selling price of $4.03, or approximately $161,000.

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

Recent Accounting Pronouncements

    In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its fiscal year ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

    In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its fiscal year ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

    In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures, if any, in its interim period reporting following June 30, 2009.

    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement on July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

    In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP will be adopted effective July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

    In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors.  In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Consolidated Financial Statements.

 2.          CASH AND CASH EQUIVALENTS

    At March 31, 2009 and June 30, 2008, cash and cash equivalents consisted of approximately $20,771,000 and $23,345,000, respectively, which was invested primarily in money-market funds, which comprised of investments in government-guaranteed securities.

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

    As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis.  The fair value of operating lease obligations of $3,740,000 is in connection with the exiting of our jewelry grading businesses during the third quarter of fiscal year 2009 (see note 7) and was recognized initially in our Condensed Consolidated Balance Sheets at March 31, 2009. The fair value of these financial assets and liabilities were determined using the following inputs at March 31, 2009:

	(in thousands)
	Total As of March 31, 2009	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$20,771	$20,771	$-	$-
Liabilities:
Operating lease obligations	$3,740	$-	$-	$3,740

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

4.	INVENTORIES

Inventories consist of the following:
	(in thousands)
	March 31,	June 30,
	2009	2008
Coins	$377	$750
Other collectibles	55	28
Grading raw materials consumable inventory	212	274
	644	1,052
Less inventory reserve	(111)	(91)
Inventories, net	$533	$961

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(in thousands)
	March 31,	June 30,
	2009	2008
Coins, and stamp grading reference sets	$513	$506
Computer hardware and equipment	1,338	1,579
Computer software	990	990
Equipment	1,769	1,932
Furniture and office equipment	894	886
Leasehold improvements	680	670
Trading card reference library	52	52
	6,236	6,615
Less accumulated depreciation and amortization	(5,012)	(4,987)
Property and equipment, net	$1,224	$1,628

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(in thousands)
	March 31,	June 30,
	2009	2008
Warranty costs	$665	$665
Professional fees	180	132
Other	586	749
	$1,431	$1,546

    The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2009 and 2008:

	(in thousands)
	Nine Months Ended March 31,	Nine Months Ended March 31,
	2009	2008
Warranty reserve, beginning of period	$665	$725
Charged to cost of revenues	403	1,184
Payments	(403)	(1,239)
Warranty reserve, end of period	$665	$670

7.	DISCONTINUED OPERATIONS

    In December 2008 and February 2009, the Company’s Board of Directors authorized the sale of the paper currency grading business and the exiting of the jewelry grading businesses, respectively; therefore, the balance sheet amounts related to these businesses have been classified as assets and liabilities of discontinued operations held for sale in the Condensed Consolidated Balance Sheets for all periods shown. The jewelry grading businesses consisted of the brand names GCAL, which consisted of the diamond grading business, and AGL, which consisted of the colored gemstone grading business. The patented Gemprint technology, which the Company acquired from Gemprint Corporation in 2005, was not reclassified as part of discontinued operations, and, accordingly, its results of operations continue to be shown as part of continuing operations, along with our collectibles grading and authentication business, our CCE subscription business, our CFC dealer-financing business and our collectibles convention business in the Condensed Consolidated Financial Statements for all periods shown. The results of operations, losses per share, and the cash flows for the discontinued businesses are classified as loss from discontinued operations in the Condensed Consolidated Statements of Operations and segregated from other cash flows in the Condensed Consolidated Statements of Cash Flows.

Jewelry Grading Businesses

    As previously reported in our Annual Report on Form 10-K for fiscal year 2008 and in our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2008, we recorded impairment losses in the Consolidated Statements of Operations during those periods of $11,233,000 and $7,695,000, respectively, in connection with our jewelry businesses, which also comprised our jewelry operating segment (see note 10).  Those impairment losses were the result of management’s assessment that the fair values of goodwill, other intangible assets and property and equipment were determined to be less than the then carrying values of those assets based upon future discounted and undiscounted cash flows and, as a result, the carrying values of the goodwill and intangible assets were fully impaired and were written down to zero.  Additionally, the impairment loss of $7,695,000 recorded during the three and six months ended December 31, 2008 included $1,516,000 of impairment of the Gemprint technology, which has been presented in the nine months ended March 31, 2009 as part of continuing operations as described in note 1. At December 31, 2008, on the basis of an outside appraisal, the carrying value of property and equipment were written down to their fair values of approximately $1,568,000 and were classified as held and used at December 31, 2008.

    During March 2009, the Company ceased operations in GCAL and AGL and announced the Company’s plan to sell the assets of those businesses in an orderly manner. During March, the Company sold the GCAL diamond grading business to GCAL’s current president and former owner and received $370,000 in cash as full payment for certain GCAL tangible and intangible assets including the rights to use the GCAL trade name.  We recognized a loss on the disposal of GCAL and AGL property and equipment of approximately $701,000, and recorded at the lower of cost or market value the remaining unsold property and equipment of approximately $630,000 as part of current assets of discontinued operations held for sale at March 31, 2009.

    At March 31, 2009, in accordance with SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) the Company recognized the aggregate cost of the remaining lease obligations of approximately $3,740,000 for the two leased laboratory facilities for GCAL and AGL that we continue to rent through December 31, 2015 and 2017, respectively.  Of that liability of $3,740,000, approximately $3,110,000 was recorded as an expense in the three and nine months ended March 31, 2009 and the balance of $630,000 had previously been accrued as rent expense in accordance with GAAP.  This liability, of which approximately $1,144,000 is estimated to be payable monthly during the next 12 months and therefore is classified as part of current liabilities of discontinued operations held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2009, is based on discounted cash flows arising from future cash payments reduced by anticipated sublease payments. During March 2009 in accordance with SFAS No.146, we also accrued an aggregate expense of approximately $339,000 in connection with severances of terminated employees.  In the three months ended March 31, 2009, we recorded aggregate losses of approximately $4,150,000 in connection with the closure of GCAL and AGL.

Currency Grading Business

    As reported on Form 10-Q for the three and six months ended December 31, 2008, we classified our currency grading business as a discontinued operation held for sale. In February 2009, we sold the assets of this business to Lyn Knight Associates for approximately $354,000 in consideration of an initial cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013. The amounts due under the Note are classified as part of notes receivable from sale of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2009.  The present value of the Note at March 31, 2009, net of discount of $59,000 based on an imputed interest rate of 7.25%, was approximately $245,000 and was recorded along with the $50,000 initial cash payment as net proceeds on the sale of this business. The discount of $59,000 was recorded as an interest receivable and was classified as part of other assets on the Condensed Consolidated Balance Sheet at March 31, 2009. A net loss of $31,000 was recognized during the third quarter of fiscal 2009 as a loss on the disposal of the currency grading business.

Collectibles Sales Businesses

    The operating results of the discontinued collectibles businesses that we disposed of in fiscal 2004 and which are included in the accompanying Consolidated Financial Statements are deemed to be immaterial to warrant further disclosure.

    The following table summarizes the losses recognized during the nine months ended March 31, 2009 in connection with these discontinued businesses, of which approximately $4,181,000 of those losses were recorded in the three months ended March 31, 2009.

	(in thousands)
Property and Equipment:	Jewelry	Currency	Total
Cash Proceeds from sale of assets of discontinued businesses	$370	$50	$420
Note receivable issued, net of discount of $59	-	245	245
Total cash received and note receivable issued	370	295	665

Less:
Net book value of property and equipment and all other assets disposed of	(381)	(326)	(707)
Adjustments of net book values of property and equipment to reflect estimated market values at March 31, 2009	(692)	-	(692)
Loss on disposal of property and equipment and all other assets during the nine months ended March 31, 2009	$(703)	$(31)	$(734)

Employee and Operating Lease Termination Costs:
Employee termination costs	(339)	-	(339)
Operating leases termination costs for facilities	(3,110)	-	(3,110)
Loss on disposal of discontinued businesses during the nine months ended March 31, 2009	$(4,152)	$(31)	$(4,183)

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenues	$192	$551	$1,433	$1,836

Loss from operations of discontinued businesses	(1,361)	(1,957)	(4,403)	(5,270)
Impairment losses	-	-	(6,179)	-
Loss on sale of discontinued businesses	(4,181)	-	(4,183)	-
Loss before income tax benefit	(5,542)	(1,957)	(14,765)	(5,270)
Income tax benefit	-	720	-	2,028
Loss from discontinued operations	$(5,542)	$(1,237)	$(14,765)	$(3,242)

    The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008.

	March 31, 2009	June 30, 2008
Current Assets:
Accounts receivable, net	$141	$199
Assets held for sale	630	-
Inventories	-	21
Prepaid expenses	29	228
	$800	$448
Non-Current Assets:
Property and equipment	$-	$2,854
Goodwill	-	1,348
Intangible asset, net	-	2,763
Other assets	152	329
	$152	$7,294

Current Liabilities:
Accounts payable	$169	$522
Other accrued expenses	1,754	430
Deferred revenue	-	82
	$1,923	$1,034

Non-Current Liabilities:
Lease obligations	$2,596	$-
Deferred rent	-	389
Other liabilities	36	36
	$2,632	$425

8.	INCOME TAXES

The effective tax rates were a tax provision of 143% and a 48% tax benefit in the nine months ended March 31, 2009 and 2008, respectively. The tax provision of $1,319,000 for the nine months ended March 31, 2009 is primarily the result of a valuation allowance of $1,204,000 recorded in the second quarter of fiscal 2009 as a result of the Company recognizing in that same quarter impairment losses of $7,695,000 for its jewelry businesses. Although all but $1,516,000 of the impairment loss, which was related to Gemprint, is classified in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2009 as part of loss from discontinued operations, the applicable accounting rules require that tax provisions or benefits that follow the establishment of or adjustments to a valuation allowance against net deferred tax assets be recorded as part of continuing operations. The tax provision of $109,000 recorded in the third quarter of fiscal 2009 is related to certain changes in estimates used to prepare our June 30, 2008 income tax provision that changed when our income tax returns were prepared in the third quarter of fiscal year 2009.

During the three months ended March 31, 2009, approximately $433,000 of the $496,000 in current net deferred tax asset as of December 31, 2008 was written off to additional paid in capital leaving $63,000 in current net deferred tax assets in the Condensed Consolidated Balance Sheet at March 31, 2009. These assets were established for compensation expense recognized for non-employee supplier stock options in 1999, and these options are expected to expire in the three months ended June 30, 2009. It is expected that these options will expire unexercised due to the exercise price of the options relative to the Company’s current share price, and in accordance with SFAS 123R and related interpretations, the $63,000 will be recognized as a reduction to additional-paid-in capital upon expiration. Deferred income tax liabilities of $305,000 are associated with timing differences related to indefinite-lived intangible assets including goodwill that are amortizable for income tax purposes but not for financial reporting purposes under GAAP.

  9           NET INCOME (LOSS) PER SHARE

The number of shares used in the computation of net income (loss) per share gives retroactive effect to a 10% stock dividend that was distributed on November 3, 2008 to stockholders of record as of October 20, 2008.

The aggregate numbers of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted earnings per share, totaled approximately 1,001,000 and 994,000 for the three months ended March 31, 2009 and 2008, respectively.  The aggregate numbers of options, warrants and restricted shares excluded for the nine month periods ended March 31, 2009 and 2008 were 1,117,000 and 816,000, respectively.

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

For our continuing operations, we operate principally in four reportable service segments: coins, trading cards, Gemprint and other high-end collectibles.  Services provided by these segments include authentication, grading, publication advertising, technology that provides for non-invasive identification of diamonds and subscription-based revenues.  The other collectibles segment is comprised of autographs, stamps, the CCE subscription business, our CFC dealer financing business and our collectibles conventions business.  During the third quarter of fiscal 2009, we excluded the paper currency grading business and our jewelry grading businesses as part of continuing operations for all periods presented and classified the operating results of this business as discontinued operations in the Condensed Consolidated Statements of Operations (see note 7).

During the second quarter of fiscal 2009, we recorded impairment losses related to Gemprint in the amount of $1,516,000 (see note 1).  Goodwill in the Condensed Consolidated Balance Sheets at June 30, 2008 and March 31, 2009 of $2,626,000 consists of $515,000 related to the coins operating segment and $2,111,000 related to the other operating segment; namely, Expos, our collectibles convention business, and CCE, our dealer-to-dealer exchange business.

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense and impairment losses as significant other non-cash transactions, and (iv) operating income (loss) for the three and nine months ended March 31, 2009 and 2008. Net identifiable assets are provided by business segment as of March 31, 2009 and June 30, 2008. All of our sales and identifiable assets are located in the United States.

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2009	2008	2009	2008
Coins	$5,686	$6,154	$15,051	$17,720
Trading cards	1,863	2,226	6,059	6,710
Gemprint	-	1	13	3
Other	1,766	1,966	5,051	5,438
Total revenue	$9,315	$10,347	$26,174	$29,871

Amortization and depreciation:
Coins	$77	$62	$229	$182
Trading cards	46	37	140	84
Gemprint	-	73	102	212
Other	179	99	415	267
Total	302	271	886	745
Unallocated amortization and depreciation	79	87	250	254
Consolidated amortization and depreciation	$381	$358	$1,136	$999

Impairment losses:
Coins	$-	$-	$-	$-
Trading cards	-	-	-	-
Gemprint	-	-	1,516	-
Other	-	-	-	-
Total	-	-	1,516	-
Unallocated	-	-	-	-
Consolidated impairment losses	$-	$-	$1,516	$-

Stock-based compensation:
Coins	$57	$63	$153	$131
Trading cards	-	9	-	18
Gemprint	4	-	4	-
Other	21	33	84	78
Total	82	105	241	227
Unallocated stock-based compensation	25	203	391	575
Consolidated stock-based compensation	$107	$308	$632	$802

Operating income (loss) before unallocated expenses:
Coins	$2,018	$1,984	$4,628	$4,925
Trading cards	187	374	790	1,317
Gemprint	(136)	(139)	(2,051)	(406)
Other	171	226	303	753
Total	2,240	2,445	3,670	6,589
Unallocated operating expenses	(1,432)	(2,029)	(4,861)	(6,186)
Consolidated operating income (loss)	$808	$416	$(1,191)	$403

	March 31,	June 30,
Identifiable Assets:	2009	2008
Coins	$2,706	$3,346
Trading cards	907	1,035
Gemprint	8	1,613
Other	8,909	11,055
Total	12,530	17,049
Unallocated assets	22,604	27,521
Discontinued operations	952	7,448
Consolidated assets	$36,086	$52,018

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

Collectors Universe, Inc. (“we”, “us” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, memorabilia and stamps.  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of membership subscriptions; in our Collectors Club which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) the collectibles trade show conventions that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus of or an integral part of our business.

Recent Developments:

Discontinued Operations.  In the three months ended March 31, 2009, our Board of Directors approved a plan to discontinue and dispose of the Company’s diamond and colored gemstone (“jewelry”) authentication and grading businesses, which we closed effective March 2, 2009.  We are in the process of disposing of the assets of those businesses and have established certain accruals, primarily related to real estate lease obligations at March 31, 2009.  We are evaluating our patented Gemprint identification technology (“Gemprint”) for the use in a licensing business.  In addition, in the three months ended December 31, 2008, our Board of Directors approved a plan to dispose of our currency grading and authentication business, which was sold in February 2009.

Accordingly, the assets and liabilities of the jewelry and currency authentication and grading businesses have been classified as held for sale at March 31 2009, and the operations of these businesses have been reclassified as discontinued operations for all periods presented.  Our “Gemprint” business continues to be part of continuing operations.  In addition, we continue to classify as discontinued operations the remaining activities, consisting of the disposition of our remaining collectibles inventories, of our collectibles auctions and sales businesses which we disposed of in fiscal 2004.

For the three and nine months ended March 31, 2009, we recorded losses from discontinued operations, before taxes, of $5.5 million and $14.8 million, respectively, as compared to losses from discontinued operations, before taxes, of $2.0 million, and $5.3 million in the same three and nine month period of 2008.  The increased loss in the three months ended March 31, 2009 was primarily attributable to the cost and losses recognized as a result of the closure of our jewelry authentication and grading businesses effective March 2, 2009.  The loss in the nine months ended March 31, 2009 also includes an impairment loss of $6.2 million in the carrying value of the remaining goodwill and intangible assets recognized in the second quarter of 2009.  However, we expect such losses to decline substantially during fiscal 2010, which will begin on July 1, 2009.  See “Results of Continuing Operations and Discontinued Operations—Three and Nine Months ended March 31, 2009 and 2008—Discontinued Operations”.

Departure of Chief Executive Officer. On March 16, 2009, the Company announced the departure of the Company’s Chief Executive Officer, effective April 1, 2009 and the hiring of Michael McConnell, a director of the Company, as its interim Chief Executive Officer.  As a result of his service on the Board, Mr. McConnell is familiar with the Company’s businesses and has worked with our executive officers and other key management employees.

Overview of Results of Operations for the Three and Nine Months Ended March 31, 2009 and 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.1%	47.6%	46.9%	50.4%
Gross profit	55.9%	52.4%	53.1%	49.6%
Operating expenses:
Selling and marketing expenses	11.4%	14.6%	12.6%	13.3%
General and administrative expenses	33.1%	31.8%	36.5%	33.1%
Amortization of intangible assets	2.7%	2.0%	2.7%	1.9%
Impairment loss	-	-	5.8%	-
Total operating expenses	47.2%	48.4%	57.6%	48.3%
Operating income (loss)	8.7%	4.0%	(4.5)%	1.3%
Interest income, net	0.5%	2.3%	0.9%	3.3%
Other income	0.1%	-	0.1%	-
Income (loss) before provision for income taxes	9.3%	6.3%	(3.5)%	4.6%
Provision (benefit) for income taxes	1.2%	3.7%	5.1%	2.2%
Income (loss) from continuing operations after income taxes	8.1%	2.6%	(8.6)%	2.4%
Loss from discontinued operations, net of gain on sales Of discontinued businesses (net of income taxes)	(59.5)%	(11.9)%	(56.4)%	(10.8)%
Net income (loss)	(51.4)%	(9.3)%	(65.0)%	(8.4%)

These, as well as other factors affecting our operating results in the third quarter and nine months ended March 31, 2009, are described in more detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues.  Our authentication and grading fees, which accounted for approximately 80% of our total net revenues in the nine months ended March 31, 2009, are primarily affected by (i) the volume and mix, among coins, trading cards and other collectibles of authentication and grading submissions, because we typically charge higher fees for coin grading than we do for the grading of other collectibles; (ii) in the case of coins and trading cards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

Our revenues are also impacted by the level of grading submissions and revenue earned from such coin grading submissions at collectibles trade shows where we provide on-site grading and authentication services to show attendees who typically request same-day turn-around.  The level of such revenues can vary depending upon a number of factors, including the number and timing of the shows held during each reporting period, the number of dealers attending and the volume of their coin transactions at such shows, which affect the volume of submissions to us for on-site grading and same-day turn-around at the shows.  Dealer show attendance and the volume of coin transactions at the shows are, in turn, affected by economic and market conditions, such as those we are experiencing currently, and are sometimes also affected by short-term changes in the price of gold that may occur around the time shows are held.

Six of our coin authentication and grading customers accounted for, in the aggregate, approximately 13% of our total net revenues in the nine months ended March 31, 2009, as compared to 11% in the year ended June 30, 2008.  As a result, the loss of one or more of those customers, or a decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect the profitability of our grading and authentication operations.

   Factors Affecting our Gross Profit Margins.  The gross profit margins on authentication and grading submissions also are primarily affected by the same factors, described above, that have the greatest effect on our net revenues, because we generally realize higher margins on coin submissions than on submissions of other collectibles and we charge higher fees for faster service times.  In addition, our margins are affected, to a lesser extent, by the stage of development and the seasonality of certain of our smaller businesses.  Furthermore, because a significant proportion of our direct costs are generally fixed in nature (at least in the short term), our gross profit also can be affected by the overall volume of collectibles authenticated and graded in any period.  We expect our consolidated gross profit margin to increase in fiscal 2010, due to the discontinuance of the jewelry grading businesses on March 2, 2009, because the costs of revenues of those businesses exceeded their net revenues, resulting in a negative gross margin.

Impact of Economic Conditions on Financial Performance.  We generate all of our revenues from the collectibles markets.  Moreover, the demand for our services and, therefore, our revenues, depend to a great extent on the volume of purchases and sales of the high-value collectibles that we authenticate, because dealers and collectors most often submit collectibles to us for authenticating and grading in anticipation of or in connection with their sales and purchases of those collectibles.   The volume of collectibles purchase and sale transactions is primarily affected by (i) the disposable income available to collectibles dealers and collectors, because high-value collectibles are generally viewed as luxury goods and the confidence that collectibles dealers and collectors have in the economy, which affects their ability and their willingness to use their funds to purchase collectibles and to use our services; (ii) the availability and cost of borrowings because collectibles dealers and consumers often fund their purchases of collectibles with borrowings, (iii) prevailing and anticipated rates of inflation, because the threat of and actual increases in inflation lead investors and consumers to purchase gold and silver coins as a hedge against inflation, which results in an increase in collectibles commerce and, as a result, in the demand for our services, and (iv) the performance and volatility of the gold and other precious metals markets and the stock markets, which affects the level of purchases and sales of collectible coins and, therefore the need and demand for our services.  Accordingly, factors such as improving economic conditions which usually result in increases in disposable income and consumer confidence, volatility in and declines in the prices of stocks, a weakening in the value of the U.S. Dollar and concerns about inflation, often lead investors to increase their purchases of precious metals, such as gold bullion and other coins and collectibles, which often results in increases in submissions of collectibles to us for authentication and grading.  By contrast, the volume of collectibles sales and purchases and, therefore, the volume of authentication and grading submissions to us, usually declines during periods characterized by recessionary economic conditions, declines in disposable income and consumer confidence, reductions in the availability or increases in the costs of financing, or increasing stock prices and relative stability in the stock markets, which sometimes leads investors to move their funds from the gold and precious metals markets to the stock market.

The severity of the current economic recession in the United States, continued uncertainty and worries about the ultimate severity and duration of the recession, and the significant decreases as a result of the credit crisis in the availability of borrowings on which collectibles dealers and collectors often rely on to help them to fund purchases and, in the case of dealers, the carrying costs in maintaining an inventory of high-value collectibles, have combined to reduce disposable income, erode the confidence of consumers and small businesses, such as those operated by collectibles dealers, and hence their willingness and ability to purchase and sell collectibles and other high-value assets.  As a result, in the three and nine months ended March 31, 2009, we experienced declines in the demand for our services in all of our grading and authentication markets.

In addition, these economic and market conditions created increased uncertainties for us with respect to the future financial performance of our jewelry authentication and grading businesses, significantly diminishing their prospects for generating increases in their revenues and achieving profitability.  During the second fiscal quarter ended December 31, 2008, the revenues of those businesses declined by approximately 25% and, in the early part of the third fiscal quarter, revenues continued to decline.  As a result, the Board of Directors decided that the Company should discontinue the jewelry businesses and, on March 2, 2009, we ceased operating those businesses and began the process of disposing their assets.  As a result of this decision, the operating results of the jewelry businesses for the three and nine months ended March 31, 2009 and 2008 are reflected in our loss from discontinued operations in the Condensed Consolidated Statement of Operations included in this Report.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were graded or authenticated by us in the three and nine months ended March 31, 2009 and 2008 and their estimated values, which are the amounts at which those coins, trading cards and stamps were insured by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2009		2008		2009		2008
Coins	404,600	55.8%	484,100	55.5%	$286,943	91.9%	$336,683	90.4%
Trading cards	273,000	37.7%	327,000	37.5%	16,100	5.2%	25,865	7.0%
Autographs	40,600	5.6%	49,000	5.6%	3,616	1.2%	4,514	1.2%
Stamps	6,200	0.9%	12,400	1.4%	5,427	1.7%	5,321	1.4%
Total	724,400	100.0%	872,500	100.0%	$312,086	100.0%	$372,383	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2009		2008		2009		2008
Coins	1,024,200	50.2%	1,144,000	49.6%	$839,717	90.3%	$1,048,444	90.8%
Trading cards	866,900	42.5%	975,500	42.3%	60,209	6.5%	67,863	5.9%
Autographs	129,900	6.3%	143,800	6.2%	12,155	1.3%	21,148	1.8%
Stamps	20,100	1.0%	43,800	1.9%	17,627	1.9%	17,308	1.5%
Total	2,041,100	100.0%	2,307,100	100.0%	$929,708	100.0%	$1,154,763	100.0%

Trends and Challenges in our Businesses

During the past three years, our costs of revenue and selling, general and administrative expenses increased significantly due in large part to the costs we were incurring to grow our jewelry businesses.  Those costs and expenses substantially exceeded their revenue contributions and was the principal cause of the increased operating losses that we incurred in the first nine months of the current fiscal year.

During the first quarter of 2009, we began implementing a cost reduction program in order to reduce our costs of revenue and our operating expenses and, thereby, bring those costs and expenses more in line with our revenues and, increase our gross profits and operating income.  During the three months ended March 31, 2009, we realized reductions in both our costs of revenues and operating expenses and increased our cash flows due, in part, to this program.

The discontinuance of the operations of our jewelry businesses provides us with the opportunity to realize even greater costs savings, which we believe will be reflected in improved results of operation in future periods.

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2009, except as discussed below, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2008.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Accrual for Losses on Facility Leases. At March 31, 2009, the Company established accruals for the facility leases associated with the Company’s discontinued grading and authentication jewelry businesses.  Those lease accruals were based on estimates on a discounted basis, of (i) market rental rates; (ii) the time required to sublet the facility; and (iii) other direct costs associated with the leases.  Such estimates are uncertain due to the current market conditions and will need to be reviewed on a quarterly basis.

Grading Warranty Costs.  We offer a limited warranty covering the coins, trading cards, stamps and currency that we authenticate and grade.  Under the warranty, if any such collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the re-graded estimated value of the item.  We accrue for estimated warranty costs based on historical trends and related experience.  Certain warranty claims were received by us in the second quarter and early in third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we continue to monitor the adequacy of our warranty reserves on an on-going basis. We include the collectibles we purchase pursuant to our warranty policy in inventory at the re-graded estimated value (as discussed under Inventory Valuation Reserves below).   There are a number of factors that can cause the estimated values of such collectibles to change during the period from the respective dates we purchase them and the respective dates on which we sell them.  However, once we have classified such items as inventory and they have been held in inventory beyond the end of a fiscal quarter in which we purchased them, we classify any gains or losses on the disposal of such inventory as part of the gain or loss on product sales and not as an adjustment to our warranty reserves.

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

Long-Lived Assets Other Than Goodwill.  We regularly conduct reviews of property and equipment and other long-lived assets other than goodwill, including certain identifiable intangibles, for possible impairment.  Such reviews occur annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  In order to determine if the value of a definite-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition in order to determine if an impairment loss has occurred.  If the projected undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recorded to write down the asset to its estimated fair value.  The Company incurred significant operating losses in its jewelry reporting units since the acquisitions of those businesses and the Company recognized initial impairment losses for those businesses of $11.2 million in the three months and year ended June 30, 2008 because those businesses had failed to meet management’s revenue expectations for them.  In the three months ended December 31, 2008, we recognized additional impairment losses of $4.8 million in the jewelry grading and authentication businesses and $1.5 million to the long-lived assets of our Gemprint business, due to continued uncertainties as to the level of revenues we could expect those businesses to generate in the future, worse than expected financial performance during the first six months of fiscal 2009 and the increasing severity of the economic recession and credit crisis which have adversely affected the future prospects of those businesses.  In the three months ended March 31, 2009, we decided to exit the jewelry grading and authentication businesses other than our Gemprint business.  As a result, the impairment losses that were attributable to those jewelry businesses in the nine months ended March 31, 2009 have been classified as part of discontinued operations; whereas, the impairment losses attributable to our Gemprint business in the nine months ended March 31, 2009 have been classified as part of our continuing operations.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets on a formal basis at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  We apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.  In accordance with GAAP, we considered the diamond and colored gemstone grading businesses as separate reporting units for the purpose of testing separately for the impairment of goodwill.  The Company had incurred significant operating losses in those jewelry reporting units since the respective dates of their acquisition and the Company recognized impairment losses for these businesses in the three months and year ended June 30, 2008 because these businesses had failed to meet management’s revenue expectations for them.  In the three months ended December 31, 2008, due to continued uncertainties as to the future revenues of these businesses, worse than expected financial performance during the first half of fiscal 2009 and the effects on those businesses of the increasing severity of the economic recession and credit crisis, we recognized additional goodwill impairment losses of $1.4 million for these businesses at December 31, 2008.  Those impairment losses have been classified as part of discontinued operations for the nine months ended March 31, 2009, as a result of our decision to exit these jewelry grading and authentication businesses.

Income Taxes and Deferred Tax Assets.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN48”).  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset and we review the nature and expected timing of the realization of these assets and the expiration dates for net operating losses or credits, when determining the likelihood of realization.  In the fourth quarter of fiscal 2008, due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to impairment losses recognized in the fourth quarter of fiscal 2008, and certain California Enterprise Zone Credits, the Company recorded a valuation allowance of approximately $4.6 million against deferred tax assets of $6.0 million at June 30, 2008.  At that time we determined that it was more likely than not that we would realize the tax benefits comprising the remaining $1.4 million net deferred tax asset at June 30, 2008.  At December 31, 2008, due to the Company recognizing additional impairment losses for its jewelry businesses, and the Company’s core profitable operations not meeting short-term expectations, combined with uncertainty as to the performance of those businesses due to the severe economic conditions currently prevailing, management did not recognize any deferred tax assets for the impairment losses recognized in the three months ended December 31, 2008 and, at March 31, 2009, had established valuation allowances against $1,313,000 of the $1,504,000 of deferred tax assets.

At December 31, 2008, our current assets included a deferred tax asset of $496,000 arising out of the tax deductions that were recognized by reason of the compensation expense recorded in connection with the grant of non-employee supplier stock options in 1999.  Certain of those options expired unexercised during the three months ended March 31, 2009 and, as a result, the amount of that deferred tax asset was written down by $433,000 to $63,000 at March 31, 2009.  In accordance with SFAS 123R and related interpretations, that write-down has been recognized as a reduction to additional-paid-in capital at March 31, 2009.   It is expected that the remainder of these options will expire unexercised because their exercise prices are higher than the Company’s current share price.  As a result, the remaining $63,000 deferred tax asset is expected to be written off as a reduction in additional-paid-in capital in the three months ending June 30, 2009.

The deferred income tax liability of $305,000 recorded on our balance sheet at March 31, 2009 results from timing differences related to goodwill and other indefinite-lived intangible assets that are amortizable for income tax purposes but not for financial reporting purposes under GAAP.

Results of Continuing Operations – Three and Nine Months Ended March 31, 2009 and 2008

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy and are not considered to be an integral part of our on-going revenue generating activities.

The following tables breakout total net revenues for the three and nine months ended March 31, 2009 and 2008 by product revenues, grading and authentication services revenues, and other related services revenues:

	Three Months Ended March 31,
	2009		2008		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Product revenues	$196	2.1%	$21	0.2%	$175	833.3%
Grading and authentication fees	7,284	78.2%	8,497	82.1%	(1,213)	(14.3)%
Other related services	1,835	19.7%	1,829	17.7%	6	0.3%
Total services	9,119	97.9%	10,326	99.8%	(1,207)	(11.7)%
Total net revenues	$9,315	100.0%	$10,347	100.0%	$(1,032)	(10.0)%

	Nine Months Ended March 31,
	2009		2008		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Product revenues	$299	1.1%	$913	3.1%	$(614)	(67.2)%
Grading and authentication fees	21,015	80.3%	23,961	80.2%	(2,946)	(12.3)%
Other related services	4,860	18.6%	4,997	16.7%	(137)	(2.7)%
Total services	25,875	98.9%	28,958	96.9%	(3,083)	(10.6)%
Total net revenues	$26,174	100.0%	$29,871	100.0%	$(3,697)	(12.4)%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated in the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008		2009 vs. 2008
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent

	(Dollars in thousands)
Product revenues	$196	2.1%	$21	0.2%	$175	833.3%	-	-
Coins	5,489	58.9%	6,134	59.3%	(645)	(10.5)%	(79,500)	(16.4)%
Trading cards	1,863	20.0%	2,226	21.5%	(363)	(16.3)%	(54,000)	(16.5)%
Other (1)	1,767	19.0%	1,966	19.0%	(199)	(10.1)%	(14,600)	(23.8)%
Net Revenues	$9,315	100.0%	$10,347	100.0%	$(1,032)	(10. 0)%	(148,100)	(17.0)%

	Nine Months Ended March 31,
	2009		2008		2009 vs. 2008
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent

	(Dollars in thousands)
Product revenues	$299	1.1%	$913	3.0%	$(614)	(67.2)%	-	-
Coins	14,752	56.4%	16,811	56.3%	(2,059)	(12.3)%	(119,800)	(10.5)%
Trading cards	6,059	23.2%	6,710	22.5%	(651)	(9.7)%	(111,600)	(11.4)%
Other (1)	5,064	19.3%	5,437	18.2%	(373)	(6.9)%	(37,600)	(20.0)%
Net Revenues	$26,174	100.0%	$29,871	100.0%	$(3,697)	(12.4)%	(269,000)	(11.6)%

(1)	Consists of autographs, stamps, CCE subscription business, CFC dealer financing business, and our collectibles convention business.

For the three and nine  months ended March 31, 2009, our net revenues decreased by $1,032,000, or 10.0%, and by $3,697,000, or 12.4%, respectively, compared to the corresponding periods of the prior fiscal year.  The decrease in net revenues in the three months ended March 31, 2009 was primarily attributable to decreases of $1,213,000, or 14.3%, in grading and authentication service fees partially offset by increases of $6,000, or 0.3%, in other service related revenues, and $175,000 in revenues from product sales of collectible coins.  The net revenue decrease in the nine months ended March 31, 2009 was primarily attributable to decreases of  $2,946,000, or 12.3%, in authentication and grading service fees of $137,000, or 2.7%, in other service related revenues, and  $614,000 in revenues from product sales of collectible coins.  As discussed above, revenues from product sales are not considered to be an integral part of the Company’s revenue generating activities.  Therefore, excluding such product revenues, total service revenues decreased by 11.7% and 10.6% in the three and nine months ended March 31, 2009, respectively, compared to the same respective periods of the prior fiscal year.

Overall, the decreases in authentication and grading revenues were primarily attributable to decreases in grading submissions, which we believe were the result of the continuing economic recession and credit crisis in the United States, which caused declines in confidence among collectibles dealers and their customers.

Our coin grading and authentication business experienced decreased grading and authentication fees of $615,000 or 10.9% and $1,815,000 or 11.8% in the three and nine months ended March 31, 2009, respectively, compared to the same periods of the prior year, and was attributable to the general economic conditions currently prevailing and net decreases due to (i) lower coin trade show grading revenues of $437,000 or 33% in the third quarter and $1,362,000 or 34% for the nine months, which we believe was due to the continued high price and a high level of volatility in the price of gold in the three and nine month periods, and (ii) lower modern coin grading revenues, (which can be impacted by specific customer programs in place in a given period) of $127,000 or 6% in the third quarter and $876,000 or 17% in the nine months, due primarily to lower activity combined with higher average service fees earned in the third quarter and lower average service fees earned in the nine months, due to the mix of coins graded and customer programs in the periods; and (iii) a small decrease of $51,000 or 2% in the third quarter and an increase of $423,000 or 4% in the nine months in our vintage coin grading submissions.

The volumes of our trading card grading and authentication submissions and authentication and grading submissions to our other collectibles authentication and grading units, which primarily authenticate and grade stamps and autographs, also were adversely affected by the continuing economic recession and credit crisis.  As a result, revenues generated from trading card submissions declined by $329,000, or 17.4%, and by $569,000, or 10%, in the three and nine months ended March 31, 2009, respectively, as compared to the same respective periods of the prior fiscal year; while revenues generated by our other grading and authentication businesses also declined by about 28% in the third quarter and by about 19% in the nine months ended March 31, 2009, respectively, as compared to corresponding periods of fiscal 2008.

The decrease in revenues from other related services of $137,000 or 2.7% in the nine months ended March 31, 2009, was primarily attributable to lower collector club revenues as a result of lower club subscription renewals.

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

Set forth below is information regarding our gross profits in the three and nine months ended March 31, 2009 and 2008
.
	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-products	$(4)	(2.0)%	$1	4.8%	$(207)	(69.2)%	$86	9.4%
Gross profit-services	5,209	57.1%	5,418	52.5%	14,105	54.5%	14,740	50.9%
Gross profit-totals	$5,205	55.9%	$5,419	52.4%	$13,898	53.1%	$14,826	49.6%

As indicated in the above table, our total gross profit margin increased from 52.4% and 49.6% in the three months and nine months ended March 31, 2008, respectively, to 55.9% and 53.1% in the three and nine months ended March 31, 2009, respectively.  Excluding the gross profit on product revenues for all periods, which are not an integral part of our core revenues generating activities, and increased warranty costs of $822,000 in the first nine months of fiscal 2008 as a result of unexpected claims in significant dollar amounts that arose during that period, the gross profit margin for grading and authentication and other related services were 57.1% and 54.5% for the three and nine months ended March 31, 2009, respectively, compared with 52.5% and 53.7% for the three and nine months ended March 31, 2008, respectively.  Those improvements in the gross profit margins of our collectibles service businesses are the result primarily of cost reductions implemented in our coin grading business, as a result of a cost reduction program that has been implemented in the first nine months of 2009 in response to an anticipated decline in revenues as a result of the economic recession and credit crisis, partially offset by a lower gross margin on trading card authentication and grading revenues due primarily to the decrease in such revenues in the three and nine months ended March 31, 2009.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and third-party consulting costs.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Selling and marketing expenses	$1,058,000	$1,514,000	$3,304,000	$3,980,000
Percent of net revenue	11.4%	14.6%	12.6%	13.3%

The decreases of $456,000 and $676,000, respectively, in selling and marketing expenses in the three and nine months ended March 31, 2009, as compared to the same periods of fiscal 2008, were primarily attributable to personnel reductions and reductions in the expenses we incurred in providing coin and trading card grading services at trade shows in response to the decline in coin and trading card grading submissions at those shows, as well as changes in the mix of trade shows attended, particularly during the third quarter of 2009.  Costs reductions in the first two quarters of the current year, as compared to the same periods of the prior year related to personnel changes that occurred in fiscal 2008, which had the effect of reducing selling and marketing expenses in the fist half of fiscal 2009 relative to the same period of 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, and facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
General and administrative expenses	$3,086,000	$3,287,000	$9,552,000	$9,900,000
Percent of net revenues	33.1%	31.8%	36.5%	33.1%

We were able to reduce G&A expenses by $201,000 and $348,000 in the three and nine months ended March 31, 2009, respectively, as compared to the same three and nine months of fiscal 2008, due primarily to personnel reductions and other cost savings measures implemented during those periods and decreases in stock-based compensation expense of $188,000 and $212,000, respectively, in the third quarter and first nine months of the current year.  Those reductions in G&A expenses were partially offset by (i) severance costs of approximately $400,000 recognized, in the third quarter of fiscal 2009, in connection with the departure of the Company’s former chief executive officer and (ii) an increase in technology related legal fees incurred by our Gemprint business.  The decreases in stock based compensation expense were due primarily to a reduction in the number of options granted, the vesting of some outstanding stock options and an increase in option forfeitures, during this year’s third quarter.

Amortization of Intangible Assets

Amortization of intangible assets is comprised of amortization of intangible assets that were acquired through acquisitions and amortization of software development costs.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Amortization expense	$253,000	$202,000	$717,000	$543,000
Percent of net revenues	2.7%	2.0%	2.7%	1.9%

The increase in the amortization expense was primarily related to the amortization of capitalized software costs incurred in connection with the upgrading of computer systems used in our grading businesses, including our autograph and memorabilia grading businesses, for which amortization commenced as the development projects were completed.  Although those development projects are now substantially complete, such costs are amortized over a three-year period commencing on the date upgraded software is placed in service.  Therefore, we expect to continue recognizing such expenses in subsequent years, but in lesser amounts, as such capitalized costs became fully amortized.

Impairment Losses
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Impairment losses	$-	$-	$1,516,000	$-
Percent of net revenue	-	-	5.8%	-

The impairment losses in the nine months ended March 31, 2009, are due to the impairment of our Gemprint product.   The impairment was the result of continued losses and the continued uncertainty of the timing and magnitude of future revenues and related cash flows that are used in the determination of fair value. Under circumstances in which the fair values of long-lived assets are not recoverable on the basis of future cash flows, or other more applicable fair value methods, we record impairment losses such that the carrying values of these assets reflect their current estimate of fair values.  Impairment losses for this product had already been recorded in the fourth quarter of fiscal 2008 (see further discussion under Critical Accounting Policies and Estimates: Long-Lived Assets Other Than Goodwill and Goodwill).

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, in accordance with SFAS 123(R) the Company recognized the following stock-based compensation expenses in the periods presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2009	2008	2009	2008
Cost of revenues	$78,000	$91,000	$230,000	$195,000
Selling and marketing expenses	-	-	-	(7,000)
General and administrative expenses	29,000	217,000	402,000	614,000
	$107,000	$308,000	$632,000	$802,000

Stock-based compensation expense is recorded over the vesting period, or the service period, of the stock-based award.  The decreases in stock-based compensation expense in the three and nine months ended March 31, 2009, primarily related to the stock options being fully vested and less option grants in recent periods, as well as forfeitures due to the departure of the Company’s former Chief Executive Officer.

Stock-based compensation expense in the three and nine months ended March 31, 2009 also reflects a forfeiture rate of 5%, compared to 9% for the three and nine months ended March 31, 2008. Such change in the forfeiture rate on stock awards was recognized in the fourth quarter of fiscal 2008.

The total amount of compensation cost related to non-vested awards not yet recognized at March 31, 2009 was $288,000, which is expected to be recognized as compensation expense through fiscal 2012, as set forth in the following table, assuming the employees to whom those awards were granted continue to be employed by us.   However, such amounts do not include the effect on compensation costs of any additional stock awards that may be granted in the future or any changes that may occur in the applicable forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2009	$100,000
2010	149,000
2011	29,000
2012	10,000
$288,000

Interest Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest Income, net	$53,000	$238,000	$252,000	$978,000
Percent of net revenue	0.5%	2.3%	0.9%	3.3%

Interest income is generated on cash and cash equivalent balances that we invest primarily in highly liquid money market accounts, and short-term tax-free securities.  Interest income, net was $53,000 and $252,000 in the three and nine months ended March 31, 2009, respectively, compared with $238,000 and $978,000, respectively, in the three and nine months ended March 31, 2008.  These decreases in interest income were primarily attributable to (i) a shift of our cash and cash equivalent balances into lower yielding government guaranteed money market funds; (ii) a decrease in our average cash balances in the three and nine months ended March 31, 2009, compared to the three and nine months ended March 31, 2008, due to our use of a portion of our available cash to fund payments of quarterly dividends and capital expenditures; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances in the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, due to reductions in prevailing market rates of interest as a result of actions taken by the Federal Reserve Board in response to the increased severity of the economic recession and credit crisis.

Income Tax Expense

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Provision for income taxes	$109,000	$384,000	$1,319,000	$662,000

The income tax expense recognized for the three and nine months ended March 31, 2008 reflected a tax expense at the effective tax rate for those periods.  The income tax provision of $109,00 and $1,319,000 for the three and nine months ended March 31, 2009 reflected valuation allowances established against the Company’s deferred tax assets due to uncertainty as to the realization of such deferred tax assets.  In accordance with SFAS 109, all such valuation allowances for the three and nine months ended March 31, 2009, are attributable to continuing operations.  See further discussion under Critical Accounting Policies and Estimates: Income Tax and Deferred Tax Assets.

Discontinued Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Losses from discontinued operations, including losses on disposal of discontinued businesses (net of income taxes).	$5,542,000	$1,237,000	$14,765,000	$3,242,000

The loss from discontinued operations for the three and nine months ended March 31, 2009, primarily reflects (i) losses recognized on the closure of our jewelry grading businesses in the third quarter of fiscal 2009; (ii) impairment losses recognized at December 31, 2008 to the carrying values of long lived assets and goodwill of our jewelry businesses; (iii) losses incurred from the on-going operations of our jewelry businesses through the date of closure, which was March 2, 2009; and (iv) the discontinued operations of our currency business through the date of sale, which was February 4, 2009.  No income tax benefits were recognized in the three and nine months ended March 31, 2009, due to uncertainly as to the realization of deferred tax assets in future periods.  See “Critical Accounting Policies and Estimates--Long-Lived Assets Other Than Goodwill—Goodwill and Income Taxes and Deferred Tax Assets” above for a discussion of the impairment losses to the carrying values of our jewelry businesses recognized at December 31, 2008.

The loss from discontinued operations for the three and nine months ended March 31, 2008, reflects the losses from the operations of our discontinued businesses through March 31, 2008, offset by income tax benefits recognized in those periods.

The losses from the on-going operations of our discontinued businesses were approximately $1,361,000 and $4,403,000 in the three and nine months ended March 31, 2009, compared with approximately $1,957,000 and $5,270,000 before income tax benefits in the three and nine months ended March 31, 2008.  The decline in such losses in this year’s third quarter is primarily attributable to the fact that we implemented cost reductions in those businesses, earlier in the year, in an attempt to reduce the operating losses of those businesses; however, due to declines in revenues, our cost reduction efforts were substantially offset by the reduction in revenues.

Impairment losses recognized in the nine months ended March 31, 2009 related to our jewelry grading businesses (excluding the Gemprint business, which the Company will continue to operate) were approximately $6,179,000.  As a result of the recognition of those impairment losses, the remaining carrying values of the goodwill and intangible assets of those businesses were written down to zero at December 31, 2008.

Estimated losses of approximately $4,183,000 on, primarily, the closure of our jewelry businesses were recognized in the nine months ended March 31, 2009 and comprised of operating lease accruals of approximately $3,110,000, estimated losses on the disposal of the assets of our jewelry businesses of approximately $734,000 and approximately $339,000 of severance costs incurred.  The estimated lease loss accruals of $3,110,000 reflects the estimated loss associated with exiting our facility leases for both our former diamond and colored gemstone laboratories at March 31, 2009.  Such accrual, on a discounted basis, reflects the estimated time to lease the spaces based on our estimate of current market rates for rent for the remainder of the lease periods.  Management is in the process of seeking prospective subtenants for these spaces, and will re-evaluate its estimated loses and update the lease accrual, as considered necessary for those lease commitments as new information becomes available.  Approximately $4,181,000 of those losses, which included $31,000 of losses in connection with the sale of our currency grading business, were recorded in the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of approximately $20,771,000, as compared to cash and cash equivalents of $23,345,000 at June 30, 2008.

Historically, we have relied on internally-generated funds, rather than borrowings, as our primary source of funds to support our grading operations.

During the nine months ended March 31, 2009, our operating activities from continuing operations generated cash of $2,736,000, reflecting income from continuing operations, as adjusted for non-cash expenses (including impairment losses), and changes in current assets and current liabilities, due to the timing of activities during the nine month period.

Discontinued operations used cash of $5,523,000 in the nine months ended March 31, 2009, which principally consisted of (i) losses arising from the discontinuance of the jewelry grading businesses of $14,765,000, adjusted for non-cash items that included $6,179,000 of impairment losses and the $3,110,000 lease accrual discussed above; and (ii) the timing of the payment of costs incurred and severance obligations in connection with the closure of the jewelry grading businesses.  We expect that cash used by our discontinued operations will decline significantly in future periods, primarily because a substantial portion of the costs of closing the jewelry grading businesses were recognized in this year’s third quarter, although there will continue to be cash obligations associated with facility lease obligations (see Outstanding Finance Obligation: Discontinued Operations below).

Investing activities generated net cash of $2,626,000 during the nine months ended March 31, 2009 and consisted primarily of $2,436,000 of net cash generated by CFC notes receivable collections, and cash generated from collection of receivables from discontinued operations of $489,000, of which $420,000 was related to the sales of the jewelry and currency grading businesses, which were partially offset by capitalized software costs of $249,000.

In the nine months ended March 31, 2009, financing activities used net cash of $2,413,000, related to the payment of cash dividends of $2,091,000 to stockholders and the repurchase of $484,000 of common stock from the Company’s former Chief Executive Officer, partially offset by proceeds of $161,000 from the sale of common stock to two of our directors.

Outstanding Financial Obligations

Continuing Operations

In December 2008, the Company obtained an extension, through March 2019, of its operating lease for its corporate headquarters offices in Santa Ana, California.  The amended lease, which became effective in February 2009, provides for (i) a reduction in the square footage leased by the Company, (ii) a reduction in the base rental rate per square foot for the first four years of the term of the amended lease and (iii) a contribution by the landlord of up to $200,000 toward tenant improvements.  In accordance with GAAP, the Company recognizes the rent expense on a straight-line basis over the rental period.

We had the following financial obligations under operating leases, net of sublease income, at March 31, 2009:

Fiscal Year	Net Amount	Sublease Income
2009 (remaining 3 months)	$333,000	$9,000
2010	966,000	52,000
2011	945,000	46,000
2012	960,000	47,000
2013	941,000	49,000
Thereafter	5,792,000	269,000
	$9,937,000	$472,000

Discontinued Operations

At March 31, 2009, the Company had the following financial obligations under operating leases, for two facilities  leased in New York City, for its former jewelry grading businesses through December 31, 2017.

Fiscal Year	Amount
2009 (remaining 3 months)	$284,000
2010	867,000
2011	903,000
2012	941,000
2013	981,000
Thereafter	4,086,000
$8,062,000
Less: Accrual at March 31, 2009	(3,414,000)
$4,648,000

At March 31, 2009, the Company recognized a non-cash loss of approximately $3,110,000 associated with these lease obligations and directly-related costs, which together with the accrual for straight-line rent recognized in previous periods, equaled a total accrual of $3,740,000 recognized at March 31, 2009.

The cash payments required under the leases will be in accordance with the lease obligations schedule above. As discussed in Note 7 (entitled “Discontinued Operations”) to the Condensed Consolidated Financial Statements and Discontinued Operations under Results of Operations, the amount of the rent under these two leases accrued at March 31, 2009 was determined by estimating, on a discounted basis, the time period to sublet the facilities and the rents at which those facilities can be sublet, based on estimated current market rental rates set forth in market analysis that we obtained from a third-party real estate valuation firm.

The Company has begun marketing these facilities to prospective subtenants and is in the process of engaging a commercial real estate broker, familiar with the rental market in New York City, for this purpose.  Due to current economic conditions, there has been a substantial increase in available rental space in commercial buildings and a decline in market rental rates, which increases the difficulty of subletting these facilities.  As a result, the estimates we made to establish the amount of the rent accrual will be reviewed and updated if necessary to take account of any changes in our current estimated loss.

With the exception of those obligations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  The Company’s dividend policy, through September 26, 2008, called for the payment of quarterly cash dividends of $0.25 per common share and, in accordance with that policy, dividends in an aggregate amount of $2,091,000 were paid to stockholders in the nine months ended March 31, 2009.

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

Stock Buyback Program.  At March 31, 2009, the Company continued to have approximately $3.7 million remaining under its buyback program.  In the three months ended December 31, 2008, the Company repurchased approximately 120,000 shares under this program due to an involuntary sale of shares by its Chief Executive Officer, at a cost of approximately $484,000.  At the same time two directors purchased an aggregate of 40,000 shares for an aggregate amount of $161,000.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to, (i) introduce new services for our customers; (ii) fund working capital requirements; and (iii) fund obligations associated with our discontinued businesses, and for other general corporate purposes.  In addition, as the Company expects its continuing operations to generate positive cash flow in future periods, the Company will evaluate its total cash requirements to fund operations in future periods and will evaluate all alternatives for the use of our cash balances.  Although we have no current plans to do so, we also may seek borrowings and we may issue additional shares of our stock to finance the growth of our grading businesses.  However, due to the economic recession and the credit crisis in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to the Company, if at all.

Risks and Uncertainties That Could Affect Our Future Financial Performance

There are a number of risks and uncertainties to which our continuing and discontinued business operations are subject that could affect our future operating results and financial condition and which could cause our future operating results to differ materially from those expected at the present time.  Those risks and uncertainties include, but are not limited to:

•
a worsening of the current banking and credit crisis in the United States, or worsening conditions in the collectibles markets in which we operate, including a possible decline in the popularity of some high-value collectibles, any of which could reduce the volume of authentication and grading submissions to us and, therefore, the grading fees we generate;

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

•
the risk that we will be unable to sublet the laboratory and office facilities that had been occupied by our jewelry grading businesses within the time period and at the rental rates that we used to determine our estimated lease loss accruals for those facilities, which would adversely affect our cash flows more significantly by reducing the amount of rent we could realize from the subletting of those facilities and, therefore, require us to increase the loss accrual for those facilities as arising from the discontinuance of our jewelry grading businesses;

•
the fact that for the fiscal year ended June 30, 2008 and the nine months ended March 31, 2009, our six largest coin authentication and grading customers accounted, in the aggregate, for approximately 11% and 13% of our net revenues, respectively, which means that the loss of one or more of those customers, or a significant reduction in their grading submissions to us, could result in a decline in our revenues and adversely affecting our results of operations;

•
the risk that competition from other collectibles’ authentication and grading companies will increase, which would result in reductions in collectibles submissions to us or could require us to reduce the prices we charge for our services, either of which could result in reductions in our revenue and income;

•
the risks that we will incur unanticipated liabilities under our authentication and grading warranties and that warranty claims will increase to a higher level than in the past such that we will have to increase our warranty accruals to cover potential higher claims in the future, either of which would increase our operating expenses and reduce our operating income;

•	the risk that newer collectibles service offerings and business initiatives, such as autograph and stamps, will not gain market acceptance;

•	the risks that we will encounter problems with or failures of our computer systems that would interrupt our services or result in loss of data that we need for our business;

•	the potential of increased government regulation of our businesses that could cause operating costs to increase; and

•
the risks involved in acquiring existing or commencing new authentication and grading businesses, including the risks that we will be unable to successfully integrate new businesses into our operations; that new businesses may not gain market acceptance; that business expansion may result in a costly diversion of management time and resources from our existing businesses and increase our operating expenses; that we will not achieve adequate returns on the investments we may make in acquiring other or establishing any new businesses, which would reduce our profitability or cause us to incur losses.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures, if any, in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement on July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP will be adopted effective July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Consolidated Financial Statements.

ITEM 2A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At March 31, 2009, we had approximately $20,771,000 in cash and cash equivalents, primarily invested in low-yield money-market funds that invest in government-guaranteed securities.  Reductions in short-term interest rates could result in reductions in the amount of that income.  However, the impact on our operating results of such changes is not expected to be material.

The Company has no activities that would expose it to foreign currency exchange rate risk or commodity price risks.

ITEM 3.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     RISK FACTORS

                There were no material changes in the risk factors that were disclosed under the caption “Risk Factors” in Part IA of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008, except for the addition of the following risk factor set forth above under the caption “Risks and Uncertainties That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report.

ITEM 5.     OTHER INFORMATION

Estimated losses of approximately $4,183,000 on primarily the closure of our jewelry businesses were recognized in the three and nine months ended March 31, 2009 and comprised lease accruals of approximately $3,110,000, estimated losses on the disposal of the assets of our jewelry businesses of approximately $734,000 and approximately $339,000 of severance costs incurred.  The estimated lease accruals of $3,110,000 reflects the estimated loss associated with exiting our facility leases for both our former diamond and colored gemstone laboratories at March 31, 2009.  Such accrual, on a discounted basis, reflects the estimated time to lease the spaces based on our estimate of current market rates for rent for the remainder of the lease periods.  Management is in the process of seeking prospective subtenants for these spaces, and will re-evaluate its estimated loses and update the lease accrual, as considered necessary for those lease commitments as new information becomes available.

ITEM 6.	EXHIBITS
(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act

	Exhibit 10.99	Separation Agreement and Mutual Release dated as of March 16, 2009 between the Company and Michael R. Haynes

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 11, 2009	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 11, 2009	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act

32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act

10.99	Separation Agreement and Mutual Release dated as of March 16, 2009 between the Company and Michael R. Haynes

E-1