Form 10-K
period 2009-06-30
COLLECTORS UNIVERSE INC
filed 2009-09-04
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____

Commission file number 1-34240
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
YES  ☐   NO  ☒

As of December 31, 2008, the aggregate market value of the Common Stock held by non-affiliates was approximately $23,082,994 based on the per share closing price of $2.93 of Registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 12, 2009, a total of 7,408,516 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of the Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2009, for its Annual Meeting of Stockholders scheduled to be held on December 8, 2009.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Forward looking statements are estimates or predictions about the future.  Those estimates or predictions are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Annual Report.  Those risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, readers of this Annual Report are urged to read the cautionary statements contained in those items of this Annual Report.  Due to these uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or applicable Nasdaq rules.

PART I
ITEM 1.    BUSINESS

Overview

We provide authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, memorabilia and stamps (“collectibles”).  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own and buy and sell them.

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible, (ii) sets forth the quality grade we have assigned to it, and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets, “PSA/DNA” for autographs and memorabilia and “PSE” for stamps.  Additionally, we warrant our certification of authenticity and the grade that we assign to the coins, trading cards and stamps bearing our brands.  We do not warrant our authenticity determinations for autographs or memorabilia.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services, which consist of revenues from:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) collectibles trade show conventions that we conduct.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus, and we do not consider them to be an integral part of our business.

We have developed some of the leading brands in the collectibles markets in which we conduct our business:

▪	PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

▪	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service;

▪	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia; and

▪	“PSE” (Professional Stamp Experts), which is the brand name for our independent stamp authentication and grading service.

PCGS and PSA are among the leading independent authentication and grading services in the collectible coin and trading cards markets in the United States.  PSA/DNA and PSE also are among the leading independent authentication services in their respective markets.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2009, we authenticated and graded more than 16 million coins.  In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2009, authenticated and graded over 12 million trading cards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.  We started our PSE stamp authentication and grading service in 2000.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2007 to 2009:

	Units Processed
	2009		2008		2007
Coins	1,456,100	52%	1,474,900	48%	1,558,700	51%
Trading cards	1,171,600	41%	1,329,500	43%	1,262,700	41%
Autographs	168,100	6%	199,600	7%	169,800	6%
Stamps	25,700	1%	53,000	2%	66,200	2%
Total	2,821,500	100%	3,057,000	100%	3,057,400	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for authentication or grading.

	Declared Values (000)
	2009		2008		2007
Coins	$1,119,000	91%	$1,327,000	90%	$1,435,000	92%
Trading cards	79,000	6%	90,000	6%	88,000	6%
Autographs	15,000	1%	26,000	2%	24,000	1%
Stamps	22,000	2%	25,000	2%	12,000	1%
Total	$1,235,000	100%	$1,468,000	100%	$1,559,000	100%

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $4 to over $200 per item authenticated and graded, based primarily on the type of item authenticated or graded and the turn-around times selected by our customers, which range from 1 to approximately 60 days, and not the value of the collectible.  In fiscal 2009 our authentication and grading fees for all our businesses averaged $10.15 and, in the case of coins, ranged from $5 to $200 per coin, with an average fee of $12.94 per coin and, in the case of trading cards ranged from $4 to $50 per card, with an average fee of $5.81 per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turn-around times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

Recent Developments

Discontinued Operations.  In fiscal 2009, our Board of Directors approved a plan to discontinue and dispose of the Company’s diamond and colored gemstone (“jewelry”) authentication and grading businesses (which were discontinued effective March 2, 2009) and our Gemprint asset. We have substantially disposed of the assets of those businesses and have established certain accruals, primarily related to real estate lease obligations of the jewelry businesses at June 30, 2009.  In addition, we are in the process of selling our patented Gemprint identification technology that was used primarily by our diamond authentication and grading business to provide certain additional services to its customers.  In the second quarter of fiscal 2009, our Board of Directors approved a plan to dispose of our currency grading and authentication business and, pursuant to that plan, that business was sold in February 2009.

Accordingly, the remaining assets and liabilities of the jewelry (including Gemprint) and currency authentication and grading businesses have been classified as held for sale at June 30, 2009 and 2008, and the operations of those businesses have been reclassified as discontinued operations for all fiscal periods presented in this Annual Report.  In addition, we continue to classify as discontinued operations the remaining activities, consisting of the disposition of the remaining collectibles inventories of the collectibles auctions and sales businesses which we sold in fiscal 2004.  See Item 6 -- “Selected Consolidated Financial Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our discontinued operations.

Departure of Chief Executive Officer. On March 16, 2009, we announced the departure of the Chief Executive Officer, effective April 1, 2009 and our hiring of Michael McConnell, a director of the Company, as our interim Chief Executive Officer.  As a result of his service on the Board, Mr. McConnell is familiar with the Company’s businesses and, prior to his becoming our CEO, in his capacity as a director worked with our executive officers and other key management employees.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase high-value or high-priced collectibles or other high-value assets, are their authenticity, quality and rarity.  The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide damage or to restore the item.  The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation.  The rarity of a collectible relates to its uniqueness and depends primarily on the number of identical collectibles of equivalent or better quality that become available for purchase from time to time.  With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible.  Quality and rarity directly affect value and price, usually on an exponential basis, with higher quality and rare collectibles generally attracting dramatically higher prices than those of lower quality and lesser rarity.  Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price.  For example, a 1952 Mickey Mantle baseball card that received a PSA grade from us of 9, on our PSA grading scale of 1-to-10, was sold at public auction in 2006 for $282,588.  By comparison, a similar 1952 Mickey Mantle baseball card that received a PSA grade of 8 was sold at public auction, also in 2006, for $72,057.

Until the advent of independent third-party authentication and grading, most prospective buyers, including experienced collectibles dealers and retailers, insisted on physically examining high-priced collectibles before consummating transactions.  However, unlike professionals in the trade, most purchasers and collectors lacked the experience and knowledge needed to determine, with confidence, the authenticity, quality or rarity, and hence the value, of high-priced collectibles, even when they had the opportunity to examine them physically.  Therefore, they had to rely on representations made by sellers regarding authenticity, quality and rarity.  For these reasons, “buyer beware” characterized the high-value collectibles markets, and “sight-unseen” markets for rare coins and other high-value collectibles were practically non-existent.

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

▪
buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers or other sellers in the often long distribution channel for opinions or representations as to authenticity, quality and rarity.

Coin Market.  In an effort to overcome some of these inefficiencies, approximately 30 years ago, professional coin dealers began using a numerical quality grading scale for coins.  That scale ranged from 1 to 70, with higher numbers denoting a higher quality.  Previously, professional dealers used descriptive terms, such as “Fair,” “Fine” and “Uncirculated,” to characterize the quality of the coins they sold, a practice that continued after the development of the numeric grading system.  However, whether using a numeric or a descriptive system, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality.  Moreover, dealers were hardly disinterested or independent since, as the sellers or buyers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade.

Trading Cards Market.  Misrepresentations of authenticity, quality and rarity also operated as a barrier to the liquidity and growth of the collectibles market for trading cards.  Even experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced trading cards.  Most collectors lacked the knowledge needed to purchase collectible trading cards with confidence, even when they had physically examined them.  Trading card dealers eventually developed a rudimentary adjectival system to provide measures of quality, using descriptive terms such as “Poor,” “Very Good,” “Mint” and “Gem Mint.”  These measures of quality were assigned on the basis of such characteristics as the centering of the image on the card and the presence or absence of bent or damaged corners, scratches and color imperfections.  However, as was the case with coins, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality.  Additionally, since the dealers who bought and sold trading cards were the ones that assigned these grades, collectors remained vulnerable to misrepresentations as to the authenticity, quality and rarity of trading cards being sold or purchased by dealers.

Autographed Memorabilia Market.  The market for autographed sports, entertainment and historical memorabilia has been plagued by a high incidence of forgeries and misrepresentations of authenticity.  For example, Operation Bullpen, initiated by the FBI and other law enforcement agencies beginning in 1997, has uncovered a high volume of outright forgeries of signatures and widespread misrepresentations as to the genuineness of sports memorabilia.  We believe that the high incidence of such fraudulent activities was due, in large part, to a dearth of independent third-party memorabilia authentication services and an absence of systematic methodologies and specimen data needed for verification of authenticity.

Stamp Market.  Stamp dealers developed an adjectival system, similar to the one developed for trading cards, by which they valued and priced stamps based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults in the stamp.  As a result, experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher priced stamps before purchasing them.  Additionally, most collectors lacked the knowledge and experience needed to purchase higher priced stamps with confidence.  Consequently, as was the case with coins and trading cards, collectors were forced to depend on representations of authenticity, quality and rarity from the very dealers from whom they purchased or to whom they sold stamps.  However, prior to our entry into the market, independent third-party stamp grading was non-existent.

These conditions created a need and the demand for independent authentication and grading services from which sellers, purchasers and collectors could obtain:

▪
determinations, from independent, third-party experts, of the authenticity of the high-value collectibles that sellers, purchasers and collectors purchased, particularly “sight-unseen” or over the Internet;

▪	representations of quality based on uniform standards applied by independent, third-party experts; and

▪	authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

—	its rarity;
—	its quality or grade; and
—	its historical and recent selling prices.

The Impact of eBay and other e-Commerce Websites on the Collectible Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as eBay and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminates or reduces the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet.  Buyers have no ability to physically examine them, and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet selling websites, such as eBay and Amazon, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  As of June 30, 2009, we employed 14 experts who have an average of 36 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins.  Following the introduction of our independent, third-party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.”  As a result, PCGS facilitated the development, in 1990, of a dealer market, known as the “Certified Coin Exchange,” on which coin dealers traded rare coins “sight-unseen,” over a private satellite network, which now operates on the Internet and which we now own.

In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides and reports that track the trading prices and the rarity of PCGS-graded coins.

More recently, our coin authentication and grading services have facilitated the development of a growing Internet or “virtual” marketplace for collectible coins.  A prospective buyer, who might otherwise be reluctant to purchase a high-priced coin listed sight unseen on the Internet, is able to rely on a PCGS certification, as well as authoritative information about the coin that is accessible on our website, in deciding whether or not to bid and in determining the amount to offer for the coin.  As a result, to enhance the marketability of higher priced coins, many sellers submit their coins to PCGS for authentication and grading.  That enables the sellers to include, in their Internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS as well as their PCGS-assigned grades.

PSA Trading Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards.  Our independent trading card experts certify the authenticity of and assign grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2009, we employed 15 experts who have an average of 25 years of experience in the collectible trading card market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Vintage autograph authentication can involve the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis.  As of June 30, 2009, we employed 3 autograph experts with an average of 24 years of experience in the autograph memorabilia market, as well as other consultants that we use on a contract basis.

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

PSE Stamp Authentication and Grading Services.  In January 2000, we launched Professional Stamp Experts (PSE) as our independent, third-party stamp authentication and grading service.  We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps.  We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp.  There have been viable third-party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults.  However, prior to our entry into the stamp market, independent third-party stamp grading was non-existent.  As a result, we encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from trading card dealers when we launched PSA.  In October 2005 the Philatelic Foundation, based in New York, began using the numerical grades assigned by PSE to stamps.  In the spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also began identifying the PSE numerical grades assigned to stamps that are included in its bi-annual valuing supplement to its catalogs.  These two events have established PSE’s numerical grading scale, and we believe has facilitated the continuing growth of third-party stamp authentication and grading, throughout the philatelic industry.  As of June 30, 2009, we employed 3 stamp graders, and use another expert on a part-time basis.  Those graders have an average of 26 years of experience in the collectible stamp market.

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for third-party certified coins.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990 with similar operations for uncertified coins dating back to the 1960s.  The CCE website now features over 170,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on Collectors Corner.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  Currently, there are over 100,000 collectibles, consisting primarily of coins, trading cards and stamps that we have certified, which are offered for sale on Collectors Corner, with offering prices aggregating in excess of $85 million.  The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of coins, trading cards and stamps increases the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins, trading cards and stamps certified by PCGS, PSA and PSE, respectively, bought and sold between dealers and consumers.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting.  Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish Sports Market Report on a monthly basis primarily for distribution to approximately 7,000 PSA Collectors Club members and the Stamp Market Quarterly for distribution to approximately 1,500 stamp dealers and collectors.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services.  On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins and PSA in trading cards have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs, PSE in stamps and CCE and Collectors Corner in coins.

Our Mission

Our mission is to provide the finest available independent authentication and grading services to sellers and buyers of high-value collectibles in order to:

▪	increase the values and liquidity of high-value collectibles;

▪	enable and facilitate transactions in high-value collectibles;

▪	generally enhance interest, activity and trading in high-value collectibles; and

▪	achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

Our Growth Strategy

Our growth strategies include:

▪
Leveraging the strong-brand awareness that we have achieved in our existing collectibles markets by increasing the demand for and use of our services not only by dealers, but also by collectors, only a relatively small percentage of which use independent authentication or grading services; and by introducing new value-added content to customers in our existing collectibles markets.

We are pursuing the following strategic initiatives in order to achieve these growth objectives:

Increasing the Demand for our Services in Existing Collectibles Markets.  We have established leading brands in our existing collectibles markets, including PCGS, PSA, PSA/DNA and PSE.  We use those brands to promote Collectors Universe as the premier independent provider of authentication and grading services in the high-value collectibles markets, in order (i) to increase our market share among existing users of authentication and grading services and (ii) to increase the use of our services by the numerous collectors that do not currently use any independent third-party authentication or grading services.

Although we have authenticated and graded over 16 million coins since the inception of PCGS and over 12 million trading cards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and vintage trading cards have been authenticated and graded.  According to recent data available on eBay’s websites, the number of coins available for sale at any one time on eBay generally exceeds approximately 250,000, of which only approximately 10% are authenticated and graded by a third-party authentication and grading service, such as ours. Similarly, the number of trading cards being sold at any one time on eBay generally exceeds approximately 400,000, of which only about 10% are independently authenticated and graded.  Additionally, we estimate that we have authenticated and graded less than 5% of the potential market of autographs and stamps in the United States.  Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors and, which we expect that many of them will be submitted for independent third-party authentication and grading.

To take advantage of these market opportunities, we continue to:

▪
enhance our marketing programs to promote our brands and services directly to Internet and other auction-related businesses.  These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

▪	initiate joint marketing programs with collectibles dealers that are designed to make their customers aware of the availability and benefits of our authentication and grading services;

▪	establish authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

▪
develop and expand our Set RegistrySM programs to increase demand for our collectible coin, trading card and stamp authentication and grading services among collectors and to increase traffic on our websites;

▪
develop and link buying and selling demand from our Set Registry program to Collectors Corner in order to increase the referral buyers to Collectors Corner dealer-subscribers, thereby enhancing the value of the subscription and increasing the preference of our brands in their respective markets;

▪	expand the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

▪	increase the promotion of our Collectors Clubs to attract and to provide incentives for collectors to use our services;

▪	participate at collectibles trade shows at which we offer on-site authentication and grading services to facilitate trading activity at the shows; and

▪	expand our website information services, including auction results, reference materials and on-going price guides and rarity reports.

Value-Added Content.  We publish authoritative price guides and rarity reports for coins, trading cards, sports autographs and memorabilia and stamps.  This information is available on our website and in our publications, generally for a fee.  These publications include:

▪
Price Guides.  We provide a wide variety of authoritative price guides for a number of collectible markets.  For example, we track the prices at which the 3,000 most actively-traded U.S. coins are sold, dating back to 1970, and compile and publish this information in a generally recognized collectible coin index, known as the CU3000.

▪
Rarity Reports.  We compile and publish reports that list the total number of coins and trading cards we have graded since our inception, categorized by item type and grade determination.  We can publish, for example, the exact number of Mint State (MS) 67-grade 1881-S Morgan silver dollars that we have graded. We believe that collectors use this information to make more informed decisions, as to rarity and value, when purchasing particular coins.

▪
Articles.  Collecting is a passion for many and has nuances and anecdotes that are well suited to a library of articles for each category of collectibles.  We write informative articles and publish them on our websites.  A sense of community is also important to collectors.  We, therefore, encourage our customers to communicate and to write articles which we sometimes publish on our websites or include in our publications.

▪
Historical Content.  Collecting is often about history and, in many instances, historical events associated with a collectible enhances its value.  In our publications, we provide short histories about unusual and rare collectibles.  We believe that these historical accounts add to the attractiveness and excitement of purchasing such items.  During 2004, House of Collectibles, a division of Random House, published the second edition of the Official Guide to Coin Grading and Counterfeit Detection, which was authored by our collectible coin experts.  To enhance the historical content that we are able to provide dealers and collectors, in the first quarter of fiscal 2006 we acquired CoinFacts.com, which operates a website at www.coinfacts.com, at which we are now able to offer coin dealers and collectors proprietary information about the date and mintmark combinations of U.S. Colonial Coins, early U.S. coins, such as the Liberty Cap Half Cent of 1794, as well as the most recent U.S. minted coins, such as the Fifty State Quarters™ and the One Ounce American Eagle Gold and Silver Bullion Coins currently being produced by the U.S. Mint.

▪
News.  We provide market news and information that are accessible to collectors and dealers on our websites.  The news and information most often relate to recent events, such as sales of collectibles at record prices, the introduction of new collectibles and trends and developments in the collectibles markets we serve.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia and stamps.  Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign a quality grade to these collectibles.

PCGS.  Since our inception in 1986, we have graded approximately 16 million coins.  We now authenticate and grade approximately 1.5 million coins per year.  We typically charge authentication and grading fees that range between $5 and $200 per coin, depending primarily on the turn-around time requested by the customer, which varies from one day for the highest level of service to approximately 60 days for the lowest level of service.  In the fiscal year ended June 30, 2009, our fee per coin averaged approximately $12.94.  We authenticate and grade coins in accordance with standards that we developed and which have become generally accepted in the industry.  We use both an adjectival and numeric system, with a scale of 1-to-70, to rate the quality of collectible  coins, with the highest number representing “gem” or perfect quality.  We have authenticated and graded, either before or after sale, two of the three highest priced U.S. coins ever sold at public auction, including an 1804 Draped Bust Silver Dollar, that was sold by the owner at an auction in 1999 for approximately $4.1 million and a U.S. 1913 Liberty Head Nickel that was sold for $4.15 million, the second highest price paid for any coin.

Our grading of coins involves an exacting and standardized process.  We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way.  We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of our authentication and grading process.  Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions of authenticity and the grades independently assigned by each of them are the same.  In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, a third expert is involved to make the final determinations of authenticity and grade.  The coin, the determination of authenticity and its grade are then verified by one of our senior experts, who have the authority to resubmit the coin for further review if deemed to be necessary.  Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the coin.  The coin is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, and the PCGS hologram and brand name.

PSA.  We launched our PSA trading card authentication and grading service in 1991 and, through June 30, 2009, authenticated and graded over 12 million trading cards.  Our trading card grading system uses both an adjectival and a numeric system with a scale from 1-to-10, with the highest number representing “mint” condition or perfect quality.  We employ trading card authentication and grading procedures that are similar to our coin authentication and grading procedures and at a minimum, two graders are assigned to every card.  On receipt of trading cards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the trading cards into our proprietary computerized inventory system that enables us to track the trading cards throughout our authentication and grading process.  Only after the authentication and grading process is complete is the trading card reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the trading card.  The trading card is then sonically sealed in our specially-designed, tamper-evident, clear plastic holder, which also encases a label that identifies the trading card, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

We primarily authenticate and grade baseball trading cards and, to a lesser extent, football, basketball and hockey trading cards, as well as entertainment and other collectible cards.  We typically charge fees ranging between $4 and $50 per card, with an average fee of $5.81 per card in 2009.  As is the case with coin authentication and grading, trading card authentication and grading fees are based on the particular turn-around time requested by the submitter, ranging from one day’s turn-around for the highest level of service to approximately 60 days for the lowest level of service.

The trading cards submitted to us for authentication and grading include primarily (i) older or vintage trading cards, particularly of memorable or historically famous players, such as Honus Wagner, Joe DiMaggio, Ted Williams and Mickey Mantle, and (ii) modern or newly produced trading cards of current or new athletes who have become popular with sports fans or have achieved new records or milestones, such as Ken Griffey, Jr. and Derek Jeter.  These trading cards have, or are perceived to have, sufficient collectible value and are sold more frequently than are trading cards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability.  Also, the production and sale of each new series of trading cards, which take place at the beginning and during the course of each new sports season, create new collectibles that provide a source of future additional authentication and grading submissions to us.  Among the trading cards that we have authenticated and graded is a 1909 Honus Wagner baseball card, which received a PSA grade of NM-MT8 and was sold by the owner, via auction in 2007, for approximately $2.35 million and then resold in September 2007 for $2.8 million.

PSA/DNA.  In 1999, we began offering authentication services for vintage sports autographs.  Because of the variability in the size of autographed memorabilia, the procedures we use necessarily differ from those used in authenticating and grading coins and trading cards.  Customers may ship the autographed memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication.  Our experts reference what we believe is one of the largest databases of known genuine examples of signatures for comparison to a submitted specimen and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we authenticate and store those photographs in a master database.  Before shipping the item back to the customer, a tamper-evident label is affixed to the collectible.  The label contains our PSA/DNA name and logo and a unique certificate number.  For additional security, in all cases when an item is fully authenticated, we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. Additional verification can be obtained by a chemical analysis of the ink to verify the unique DNA code used by PSA/DNA is, in fact, applied to the item.  As a result, if the label is removed from the item, it is still possible to verify that the item was authenticated by us.

Memorabilia that have been authenticated by our vintage autograph service include Mark McGwire’s 70th home run baseball, which was sold at auction in 1999 for more than $3 million, and the baseball bat, autographed by Babe Ruth, which he used to hit the first home run ever hit in Yankee Stadium in 1923.  That bat was sold by Sotheby’s for more than $1.2 million.

We also offer grading services for autographs.  We use uniform grading standards that we have developed to assign two grades to the collectible, one based on the physical condition or state of preservation of the autograph and the other based on the physical condition of the collectible, using a numeric scales of 1-to-10, with the highest number representing “Gem Mint” condition or perfect quality.

PSE.  We commenced our PSE stamp authentication and grading service in January 2000.  In rating the quality of stamps, we assign a numeric grade to each stamp that ranges from 1-to-100.  The grade assigned to a stamp is based on several characteristics, including the centering of the image on the stamp and the absence or presence of various faults, such as creases, perforation problems and other imperfections that, if present, will reduce the value of the stamp. For a stamp to receive a grade of 100, which means that it is in “gem” condition, the image on the stamp must be perfectly centered and the stamp must be faultless.  Stamps submitted to us for grading are independently examined and graded by at least two of our stamp experts.  After a stamp has been authenticated and graded, we generally issue a certificate of authentication that briefly describes the stamp and the grade assigned to it and has a digital image of the stamp attached.  The certificate bears the PSE name and logo and a unique certification number that we assign to the stamp for record-

keeping purposes.  We also offer our customers the option of having the stamp encapsulated in a tamper-evident, clear plastic holder with an encased label that, like the certificate, identifies the stamp and sets forth the grade assigned to it, its unique certification number and the PSE name and logo.

Stamps that have been authenticated and graded by us include an 1868 1¢ “Z” Grill U.S. postage stamp, which received a PSE grade of (XF) 90, indicating its quality was “Extremely Fine,” and which was last sold at auction in 1989 for more than $900,000.  The owner submitted the stamp to us shortly after we initiated our stamp authentication and grading service in 2000.

The volume of stamp authentication and grading submissions through fiscal 2009, relative to the number of coin and trading card submissions, has not been material.  Since stamp grading services are relatively new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

Marketing

We employ both “pull” and “push” strategies in marketing our services to dealers and collectors of high-value collectibles.  For collectibles, our “pull” strategies are designed to promote our brands and increase the preference among collectors for our authentication and grading services and to encourage collectors to communicate that preference to their collectibles dealers, because most authentication and grading submissions are made by dealers.  In our experience, if a customer requests a particular grading service, the dealer ordinarily will comply with that request.  On the other hand, if the customer expresses no preference, the dealer will make its own choice of authentication and grading service or may even decide not to submit the collectible to an independent service for authentication and grading.  Therefore, our “pull” oriented marketing programs emphasize (i) the protections that collectors and retail customers will have if they purchase collectibles, that we have authenticated and graded, and (ii) the improved marketability and higher prices that they and the associated retailers can realize if they use our independent third-party authentication and grading services.  Our “Push” Strategy, on the other hand, is designed to market our services directly to collectibles dealers to encourage them to use and promote our services.

Our “Pull” Strategy.  We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us.  Those programs and initiatives include:

▪
Direct Advertising.  We directly address collectors by advertising our services in trade journals and periodicals in each of our markets.  Those journals include Coin World, Numismatic News and Linn’s Stamp News.  We make personal appearances at major, national-market and international trade shows around the World that are attended by collectors, as well as dealers.  We also participate in and support programs conducted by non-profit associations whose members are primarily collectors, such as the American Numismatic Association and the American Stamp Dealers Association.

▪
Set Registry Programs.  We provide collectors with the opportunity to participate in free Internet “Set Registry” programs that we host on our collectibles websites.  These programs encourage collectors to assemble full sets of related collectibles that have been authenticated and graded by us.  Generally, each registered set is comprised of between 50 and 200 separate, but related, collectibles.  Examples include particular issues of coins, such as Twenty Dollar Gold Double Eagles or Morgan Silver Dollars; particular sets of trading cards, such as all Hall of Fame pitchers or a particular team, like the 1961 Yankees; or sets of collectible stamps, such as Columbian Commemoratives or Graf Zeppelin Airmail stamps.  Our Set Registry programs enable collectors:

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
to enter our annual Company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins, trading cards or stamps.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us.  To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us.  We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.  We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE beginning in 2004.  As an indication of the popularity of our Set Registry programs, more than 88,000 sets were registered on our Set Registries as of June 30, 2009, which represents a 22% increase over the number registered as of June 30, 2008.

▪
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin, currency and trading card collectors.  For an annual membership fee, ranging from $50 to $200, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  As of June 30, 2009, there were approximately 18,000 members in our Collectors Clubs.

▪
Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website, which we purchased in 2005, is a business-to-business website for recognized dealers in the trade. Currently, there are over 170,000 certified coins being offered at bid and ask at an aggregate value of approximately $200 million.  The liquidity afforded the units traded on CCE increases the demand for PCGS certified coins.

▪
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and select for purchase coins, trading cards and items of currency that have been certified by us and are being offered for sale by dealers.  Currently, there are approximately 100,000 collectibles listed for sale on Collectors Corner.  All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner.  We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members of the marketplace and selling community. Items listed are at fixed prices with the opportunity to negotiate lower prices.  We believe that the increased turnover offered for items listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a trading card set in the PSA Set Registry, create increased brand preference for PCGS, PSA and PSE authenticated and graded items.

Our “Push” Strategy.  We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services.  Our marketing message is focused on the potential increase in marketability of the collectibles due to the increase in consumer confidence that is attributable to our independent authentication and grading of those collectibles.  These marketing programs include:

▪
Trade Publication Advertising and Direct Communications.  We communicate to dealers and auctioneers by direct contact and through advertising in trade journals and publications in the respective markets. Those journals include Coin World, Numismatic News and Linn’s Stamp New.  We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

▪
Trade Shows and Conventions.  There are numerous collectibles trade shows and conventions held annually in the United States, of which approximately 15 generally are considered to be the largest and most significant in the collectible coin, trading card, autograph and stamp markets.  At these shows and conventions, collectibles dealers gather on a trading floor or “bourse” to buy and sell collectibles.  We offer same day, on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same day, on-site services.

▪
In July 2006, we acquired Expos Unlimited LLC (“Expos”), a trade show management company that operates two of the larger and better known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  This acquisition assures us of the continued availability of these two show venues for our onsite authentication and grading services, provides us a platform for inaugurating and conducting collectibles shows in our other markets and adds management personnel who are experienced in managing and conducting collectibles trade shows.

▪
Authorized Dealer Network.  We have implemented authorized dealer programs for coin and trading card collectibles dealers and auction companies.  Authorized dealers are able to use our marketing materials which are designed to promote our services and those of our authorized dealers to collectors.  Those materials include “point of sale” and “point of purchase” displays and brochures and direct mail pieces for insertion in customer mailings.  In addition, authorized dealers may use our brand logotypes on their websites to attract buyers for coins and trading cards that have been authenticated and graded by us.  We also conduct joint marketing programs with our authorized dealers in which we provide financial support for dealer marketing programs, approved by us, that promote both the dealer’s products and services and our authentication and grading services.

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

Registered Marks		Unregistered Marks
Collectors Universe	World Series of Grading	Coin Universe
PCGS	CU3000	Collectors.com
Professional Sports Authenticator	PSE	Record Universe
PSA	History in Your Hands	PCGS Currency
PSA/DNA		Set Registry
First Strike		Expos Unlimited
Quick Opinion		Long Beach Coin, Stamp and Collectibles Expo
Sports Market Report		Santa Clara Coin, Stamp and Collectibles Expo

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2009, we employed 35 experts in our authentication and grading operations, who have from 7 to 51 years, and an overall average of 29 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had experience in grading in competing organizations.  However, talented authentication and grading experts in collectibles are in short supply and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us.  Under the terms of the warranty, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, if we so choose, to pay the difference in value of the item at its original grade as compared with its lower grade.  Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or trading card at the price that the then-owner paid for that collectible.  We accrue for estimated warranty costs based on historical claims experience.  In the second quarter, and early in the third quarter of fiscal 2008, we incurred warranty claims that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we will continue to monitor the adequacy of our warranty reserves on an on-going basis.  If warranty claims were to increase in relation to historical trends and experience, management would be required to increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.  Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us.  The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

Customer Service and Support

We devote significant resources, including a 21-person staff, who provide personalized customer service and support in a timely manner handling approximately 200 customer service calls per day and support our Set Registry and trade show programs.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded.  When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 A.M. and 5:00 P.M., Pacific Time.  We also involve our collectibles experts in providing support services when necessary to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase most of the injection-molded plastic parts for our clear plastic holders principally from a single supplier.  There are numerous suppliers for these items, however, and we believe that, if necessary, we could obtain those items from any of those other suppliers without significant cost to us.  However, if it were to become necessary for us to obtain another supplier, we might have to arrange for the fabrication of a die for the new supplier.  Fabrication of high-value precision dies can be a lengthy process.  Therefore, it is our practice to maintain at least a one month supply of these molded plastic parts in inventory.

Competition

Coin Authentication and Grading.  We have three primary competitors in the coin authentication and grading market: Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading and ANACS.

Trading card Authentication and Grading.  We have two primary competitors in trading card authentication and grading: Beckett Trading card Grading Corporation, and Trading Card Guaranty, LLC.

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

The principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness, (ii) an established reputation for integrity, independence and consistency in the application of grading standards, and (iii) responsiveness of service.  Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values.  We believe that our PCGS, PSA, PSA/DNA, and PSE brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets.  Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market.  However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop.  The limited supply of experienced collectibles experts also operates as a barrier to entry or expansion.

Information Technology

We have developed proprietary software systems for use in our authentication and grading operations, principally for order tracking, processing and recordkeeping, as well as for the operation and maintenance of our Internet websites.  These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries, QuickOpinion Systems and Featured Dealer Systems.  These applications are written in Microsoft Visual Basic.NET, Microsoft C#, Microsoft ASP.NET and Microsoft SQL Server.  We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6.  Additionally, we maintain an integrated local area network that assists in and provides certain controls on production, physical product movement, accounting and financial functions, data warehousing and other tasks.  During the fiscal year ending June 30, 2009, our systems tracked the authentication and grading process, generating records and data for approximately 3,000,000 collectibles submitted to us for authentication and grading, without significant disruption or loss of service.

Although we do not primarily conduct our business on the Internet, we do use the Internet for information exchange and delivery of market-oriented content, as well as for our Set Registry and certain of our other marketing programs.  As a result, we have over 55 Dell PowerEdge Servers with RAID protected storage, along with multiple fully redundant SQL Server 2000 and 2005 high-availability database clusters supporting over 10 terabytes of storage.  The majority of this hardware resides at our headquarters in a server room that has 24/7 environmental monitoring and alerting through hardware sensors, 24/7 network availability and performance monitoring and alerting through network management software and 24/7 Internet availability and performance monitoring and alerting through third-party providers.  The Internet connectivity flows through multiple Internet providers with an aggregate of 47 megabits of total Internet bandwidth using multiple layers of Internet firewall protection, including 5 Cisco PIX firewalls (across multiple locations).  We maintain a multi-tiered antivirus infrastructure.  We use the FrontBridge Anti-Spam managed service, which deploys multiple layers of technology to provide preventative and protective spam defense.  Critical systems are backed up nightly using a backup infrastructure with a 30 terabyte capacity (expandable through drive upgrades to hundreds of terabytes).  The network servers and infrastructure are managed by administrators certified by Microsoft, Cisco and CompTIA.

As a result, any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.

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

Employees

As of June 30, 2009, we had 180 full-time employees and 36 part-time employees (primarily security personnel), of which 160 were employed in our authentication and grading-related businesses, including our 35 experts and 21 customer service and support personnel.  The other employees included 4 in information services, 4 in marketing, 4 in our CCE subscription business, 24 in our Expos business, of which 23 were part-time employees, and 20 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider relations with our employees to be good.

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

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that affect the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles.  Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature.   Declines in purchases and sales, and in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins, trading cards and stamps, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; (ii) causing collectibles dealers and collectors to request longer turn-around times with respect to the collectibles they submit to us for grading, which would reduce our revenues, gross profit margin and operating results, and (iii) reducing the ability of customers to pay outstanding accounts receivable.

The continuing economic recession and credit crisis in the United States that adversely affected our revenues in fiscal 2009 may lead to continued declines in our revenues and financial results.

Revenues in all our grading and authentication businesses declined by 9% in fiscal year 2009, compared to fiscal year 2008, which we believe was primarily due to the economic recession and banking and credit crisis that prevailed throughout fiscal 2009 and which are continuing into fiscal 2010.  While our total coin grading and authentication revenues increased by 14% in the fourth quarter of fiscal 2009, compared to the fourth quarter of 2008, there is no assurance that this represents a trend that will continue into 2010 nor that our other grading and authentication businesses will continue to experience declines in revenues in the fourth quarter of fiscal 2009, compared to the same period of the prior year.  We believe, uncertain economic conditions and the lack of credit will continue to make business conditions challenging and could adversely affect our results of operations in fiscal 2010.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary consumer popularity or “fads” among collectors or the popularity of certain marketing programs may lead to short-term or temporary increases, followed by decreases, in the volume of collectibles that we authenticate and grade.  These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services.  A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading, related services and product sales accounted for approximately 58%, 58% and 60% of our net revenues in fiscal 2009, 2008 and 2007, respectively.  We believe fluctuations in coin grading submissions can be due, at least in part, to (i) economic downturns which can result in a decline in consumer confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, and (ii) the performance of the stock markets, the level of interest rates and fluctuations in the value of the U.S. Dollar, which can lead investors to shift some of their investments between stocks and bonds and precious metals.  The lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to adverse changes in these economic conditions.  These adverse changes include fluctuations in the value of precious metals or recessionary conditions that could result in declines in collectibles authentication and grading submissions generally or, more particularly, in collectible coin submissions that would, in turn, result in reductions in our total net revenues, gross margin and operating results.

Our top five customers account for approximately 10% of our total net revenues.

During the year ended June 30, 2009, five of our customers accounted, in the aggregate, for approximately 10% of our total net revenues.  As a result, the loss of any of those customers, each of which is a collectibles dealer, or a lower level of grading submissions by any of those customers, could cause our net revenues to decline and, therefore, could harm our operating results.  Moreover, historically, same day on-site authentication and grading submissions at trade shows, on which we realize higher margins than on other submissions, have represented a significant portion of the authentication and grading submissions we have received from these customers.  Consequently, a material decline in trade show attendance or submissions by these customers would adversely affect our revenues and gross margin and, therefore, our operating results in the future.

There are risks associated with new service offerings, with which we have little experience.

We seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability.  Those new services, however, may prove to be unprofitable and negatively impact our operating results.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees.  As a result, the loss of the services of any of our executive officers or other key management employees could harm our business.  Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles.  In particular, the loss of David G. Hall, our President, could have a negative effect on our reputation for expertise in the collectible coin market and could lead to a reduction in coin authentication and grading submissions to us.

We are dependent on our collectibles experts.

In certain of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense.  Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs that will enable us to add collectibles experts, as necessary, to grow our business and offset employee turnover that can occur from time to time.  If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.  Moreover, some of our experts could leave our Company to join a competitor or start a competing business.

We could suffer losses on authentication and grading warranties.

We issue an authenticity or grading warranty with every coin, trading card and stamp that we authenticate or grade.  Those warranties provide that:

▪
if any coin, trading card or stamp that we authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at the price paid for it by its then owner; and

▪
if any coin, trading card or stamp that we graded and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the price paid by its then owner or to pay the difference in its value at its original grade, as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties and, therefore, we maintain reserves for such warranty claims based on historical experience.  However, there is no assurance that these warranty reserves will prove to be adequate and, if they are not, our gross margin and operating results could be harmed.  As a result, we monitor the adequacy of our warranty reserves on an on-going basis.  During 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience.  As a result, we recognized an additional expense of $822,000 in the second quarter of 2008 to provide for those claims.  We also increased our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience.  Those actions contributed to an increase in our costs of sales in fiscal year 2008 and, therefore, reduced the earnings that we would otherwise have earned from our continuing operations.

Increased competition could adversely affect our financial performance.

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense.  Increased competition in our collectibles markets could adversely affect our pricing and profit margins and our ability to achieve further growth, and we cannot provide assurances that we will continue to be successful in competing against existing or future competitors in our collectibles markets.  Also, if we were to enter into new collectibles markets, it is likely we would face intense competition from competitors in those markets who are likely to have greater brand name recognition and long term relationships with collectibles dealers and individual collectors in those markets than we will have.  Such competition could adversely affect our ability to generate profits and could cause us to incur losses in those markets and damage our financial condition.

We may be unable to sublet leased facilities that we no longer occupy in New York, which could adversely affect our cash flows.

We continue to have obligations to pay rent and other charges under two leases for office facilities in New York City that had been occupied by our jewelry businesses prior to our discontinuance of and exit from those businesses in fiscal 2009.  The remaining duration of those leases is more than seven years ending in 2017, during which we are obligated to pay rent and other charges under those leases which, as of June 30, 2009, totaled approximately $7,800,000.  In an effort to reduce those financial obligations, we have engaged an independent commercial real estate brokerage firm to find subtenants for these offices.  The extent to which we will be able to reduce those obligations will depend primarily on the time it will take to sublet those offices and rents we will be able to charge the subtenants, which will be determined primarily by economic conditions in the New York City rental market over which we have no control.  As a result, we can not predict the extent to which we will be able to reduce those financial obligations and until such time as we are able to sublet these facilities, we will have to pay the rents and other charges under the leases for these facilities, which will reduce our cash flows and, therefore, could adversely affect our financial condition and increase the losses from discontinued operations that we will have to record in the future, which will have the effect of reducing our net earnings.

Due to the uncertainties regarding the extent to which we will be able to reduce the financial obligations under those leases by subletting the offices, we established accruals totaling $4,454,000 for the rents and other charges that we estimated we will have to pay through the expiration of the leases.  If conditions in the rental market in New York City were to continue to deteriorate, it would become necessary for us to increase the accrual by a charge to discontinued operations that would have the effect of reducing our net earnings.

Our reliance on a single source for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins, trading cards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders.  In order to take advantage of volume pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from one principal supplier.  Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Our computer and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

Our operations are dependent upon our ability to protect our computer systems that we use in our authentication and grading operations and to maintain our websites against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events.  In this regard, Southern California, where we are primarily located, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems.  We do not have redundant computer systems at any locations that are remote from Southern California.  Any damage to or failure of our computer systems could cause an interruption in our services that could harm our business, operating results and financial condition.

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

Our operations depend on a number of third parties for Internet access and delivery services.  We have limited control over these third parties and no long-term relationships with any of them.  For example, we do not own a gateway onto the Internet, but, instead, rely on Internet service providers to connect our website to the Internet.  Should the third parties that we rely on for Internet access or delivery services be unable to serve our needs for a sustained time period as a result of a strike, natural disaster or for any other reason, our revenues and business could be harmed.

Acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of any acquisition or commencement of any new business.

While we are not currently focused on business acquisitions, there may be opportunities that present themselves in the future to acquire existing businesses or commence new businesses that would give us the opportunity to offer additional services to our existing customers or enter into new markets and, thereby increase our revenues and our earnings.  The purchase or commencement of a new business presents a number of risks and uncertainties, including

(i) difficulties in integrating the new business into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel; and (v) the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

We are exposed to potential risks and we will continue to incur costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Although we have documented and tested the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 since fiscal 2005, we expect we will continue to incur costs in order to maintain compliance with that Section of the Sarbanes-Oxley Act.  Moreover, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, or if our internal procedures applied for testing internal controls prove to be inadequate, our reputation may be harmed or we may be subject to litigation.

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

We have not conducted an exhaustive search of possible prior users of our unregistered trademarks or service marks, including Coin Universe, Collectors.com and PSE.  Therefore, it is possible that our use of some of these trademarks or service marks may conflict with the rights of others.  As a result, we could face litigation or lose the use of some of these trademarks or service marks, which could have an adverse effect on our name recognition and result in a decrease in our revenues and an increase in our expenses.

The imposition of government regulations could increase our costs of doing business.

With the exception of state laws applicable to autograph authentication, the collectible coin and other high-value collectibles markets are not currently subject to direct federal, state or local regulation.  However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of auction businesses.  Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, trading cards and other collectibles that are submitted to us for authentication and grading.

The repurchase of our shares of common stock in July 2009 may reduce the public float for our shares, which may reduce trading activity and adversely affect the trading value and liquidity of our common stock.

In July 2009, we completed a modified “Dutch Auction” tender offer pursuant to which we repurchased a total of 1,749,828 of our outstanding shares of common stock, reducing the number of our shares that are outstanding to approximately 7,408,516.  Of those outstanding shares, affiliates of the Company own a total of approximately 1,275,000 shares, the salability of which is restricted under applicable securities laws and which are, as a result, not included in our public float.  As a result, the trading volume of our shares may decline, which would reduce the liquidity of our shares, making it more difficult for our stockholders to sell their shares and could depress, and make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below the expectations of securities market analysts and investors, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain.  These factors include:

▪	increases or decreases in number of collectibles graded from period to period;

▪
changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals;

▪
changes in economic conditions that reduce the availability of disposable income and may cause collectors and collectibles dealers to reduce their purchases of collectibles, which could result in declines in the demand for the services we provide; and

▪	the actions of our competitors.

If, as a result of these or other conditions or factors, our quarterly operating results fall below expectations, securities market analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock.  Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation.  If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

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

In addition, provisions of Delaware law and our stock incentive plans may also discourage, delay or prevent a change in control or unsolicited acquisition proposals.

Furthermore, on January 9, 2009, the Company’s Board of Directors unanimously adopted a limited duration Stockholder Rights Plan, which could make a takeover attempt more costly for a potential acquirer and could delay or even prevent a change of control.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease approximately 46,000 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019.  We currently sublease 2,184 square feet of this office space to a related party sub-tenant with an expiration date that coincides with the expiration of the Company's lease.  In connection with our Expos shows management business, we lease approximately 1,000 square feet in Santa Barbara, CA under a lease agreement with a related party on a month-to-month basis.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to be obligated to pay rent and other charges under two leases, expiring in 2017, for a total of approximately 12,000 square feet of office facilities that had formerly been occupied by those businesses in New York City.  We are seeking to sublet those offices in order to reduce our financial obligations under those leases.  However, there are no assurances that we will succeed in subletting those offices on terms that would significantly offset our financial obligations under the leases.  See Risk Factors -- We may be unable to sublet leased facilities that we no longer occupy in New York City, which could adversely affect our cash flows” in  Item 1A above and “Management Discussions and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Outstanding Financial Obligations” for additional information regarding these lease obligations.

ITEM 3.          LEGAL PROCEEDINGS

We are sometimes named as a defendant in lawsuits that arise in the ordinary course of business.  We do not believe that any of those lawsuits that are currently pending is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions

Michael J. McConnell	43	Chief Executive Officer
David G. Hall	62	President
Joseph J. Wallace	49	Chief Financial Officer

MICHAEL J. MCCONNELL, has served as Chief Executive Officer since April 1, 2009.  He is a private investor. From 1998 to September 30, 2008, Mr. McConnell was a Managing Director of Shamrock Capital Advisors, Inc., which is a manager of private equity, real estate and direct investment funds, including the Shamrock Activist Value Funds.  Mr. McConnell also served as a member of that firm’s Executive Committee. Prior to joining Shamrock in 1994, Mr. McConnell held various positions at PepsiCo, Merrill Lynch and Kidder Peabody.  Mr. McConnell formerly served on the boards of Ansell Limited, Nuplex Industries, Force Corporation, iPass, Inc., and Port-link International. Mr. McConnell also serves on the Board of Governors of Opportunity International. Mr. McConnell received his B.A. in economics from Harvard University and his MBA degree (with distinction—Shermet Scholar) from the Darden School of the University of Virginia.

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

JOSEPH J. WALLACE became the Company’s Chief Financial Officer in September 2005.  Prior to becoming Chief Financial Officer, he was the Company’s Vice President of Finance from November 2004 and Controller from June 2004.  From 1997 to 2003, Mr. Wallace was Vice President of Finance, Chief Financial Officer and Secretary of STM Wireless, Inc., a public traded company engaged in the business of developing, manufacturing and marketing satellite communications products and services.  Mr. Wallace is a Fellow of the Institute of Chartered Accountants in Ireland, and a CPA in the State of California.

PART II

ITEM 5.          MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following table sets forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2009 and 2008.  The stock prices and dividends per share have been retroactively adjusted for the 10% stock dividend issued in November 2008.

Fiscal 2009	Closing Share Prices
	High	Low	Cash Dividend Per Share
First Quarter	$8.45	$5.88	$0.23
Second Quarter	6.83	2.42	-
Third Quarter	4.18	2.64	-
Fourth Quarter	5.20	3.91	-

Fiscal 2008	Closing Share Prices
	High	Low	Cash Dividend Per Share
First Quarter	$13.86	$11.39	$0.23
Second Quarter	12.32	9.20	0.23
Third Quarter	10.75	7.67	0.23
First Quarter	$9.26	$7.11	$0.23

We had 73 holders of record and approximately 2,091 beneficial owners of our common stock as of June 30, 2009.

Dividends.  In the fourth quarter of fiscal 2006, our Board of Directors approved a dividend policy that called for the payment of regular quarterly cash dividends to our stockholders, initially in the amount of $0.07 per share per quarter, as adjusted retroactively for the aforementioned 10% stock dividend.  That quarterly dividend rate was subsequently increased on two occasions by our Board of Directors and, during fiscal 2008, we paid quarterly cash dividends of $0.23 per common shares, as adjusted retroactively for the aforementioned 10% stock dividend.  As a result, we paid cash dividends in fiscal 2008 totaling $8,517,000.

As we had previously disclosed, the continued payment of cash dividends was subject to change or discontinuance based a number of factors, including our financial performance and changes in market and financial conditions.  On September 26, 2008, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources.  At the same time, the Board of Directors approved a 10% stock dividend on the Company’s outstanding shares that was issued in November 2008.  During fiscal 2009, prior to that suspension of dividend payments, the cash dividends we had paid to our stockholders totaled $2,090,000.

Share Buyback Program.  In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, became available.  During the fiscal years ended June 30, 2009, 2008 and 2007, we repurchased a total of 120,000, 232,152, and 72,517 shares, respectively, of our common stock under this program for aggregate purchase prices of approximately $484,000, $2,198,000 and $945,000, respectively (excluding transaction costs).   We currently have $3.7 million available for share purchases under the share buyback program.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2009, 2008 and 2007, and the selected balance sheet data at June 30, 2009 and 2008 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2006 and 2005 and the related balance sheet data at June 30, 2007, 2006 and 2005 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Continuing Operations.  In fiscal 2009, with the approval and at the direction of our Board of Directors, we discontinued and disposed of our diamond and colored gemstone (“jewelry”) authentication and grading businesses effective as of March 2, 2009, which were operated by Gem Certification and Assurance Lab, Inc. (“GCAL”) and American Gemological Laboratories, Inc. (“AGL”) and sold our currency authentication and grading business effective as of February 4, 2009.

Consequently, the results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia, and stamp authentication grading businesses for each of the fiscal years in the five year period ended June 30, 2009 and the results of operations of CoinFacts.com and Certified Coin Exchange (“CCE”), from their respective dates of acquisition in fiscal 2005 and Expos LLC (“Expos”), from the date of its acquisition in fiscal 2006.

Discontinued Operations.  The results of our discontinued operations reflect (i) the operating activities of GCAL (including Gemprint) and AGL from the dates of their acquisition in November 2005 and August 2006, respectively, impairment charges recognized in connection with those businesses in fiscal 2008 and 2009 and losses incurred in connection with the closure and sales of assets of those businesses in fiscal 2009, which include certain accruals for on-going real estate lease obligations of those businesses established in fiscal 2009, (ii) the operating activities of our currency authentication and grading business from the date of its commencement in fiscal 2005 and a loss incurred on its sale in February 2009, and (iii) to a much lesser extent, the remaining disposal activities following the disposition, in fiscal 2004, of our collectibles sales businesses.

Consolidated Statement of Operations Data:	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Net revenues(1)	$35,914	$39,505	$38,686	$36,060	$33,540
Cost of revenues	16,385	19,779	16,736	14,074	12,172
Gross profit(1)	19,529	19,726	21,950	21,986	21,368
Selling, general and administrative expenses	15,921	17,930	18,444	16,567	14,177
Impairment losses	649	-	16	-	-
Amortization of intangible assets	871	490	505	17	-
Operating income	2,088	1,306	2,985	5,402	7,191
Interest income, net	284	1,138	2,149	2,349	906
Other income, net	14	6	7	26	26
Income before income taxes	2,386	2,450	5,141	7,777	8,123
Provision for income taxes	1,183	2,155	2,336	3,390	3,230
Income from continuing operations	1,203	295	2,805	4,387	4,893
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(2)	(18,126)	(15,927)	(3,320)	(687)	(75)
Net income (loss)	$(16,923)	$(15,632)	$(515)	$3,700	$4,818

Net income (loss) per basic share:
Income from continuing operations	$0.13	$0.03	$0.30	$0.47	$0.63
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.99)	(1.71)	(0.36)	(0.07)	(0.01)
Net income (loss)	$(1.86)	$(1.68)	$(0.06)	$0.40	$0.62
Net income (loss) per diluted share:
Income from continuing operations	$0.13	$0.03	$0.30	$0.45	$0.60
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.98)	(1.69)	(0.35)	(0.07)	(0.01)
Net income (loss)	$(1.85)	$(1.66)	$(0.05)	$0.38	$0.59
Weighted average shares outstanding:
Basic	9,103	9,295	9,204	9,320	7,714
Diluted	9,135	9,419	9,462	9,660	8,197

Cash dividends paid on common stock	$2,090	$8,517	$3,350	$674	$-
Cash dividends paid per share of common stock	$0.23	$0.91	$0.36	$0.07	$-

	At June 30,
Balance Sheet Data:	2009	2008	2007	2006	2005
	(In thousands)
Cash and cash equivalents	$23,870	$23,345	$42,386	$52,110	$65,439
Working capital – continuing operations	23,108	26,771	42,720	54,844	68,565
Working capital (deficit)– discontinued operations	(1,725)	(774)	(511)	44	349
Goodwill and Intangibles – continuing	5,402	6,661	5,935	2,866	79
Goodwill and Intangibles – discontinued	-	5,805	17,315	11,607	-
Total assets – continuing operations	35,989	42,567	57,315	65,470	75,092
Total assets – discontinued operations	284	9,451	20,786	12,751	442
Stockholders' equity	24,779	43,830	68,891	71,906	70,566

1.
Include revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $394,000, $1,046,000 and $284,000 in fiscal 2009, 2008 and 2007, respectively, and less than $50,000 in each of fiscal 2005 and 2006.  Such product revenues are not considered an integral part of our on-going revenue generating activities.  The gross margin on product sales were (51)%, 7% and 33%, in fiscal 2009, 2008 and 2007, respectively.

2.
Discontinued operations include aggregate impairment losses in 2009 and 2008 of $7,695,000 and $11,233,000, respectively, and a loss on the closure of our jewelry businesses in fiscal 2009 of approximately $5,188,000, inclusive of an accrual for on-going real estate lease obligations of those businesses.  See note 4 to our Consolidated Financial Statements below in Item 8, Financial Statements and Supplementary Data.

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

Introduction and Overview

Our Business

We provide grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, memorabilia and stamps (“collectibles”).  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible, (ii) sets forth the quality grade we have assigned to it and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets, “PSA/DNA” for autographs and memorabilia and “PSE” for stamps.  Additionally, we warrant our certification of the authenticity and the quality grade that we assign to the coins, trading cards, currency and stamps bearing our brands.  We do not warrant the authenticity determinations we make with respect to autographs.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed principally to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) the collectibles trade show conventions that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus of or an integral part of our business.

Acquired Businesses in our Continuing Operations.  On July 14, 2005, we purchased, for an aggregate purchase price of $515,000 in cash, substantially all the assets of CoinFacts.com, which operated an Internet website on which it published detailed proprietary information and history on U.S. Coins.

On September 2, 2005, we acquired, for an aggregate purchase price of $2,377,000 in cash, the common stock of Certified Coin Exchange (“CCE”), which operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins.  An affiliated, but unrelated business, CTP, was acquired as part of this acquisition and was disposed of by us in November 2005.

Effective July 1, 2006 we acquired, for an aggregate purchase price of $2,475,000 in cash, all of the outstanding ownership interests of Expos Unlimited LLC (“Expos”), a California limited liability company engaged in the business of owning and conducting collectibles trade shows and conventions.

Discontinued Operations

During the period from fiscal 2006 through the latter part of fiscal 2009, we were also engaged in the business of authenticating and grading diamonds and colored gemstones (the “jewelry businesses”) and currency.

In the second quarter of fiscal 2009, the Board of Directors approved a plan to dispose of our currency grading and authentication business, which we sold in February, 2009.

In March, 2009 our Board of Directors adopted a plan to dispose of our jewelry businesses in order to focus our financial and managerial resources, and expertise, on our collectible coin, trading card, autographs and memorabilia and stamp authentication and grading businesses (our “collectibles businesses”).  The decision to implement this plan was based on a number of factors and considerations that included, among others, the continued operating losses of the jewelry businesses, which had proved to be disappointing and had not met expectations; the current economic climate prevailing in the United States, which has materially and adversely affected the jewelry and other luxury goods markets; and the additional capital that would be required to grow the jewelry businesses in comparison to the lower capital requirements of our collectibles grading and authentication businesses.  See BUSINESS—Recent Developments—Discontinued Operations of Collectibles Sales Businesses” in Part I of this Report.  Pursuant to that plan, in March 2009 we discontinued our jewelry businesses and have disposed of substantially all the assets of our jewelry businesses.

In the fourth quarter of fiscal 2009, the Board of Directors decided that we cease internal development of the business or assets of the Gemprint identification technologies, which we acquired in fiscal 2006, and we are currently in the process of selling the Gemprint assets.

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, the assets and related liabilities of these businesses and their related operating results were classified as discontinued operations in our consolidated financial statements and prior period financial statements have been restated on that same basis.   See “Selected Financial Data” and our Consolidated Financial Statements contained in Item 8 in Part II of this Report.

Additionally, as a result of our divestiture of our jewelry and currency authentication and grading businesses and their classification as discontinued operations, our collectibles authentication and grading businesses comprise our continuing operations and the discussion that follows focuses almost entirely on those businesses

Factors That Can Affect Operating Results and our Financial Position

Factors that Can Affect our Revenues.  Our revenues generated by our continuing operations are comprised of (i) fees generated by our authentication and grading of high-value collectibles, and (ii) to a lesser extent, revenues from sales of collectibles club memberships, advertising on our websites and in printed publications and collectibles price guides, subscription-based revenues primarily generated by our CCE dealer-to-dealer Internet bid-ask market for collectible coins that have been authenticated and graded (collectively, “certified”) and fees earned from the management, operation and promotion of collectibles trade shows and conventions.  Our revenues also include revenues from sales of products, which consist primarily of coins that we purchase under our warranty policy.  However, those revenues, which vary from period to period depending on the volume and dollar amounts of the coin warranty claims we receive, are not the focus and do not constitute an integral part of our business.

Our authentication and grading fees accounted for approximately 80% of our total net revenues in the fiscal years ended June 30, 2009 and 2008, respectively, and 84% in fiscal 2007.  The amounts of such revenues are primarily affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand, (ii) in the case of coins and trading cards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

Our revenues also are affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turn-around for the coins they submit at those shows.   The level of trade show submissions will vary from period to period depending upon a number of factors, including the number and the timing of the shows, the volume of collectible coins bought or sold at those shows by dealers and collectors, and short-term decisions made by dealers during shows,  In addition, the number of such submissions and, therefore, the revenues we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the price of gold that sometimes occur around the time of the shows, which can affect the volume of coin transactions that take place at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 10% of our total net revenues in the fiscal year ended June 30, 2009.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Factors Affecting our Gross Profit Margins.  The gross profit margins we earn on collectibles authentication and grading submissions also are primarily affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of coins and trading cards, the “turn-around” times requested by our customers, because we charge higher fees for faster service times, and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turn-around times for vintage or classic coins and trading cards than they do for modern submissions.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Impact of Economic Conditions on our Financial Performance.  We generate all of our revenues from continuing operations from the collectibles markets.  As a result, the demand for our services and, therefore, our revenues, depend to a great extent on the volume of purchases and sales of the high-value collectibles that we authenticate, because dealers and collectors most often submit collectibles to us for authenticating and grading in anticipation of or in connection with their sales and purchases of those collectibles (“collectibles transactions”).  The volume of collectibles transactions is, in turn, primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation, because the threat of and actual increases in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation, and (v) the performance and volatility of the gold and other precious metals markets and the stock markets, which affects the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins if they believe that the market prices of gold will increase or the prices of stock will decline.  As a result, generally, collectibles transactions and, as a result, the demand for our authentication and grading services, increase during periods characterized by economic growth, accessibility to lower cost borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to stocks during periods of economic growth and consumer and business confidence.

The current economic recession in the United States, continued uncertainty about the ultimate severity and duration of that recession, declines in cash flow that is available to collectibles dealers as a result of the credit crisis (which has made it difficult for collectibles dealers to obtain borrowings to fund their purchases) and the carrying costs of maintaining an inventory of high-value collectibles, combined to reduce the volume of collectibles transactions and the demand for our services during the fiscal year ended June 30, 2009.  As a result, during that year, we experienced declines in the demand for and in the revenues generated by all of our authentication and grading businesses.

The following tables provide information regarding the respective number of coins, trading cards, autographs and stamps that we graded or authenticated in the fiscal years ended June 30, 2009, 2008, and 2007.

	Units Processed
	2009		2008		2007
Coins	1,456,100	52%	1,474,900	48%	1,558,700	51%
Trading cards	1,171,600	41%	1,329,500	43%	1,262,700	41%
Autographs	168,100	6%	199,600	7%	169,800	6%
Stamps	25,700	1%	53,000	2%	66,200	2%
Total	2,821,500	100%	3,057,000	100%	3,057,400	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication.

	Declared Values (000)
	2009		2008		2007
Coins	$1,119,000	91%	$1,327,000	90%	$1,435,000	92%
Trading cards	79,000	6%	90,000	6%	88,000	6%
Autographs	15,000	1%	26,000	2%	24,000	1%
Stamps	22,000	2%	25,000	2%	12,000	1%
Total	$1,235,000	100%	$1,468,000	100%	$1,559,000	100%

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We expect that internally generated cash flow will be sufficient to fund our continuing operations.

Besides the day to day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund the acquisition of new established businesses and or early-stage businesses.  In addition, our financial position reflects the Company’s tax position in that the Company may only be required to pay minimum taxes, when it has net operating losses available to offset current period taxable income and the investment policy adopted for its cash balances, as this will impact the level of interest income earned on those cash balances.

Trends and Challenges in and Opportunities for our Businesses

The principal trends affecting our business are the economic recession and credit crisis, and uncertainties as to the ultimate severity and duration are continuing to adversely affect collectibles commerce and, as a result, the demand for our services and, hence, our revenues.

We do not know and cannot predict, with any level of assurance, the changes in the spending and savings habits of consumers and collectibles dealers and the effect of these changes on our business.  As a result, we will continue to focus on (i) achieving further reductions in our cost structure for cost of sales and our selling, general and administrative expenses during fiscal 2010 as a means to offset the potential impact of the economic recession and credit crisis on our net revenues and (ii) developing new sources of revenues within the collectibles market, in order to increase our net revenues and, together with costs savings, to increase our profitability.

Overview of Fiscal 2009 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2009 and 2008.

	Year Ended June 30, 2009		Year Ended June 30, 2008
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$35,914	100.0%	$39,505	100.0%
Cost of revenues	16,385	45.6%	19,779	50.1%
Gross profit	19,529	54.4%	19,726	49.9%
Selling and marketing expenses	4,306	12.0%	5,137	13.0%
General and administrative expenses	11,615	32.4%	12,793	32.4%
Impairment losses	649	1.8%	-	-
Amortization of intangible assets	871	2.4%	490	1.2%
Operating income	2,088	5.8%	1,306	3.3%
Interest income, net	284	0.8%	1,138	2.9%
Other income	14	-	6	-
Income before provision for income taxes	2,386	6.6%	2,450	6.2%
Provision for income taxes	1,183	3.3%	2,155	5.5%
Income from continuing operations	1,203	3.3%	295	0.7%
Loss from discontinued operations	(18,126)	(50.4)%	(15,927)	(40.3)%
Net loss	$(16,923)	(47.1)%	$(15,632)	(39.6)%
Net loss per diluted share:
Income from continuing operations	$0.13		$0.03
Loss from discontinued operations	(1.98)		(1.69)
Net loss	$(1.85)		$(1.66)

As the above table indicates, despite a $3.6 million, or 9.1% decrease in net revenues in fiscal 2009, as compared to fiscal 2008, our gross profits declined by only $197,000, or 1%, and our operating income (inclusive of an impairment loss of $649,000), increased by $782,000, or 60%, in fiscal 2009, compared with 2008.

Due primarily to an $854,000 decrease in interest income in fiscal 2009, as compared to 2008, which more than offset the increase in operating income that we achieved, our pre-tax income decreased by $64,000, or 2.6%, in 2009, compared to 2008.  That decrease in interest income was attributable to the combined effects of declines in our average cash balances and prevailing interest rates during fiscal 2009.

The improved operating performance primarily reflects cost reductions and efficiencies implemented in fiscal 2009 and the absence of the increased warranty costs of $822,000 that we recognized in fiscal 2008.  See “Critical Accounting Policies and Estimates – Grading Warranty Costs” below.

The loss from discontinued operations in fiscal 2009 of $18,126,000 was, primarily, the result of the operating losses, impairment losses and losses we recognized on the closure and disposal of our former jewelry authentication and grading businesses and our currency grading business that we exited in fiscal 2009.  The losses on the closure and disposal of our jewelry businesses included $4,000,000 for on-going lease commitments and other charges that we will have to pay under leases for office facilities, in New York City, that had been occupied by our jewelry businesses prior to our discontinuance of and exit from those businesses.  At June 30, 2009, the amount of such accrual was $4,454,000.

These, as well as other factors affecting our operating results in the fiscal 2009, are described in more detail below.  See “Results of Operations”.

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

It is our practice to establish reserves or allowances to record such downward adjustments or write-downs in the carrying value of assets, such as (for example) accounts and notes receivable and inventory.  Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or increased to take account of changed conditions or events.  As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances.  For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized.  Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

During fiscal year 2006 and in the first quarter of fiscal year 2007, we acquired certain businesses and assets (some of which are now classified as part of discontinued operations, as we have closed, or disposed of or are in the process of selling such assets) and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to on-going evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  In the event it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

We also estimate losses associated with the disposal of a business or the sale of assets when a decision has been made to dispose of or discontinue such business.  In accordance with GAAP, assets available for sale are stated at the lower of costs or their net realizable value.  In addition, the estimated fair value of liabilities for employee terminations is recognized as of the date such terminations are communicated to the affected employees and for lease obligations as of the date we cease using the real property or equipment subject to the lease.

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

Revenue Recognition Policies.  We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place.

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

We recognize the revenue from the sale of a product when it is shipped to the customer and all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission (“SEC”), have been satisfied.  Such products consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and such sales are not considered an integral part of our on-going revenue generating activities.

Accrual for Losses on Facility Leases.  As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses, we ceased the occupancy of facilities we had leased for their operations.  We have retained a commercial real estate broker to sublease those facilities on our behalf.  At March 31, 2009, we recorded an expense of approximately $3,100,000 to establish loss accruals totaling $3,740,000 for estimated losses under those leases.  The amount of those lease accruals was determined based on estimates on a discounted basis of (i) prevailing sublease rates in the real estate market where those facilities are located as compared to our rental obligations under the leases; (ii) the time we expect it will take to sublet those facilities; and (iii) other direct costs associated with the leases.  Such estimates were reviewed and updated to approximately $4,454,000 based on an updated market analysis at June 30, 2009.  Such estimates continue to be uncertain due to the economic recession which has led to substantial increases in vacancies and, therefore, in the space available for lease in commercial office buildings in the market where these facilities are located.  As a result, we will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.  If it becomes necessary to increase those accruals in the future as a result of, for example, changes in our estimate of market rents or our estimate of the time it will take to sublet the facilities, such increases will be classified as an increase in the loss from discontinued operations.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an-going basis.  In addition, primarily in connection with our dealer financing program, we have made advances or extended credit under notes receivable arrangements with selected dealers.  We regularly review our accounts and notes receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts or notes in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and in the case of customer notes receivable, the current value of the collateral we hold as security for the payment obligations under the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances.  Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors or note obligors to pay their accounts or notes in full.  Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause a decline in our operating results.

Inventory Valuation Reserves.  Our collectibles inventories are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values.  The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sale value of the collectibles inventories.  Additionally, due to the relative uniqueness and special features of some of the collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.  As a result, we review the market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters.  In the event that a collectible is sold for a price below its carrying value, we record a charge to operating income.

Grading Warranty Costs.  We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at our option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade.  However this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the estimated re-graded value of the collectible, which will be lower than the price we paid to purchase the item.  We accrue for estimated warranty costs based on historical trends and related experience.  Certain warranty claims were received by us in the second quarter and early in third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, additional warranty expense of $822,000 in respect of those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we continue to monitor the adequacy of our warranty reserve on an on-going basis.  There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles (see Inventory Valuation Reserves above).  However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any gains or losses on the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves.

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

We incurred significant operating losses in our two jewelry businesses subsequent to their respective dates of acquisition as those businesses failed to meet management’s revenue expectations and, as a result, we recognized initial impairment losses on our identifiable tangible and intangible assets in those businesses totaling $2,169,000 in the three months and for the year ended June 30, 2008.  In the three months ended December 31, 2008, we recognized additional impairment losses of $6,347,000 on our identifiable tangible and intangible assets in the jewelry authentication and grading businesses, due to continued uncertainties as to the level of revenues we could expect those businesses to generate in the future, worse than expected financial performance during the first six months of fiscal 2009 and the increasing severity of the economic recession and credit crisis which adversely affected the future prospects of those businesses.  In the three months ended March 31, 2009, we decided to exit those businesses, and, in the three months ended June 30, 2009, we decided to exit our related Gemprint business.  As a result, the impairment losses that were attributable to those jewelry businesses have been classified as part of discontinued operations in our consolidated financial statements.

In addition, in the fourth quarter of fiscal 2009, we reviewed the long-lived assets of our continuing businesses and concluded that certain capitalized software used in our autograph business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 in our continuing operations for the fourth quarter and fiscal year ended June 30, 2009.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets of our acquired businesses at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  We apply a discounted cash flow model or an income approach in estimating the fair value of each of those businesses that we have determined constitutes a separate reporting unit, and we compare the estimated fair value of the reporting unit to its then carrying value.  If the fair value of the reporting unit exceeds its carrying value, no impairment of goodwill exists as of the measurement date.  If, instead, the fair value of the reporting unit is determined to be less than its carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

In accordance with GAAP, we considered the diamond grading business and the colored gemstone grading business as separate reporting units for the purpose of testing for the impairment of the goodwill.  We incurred significant operating losses in each of those reporting units subsequent to the respective dates of their acquisition, as those units failed to meet revenue expectations established for them by management.  As a result, in the three months and year ended June 30, 2008 we recognized initial impairment losses to the goodwill and other indefinite-lived intangible assets of these businesses totaling $9,063,000.  Due to continued uncertainties as to the future revenues of these businesses, their worse than expected financial performance during the first half of fiscal 2009 and the anticipated effects on those businesses of the increasing severity of the economic recession and credit crisis, in the three months ended December 31, 2008 we recognized additional goodwill impairment losses in those businesses totaling $1,348,000, which resulted in full impairment of goodwill in these businesses.  As a result of our decision, made in March 2009, to exit the jewelry grading and authentication businesses, these impairment losses have been classified as part of discontinued operations for the years ended June 30, 2009 and 2008.

Stock-Based Compensation.  We recognize share-based compensation expense based on the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes option valuation method.  Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.  In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of a forfeiture rate with respect to outstanding awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  We monitor the forfeiture rate closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method.  During the years ended June 30, 2009, 2008 and 2007, we awarded restricted shares to the outside members of the Board of Directors and to our senior management, and, accordingly, we recognize stock-based compensation over the respective vesting periods of such awards based upon the closing stock prices of the shares on their respective dates of the grant, net of an estimated forfeiture rate.  Upon termination of employment or service with the Company, unvested restricted shares are cancelled and those shares are returned to their status as unissued shares available for future stock awards.

Capitalized Software.  In fiscal years 2009, 2008 and 2007 we capitalized, for continuing operations, approximately $261,000, $1,220,000 and $761,000 respectively, of software development costs related to a number of in-house software development projects, in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  In addition, during the fiscal years 2006 through 2009, we capitalized approximately $1,036,000 of software developments costs relating to our discontinued businesses.  SOP 98-1 requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we believe is conservatively estimated at three years.  On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred.  During the fiscal years ended June 30, 2009, 2008 and 2007, we recorded approximately $710,000, $329,000 and $143,000, respectively, as amortization expense related to such capitalized software projects.  We evaluate the carrying values of capitalized software to determine if those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.  Based on such an evaluation, we concluded that as of June 30, 2009 certain capitalized software used in our autograph and memorabilia authentication and grading business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 in our continuing operations for the fourth quarter and fiscal year ended June 30, 2009.  See “Long-Lived Assets Other Than Goodwill” above.

Income Taxes and Deferred Tax Assets.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN48”).  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses.  In the fourth quarter of fiscal 2008, due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to impairment losses recognized in the fourth quarter of fiscal 2008, as well as certain California Enterprise Zone Credits, we recorded a valuation allowance of approximately $4.6 million against deferred tax assets totaling $6.0 million at June 30, 2008.  At that time we determined that it was more likely than not that we would realize the tax benefits comprising the remaining $1.4 million net deferred tax assets at June 30, 2008.  At June 30, 2009, due to the recognition of additional impairment losses in our jewelry businesses, and uncertainties of our future financial performance arising from the economic recession and credit crisis, we did not recognize any additional deferred tax assets for the losses related to the impairment and disposal of our discontinued businesses in fiscal 2009.  At June 30, 2009, we had established valuation allowances against the entirety of our deferred tax assets.

Included in our deferred tax asset balances at June 30, 2008 and December 31, 2008, were deferred tax assets of $495,000 related to compensation expense recorded in connection with the grant of non-employee supplier stock options in 1999.  Those options expired unexercised during fiscal 2009 and, as a result, the amount of that deferred tax asset was ultimately written down to zero at June 30, 2009.  In accordance with SFAS 123R and related interpretations, that write-down has been recognized as a reduction to additional paid-in capital of $495,000 at June 30, 2009.

We recorded a deferred income tax liability of $268,000 on our balance sheet at June 30, 2009, which arose out of timing differences for goodwill and other indefinite-lived intangible assets that are amortizable for income tax purposes but not for financial reporting purposes under GAAP.

FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, requires us to disclose our policy for the classification of interest and penalties in our statements of operations.  FIN 48 requires that we make adjustments in our financial statements to reflect only tax positions which we believe are more-likely-than-not to be sustained on audit, based on the technical merits of the positions.  FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to our accumulated deficit, an increase to income taxes payable of $279,000 and a decrease in deferred tax liabilities of $109,000.  We also recognized interest and penalties totaling $101,000 as of July 1, 2007, the date of the adoption of FIN 48, which were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During the fiscal years ended June 30, 2009 and 2008, which followed the adoption of FIN 48, we recorded approximately $7,000 and $13,000, respectively, in interest and penalties as components of income tax expense.  At June 30, 2009, certain of these uncertain tax positions were resolved, and $96,000 (which was inclusive of accrual interest and penalties) was recognized as an income tax benefit in our Consolidated Statement of Operations in fiscal 2009.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Years Ended June 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	45.6%	50.1%	43.3%
Gross profit	54.4%	49.9%	56.7%
Operating expenses:
Selling and marketing expenses	12.0%	13.0%	12.7%
General & administrative expenses	32.4%	32.4%	34.9%
Impairment losses	1.8%	-	0.1%
Amortization of intangible assets	2.4%	1.2%	1.3%
Total operating expenses	48.6%	46.6%	49.0%
Operating income	5.8%	3.3%	7.7%
Interest income, net	0.8%	2.9%	5.6%
Income before provision for income taxes	6.6%	6.2%	13.3%
Provision for income taxes	3.3%	5.5%	6.0%
Income from continuing operations	3.3%	0.7%	7.3%
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(50.4)%	(40.3)%	(8.6)%
Net loss	(47.1)%	(39.6)%	(1.3)%

Net Revenues.  Our net revenues consist primarily of (i) fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps and (ii) to a lesser extent, collectibles related service revenues (referred to as “other related revenues”) generated by sales of Collectors Club memberships, advertising on our websites and in printed publications and collectibles price guides, fees that are paid to us by coin dealers to subscribe to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us (our “CCE Internet Coin Exchange”), interest earned by our CFC Dealer Financing business, and fees earned from promoting, managing and operating collectibles trade shows and conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy.  We do not consider revenues from product sales to be an integral part of our on-going revenue generating activities.

The following tables set forth our total net revenues for the fiscal years ended June 30, 2009, 2008 and 2007, broken out between the revenues generated by our authentication and grading services and other related services (inclusive of revenues from product sales), respectively:

					2009 vs. 2008
	2009		2008		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	$28,645	79.8%	$31,587	80.0%	$(2,942)	(9.3)%
Other related products and services	7,269	20.2%	7,918	20.0%	(649)	(8.2)%
Total net revenues	$35,914	100.0%	$39,505	100.0%	$(3,591)	(9.1)%

					2008 vs. 2007
	2008		2007		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	$31,587	80.0%	$32,409	83.8%	$(822)	(2.5)%
Other related products and services	7,918	20.0%	6,277	16.2%	1,641	26.1%
Total net revenues	$39,505	100.0%	$38,686	100.0%	$819	2.1%

The following tables set forth certain information regarding the increases or decreases in (i) net revenues from the authentication and grading of collectible coins and trading cards and autographs, which are our two largest authentication and grading businesses, and (ii) net revenues from our other businesses which, for purposes of this table, include the authentication and grading of stamps and our non-grading businesses that generate our other related service revenues and product sales revenues.

					2009 vs. 2008
	2009		2008		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$20,549	57.2%	$21,883	55.4%	$(1,334)	(6.1)%	(18,800)	(1.3)%
Cards and Autographs(1)	10,190	28.4%	11,518	29.2%	(1,328)	(11.5)%	(189,400)	(12.4)%
Other (2)	5,175	14.4%	6,104	15.4%	(929)	(15.2)%	(27,300)	(51.5%)
	$35,914	100.0%	$39,505	100.0%	$(3,591)	(9.1)%	(235,500)	(7.7)%

					2008 vs. 2007
	2008		2007		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$21,883	55.4%	$23,075	59.6%	$(1,192)	(5.2)%	(83,800)	(5.4)%
Cards and Autographs(1)	11,518	29.2%	10,966	28.4%	552	5.0%	96,600	6.7%
Other (2)	6,104	15.4%	4,645	12.0%	1,459	31.4%	(13,200)	(19.9)%
	$39,505	100.0%	$38,686	100.0%	$819	2.1%	(400)	-

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our stamp authentication and grading business, CCE subscription fees, CFC; interest income, the revenues of our Expos convention business, and product sales revenues.

Fiscal 2009 vs. 2008.  In fiscal 2009, our net revenues declined by $3,591,000, or 9.1%, compared to fiscal 2008.  That decline was attributable, primarily, to (i) a $2,942,000, or 9.3%, decrease in authentication and grading fees, and (ii) a $649,000, or 8.2%, decrease in the revenues generated by other related service businesses and our product sales.  Excluding product sales, which we do not consider to be an integral part of our revenue generating activities, in fiscal 2009, revenues generated by our other related service businesses would have been substantially the same as in fiscal 2008 and our total net revenues would have declined by 7.6%, as compared to the total net revenues that we generated in fiscal 2008.

The 9.3% decrease in authentication and grading fees in fiscal 2009 was attributable to decreases in the fees generated by all of our authentication and grading businesses.  Coin, trading card and autograph and stamp authentication and grading fees decreased by approximately $1,200,000, or 6%, $1,200,000, or 12%, and approximately $500,000, or 34%, respectively, in fiscal 2009.  The decrease in coin authentication and grading fees was the result of (i) a $1.4 million or 30% decrease in the on-site authentication and grading fees generated at coin trade shows and (ii) a $0.3 million or 6% decrease in modern coin grading fees, which were partially offset by (iii) a $0.5 million or 5% increase in the fees generated from the authentication and grading of vintage coins, the submissions of which increased in fiscal 2009 as compared to fiscal 2008.

These decreases in authentication and grading fees were due primarily to decreases in coin, trading card and autograph and stamp authentication and grading submissions in 2009.  We believe those decreases were primarily the result of the economic recession and credit crisis in the United States, which caused declines in the confidence among dealers and collectors about future economic conditions and reduced the availability of business and consumer credit.  We also believe that uncertainties created by increases and greater volatility in gold prices made collectibles dealers and collectors reluctant to engage in collectible coin transactions, which resulted in declines in trade show authentication and grading submissions in fiscal 2009.

In the fourth quarter of fiscal 2009, however, our total authentication and grading revenues were approximately the same as in the same quarter of fiscal 2008 due primarily to a 12% increase in coin authentication and grading fees which more than offset decreases of 16% and 46% , respectively, in the fees from our authentication and grading of trading cards and autographs and stamps.  The increase in coin authentication and grading fees was attributable, primarily, to an increase of the grading and authentication of modern coins in the quarter.  However, due to the continuing uncertainties about the duration and severity of the economic recession and credit crisis, we are not able to predict, with any assurance, whether or not the increase in coin authentication and grading revenues will continue into fiscal 2010, nor the level of authentication and grading revenues for trading cards, autographs and stamps in fiscal 2010.

Fiscal 2008 vs. 2007.  In fiscal 2008, our net revenues increased by $819,000, or 2.1%, compared to fiscal 2007.  That increase was due primarily to an increase in other related service and product sales revenues totaling $1,641,000, or 26%, partially offset by an $822,000, or 3%, decrease in authentication and grading fees.  If product sales are excluded, our other-related service revenues increased by $884,000, or 15%, in fiscal 2008, as compared to fiscal 2007; however, the increase in total revenues in fiscal 2008 would have been $62,000.  That increase in product sales revenue was attributable to an increase in the number and dollar amounts of coin warranty claims received in fiscal 2008 and, as a result, in the amount of coins we purchased in satisfaction of those claims and then sold.

The $884,000 increase in other-related service revenues in fiscal 2008, compared with fiscal 2007, was primarily the result of revenues that we generated from an increase in third party advertising in our coin and trading card publications and an increase in revenues generated by our CFC dealer financing programs.

The $822,000 decrease in authentication and grading fees in fiscal 2008, compared to fiscal 2007, was primarily attributable to a $1,355,000, or 6%, decrease in coin authentication and grading fees, which was partially offset by increases in revenues of $347,000, or 4%, and $186,000, or 15%, from the authentication and grading of trading cards and autographs and stamps, respectively.  The decline in coin authentication and grading revenues in 2008, compared to fiscal 2007, was the result of a 23% decrease in revenues generated at trade shows, as a result of (i) our attending two fewer collectibles trade shows in fiscal 2008 than in fiscal 2007, and (ii) a decrease in grading submissions at the trade shows we attended in the second half of fiscal 2008.  An increase in vintage coin submissions, on which we usually generate higher revenues due primarily to faster turn-around times requested by submitters, resulted in a 6% increase in revenues in fiscal 2008, as compared to fiscal 2007; however, that increase was largely offset by a 6% decrease in revenues from modern coins authentication and grading submissions in fiscal 2008.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security, depreciation, amortization and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other related services businesses and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold.  In addition, costs of revenues include stock-based compensation attributable to stock incentive awards granted to employees whose compensation is classified as part of the costs of authentication and grading revenues.

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2009, 2008 and 2007.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Gross profit	$19,529	$19,726	$21,950
Gross profit margin	54.4%	49.9%	56.7%

Fiscal 2009 vs. 2008 As indicated in the above table, our total gross profit margin increased from 49.9% in fiscal 2008 to 54.4% in fiscal 2009.  Excluding the effect of product revenues for all periods, which are not an integral part of our core revenues generating activities, and increased warranty costs of $822,000 in fiscal 2008 as a result of unexpected claims in significant dollar amounts that arose during that period, the gross profit margin for grading and authentication and other related services would have been 55.5% for fiscal 2009, compared with 53.2% for fiscal 2008.  The improvement in the gross profit margins are the result primarily of cost improvement programs, including headcount and publications direct costs reductions, implemented in our coin grading business in response to the decline in revenues in 2009, compared to 2008,  partially offset by a lower gross margin on cards and autographs.

In the fourth quarter of fiscal 2009, the gross profit margin, excluding the effect of coin sales, increased to 58%, compared to 52% in the fourth quarter of fiscal 2008.  That increase was due the combined effects of the increase in coin authentication and grading revenues and the cost savings, as discussed above.

However, we are not able to predict whether these improvements in gross margin represent the beginning of a trend, due to the continued uncertainties for our business created by the continuing economic recession and credit crisis.

Fiscal 2008 vs. 2007.  As indicated in the above table, our total gross profit margin declined from 56.7% in fiscal 2007 to 49.9% in fiscal 2008.  Excluding the unusually higher warranty costs of $822,000 in 2008 and the effects of product sales on gross margin both in fiscal 2008 and 2007, our gross profit margin would have been 53.2% in fiscal 2008 as compared to 56.9% in fiscal 2007.  That decline was primarily attributable to (i) a decrease in coin authentication and grading revenues in fiscal 2008 that was due to a decrease in the number of coins graded and a change in the mix of coin authentication and grading submissions to a higher proportion of modern coin submissions on which we realize lower margins because the average service fee earned on modern coins is lower than on vintage coins, and (ii) an increase in personnel, travel, printing, and on-going warranty costs in support of our coin grading activities.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, depreciation and third-party consulting costs.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Selling and marketing expenses	$4,306	$5,137	$4,924
As a percentage of net revenues	12.0%	13.0%	12.7%

Fiscal 2009 vs. 2008.  In fiscal 2009, selling and marketing expenses decreased by $831,000 and as a percentage of net revenues, notwithstanding the 9.1% decrease in net revenues in fiscal 2009.  That decrease was primarily attributable to the implementation of a cost savings program that included reductions in personnel, media costs and the expenses of providing on-site grading services at collectibles trade shows, as well as a reduction in fiscal 2009, as compared to fiscal 2008, in the mix of trade shows at which we offered on-site trading card and stamp authentication and grading services.

Fiscal 2008 vs. 2007. The $213,000 increase in selling and marketing expenses in fiscal 2008, compared with fiscal 2007, was primarily attributable to an increase in business development activities primarily by our collectibles grading and subscription divisions, which included an increase in expenditures for promotional programs and increase in the number of trade shows at which we offered on-site trading card and stamp authentication and grading services.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting personnel and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses.  G&A expenses also include stock-based compensation costs, determined in accordance with SFAS No. 123(R), arising from the grant of stock awards to general and administrative personnel.

The following table compares our G&A expenses that we incurred in fiscal 2009 to the G&A expenses we incurred in fiscal 2008 and 2007.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
General & administrative expenses	$11,615	$12,793	$13,520
As a percentage of net revenues	32.4%	32.4%	34.9%

The decrease in G&A expenses of $1,178,000 in fiscal 2009 compared to fiscal 2008, was due primarily to cost reduction measures implemented in fiscal 2009 to bring G&A expenses more into line with revenues.  Those measures, which included, among others, workforce reductions and reductions in professional fees, enabled us to keep G&A expenses, as a percentage of revenues, at 32.4% despite the 9.1% decline in revenues in fiscal 2009.  Those reductions in G&A expenses more than offset severance costs of approximately $400,000 recognized, in the third quarter of fiscal 2009, in connection with the departure of the Company’s former chief executive officer.  Also contributing to the decrease in G&A expenses was a $420,000 decrease in stock-based compensation expense in fiscal 2009, as compared to fiscal 2008, due to (i) a reduction in the number of stock awards granted in fiscal 2009 as compared to fiscal 2008, and (ii) an increase in forfeitures of outstanding stock awards during the third quarter of 2009.

Fiscal 2008 vs. 2007.  The reduction in G&A expenses of $727,000 in fiscal 2008, compared to fiscal 2007, was primarily attributable to savings in legal, professional and outside services costs and a lower level of corporate information technology personnel costs in fiscal 2008, compared to 2007.  Those cost savings more than offset a $205,000 increase in stock-based compensation costs due primarily to an increase in restricted stock awards granted to our officers and directors in fiscal 2008.

Impairment Losses
	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Impairment losses	$649	$-	$16
As a percentage of net revenues	1.8%	-	0.1%

The impairment loss in fiscal 2009 was attributable to a determination that, due to technical and operational inefficiencies, the carrying value of capitalized software developed for our autograph business was impaired at June 30, 2009.

Amortization of Intangible Assets
	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Amortization expense	$871	$490	$505
As a percentage of net revenues	2.4%	1.2%	1.3%

The increase in the amortization expense of $381,000 in fiscal 2009, compared to fiscal 2008, was primarily attributable to the amortization of capitalized software costs, for which amortization commences as development projects are completed.  In addition, we also incur amortization costs in connection with the intangible assets acquired in business acquisitions that occurred during fiscal 2006 through the first quarter of fiscal 2007.  Capitalized software costs and acquired intangible assets are being amortized over their estimated useful lives as described in note 2 to our Consolidated Financial Statements included in Item 8 of this Report.  Amortization expense, for fiscal 2009, includes approximately $165,000 resulting from the amortization of capitalized software costs invested in the development of software for our autograph business that we determined was impaired at June 30, 2009, and for which we recognized an impairment loss in fiscal 2009 (see “Results of Operations -- Impairment Losses” above).

Stock-Based Compensation Expense

We recognized stock-based compensation expense, arising from the grant of restricted stock and stock option awards, of $759,000, $1,179,000 and $854,000 during fiscal 2009, 2008 and 2007, respectively.  Stock-based compensation expense is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues, (ii) selling and marketing expenses in the case of stock awards granted to marketing and sales personnel, and (iii) general and administrative expenses in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows:

	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Cost of revenues	$294	$293	$158
Selling and marketing expenses	-	(7)	8
General and administrative expenses	465	893	688
	$759	$1,179	$854

Generally, the vesting of stock option and restricted stock awards that we have granted to officers, employees and outside directors is conditioned on continued employment or service with the Company during a specified time period or periods (“vesting periods”).  Typically, the vesting period is four years for officer and employee awards and shorter periods for director awards, reflecting their service periods; although we have, on occasion, granted stock awards that become vested, in part or in whole, on the date of grant.  In accordance with SFAS 123R, stock-based compensation expense is determined over the respective vesting periods of the awards, calculated on a straight-line basis, net of an estimated forfeiture rate which, in the case of restricted stock awards was 7% in 2007 and 5% in both 2008 and 2009 and in the case of stock option grants was 5% in each of fiscal 2009 and 2008 and 9% in fiscal 2007.  See “Critical Accounting Policies and Estimates – Stock-Based Compensation” above.

Stock-based compensation expense related to restricted stock grants of approximately $256,000, $352,000 and $164,000 was recognized in fiscal 2009, 2008 and 2007, respectively.  Compensation cost is determined based on the closing price per share of our common stock, as reported by NASDAQ, as of the date of the grant and is recognized as stock-based compensation expense over the vesting period on a straight-line basis, net of forfeitures.

There were no new options granted in fiscal 2009, although all options outstanding were adjusted for the 10% stock dividend in October 2008, as required under the original terms of such option grants.  We calculate stock-based compensation by estimating the fair value of stock options as of their respective grant dates using the Black-Scholes option valuation model and various assumptions that are described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Report and recognize such costs on a straight-line basis over the vesting period of the options.

A total of $176,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2009 and will be recognized as compensation expense as follows:

Year Ending June 30,	Amount
2010	$136,000
2011	30,000
2012	10,000
Total	$176,000

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s forfeiture percentage.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds, short-term bank certificates of deposit and commercial paper instruments and tax-free funds.  Such interest income does not include the interest that we generate on loans we make pursuant to our dealer-finance program, which are included in net revenues.  The following table compares the interest income we earned in the fiscal years ended June 30, 2009, 2008 and 2007.

	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Interest income, net	$284	$1,138	$2,149
Percent of net revenue	0.8%	2.9%	5.6%

Fiscal 2009 and 2008.  Interest income, net, was $284,000 in fiscal 2009, compared with $1,138,000 in fiscal 2008.  That decrease was primarily attributable to (i) a shift of our cash and cash equivalent balances into lower yielding government guaranteed money market funds; (ii) a decrease in our average cash balances in fiscal 2009, compared to fiscal 2008, due to our use of a portion of our available cash to fund quarterly dividends, share repurchases, capital expenditures, and the losses incurred by our discontinued operations; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances in fiscal 2009, compared to fiscal 2008, due to reductions in prevailing market rates of interest as a result of actions taken by the Federal Reserve Board in response to the increased severity of the economic recession and credit crisis.

Fiscal 2008 vs. 2007. Interest income, net was $1,138,000 in 2008, compared with $2,149,000, in 2007.  The decrease in interest income was primarily attributable to (i) a shift of our cash and cash equivalent balances for part of the year into liquid tax-free money funds from taxable investments; (ii) a decrease in our average cash balances in 2008, compared to 2007, due to our use of  cash to fund quarterly dividends, share repurchases, capital expenditures, increases in advances under our dealer-financing program and operating losses of our discontinued operations; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances during 2008, compared with 2007, due to reductions in prevailing market rates of interest as a result of actions taken by the Federal Reserve Board.

Provision for Income Taxes
	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Provision for income taxes	$1,183	$2,155	$2,336

The income tax provision for fiscal 2009 reflects valuation allowances that we established against the Company’s deferred tax assets due to uncertainties with respect to the realization of the tax benefits comprising those assets, net of a tax benefit of $96,000, related to the reversal of certain tax exposures for uncertain state tax positions recognized when the Company adopted FIN 48, effective July 1, 2007, that have since been resolved.  In accordance with SFAS 109, valuation allowances established in fiscal 2009 against deferred tax assets that existed at the beginning of the year are attributable to continuing operations.  See “Critical Accounting Policies and Estimates -- Income Tax and Deferred Tax Assets”.

The income tax provision recorded in fiscal 2008 reflects tax at the effective rate for fiscal 2008 and a valuation allowance for California Enterprise Zone Tax Credits, due to our determination that it had become more likely than not that we would be unable to recover, in full, the income tax benefits comprising our deferred tax assets in the fourth quarter of fiscal 2008.

For fiscal 2007, the effective tax benefit was approximately 45% and reflected the higher percentage of permanent differences between income for book and income for tax purposes due to the level of losses in 2007.

Discontinued Operations
	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Loss from discontinued operations, net of gains on sales of discontinued businesses (net of income taxes)	$18,126	$15,927	$3,320

The loss from discontinued operations for fiscal 2009, primarily reflects (i) losses of $5,219,000 that we recognized on the discontinuance and exit from our jewelry authentication and grading businesses in the third and fourth quarters of fiscal 2009; (ii) impairment losses of $7,695,000 recognized at December 31, 2008 to the carrying values of long lived assets and goodwill of those jewelry businesses; and (iii) losses of $5,212,000 incurred from the on-going operations of our discontinued businesses from July 1, 2009 through the date of their discontinuance, which was March 2, 2009.  No income tax benefits were recognized in connection with the recognition of those losses in fiscal 2009, due to uncertainly as to the realization of our deferred tax assets in future periods.  See “Critical Accounting Policies and Estimates--Long-Lived Assets Other Than Goodwill—Goodwill and Income Taxes and Deferred Tax Assets” above for a discussion of the impairment losses to the carrying values of our jewelry businesses recognized at December 31, 2008.

The losses that we recognized in fiscal 2009, in connection with the discontinuance of our jewelry authentication and grading businesses, were comprised of (i) $4,000,000 of operating lease accruals representing the expected loss on the leases for the facilities that had been occupied by those businesses, (ii) approximately $900,000 of estimated losses on the disposal of the assets of our jewelry authentication and grading businesses, and (iii) approximately $400,000 of severance costs incurred in connection with the termination of employment of the employees of those businesses.  The amount of the operating lease accruals was determined based on our estimates of the time that it will take to sublease those facilities and the rents at which we could expect to sublease those facilities over the remaining duration of the leases, discounted to present value.  Those estimates, in turn, were based primarily on rental market surveys that were conducted for us by independent real estate consulting firms.  We are in the process of seeking subtenants for these facilities and we will re-evaluate these estimates and update this loss accrual as necessary to take account of the results of those subleasing efforts and any changes that might occur in market rental rates or in commercial office space available for rent in the market where these facilities are located.  See “Critical Accounting Policies and Estimates -- Accrual for Losses on Facility Leases” above.

The losses from discontinued operations for fiscal 2008, consist of (i) losses of $7,867,000 from the operations of our discontinued businesses, including our jewelry authentication and grading businesses, incurred in the year ended June 30, 2008, and (ii) impairment losses of $11,233,000, recognized at June 30, 2008, to the carrying value of long-lived assets and goodwill of our jewelry businesses, partially offset by related income tax benefits recognized in fiscal 2008.

The losses from discontinued operations for fiscal 2007 are primarily comprised of the loss from the operations of our jewelry businesses incurred during that year, partially offset by related income tax benefits recognized in fiscal 2007.

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2007 and ending on June 30, 2009.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season.

Our collectibles trade show business, which we acquired in July 2006, has added to the variability in our quarter-to-quarter operating results, as its revenues vary based on the timing of the collectibles trade shows it conducts.  As a general matter, the revenues of this business are significantly higher in the first, third and fourth quarters of our fiscal years, compared to the second quarter, because the Long Beach Collectibles Shows (the larger of the two trade shows that it conducts) take place during the first, third and fourth quarters, while the smaller Santa Clara Collectibles Shows take place in the second and fourth quarters of the year.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009
Statement of Operations Data:
Net revenues	$10,264	$9,258	$10,345	$9,638	$9,043	$7,802	$9,315	$9,754
Cost of revenues	4,332	5,785	4,928	4,734	4,126	4,027	4,111	4,121
Gross profit	5,932	3,473	5,417	4,904	4,917	3,775	5,204	5,633
Operating Expenses:
SG&A expenses	4,675	4,261	4,726	4,268	4,416	3,995	4,007	3,503
Impairment of other intangible assets	-	-	-	-	-	-	-	649
Amortization of intangible assets	105	110	136	139	168	199	253	251
Operating income (loss)	1,152	(898)	555	497	333	(419)	944	1,230
Interest and other income, net	446	299	241	158	136	77	56	29
Income (loss) before income taxes	1,598	(599)	796	655	469	(342)	1,000	1,259
Provision (benefit) for income taxes	619	(241)	474	1,303	-	1,210	109	(136)
Income (loss) from continuing operations	979	(358)	322	(648)	469	(1,552)	891	1,395
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1,089)	(1,085)	(1,288)	(12,465)	(1,766)	(9,373)	(5,679)	(1,308)
Net income (loss)	$(110)	$(1,443)	$(966)	$(13,113)	$(1,297)	$(10,925)	$(4,788)	$87
Net income (loss) per basic share:
From continuing operations	$0.11	$(0.04)	$0.03	$(0.07)	$0.05	$(0.17)	$0.10	$0.15
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.12)	(0.11)	(0.13)	(1.35)	(0.19)	(1.03)	(0.63)	(0.14)
Net income (loss)	$(0.01)	$(0.15)	$(0.10)	$(1.42)	$(0.14)	$(1.20)	$(0.53)	$0.01
Net income (loss) per diluted share:
From continuing operations	$0.10	$(0.04)	$0.03	$(0.07)	$0.05	$(0.17)	$0.10	$0.15
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.11)	(0.11)	(0.13)	(1.34)	(0.19)	(1.03)	(0.63)	(0.14)
Net income (loss)	$(0.01)	$(0.15)	$(0.10)	$(1.41)	$(0.14)	$(1.20)	$(0.53)	$0.01
Weighted average shares outstanding
Basic	9,310	9,340	9,317	9,211	9,146	9,079	9,083	9,102
Diluted	9,509	9,340	9,406	9,274	9,186	9,079	9,108	9,140

	Quarters Ended (In thousands)
	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009
Selected Operating Data:
Units authenticated or graded
Coins	367	293	484	331	328	291	405	432
Trading cards	338	313	327	351	302	292	273	305
Autographs	45	50	49	56	42	48	41	37
Stamps	20	11	13	9	7	7	6	6
Total	770	667	873	747	679	638	725	780

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2009, we had cash and cash equivalents of approximately $23,870,000, as compared to cash and cash equivalents of $23,345,000 at June 30, 2008 and $42,387,000 at June 30, 2007.

Historically, we have been able to rely on internally-generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.  Additionally, in 2005 we completed a public offering of 3,450,000 of our shares of common stock, of which the net cash proceeds to the Company totaled approximately $35,657,000.  We have used those proceeds primarily to fund business acquisitions, cash dividends and share repurchases and the expansion of our jewelry businesses, which we discontinued in fiscal 2009.

In July 2009, we used approximately $8,750,000 (excluding expenses) to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer (see below).

       Cash Flows.

Cash Flows from Continuing Operations.  During the fiscal years ended June 30, 2009, 2008 and 2007, our operating activities from continuing operations generated cash of $5,806,000, $531,000 and $6,966,000, respectively, reflecting income from continuing operations, as adjusted for non-cash expenses (including impairment losses), and changes in current assets and current liabilities, due to the timing of activities during those periods.  In addition, changes in deferred tax balances and the timing of income taxes receivables and payables impact our cash flows from continuing operating activities, although the level of such tax balances can be affected by the activities of our discontinued operations, because all tax balances (whether as a result of continuing or discontinued operations) are accounted for as part of continuing operations.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $6,568,000, $4,034,000 and $10,783,000 in the fiscal years ended June 30, 2009, 2008 and 2007 respectively.  In 2009, cash used in discontinued operations consisted of $18,126,000 of losses arising from the discontinuance of the jewelry authentication and grading businesses, adjusted for (i) a non-cash impairment loss of $7,695,000; (ii) the $4,000,000 long-term operating lease accrual, discussed above, for the office facilities that had been occupied by those businesses prior to their closure; and (iii) non-cash expenses and losses on disposal recognized in fiscal 2009.  We expect that cash used by our discontinued operations will decline significantly in future periods, primarily because substantially all of the costs of discontinuing and exiting the jewelry businesses were recognized in fiscal 2009.  However, there will continue to be cash obligations, consisting primarily of rents and related costs, payable under those facility leases.  See “Outstanding Financial Obligations -- Discontinued Operations” below.

In fiscal 2008 and 2007, cash used in discontinued operations consisted of the operating losses incurred by our jewelry authentication and grading businesses and our other discontinued businesses and capital expenditures incurred in support of those businesses.  In 2008, the $15,927,000 loss from discontinued operations included a non-cash impairment loss of $11,233,000 that was recognized in the fourth quarter of fiscal 2008.  In fiscal 2007, cash used in discontinued operations included the cash we used to purchase the colored gemstone authentication and grading business, which is one of the two jewelry authentication and grading businesses that we discontinued in fiscal 2009.

Cash from or used in Investing Activities.  Investing activities generated net cash of $3,700,000 during the year ended June 30, 2009, comprised primarily of (i) $3,285,000 of net cash generated from collections of notes evidencing loans that we made to collectibles dealers as part of our CFC dealer financing program, as we wound down that program by discontinuing new loans in the second half of the year; and (ii) $796,000 of cash generated from collection of receivables from discontinued operations and proceeds from the sales of net assets of discontinued operations, partially offset by capitalized software costs of $261,000, which declined significantly as compared to fiscal 2008 and 2007 because we completed our software development projects in 2009.  By comparison, in fiscal 2008 investing activities used cash of $5,054,000, consisting primarily of net cash of $3,106,000 to fund dealer loans and $1,220,000 to fund capitalized software costs.  In fiscal 2007, investing activities used cash of $1,884,000, consisting primarily of $2,411,000 to fund the acquisition of Expos and approximately $761,000 to fund capitalized software costs, partially offset by net cash of $1,378,000 generated by our dealer finance program.

Cash used in Financing Activities.  In the fiscal years ended June 30, 2009, 2008 and 2007, financing activities used net cash of $2,413,000, $10,484,000 and $4,023,000 respectively, primarily to pay cash dividends and repurchases of shares of our common stock pursuant to a buyback program adopted by our Board of Directors.   The decline in cash used in financing activities in fiscal 2009, as compared to the prior two fiscal years, was primarily due to a decision by our Board of Directors to suspend the payment of cash dividends and the repurchase of shares in order to preserve cash to fund the Company’s jewelry businesses and support our continuing operations in anticipation of the adverse impact of the economic recession and credit crisis on our cash flows.

Outstanding Financial Obligations

Continuing Operations.

In December 2008, we extended the term of operating lease for our corporate headquarters to March 2019.  That extension, which became effective in February 2009, provided for (i) a reduction in the square footage leased by the Company, (ii) a reduction in the base rental rate per square foot for the first four years of the term of the extended lease and (iii) a contribution by the landlord of up to $200,000 toward tenant improvements.  In accordance with GAAP, the Company recognizes the rent expense under this lease on a straight-line basis over the rental period.  At June 30, 2009, we did not have any other material financial obligations in connection with our continuing operations.

The following tables set forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Net Amount	Sublease Income
2010	985,000	41,000
2011	986,000	42,000
2012	1,009,000	43,000
2013	990,000	45,000
2014	982,000	46,000
Thereafter	5,080,000	238,000
	$10,032,000	$455,000

Discontinued Operations

At June 30, 2009, we had the following financial obligations under operating leases, for two facilities leased in New York City, for our discontinued jewelry authentication and grading businesses, over the remaining duration of those leases which will expire in December 31, 2015 and 2017.

Fiscal Year	Amount
2010	$885,000
2011	906,000
2012	941,000
2013	981,000
2014	1,022,000
Thereafter	3,064,000
$7,799,000
Less: Estimated fair value of minimum lease payments accrued	(4,149,000)
$3,650,000

In fiscal 2009, we recognized a loss of approximately $4,000,000 to establish an accrual for future rent obligations and related costs under these leases which, when added to an accrual for straight-line rent recognized in periods prior to the discontinuance of the jewelry businesses, totaled $4,454,000 at June 30, 2009.

The cash payment obligations under these two leases are to be paid in accordance with the schedule above.  At March 31, 2009, we recognized an initial operating lease accrual of $3,740,000 (comprising an expense recognized of $3,110,000 and the balance straight-lined rent recognized in prior periods) for these two facilities based on our estimates of the time that it will take to sublease those facilities and the rents at which we could expect to sublease those facilities over the remaining duration of the leases, discounted to present value.  Those estimates, in turn, were based primarily on rental market surveys that were conducted for us by an independent real estate valuation firm.

We have engaged a commercial real estate broker, familiar with the rental market in New York City, to seek subtenants for these facilities.  Due to current economic conditions, there has been a substantial increase in available rental space in commercial buildings and a decline in market rental rates in New York City, which has increased the difficulties of subletting these facilities.  As a result, at June 30, 2009, we updated the estimates on which we had originally based our determination of the amount of the accrual for changes in conditions in the rental market, which caused us to increase the initial lease accrual by approximately $815,000.  We will be re-evaluating these estimates and updating this loss accrual as may become necessary to take account of the results of our subleasing efforts and any changes that might occur in market rental rates or in commercial office space available for rent in New York City where these facilities are located.  See “Critical Accounting Policies and Estimates -- Accrual for Losses on Facility Leases” above.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  In the fourth quarter of fiscal 2006, our Board of Directors approved a dividend policy that called for the payment of regular quarterly cash dividends to our stockholders, initially in the amount of $0.072 per share.  That quarterly dividend rate was subsequently increased on two occasions by our Board of Directors and, during fiscal 2008, we paid quarterly cash dividends of $0.23 per common share for an expected annual cash dividend to stockholders of $0.91 per common share.  As a result, we paid dividends totaling $8,517,000 and $3,350,000 in fiscal 2008 and 2007, respectively.

As previously disclosed, the continued payment of cash dividends was subject to change or discontinuance based on a number of factors, including our financial performance and changes in market and financial conditions.  On September 26, 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan and the growth of its business.  At the same time, the Board of Directors approved a 10% stock dividend on the Company’s outstanding shares, and it declared this stock dividend will be distributed on November 3, 2008 to all stockholders of record on October 20, 2008.  During fiscal 2009, prior to suspension of dividend payments, we paid dividends to our stockholders totaling $2,090,000.

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  During the fiscal years ended June 30, 2009, 2008 and 2007, we repurchased a total of 120,000, 232,152 and 72,517 shares, respectively, of our common stock under this program for aggregate purchase prices of approximately $484,000, $2,198,000 and $945,000, respectively (excluding transaction costs).  We continue to have a total of $3.7 million available for share purchases under the share buyback program.

Dutch Auction Tender Offer.  On June 2, 2009, we commenced a modified Dutch Auction tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of our common stock at a price, per share, of not less than $5.00 and not greater than $5.40.  The principal purpose of the tender offer was to enhance stockholder value by providing our stockholders with greater investment liquidity by giving them the opportunity to sell all or a substantial number of their shares in the tender offer.  Additionally, our decision to discontinue and cease expenditures for our jewelry authentication and grading businesses, meant that cash which otherwise would have been used in those businesses was available to fund the repurchase of shares in the tender offer.  The tender offer, which expired on July 2, 2009, was oversubscribed and we purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, resulting in an aggregate purchase price of approximately $8,749,140 (not including the fees and expenses incurred in conducting the tender offer).

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers; (ii) fund working capital requirements; and (iii) fund obligations associated with our discontinued businesses, and for other general corporate purposes.  In addition, because we expect that our continuing operations will generate positive cash flow in the future, we plan to consider other uses for our available cash that we believe will enhance stockholder value, which could include the resumption of cash dividends or additional buybacks of shares.

Although we have no current plans to do so, we also may seek borrowings and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due to the economic recession and the credit crisis in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its first fiscal 2010 quarter ending September 30, 2009. There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement at June 30, 2009. This Statement did not impact the consolidated financial results other than require additional disclosure (see Principles of Consolidation above in this note).

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the fiscal year ended June 30, 2009, and there was no impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the fiscal year ended June 30, 2009. There was no impact on the Consolidated Financial Statements.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2009, we had approximately $23,870,000 in cash and cash equivalents, primarily invested in money market funds.  The $23,870,000 was prior to the buyback of shares under the Dutch Auction tender offer for $8,749,140, which occurred in July 2009.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California
September 1, 2009

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$23,870	$23,345
Accounts receivable, net of allowance of $63 in 2009 and $27 in 2008	1,252	1,211
Refundable income taxes	-	575
Inventories, net	497	961
Prepaid expenses and other current assets	868	804
Customer notes receivable, net of allowance of $31 in 2009 and 2008	2,340	2,062
Net deferred income tax asset	-	486
Customer notes receivables held for sale	-	3,579
Notes receivable from sale of net assets of discontinued operations	212	92
Current assets of discontinued operations	102	450
Total current assets	29,141	33,565

Property and equipment, net	1,174	1,617
Goodwill	2,626	2,626
Intangible assets, net	2,776	4,035
Net deferred income tax asset	-	909
Notes receivable from sale of net of assets of discontinued operations	300	138
Other assets	74	127
Non-current assets of discontinued operations	182	9,001
	$36,273	$52,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051	$1,348
Accrued liabilities	1,344	1,357
Accrued compensation and benefits	1,341	1,269
Income taxes payable	252	368
Net deferred income tax liability	60	-
Deferred revenue	1,883	2,002
Current liabilities of discontinued operations	1,827	1,224
Total current liabilities	7,758	7,568

Deferred rent	220	174
Net deferred income tax liability	208	-
Non-current liabilities of discontinued operations	3,308	446
Commitments and contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized at June 30, 2009 and 5,000 at June 30, 2008; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized at June 30, 2009; 45,000 at June 30, 2008; shares outstanding: 9,158 in 2009 and 8,361 in 2008	9	8
Additional paid-in capital	75,957	75,996
Accumulated deficit	(51,187)	(32,174)
Total stockholders’ equity	24,779	43,830
	$36,273	$52,018

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2009	2008	2007
Net revenues:
Grading, authentication and related services	$35,914	$39,505	$38,686
Cost of revenues:
Cost of grading, authentication and related services	16,385	19,779	16,736
Gross profit	19,529	19,726	21,950
Operating expenses:
Selling and marketing expenses	4,306	5,137	4,924
General and administrative expenses	11,615	12,793	13,520
Impairment loss on intangible assets and other assets	649	-	16
Amortization of intangible assets	871	490	505
Total operating expenses	17,441	18,420	18,965
Operating income	2,088	1,306	2,985
Interest income, net	284	1,138	2,149
Other income, net	14	6	7
Income before provision for income taxes	2,386	2,450	5,141
Provision for income taxes	1,183	2,155	2,336
Income from continuing operations	1,203	295	2,805
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(18,126)	(15,927)	(3,320)
Net loss	$(16,923)	$(15,632)	$(515)

Net loss per basic share:
Income from continuing operations	$0.13	$0.03	$0.30
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.99)	(1.71)	(0.36)
Net loss	$(1.86)	$(1.68)	$(0.06)

Net loss per diluted share:
Income from continuing operations	$0.13	$0.03	$0.30
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.98)	(1.69)	(0.35)
Net loss	$(1.85)	$(1.66)	$(0.05)
Weighted average shares outstanding:
Basic	9,103	9,295	9,204
Diluted	9,135	9,419	9,462
Dividends declared per common share	$0.23	$0.91	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2006	8,475	$8	$76,909	$(3,990)	(125)	$(1,021)	$71,906

Exercise of stock options	161	1	275	-	-	-	276
Stock compensation expense	-	-	726	-	-	-	726
Issuance of restricted shares	57	-	164	-	-	-	164
Tax benefit on exercise of stock options	-	-	633	-	-	-	633
Shares repurchased and cancelled under the Stock Repurchase Plan	(72)	-	(949)	-	-	-	(949)
Net loss	-	-	-	(515)	-	-	(515)
Retirement of treasury shares	(125)	-	(1,021)	-	125	1,021	-
Dividends paid ($0.36 per share)	-	-	-	(3,350)	-	-	(3,350)
Balance at June 30, 2007	8,496	$9	$76,737	$(7,855)	-	$-	$68,891

Cumulative effects of adoption of FIN 48 (see note 9)	-	-	-	(170)	-	-	(170)
Exercise of stock options	76	-	242	-	-	-	242
Stock-based compensation - options	-	-	873	-	-	-	873
Stock-based compensation – restricted stock	21	-	352	-	-	-	352
Shares repurchased and cancelled under the Stock Repurchase Plan	(232)	(1)	(2,208)	-	-	-	(2,209)
Net loss	-	-	-	(15,632)	-	-	(15,632)
Dividends paid ($0.91 per share)	-	-	-	(8,517)	-	-	(8,517)
Balance at June 30, 2008	8,361	$8	$75,996	$(32,174)	-	$-	$43,830

10% stock dividend issued November 2008	828	1	(1)	-	-	-	-
Shares sold to directors	40	-	161	-	-	-	161
Stock-based compensation – options	-	-	524	-	-	-	524
1999 supplier stock options expired in 2009	-	-	(495)	-	-	-	(495)
Stock-based compensation – restricted stock	49	-	256	-	-	-	256
Shares repurchased and cancelled under the Stock Repurchase Plan	(120)	-	(484)	-	-	-	(484)
Net loss	-	-	-	(16,923)	-	-	(16,923)
Dividends paid ($0.23 per share)	-	-	-	(2,090)	-	-	(2,090)
Balance at June 30, 2009	9,158	$9	$75,957	$(51,187)	-	$-	$24,779

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,923)	$(15,632)	$(515)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Discontinued operations	18,126	15,927	3,320
Depreciation and amortization expense	1,401	1,081	1,030
Stock-based compensation expense	759	1,179	854
Tax benefit from exercise of stock options	-	-	633
Impairment losses on long-lived assets	649	-	16
Provision for (recovery of) bad debts	42	27	(12)
Provision for inventory write-down	176	23	(4)
(Gain) loss on sale of property and equipment	2	(4)	-
(Gain) loss on customer notes	(10)	-	-
Interest on note receivables	(8)	(9)	(10)
Deferred income taxes	1,168	(1,136)	1,606
Changes in operating assets and liabilities:
Accounts receivable	(82)	(101)	412
Inventories	288	(576)	33
Prepaid expenses and other	(16)	36	189
Refundable income taxes	575	645	(1,220)
Other assets	60	8	82
Accounts payable and accrued liabilities	(284)	(154)	165
Accrued compensation and benefits	72	(600)	824
Income taxes payable	(117)	82	(673)
Deferred revenue	(118)	(170)	306
Deferred rent	46	(95)	(70)
Net cash provided by operating activities	5,806	531	6,966
Net cash used in operating activities of discontinued businesses	(6,568)	(4,034)	(10,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	3	143	-
Capital expenditures	(123)	(960)	(575)
Purchase of businesses, net of cash acquired	-	(3)	(2,411)
Advances on customer notes receivable	(2,446)	(7,829)	(5,038)
Proceeds from collection of customer notes receivable	5,731	4,723	6,416
Capitalized software	(261)	(1,220)	(761)
Cash received from sale of net assets of discontinued operations	796	92	485
Net cash provided by (used in) investing activities	3,700	(5,054)	(1,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	161	-	-
Proceeds from exercise of stock options	-	242	276
Payments for retirement of common stock	(484)	(2,209)	(949)
Dividends paid to common stockholders	(2,090)	(8,517)	(3,350)
Net cash used in financing activities	(2,413)	(10,484)	(4,023)
Increase (decrease) in cash and cash equivalents	525	(19,041)	(9,724)
Cash and cash equivalents at beginning of year	23,345	42,386	52,110
Cash and cash equivalents at end of year	$23,870	$23,345	$42,386

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 (in thousands)
	Year ended June 30,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$(488)	$(651)	$743
Interest paid	$59	$28	$19

Effective July 1, 2006, the Company acquired Expos Unlimited, LLC (Expos) in a transaction summarized as follows:
Fair value of net liabilities assumed	$-	$-	$(385)
Intangible assets	-	-	1,810
Goodwill	-	-	1,001
Purchase price, net of $49 cash acquired	$-	$-	$2,426

NON-CASH FINANCING ACTIVITY:
Supplier Warrants
During fiscal year 2009, approximately 165,000 warrants to acquire the Company’s stock that were issued in 1999 to suppliers with an exercise price of $18.18 expired unexercised.  Prior to expiration of these warrants, the Company recognized a deferred income tax asset of approximately $495,000 that was written off on the dates of expiration and charged to additional paid-in capital on the Consolidated Balance Sheet at June 30, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Organization and Nature of Business

Organization

Collectors Universe, Inc. (“We,” “us,” the “Company” or “Collectors Universe”) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (“PCGS”), the Company’s predecessor corporation, to acquire other businesses that, like PCGS, would provide services to the collectibles markets.  On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS.  As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS.  Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations.  The assets and liabilities acquired were recorded at the PCGS’ basis as the transaction represented a transfer of assets and liabilities between entities under common control.

Concurrently, with the exchange transaction with PCGS, Collectors Universe acquired the assets of the auction businesses of Lyn F. Knight Rare Coins, Inc. (“Lyn Knight”) and Kingswood Coin Auctions, LLC (“Kingswood”) and the minority ownership interests in two majority-owned subsidiaries of PCGS, Superior Trading card Auctions, LLC (“Superior”) and Internet Universe, LLC (“IU”), that were not already owned by PCGS at the time these acquisitions were consummated.

In fiscal year 2005, we organized Collectors Finance Corporation (“CFC”) as a 100% subsidiary to engage in the business of making short-term loans to collectibles dealers pursuant to a dealer financing program.  Following the receipt in March 2005 of a California Finance Lenders License, CFC began making short-term loans to established collectibles dealers.  The loans are secured by the delivery of coins or other collectibles to us.

In fiscal years 2006 and 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company, either as continuing or discontinued operations from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.4 million
Gem Certification & Appraisal Lab, LLC	November 8, 2005	$3.3 million (i)
Gemprint Corporation	December 22, 2005	$8.6 million (i)
Expos Unlimited LLC	July 1, 2006	$2.5 million (ii)
American Gemological Laboratory	August 18, 2006	$3.9 million (i)

(i)    Businesses were discontinued in the third and fourth quarters of fiscal 2009. See Nature of Our Business below and note 4.
(ii)   Does not include contingent purchase price that we may become obligated to pay to the sellers of Expos Unlimited LLC (“Expos”) based on its financial performance.  See note 3 below.

Nature of Our Business

We are engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, stamps, sports memorabilia and autographs.  We authenticate and grade the quality of such collectibles and high-value assets for dealers, collectors and retail buyers and sellers of these collectibles and high-value assets.  We also publish magazines that provide market prices and information for certain collectibles and high-value assets, that is accessible on our websites and sell advertising in those magazines and on those websites; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate collectibles trade shows.

During the period from 1999 through the latter part of fiscal 2004, we also were engaged in the business of marketing and selling high-end collectible coins, trading cards and sports entertainment and historical memorabilia.  Most of those sales were made at multi-venue auctions that were conducted by our collectibles sales divisions.  We also sold collectible coins by direct sales methods.

In December 2003, our Board of Directors adopted a plan to focus our financial and management resources and collectibles expertise, on the operations and growth of our authentication and grading businesses, by divesting the collectibles auctions and direct sales businesses comprising our collectibles sales segment.  During the second and third quarters of fiscal year 2009, the Board of Directors authorized the sale of the PCGS Currency grading business and the closure and sale of the jewelry grading businesses consisting of GCAL and AGL, respectively. During the fourth quarter of the same fiscal year, the Board authorized the sale of the Gemprint business. As of June 30, 2009, each of these businesses with the exception of the Gemprint business has been sold, and, in accordance with Statement of Financial Accounting Standards (SFAS) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, net operating assets and liabilities and related cash flows of those discontinued businesses already sold or held for sale have been classified as part of discontinued operations in the Consolidated Financial Statements for all periods shown. See note 4.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries, all of which are 100% owned by the Company.  At June 30, 2009, such operating subsidiaries were Collectors Finance Corporation (CFC), Certified Asset Exchange, Inc. (CAE) and Expos Unlimited, Inc. (Expos).  All significant inter-company accounts and transactions have been eliminated in consolidation.

We have evaluated subsequent events through September 3, 2009; the date of issuance of these Consolidated Financial Statements.

In June 2008, we merged PCGS, our predecessor corporation that had been one of our wholly-owned subsidiaries since 1999, into the Company.  Prior to that merger, substantially all of the business of PCGS had been, and all of the business of PCGS is now, operated as a division of Collectors Universe.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization of software development costs, the valuation of stock-based compensation awards, the amount of goodwill and the existence or non-existence of goodwill impairments, warranty reserves and the provisions or benefits for income taxes.  Included in the total liabilities of approximately $5,135,000 for discontinued operations on the Consolidated Balance Sheet at June 30, 2009, we estimated the fair values of the remaining lease obligations for facilities previously occupied by the jewelry grading businesses to be approximately $4,454,000. In accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities, we review, on a quarterly basis, our assumptions used in the estimation of the fair value of those lease obligations over the remaining terms of the leases and would record additional expense, if necessary, to adjust the fair values based on currently available information related to the subtenant market for office space in New York City. Our quarterly reviews could have a material impact on our consolidated results of operations, related cash flows and earnings or losses per share of common stock.  Each of these estimates are discussed in more detail in this note 2 and note 4 to these Consolidated

Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2009 and 2008, we had approximately $23,900,000 and $23,300,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $20,200,000 and $21,500,000, respectively, were invested primarily in high-quality money market funds.  Our investment policy provides that the minimum credit quality of any portfolio of trading securities in which we may temporarily invest cash may not be rated less than single-A long term or A1/P1 short term, and any such portfolio may not contain more than 25% exposure to securities of issuers whose principal business activities are in the same industry.  However, the 25% limitation does not apply to securities guaranteed by the U.S. government or to obligations issued by banks that are subject to U.S. banking regulations.  In addition, the weighted average maturity of any such portfolio may not exceed 90 days.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2009 consisted primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances. At June 30, 2009 and 2008, the Company had funds of approximately $20,200,000 and $21,500,000, respectively, in money market funds.  In addition, at June 30, 2009 and 2008, the Company had approximately $3,600,000 and $1,800,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable is due from collectibles dealers.  At June 30, 2009, no individual customer accounts receivable exceeded 10% of the Company’s total gross accounts receivable balances.  At June 30, 2008, accounts receivable from four customers represented 45% of the Company’s total gross accounts receivable balances.  We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $63,000 and $27,000 at June 30, 2009 and June 30, 2008, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 58%, 58% and 60% of our net revenues for the years ended June 30, 2009, 2008 and 2007, respectively.

Customer Notes Receivable. At June 30, 2009 and 2008, the outstanding principal amount of customer notes receivable, which evidenced primarily short term advances made to customers by CFC, totaled $2,340,000 and $5,641,000 (of which, $3,579,000 was classified as held for sale at June 30, 2008), respectively, net of allowances for uncollectible amounts of $31,000.

At June 30, 2009, one note represented 98% of the total principal outstanding as of that date.  At June 30, 2008, three notes, each greater than 10% of the total year-ended balance outstanding, represented 49% of the total principal outstanding.

Suppliers.  We purchase injection-molded parts, holograms and printed labels for our grading services.  There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company.  However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part.  The manufacturing of high-value precision dies can be a lengthy process and requires considerable expertise in their fabrication.  Although, we do not have back-up dies for some of our high-value volume injection-molded parts and we rely on one supplier for these requirements, we believe that this supplier maintains a large enough inventory of the injection-molded parts to allow time for us to have new molds manufactured for us by other suppliers should the need to do so arise.

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

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow moving items, and the allowance for inventory loss is recognized, as necessary.  The allowance for inventory loss was $102,000 and $91,000 at June 30, 2009 and 2008, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.  Coin and stamp reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is indication of impairment of property, equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During fiscal years 2009, 2008, and 2007, approximately $649,000, $0 and $16,000, respectively, were recorded as impairment losses of long-lived assets, other than goodwill, within the Consolidated Financial Statements for those years. The impairment loss of $649,000 in fiscal year 2009 was in connection with capitalized software associated with our autograph authentication business that was not meeting performance expectations and may result in certain aspects of that software being replaced or abandoned.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, trading cards, autographs and stamps.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place, which corresponds with the revenue generating activities being complete.

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

Cooperative Marketing Arrangements

In accordance with EITF 01-09, Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products), marketing allowances given to a customer have been classified as a reduction of revenues in the year ended June 30, 2007.  There were no such marketing allowances given to customers in fiscal years 2008 and 2009.

Warranty Costs

We offer a warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an on-going basis and significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic could result in a material adverse impact on our results of operation.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $524,000, $522,000 and $566,000 in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  SFAS No. 109 requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, SFAS No. 109 requires that we evaluate the probability of realizing the future benefits comprising that asset.  In fiscal 2009 and 2008, we recorded increases to valuation allowances for deferred tax assets of approximately $8,390,000 and $4,550,000, respectively, as we determined that it was more likely than not that we would not recover deferred tax assets related primarily to the $18,126,000 and $19,100,000 pre-tax losses from discontinued operations in fiscal years 2009 and 2008, respectively, and the California Enterprise Zone Credits. FIN 48 clarifies the accounting for uncertainty in tax positions and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and, in addition, our policy is to classify related interest and penalties in our Statements of Operations as a component of income tax expense.  FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  FIN 48 further requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings or accumulated deficit in the period of adoption of FIN 48 and reported as a change in accounting principle, if material.  During the first quarter of fiscal 2008, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and an increase in deferred tax assets of $109,000 and those adjustments are reflected in the Consolidated Balance Sheet as of June 30, 2008.  Interest and penalties totaled $101,000 as of July 1, 2007, the date of the adoption of FIN 48, and were accounted for as part of the total adjustment to accumulated deficit of $170,000.  During fiscal 2009, we voluntarily filed tax returns in two states, which resulted in an aggregate tax liability of approximately $54,000 for the tax years 2005 to 2008 and gave rise to a reduction in our tax expenses in those states of $95,000, which was a benefit to income tax provision in fiscal 2009.

Capitalized Software

Through June 30, 2009 and 2008, we had capitalized approximately $2,590,000 and $2,329,000, respectively as capitalized software and recognized related accumulated amortization of $1,842,000 and $483,000, respectively, in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  During fiscal years 2009, 2008 and 2007, the Company recorded approximately $710,000, $329,000 and $143,000, respectively, as amortization expense for certain software development projects that were completed.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.  The Company recorded an impairment to capitalized software of $649,000 during fiscal 2009 and such amount is included in accumulated amortization at June 30, 2009.

Stock-Based Compensation

The Company applies the fair-value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this method, compensation cost recognized in each of the fiscal years ended June 30, 2009, 2008 and 2007 include: (a) compensation cost for all share-based payments granted and not vested prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Since stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008 and 2007 is based on awards expected to vest in the future, the compensation expense has been reduced for estimated forfeitures of stock awards made in those years.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and reduced the forfeiture rate from 9% at June 30, 2007 to 5% at June 30, 2008 and 2009.

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

The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option beginning as of the adoption date of SFAS No. 123(R), which was July 1, 2005, or the date the option was granted, whichever date is later.

We grant stock options and restricted stock awards to employees and outside directors with respect to which the only condition for vesting is continued employment or service during the specified vesting periods.  Typically, the vesting period is four years for employee awards and one year for director awards, although awards are sometimes granted with immediate vesting or longer vesting periods.  The term of the options may not exceed ten years; however, an optionee’s options will terminate sooner in the event of a cessation of the optionee’s service with the Company prior to the expiration date of the option.  During fiscal years 2009, 2008 and 2007, we awarded an aggregate of 77,778, 23,495 and 62,436 shares of restricted stock, respectively, to the Company’s CEO and CFO and to the non-management directors, and in connection with those awards, recorded, as part of general administrative expenses in the Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007, approximately $256,000, $352,000 and $164,000 in stock-based compensation expense, respectively.  Compensation expense for the grant of a restricted share award to an employee or non-employee director is determined by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted shares awarded based on the closing price of the Company’s common stock effective on the date the award was made.

We recognized stock-based compensation (which includes compensation costs related to the grant of restricted stock awards and stock options) of $780,000, $1,225,000 and $890,000 during fiscal 2009, 2008 and 2007, respectively.  Stock-based compensation is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues, (ii) selling and marketing expenses in the case of stock awards granted to marketing and sales personnel; (iii) general and administrative expenses in the case of stock awards granted to directors, executive and financial management and administrative personnel; and (iv) discontinued operations for those employees associated with businesses that have been sold, or are held for sale, as follows:

	Year Ended June 30,
Included In:	2009	2008	2007
Cost of revenues	$294,000	$293,000	$158,000
Selling and marketing expenses	-	(7,000)	8,000
General and administrative expenses	465,000	893,000	688,000
Continuing operations	759,000	1,179,000	854,000
Discontinued operations	21,000	46,000	36,000
	$780,000	$1,225,000	$890,000

The weighted-average grant date fair values of employee stock options granted during the fiscal years ended June 30, 2008 and 2007 were $3.80 and $5.56, respectively, which were determined using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2009(a)	2008	2007
Dividend yield	-	6.9%	2.6%
Expected volatility	-	48.0%	51.0%
Risk-free interest rate	-	3.9%	4.6%
Expected lives	-	6.0 years	5.1 years

(a)	No stock option grants were awarded in fiscal year 2009.

Beginning with the fourth quarter of fiscal year 2006 and ending with the first quarter of fiscal 2009, we made consecutive quarterly dividend payments to our stockholders, and, accordingly, we incorporated a dividend yield assumption in the determination of the fair value of stock options granted using the Black-Scholes option pricing model. For those options granted during fiscal years 2008 and 2007, the dividend yield assumptions were 6.9% and 2.6% respectively, which were determined by computing the percentage of the annual dividend rate per share to the closing price of the Company’s common stock on the date of the grant.

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2009 was approximately $176,000 and that amount will be recognized as compensation expense as follows:

Fiscal Year Ending June 30,	Amount
2010	$136,000
2011	30,000
2012	10,000
$176,000

However, such amounts, which are non-cash expenses, do not include the cost of new stock option or restricted stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.  The weighted average period over which the total compensation cost related to non-vested awards not yet recognized is approximately 1.3 years.

Net Loss Per Share

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

During the second quarter of fiscal 2009, we issued on November 3, 2008 a one-time 10% stock dividend to all stockholders of record as of October 20, 2008. As a result, the income or loss per common share for all periods shown in the Consolidated Financial Statements has been retroactively adjusted for the 10% stock dividend had been in effect for all periods.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share data):

	Year Ended June 30,
	2009	2008	2007
Income from continuing operations	$1,203	$295	$2,805
Income from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(18,126)	(15,927)	(3,320)
Net loss	$(16,923)	$(15,632)	$(515)

Net loss per basic share:
From continuing operations	$0.13	$0.03	$0.30
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.99)	(1.71)	(0.36)
Net loss	$(1.86)	$(1.68)	$(0.06)

Net loss per diluted share:
From continuing operations	$0.13	$0.03	$0.30
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1.98)	(1.69)	(0.35)
Net loss	$(1.85)	$(1.66)	$(0.05)

Weighted-average shares outstanding:
Basic	9,103	9,295	9,204
Effect of dilutive shares	32	124	258
Diluted	9,135	9,419	9,462

Options and warrants to purchase approximately 884,000, 860,000 and 825,000 shares of common stock for the years ended June 30, 2009, 2008 and 2007, respectively, at exercise prices up to $21.82 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price of our shares for the respective period.

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

During fiscal year 2009, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), which were consummated during fiscal year 2006 and Expos, which we acquired in fiscal year 2007 and, on the basis of those reviews, determined that no impairments had occurred.  During fiscal year 2009 and 2008, we recorded goodwill impairment losses of $1,348,000 and $9,064,000, respectively, in relation to our discontinued jewelry businesses (see note 4).

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30, 2009 and 2008:

At June 30, 2009 and 2008	Amount
CoinFacts, Inc.	$515,000
Expos Unlimited	1,001,000
CCE	1,110,000
$2,626,000

Approximately $1.5 million of the $2.6 million classified as goodwill on the Consolidated Balance Sheets at June 30, 2009 is amortizable and deductible for tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on Consolidated Balance Sheets as of June 30, 2009 and 2008 in thousands of dollars:

	As of June 30, 2009			As of June 30, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
Expos Unlimited:
Auctioneer relationships	$150,000	$(45,000)	$105,000	$150,000	$(30,000)	$120,000
Covenant not to compete	130,000	(49,000)	81,000	130,000	(33,000)	97,000
Customer database	790,000	(237,000)	553,000	790,000	(158,000)	632,000
	1,070,000	(331,000)	739,000	1,070,000	(221,000)	849,000

CCE:
Covenant not to compete	21,000	(15,000)	6,000	21,000	(10,000)	11,000
Customer lists	639,000	(135,000)	504,000	639,000	(90,000)	549,000
Website	2,000	(2,000)	-	2,000	(1,000)	1,000
	662,000	(152,000)	510,000	662,000	(101,000)	561,000

Capitalized Software	2,590,000	(1,842,000)	748,000	2,329,000	(483,000)	1,846,000
	$4,322,000	$(2,325,000)	$1,997,000	$4,061,000	$(805,000)	$3,256,000

Unamortized Intangible Assets:
Expos: Tradename	$740,000	$-	$740,000	$740,000	$-	$740,000
CCE: Tradename	39,000	-	39,000	39,000	-	39,000
	$779,000	-	$779,000	$779,000	$-	$779,000
	$5,101,000	$(2,325,000)	$2,776,000	$4,840,000	$(805,000)	$4,035,000

Amortization expense was $871,000, $490,000 and $505,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  In addition, an impairment charge of $649,000 was recognized in fiscal 2009.  Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows:

Fiscal Year Ending June 30,
2010	$627,000
2011	411,000
2012	182,000
2013	155,000
2014	155,000
Thereafter	467,000
Total	$1,997,000

The weighted average amortization period remaining as of June 30, 2009 is approximately 3.5 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CCE	Expos	Capitalized Software
Customer relationships	15 years	10 years	-
Website	3 years	-	-
Covenant not to compete	5 years	8 years	-
Auctioneer relationships	-	10 years	-
Capitalized software	-	-	3 years

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its first fiscal 2010 quarter ending September 30, 2009. There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these Statements for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement at June 30, 2009. This Statement did not impact the consolidated financial results other than require additional disclosure (see Principles of Consolidation above in this note).

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the fiscal year ended June 30, 2009, and there was no impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the fiscal year ended June 30, 2009. There was no impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective December 15, 2008 for the first annual reporting period following December 15, 2008 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company will adopt this Statement on July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.

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

On July 14, 2005, we acquired substantially all the assets of CoinFacts.com for $500,000 in cash and $15,000 in directly-related costs.  CoinFacts.com operates an Internet website on which it publishes detailed proprietary historical information on U.S. coins.  The amount of $515,000 was classified as goodwill.

On September 2, 2005, we acquired all of the common stock of Certified Coin Exchange and all of the common stock of an affiliated business, computertradingpost.com, Inc. (“CTP”), for an aggregate purchase price of $2,217,000 in cash and directly-related costs of $160,000.  At June 30, 2009 and 2008, $1,110,000 was classified as goodwill based upon the purchase price of $2,377,000 allocated over net tangible assets acquired of $320,000 and intangible assets acquired of $947,000.  CCE operates a subscription-based dealer-to-dealer Internet bid-ask market for third-party certified coins.

We were required to purchase CTP as a condition to its acquisition of CCE.  At the time we consummated the CCE acquisition, we intended to dispose of CTP, and effective November 30, 2005, disposed of CTP.  See note 4 below.

Effective July 1, 2006, we acquired the assets and business of Expos Unlimited LLC (“Expos”), a trade show management company, that operates the Long Beach and the Santa Clara, California coin, stamp and collectibles expositions. The purchase price for this business was $2,400,000 in cash and other direct costs of approximately $75,000.  Based on the revenues of Expos during the five-year period ending June 30, 2011, the Company may be obligated to make contingent payments of up to an aggregate of $750,000 in July 2011.  A fair value of $1,810,000 was assigned to identifiable intangible assets, and $193,000 and $529,000 were allocated to net assets acquired and assumed liabilities, respectively.  The excess of the purchase price that we paid for Expos over the fair values of net assets acquired and liabilities assumed, which totaled $1,001,000, was recorded as goodwill.

In connection with the Company's acquisition of the business and assets of Expos, the Company assumed a lease for the offices at which Expos conducts its operations. The landlord under that lease is a trust of which the trustee is the former president of Expos, who has been retained to provide services to the Company under a five year consulting agreement for consulting fees of $250,000 per year. The lease provides for lease payments by the Company of $3,000 per month for a term of three years with a one-time security deposit of $3,000.  The lease is renewable for successive periods of one year each, subject to the right of either party to terminate the lease prior to commencement of any such one year renewal period.  During fiscal year 2009, 2008 and 2007, the Company paid $38,000, $37,000 and $36,000 in lease payments for the Expos office site.  During fiscal year 2007, the Company paid $3,000 as a security deposit for the lease.

4.            Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, all of which have been reclassified in accordance with SFAS No. 144 as assets and liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of June 30, 2009 and 2008. The Consolidated Statements of Operations for the fiscal years ended June 30, 2009, 2008 and 2007 have also been restated to present the results of operations for those discontinued operations under the caption of loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes); and, the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007 segregate the cash flows from discontinued operations from all other cash flow activities. Previously in fiscal 2004, we divested and sold certain assets and businesses of our collectibles auction businesses, our direct sales businesses, and retained other assets and liabilities, which we disposed of or liquidated subsequently.

At June 30, 2009 our continuing operations consist of our collectibles grading and authentication businesses, our CCE subscription business, our CFC dealer-financing business and our Expos collectibles convention business.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, an entity affiliated with the owner of CCE.  Our intent at the date of acquisition was to dispose of CTP, and we disposed of CTP in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At June 30, 2009 and 2008, the carrying values of the note were $138,000 and $230,000, respectively, of which the current portion, at June 30, 2009 and 2008 was approximately $92,000, and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

Jewelry Businesses

As previously reported in our Annual Report on Form 10-K for fiscal 2008 and in our Quarterly Reports on Form 10-Q during fiscal 2009, we recorded impairment losses in the Consolidated Statements of Operations during those periods of $11,233,000 and $7,695,000, respectively, in connection with our jewelry businesses, which also comprised our jewelry operating segment (see note 16).   We also recorded impairment losses of $39,000 in fiscal 2007, primarily in relation to Gemprint equipment.  Those impairment losses were the result of management’s assessment that the fair values of goodwill, other intangible assets and property and equipment were determined to be less than the then carrying values of those assets based upon future discounted and undiscounted cash flows and, as a result, the carrying values of the goodwill and intangible assets were impaired and were ultimately written down to zero in fiscal 2009.

During March 2009, the Company ceased operations in GCAL and AGL and announced the Company’s plan to sell the assets of those businesses in an orderly manner. During March 2009, the Company sold the GCAL diamond grading business to GCAL’s president and former owner and received $370,000 in cash as full payment for certain GCAL tangible and intangible assets including the buyer’s right to use the GCAL trade name under a licensing agreement for a period of ten years until 2019.  During May 2009, we concluded an asset sale agreement with a former AGL executive to whom we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due on November 8, 2009 in the amount of $70,750. The undiscounted amount of the note is classified as part of notes receivable from sale of net assets of discontinued operations on the Consolidated Balance Sheet as of June 30, 2009. During fiscal 2009, we recognized an aggregate pre-tax loss on the disposal of Jewelry Businesses, including the Gemprint business which we exited in the fourth quarter of fiscal 2009, of approximately $5,188,000, and is shown as part of loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes) within the Statements of Operations for the fiscal year ended June 30, 2009.

During the quarter ended June 30, 2009, in accordance with SFAS No.146, the Company recorded an increase of $815,000 to the initial accrual of $3,740,000 that was established on March 31, 2009, in connection with the two leased laboratory facilities for GCAL and AGL that we continue to lease through December 31, 2015 and 2017, respectively. Under SFAS No. 146, we update our estimate of the fair values of the remaining lease obligations for each reporting period based upon the remaining minimum lease payments we are required to make in the future, directly related costs that we expect to incur over the remaining term of the lease and reduced by anticipated subtenant payments we expect to receive over the same term. In the fourth quarter of fiscal 2009, we noted that the market rate for subtenant space in New York City was less than our estimate at March 31, 2009 and the wait time to sublease was expected to be longer than our original estimate, and, accordingly, we recognized an additional expense of $815,000 as part of the aggregate loss on the disposal of the Jewelry Businesses during fiscal 2009. Following the exit of Gemprint in the fourth quarter of fiscal 2009, we reclassified a $20,000 accrual related to a remaining obligation for a Gemprint facility in Toronto, Canada, which will expire in August 2010, to discontinued operations. The total accrual at June 30, 2009 related to remaining lease obligations is approximately $4,454,000, of which $1,182,000 is classified as a current liability of discontinued operations held for sale and the balance of $3,272,000 is classified as non-current.

Currency Grading Business

As reported on our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale. In February 2009, we sold the assets of this business to Lyn Knight Associates for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013. The Note is discounted using an imputed rate of 7.25% and is carried on the Consolidated Balance Sheets as of June 30, 2009 in the amount of $253,000 as part of notes receivable from sale of net assets of discontinued operations.  A net loss of $31,000 was recognized during the third quarter of fiscal 2009 as a loss on the disposal of the currency grading business.

The operating results of the discontinued jewelry and the collectible sales businesses, which are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Net revenues	$1,437	$2,506	$1,850

Loss from operations of discontinued businesses	(5,212)	(7,867)	(5,744)
Impairment losses	(7,695)	(11,233)	(39)
Gain (loss) on sales of discontinued businesses	(5,219)	-	259
Loss before income tax benefit	(18,126)	(19,100)	(5,524)
Income tax benefit	-	(3,173)	(2,204)
Loss from discontinued operations	$(18,126)	$(15,927)	$(3,320)

	June 30,
Balance Sheet Data On Discontinued Operations	2009	2008
Current Assets:
Accounts receivable, net	$31	$203
Inventories	-	21
Assets held for sale	71	-
Prepaid expenses	-	226
	$102	$450

Non-current assets:
Property and equipment	$-	$2,865
Intangible assets	-	4,459
Goodwill	-	1,348
Other assets	182	329
	$182	$9,001

Current liabilities:
Accounts payable	$42	$523
Lease obligations	1,182	26
Other accrued expenses	586	592
Deferred revenue	17	83
	$1,827	$1,224

Non-current liabilities:
Lease obligations	$3,272	$22
Deferred rent	-	388
Other long-term liabilities	36	36
	$3,308	$446

5.     Inventories

Inventories consist of the following at June 30:
	(in thousands)
	2009	2008
Coins	$336	$750
Other collectibles	31	28
Grading raw materials consumable inventory	232	274
	599	1,052
Less inventory reserve	(102)	(91)
	$497	$961

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

6.	Customer Notes Receivable

During the fourth quarter of 2005, our wholly-owned subsidiary, Collectors Finance Corporation (CFC), implemented a dealer financing program, pursuant to which it offers short term loans to collectibles dealers and customers with established credit histories that are willing to collateralize the loans with coins or other collectibles that have been or will be authenticated and graded by us.  A customer is required to repay the loan at maturity or, if sooner, on return to the customer of the coins or other collectibles that collateralize the loan.  In the event that we return only a portion of the coins or other collectibles being held as collateral for the loan, then the customer is required to make a principal reduction payment at that time to maintain adequate collateral coverage for the loan or to pledge other collectibles as security for the loan.  These short term loans bear interest at a rate based on the prevailing prime rate of interest at the time the loan is made.  On the Consolidated Balance Sheets at June 30, 2009 and 2008, approximately $2,340,000 and $5,641,000 were outstanding as customer notes receivable, of which $3,579,000 was classified separately as held for sale (see below).  During fiscal years 2009 and 2008, the average interest rates applied to the principal amounts outstanding for the purpose of recording interest income from these notes receivables was 8.25% and 10%, respectively,

During the fourth quarter of fiscal year 2008, CFC made the decision to sell certain loans outstanding.  In the event of a sale of such notes, the related collateral will be transferred to the buyer.  At June 30, 2008, approximately $3,579,000 of CFC customer notes receivable were reclassified as held for sale on the Consolidated Balance Sheet in accordance with SOP No. 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which requires that financial instruments such as notes receivables be classified as held for sale with a value that is the lower of cost or market once a decision has been made to sell such loans.  During fiscal 2009, we sold approximately $3,554,000 of the notes held for sale at June 30, 2008 for an amount that was about 0.7% over the aggregate principal amount of the loans and at June 30, 2009, the balance of $25,000 was no longer held for sale.

In addition to the principal amounts loaned by CFC under this program, we recorded a note receivable from a customer in the principal amount of $132,000 in September 2006 that matured and was repaid in December 2007.  Approximately, $10,000 and $8,000 were recorded as interest income during the fiscal years ended June 30, 2007 and 2008, respectively.

We routinely perform an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses.   At June 30, 2009 and 2008, we had allowances for uncollectible amounts of $31,000 to cover deficiencies in collateral.

7.	Property and Equipment

Property and equipment consist of the following at June 30:
	(in thousands)
	2009	2008
Coins and stamp reference sets	$515	$506
Computer hardware and equipment	1,345	1,579
Computer software	990	990
Equipment	1,823	1,878
Furniture and office equipment	897	886
Leasehold improvements	665	664
Trading card reference library	52	52
	6,287	6,555
Less accumulated depreciation and amortization	(5,113)	(4,938)
Property and equipment, net	$1,174	$1,617

Depreciation and amortization expense relating to property and equipment for fiscal 2009, 2008 and 2007 was $530,000, $591,000 and $525,000, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:
	(in thousands)
	2009	2008
Warranty reserve	$708	$665
Professional fees	112	67
Other	524	625
	$1,344	$1,357

Warranty reserve activity and balances related to fiscal years 2009, 2008 and 2007, were as follows (in thousands):

Warranty reserve June 30, 2006	$705
Charged to cost of revenues	375
Payments	(355)
Warranty reserve at June 30, 2007	725
Charged to cost of revenues	1,315
Payments	(1,375)
Warranty reserve at June 30, 2008	$665
Charged to cost of revenues	576
Payments	(533)
Warranty reserve at June 30, 2009	$708

9.	Income Taxes

Set forth below is the provision for income taxes for the years ended June 30:
	(in thousands)
	2009	2008	2007
Current:
Federal	$(8)	$59	$1,235
State	17	60	29
	9	119	1,264
Deferred:
Federal	877	503	706
State	297	1,533	366
	1,174	2,036	1,072
Total provision for income taxes	$1,183	$2,155	$2,336

The reconciliation of the provision for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows:

	(in thousands)
	2009	2008	2007

Provision at federal statutory rates	$811	$833	$1,761
State income taxes, net	208	1,052	249
Meals and entertainment	58	89	94
Tax exempt interest	-	(162)	-
Stock-based compensation	164	274	227
Other	(89)	69	(17)
Valuation allowances	31	-	22
	$1,183	$2,155	$2,336

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008
Deferred tax assets:
Stock compensation costs	$263	$682
Reserves and accruals	3,139	1,093
Net operating loss carryforward	4,636	2,210
Property and equipment	964	-
Credits	1,632	1,049
Intangible assets	2,363	867
Other	94	141
Less: valuation allowance	(12,962)	(4,572)
Total deferred tax assets	129	1,470
Deferred tax liabilities:
Indefinite life	(268)	-
Other	(129)	(75)
Total deferred tax liabilities	(397)	(75)
Net deferred tax assets (liabilities)	(268)	1,395
Less: current portion	60	(486)
	$(208)	$909

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration and for the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone.  Due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets, the Company recorded a valuation allowance against such assets at June 30, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2006 through June 30, 2008 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2008.

At June 30, 2009, the Company had $1,376,000 of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has federal and state net operating losses of $10,475,000 and $11,654,000, respectively, which will primarily begin to expire in 2027 and 2017.

As discussed in note 2, during the first quarter of fiscal 2009, the cumulative effects of applying FIN 48 were recorded as an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and an increase to net deferred tax assets of $109,000.  Interest and penalties totaled $101,000 as of the date of adoption of FIN 48 and were accounted for as part of the total adjustment to accumulated deficit of $170,000.

As of June 30, 2009, the liability for income taxes associated with uncertain tax positions was $237,000, including accrued penalties and interest of $86,000.  The entire amount, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in 000’s):

Unrecognized tax benefits balance at June 30, 2008	$249
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	(98)
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2009	$151

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

10.          Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS 157 as of July 1, 2008 for financial assets, including cash and cash equivalents, and SFAS 157-2 will be adopted as of July 1, 2009 for nonfinancial assets and nonfinancial liabilities.

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

As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis.  The fair value of operating lease obligations of $4,454,000 is in connection with the exiting of our jewelry grading businesses during the third and fourth quarters of fiscal year 2009 (see note 4). The fair value of these financial assets and liabilities were determined using the following inputs at June 30, 2009:

	(in thousands)
	Total As of June 30, 2009	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$23,870	$23,870	$-	$-
Liabilities:
Operating lease obligations	$4,454	$-	$-	$4,454

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

12.           Stockholders’ Equity

Dividends

On May 31, 2006, the Company adopted a dividend policy that called for the payment of quarterly cash dividends, each in the amount of $0.07 per share for an expected total annual cash dividend of approximately $0.29 per common share.  The first of such quarterly cash dividends under this policy of $0.07 per share was paid on June 28, 2006 in the amount of $674,000.

During fiscal year 2009, 2008 and 2007, the Company paid cash quarterly dividends in the aggregate amounts of approximately $2,090,000, $8,517,000 and $3,350,000, respectively.

The declaration of cash dividends in the future, pursuant to the Company’s dividend policy, are subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.  On September 26, 2008, the Board of Directors approved a suspension of the quarterly cash dividend and also approved a one-time 10% stock dividend, which was distributed on November 3, 2008 to all stockholders of record as of October 20, 2008.

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing us to make up to $10,000,000 of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  During the fiscal years ended June 30, 2009, 2008 and 2007, pursuant to this program we repurchased and retired approximately 120,000, 232,000 and 72,000 shares, respectively, of our common stock, for aggregate purchase prices (including transaction costs) totaling approximately $484,000, $2,209,000 and $949,000, respectively.  Accordingly, common stock at par value and additional paid-in capital were reduced by the $484,000 and $2,209,000, respectively, the Consolidated Balance Sheets as of June 30, 2009 and 2008. We are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

On October 8, 2008, the Company acquired from its former CEO approximately 120,000 shares of the Company’s common stock, and the Company paid approximately $484,000 in cash for these shares, or approximately $4.03 per share.  The selling price of $4.03 was determined based on a 10% discount from the volume weighted average price of the Company’s common stock on October 8, 2008 of $4.48.  On October 9, 2008, two directors purchased an aggregate of 40,000 shares from the Company for a selling price of $4.03, or approximately $161,000.

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

Supplier Warrants

During fiscal 1999, we granted warrants to purchase up to an aggregate of 165,000 shares of our common stock, at an exercise price of $18.18 per share, to collectible experts providing content for our websites.  These warrants vested immediately and were exercisable over a ten-year term.  The fair value of these warrants was expensed in fiscal 1999, and all of these warrants expired during fiscal 2009.

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

Pursuant to the provisions of the 2006 Plan, those 444,000 shares were “rolled over” into and became available for grants of stock awards only under the 2006 Plan and the right to grant additional stock awards under the Existing Plans terminated.  In addition, while the stock options and restricted shares that were outstanding under the Existing Plans, which covered a total of 911,000 shares at the time the 2006 Plan was approved, were unaffected by the adoption of the 2006 Plan, in the event any of those stock awards were to terminate or any shares that were subject to outstanding stock options or restricted stock awards under the Existing Plans were to be reacquired by the Company, those shares will become available for future grants of stock awards under the 2006 Plan, rather than under the Existing Plans.  As a result, the adoption of the 2006 Plan did not increase the number of shares authorized for issuance under the Company’s stock incentive plans.  Instead, the 2006 Plan was adopted to provide greater flexibility to the Company in terms of the types of stock incentives that could be granted to eligible participants.  At June 30, 2009, a total of 685,000 shares of common stock were available for future grants under the 2006 Plan and no shares were available for new grants under any of the other plans.

The following is a summary of stock option activity in the fiscal years 2009, 2008 and 2007 under the 2006 Plan, and each of the Existing Plans (in thousands, except per share data).

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding as June 30, 2006	978	$2.80	-	$21.82	$11.50
Granted	72	12.45	-	12.81	12.43
Cancelled	(15)	2.80	-	18.18	13.74
Exercised	(32)	2.80	-	10.53	3.24
Options outstanding at June 30, 2007	1,003	$2.80	-	$21.82	$11.80
Granted	33	13.18	-	13.18	13.18
Cancelled	(25)	2.80	-	17.82	13.05
Exercised	(84)	2.80	-	12.48	3.84
Options outstanding at June 30, 2008	927	$2.80	-	$21.82	$12.54
Granted	-	-	-	-	-
Cancelled	(264)	2.80	-	21.82	13.33
Expired	(78)	9.49	-	18.18	16.64
Exercised	-	-	-	-	-
Options outstanding at June 30, 2009	585	$2.80	-	$21.82	$11.61

The total pre-tax intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 were approximately $0, $649,000 and $285,000, respectively.  Total fair value of options vested during 2009, 2008 and 2007 were $1,101,000, $665,000 and $656,000, respectively.

The following table summarizes information about stock options outstanding at June 30, 2009:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$2.80	$3.45	66	3.4	$3.14	$115	66	$3.14	$115
$6.91	$7.27	91	3.7	$7.01	-	91	$7.01	-
$9.09	$12.73	266	5.0	$11.52	-	258	$11.49	-
$14.17	$18.18	132	5.8	$16.83	-	124	$17.07	-
$21.82	$21.82	30	0.3	$21.82	-	30	$21.82	-
		585	4.6	$11.61	$115	569	$11.58	$115

At June 30, 2009, unvested stock options to purchase up to a total of approximately 16,000 shares were outstanding with a weighted average contractual remaining life of 7.6 years and at a weighted average exercise price of $12.80.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $4.88) was $0.  At June 30, 2009, and based upon the estimated forfeiture rate of 5% per annum and the remaining vesting terms of these options, the number of options expected to vest over their remaining vesting terms was approximately 15,700 options.  At June 30, 2008, unvested stock options to purchase up to a total of approximately 222,000 shares of our common stock were outstanding with a weighted average contractual remaining life of 7.1 years and at a weighted average exercise price of $12.88.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $8.11) was $0.

The weighted-average fair values of stock options granted during fiscal 2009, 2008 and 2007 were $0, $3.80 and $5.56 per option share, respectively.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2009, 2008 and 2007 and their respective weighted average grant date fair values.  No restricted shares were issued prior to fiscal year 2007.

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2006	-	$-
Granted	62,436	12.41
Vested	(7,183)	12.18
Forfeited or cancelled	-	-
Non-vested at June 30, 2007	55,253	$12.44
Granted	23,495	12.84
Vested	(28,389)	12.48
Forfeited or cancelled	-	-
Non-vested at June 30, 2008	50,359	$12.60
Granted	77,778	2.70
Vested	(55,863)	5.73
Forfeited or cancelled	(28,847)	12.48
Non-vested at June 30, 2009	43,427	$3.80

14.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, the President and a director and a stockholder of the Company, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through March 31, 2019, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $2.00 per square foot per month.  Under the original lease that was extended in February 2009, that rent, per square foot, is equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  The current rent is consistent with amounts being paid by the Company.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $43,240 in fiscal 2009, $43,620 in fiscal 2008 and $42,370 in fiscal 2007.

During fiscal years 2009, 2008 and 2007, the Company charged, and DHRCC paid, approximately $13,700, $30,450 and $35,000 for advertising fees, approximately $9,000, $2,000 and $1,000 for grading and authentication fees and DHRCC was paid approximately $11,000, $20,000 and $52,000 for warranty claims, respectively. During fiscal year 2009 and 2008, DHRCC attended the Expos Long Beach shows and paid approximately $5,800 and $7,300, respectively, in fees to Expos and also paid CCE $4,200 and $5,800 in monthly subscriber fees during fiscal year 2009 and 2008, respectively.

During fiscal year 2009, David Hall paid $9,000 in grading and authentication fees for personal sportscards submitted.  Also, a member of the immediate family of David Hall paid $191,000 in grading and authentication fees to PCGS during fiscal year 2009 and owed the Company approximately $31,000 at June 30, 2009 for services provided during fiscal 2009.  The grading fees charged by the Company to both individuals, were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

An individual, who served as a member of the board of directors for the first five months of fiscal 2007, is also a partner in a professional services firm that provided legal services to the Company.  In fiscal 2007, the member was paid $23,750 as Board fees; and the professional services firm was paid $234,000, $211,000 and $189,000, respectively, for legal services rendered to the Company during fiscal years 2009, 2008, and 2007.  At June 30, 2009, amounts payable to this firm were $19,000 and approximately $60,000 was accrued as part of accrued liabilities on the Consolidated Balance Sheet.

15.           Commitments and Contingencies

                 Leases

        The Company has various operating lease commitments for facilities and equipment that expire through March 2019.  In December 2008, the Company amended the current lease obligation for its Headquarters’ facility by entering into a new 10 year lease obligation with aggregate payments of $9,711,000 that commenced on February 8, 2009 and continues to March 31, 2019. In March and June 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those leases as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2009, the scheduled payments of which are presented in the table further below.

                 In accordance with SFAS No. 13, the Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2009, 2008 and 2007 for those operations classified as continuing operations were approximately $1,077,000, $1,118,000 and $1,117,000, respectively.

                Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations, are as follows:

	Company’s Gross Payment	Sublease Income	Net
2010	$985	$41	$944
2011	986	42	944
2012	1,009	43	966
2013	990	45	945
2014	982	46	936
Thereafter	5,080	238	4,842
	$10,032	$455	$9,577

Future minimum lease payments (set forth in thousands) under those agreements associated with our discontinued operations at June 30, 2009 are as follows:

	Company’s Gross Payment	Sublease Income	Net
2010	$890	$5	$885
2011	906	-	906
2012	941	-	941
2013	981	-	981
2014	1,022	-	1,022
Thereafter	3,064	-	3,064
	$7,804	$5	$7,799
Less: Estimated fair value of minimum lease payments			(4,149)
			$3,650

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

Legal Actions and Settlements

Bill Miller v. Collectors Universe, Inc.  Effective as of October 14, 2008, William Miller and the Company executed a settlement and release agreement which provided for a complete release by each party of all known and unknown claims it has or may have against the other relating to or arising out of the subject matter of the lawsuit that Miller had brought against the Company in 2004 in which he sought alleged statutory damages from the Company of up to approximately $10.5 million based on a claim that the Company had used his name, allegedly without his consent, on Company authentication certificates.  The released claims included pending claims brought by each party seeking to recover its legal fees and expenses in that lawsuit from the other party.  The Company was not required to make any payments to Miller in exchange for the release.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web-based advertising, subscription-based revenues and product sales.  The other collectibles segment, includes stamps, the CCE subscription business and our collectibles conventions business.  During fiscal 2009, we exited the jewelry businesses and the currency grading business; as a result, these businesses were classified as discontinued operations in the Consolidated Financial Statements and excluded from consideration as operating segments of the Company.  We do not disclose revenues from external customers for each service or similar groups of services that we offer because it is impractical to do so.

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) impairment losses, (iv) stock-based compensation expense as significant other non-cash transactions, and (v) operating income (loss) for the fiscal years ended June 30, 2009, 2008 and 2007. Net identifiable assets and goodwill are provided by business segment as of June 30, 2009 and 2008.  All of our sales and identifiable assets are located in the United States.

	Year Ended June 30,
Net revenues from external customers:	2009	2008	2007
Coins	$20,943	$22,924	$23,317
Trading cards and autographs	10,190	11,518	10,966
Other	4,781	5,063	4,403
Total revenue	$35,914	$39,505	$38,686

Amortization and depreciation:
Coins	$303	$248	$205
Trading cards and autographs	365	205	100
Other	414	287	409
Total	1,082	740	714
Unallocated amortization and depreciation	319	341	316
Consolidated amortization and depreciation	$1,401	$1,081	$1,030

Impairment losses:
Coins	$-	$-	$-
Trading cards and autographs	649	-	-
Other	-	-
Total	649	-	-
Unallocated impairment losses	-	-	16
Consolidated impairment losses	$649	$-	$16

Stock-based compensation:
Coins	$195	$194	$80
Trading cards and autographs	83	88	79
Other	22	58	51
Total	300	340	210
Unallocated stock-based compensation	459	839	644
Consolidated stock-based compensation	$759	$1,179	$854

Operating income before unallocated expenses:
Coins	$6,825	$6,404	$9,658
Trading cards and autographs	598	2,161	1,806
Other	396	585	406
Total	7,819	9,150	11,870
Unallocated operating expenses	(5,731)	(7,844)	(8,885)
Consolidated operating income	$2,088	$1,306	$2,985

	At June 30,
Identifiable Assets:	2009	2008
Coins	$2,683	$3,346
Trading cards and autographs	1,003	1,115
Other	7,051	10,975
Total	10,737	15,436
Unallocated assets	25,536	36,582
Consolidated assets	$36,273	$52,018
Goodwill:
Coins	$515	$515
Other	2,111	2,111
Consolidated goodwill	$2,626	$2,626

17.           Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2008 and 2009.  The operating income of $1,230,000 in the fourth quarter of fiscal 2009 includes an impairment loss of $649,000 related to capitalized software in our autograph authentication and grading businesses.

Quarterly Reports of Operations	Quarters Ended (In thousands, except per share data)
	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009
Statement of Operations Data:
Net revenues	$10,264	$9,258	$10,345	$9,638	$9,043	$7,802	$9,315	$9,754
Cost of revenues	4,332	5,785	4,928	4,734	4,126	4,027	4,111	4,121
Gross profit	5,932	3,473	5,417	4,904	4,917	3,775	5,204	5,633
Operating Expenses:
SG&A expenses	4,675	4,261	4,726	4,268	4,416	3,995	4,007	3,503
Impairment of other intangible assets	-	-	-	-	-	-	-	649
Amortization of intangible assets	105	110	136	139	168	199	253	251
Operating income (loss)	1,152	(898)	555	497	333	(419)	944	1,230
Interest and other income, net	446	299	241	158	136	77	56	29
Income (loss) before income taxes	1,598	(599)	796	655	469	(342)	1,000	1,259
Provision (benefit) for income taxes	619	(241)	474	1,303	-	1,210	109	(136)
Income (loss) from continuing operations	979	(358)	322	(648)	469	(1,552)	891	1,395
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(1,089)	(1,085)	(1,288)	(12,465)	(1,766)	(9,373)	(5,679)	(1,308)
Net income (loss)	$(110)	$(1,443)	$(966)	$(13,113)	$(1,297)	$(10,925)	$(4,788)	$87
Net income (loss) per basic share:
From continuing operations	$0.11	$(0.04)	$0.03	$(0.07)	$0.05	$(0.17)	$0.10	$0.15
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.12)	(0.11)	(0.13)	(1.35)	(0.19)	(1.03)	(0.63)	(0.14)
Net income (loss)	$(0.01)	$(0.15)	$(0.10)	$(1.42)	$(0.14)	$(1.20)	$(0.53)	$0.01
Net income (loss) per diluted share:
From continuing operations	$0.10	$(0.04)	$0.03	$(0.07)	$0.05	$(0.17)	$0.10	$0.15
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.11)	(0.11)	(0.13)	(1.34)	(0.19)	(1.03)	(0.63)	(0.14)
Net income (loss)	$(0.01)	$(0.15)	$(0.10)	$(1.41)	$(0.14)	$(1.20)	$(0.53)	$0.01
Weighted average shares outstanding
Basic	9,310	9,340	9,317	9,211	9,146	9,079	9,083	9,102
Diluted	9,509	9,340	9,406	9,274	9,186	9,079	9,108	9,140

18.           Subsequent Events

Repurchase of Shares pursuant to Dutch Auction Tender Offer

On June 2, 2009, the Company commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of its common stock at a per share price of not less than $5.00 and not greater than $5.40.  The tender offer, which expired on July 2, 2009, was oversubscribed and the Company purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,749,140 (not including the costs of conducting the tender offer).  With the completion of the tender offer, the total number of shares outstanding was reduced to 7,408,516 shares as of July 31, 2009.

Restricted Stock Awards

On June 1, 2009, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), for its three executive officers, Michael J. McConnell, its CEO, David G. Hall, its President, and Joseph J. Wallace, its CFO (the “Participants”).  Under the terms of that Program, on July 31, 2009, the three Participants were awarded the following numbers of restricted shares:  Mr. McConnell -- 101,034 shares; Mr. Hall -- 101,034 shares; and Mr. Wallace -- 50,517 shares.  Retention by the Participants of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied, those shares will be forfeited and cancelled.  Those vesting requirements consist of the following:

(1)           Performance-Based Vesting Requirement.  The vesting of seventy-five (75%) of the restricted shares awarded to each Participant will be contingent on the Company’s achievement of an operating income goal for fiscal 2010.  If that goal is not achieved, all of those shares will be forfeited and cancelled.  On the other hand, if the Company achieves that financial performance goal, then (i) one-third of the shares will vest when it is determined that the performance goal was achieved, provided that the Participant was still in the Company’s service at the end of fiscal 2010, (ii) another one-third of those shares will vest on June 30, 2011, provided the Participant is still in the Company’s service at that time, and (iii) the final one-third of those shares will vest on June 30, 2012, provided the Participant is still in the Company’s service at that time, subject to acceleration of such vesting if a Participant’s service with the Company is terminated without cause.

(2)           Time-Based Vesting.  The vesting of the other 25% of the restricted shares granted to each Participant will be contingent on the continued service of the Participant to July 31, 2010, except for the 25% of the restricted shares granted to Mr. Wallace, the Company’s CFO, which became vested on the date of grant.

According to the Compensation Committee, the 2010 Stock Incentive Program was adopted in place of a cash-based management incentive compensation plan of the type adopted in previous years.

The Company will determine the fair value of the 252,585 shares of restricted stock based on the July 31, 2009 closing price of the Company’s common stock of $4.07 and will record stock-based compensation expense over the requisite service period that commenced effective the grant date of July 31, 2009 and will continue to June 30, 2012. That portion of stock-based compensation expense associated with the performance-based vesting will not be recorded during fiscal 2010 unless it is probable that, in accordance with SFAS No. 5, Accounting for Contingencies, the Company will achieve the fiscal 2010 financial objectives established by the Compensation Committee of the Board of Directors.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Charged to Tax Provision	Net Deductions	Balance at End of Period

Allowance for doubtful accounts	$26,000	$9,000	$-	$-	$(19,000)	$16,000
Allowance for customer notes receivable	16,000	7,000	-	-	-	23,000
Inventory reserve	106,000	-	-	-	(15,000)	91,000
Valuation allowance for deferred taxes	-	-	-	22,000	-	22,000
Total at June 30, 2007	$148,000	$16,000	$-	$22,000	$(34,000)	$152,000

Allowance for doubtful accounts	$16,000	$24,000	$-	$-	$(13,000)	$27,000
Allowance for customer notes receivable	23,000	8,000	-	-	-	31,000
Inventory reserve	91,000	-	23,000	-	(23,000)	91,000
Valuation allowance for deferred taxes	22,000	-	-	4,550,000	-	4,572,000
Total at June 30, 2008	$152,000	$32,000	$23,000	$4,550,000	$(36,000)	$4,721,000

Allowance for doubtful accounts	$27,000	$50,000	$-	$-	$(14,000)	$63,000
Allowance for customer notes receivable	31,000	-	-	-	-	31,000
Inventory reserve	91,000	-	176,000	-	(165,000)	102,000
Valuation allowance for deferred taxes	4,572,000	-	-	8,390,000	-	12,962,000
Total at June 30, 2009	$4,721,000	$50,000	$176,000	$8,390,000	$(179,000)	$13,158,000

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2009, Collectors Universe, Inc. maintained effective internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2009 for the Company’s 2009 annual stockholders' meeting.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2009 for the Company’s 2009 annual stockholders' meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2009 for the Company’s 2009 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2009.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	585,000	11.61	685,000
Total	$585,000	$11.61	$685,000

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2009 for the Company’s 2009 annual stockholders’ meeting.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2009 for the Company’s 2009 annual stockholders’ meeting.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

                The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

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

COLLECTORS UNIVERSE, INC

Date: September 3, 2009	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Michael J. McConnell and Joseph J. Wallace, and any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his or her behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	September 3, 2009
A. Clinton Allen

/s/ MICHAEL J. MCCONNELL	Chief Executive Officer and Director	September 3, 2009
Michael J. McConnell

/s/ DAVID HALL	President and Director	September 3, 2009
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	September 3, 2009
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ VAN D. SIMMONS	Director	September 3, 2009
Van D. Simmons

/s/ A. J. BERT MOYER	Director	September 3, 2009
A. J. Bert Moyer

/s/ DEBORAH A. FARRINGTON	Director	September 3, 2009
Deborah A. Farrington

/s/ BRUCE A. STEVENS	Director	September 3, 2009
Bruce A. Stevens

S-1

INDEX TO EXHIBITS
Exhibit No.	Description

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

3.2.3
Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock.  Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on January 14, 2009.

3.3
Certificate of Amendment to Section 2 of Article III of the Company’s Bylaws, effective as of September 26, 2008, establishing a Majority-Vote requirement for Directors.  Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 26, 2008.

3..3.1
Amended and Restated Bylaws of Collectors Universe, Inc. as adopted and effective September 26, 2008.  Incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

4.3
Rights Agreement, dated as of January 14, 2009, between Collectors Universe, Inc. and StockTrans, Inc., as Rights Agent. Incorporated by reference to the same numbered exhibit to the Company’s Form 8-A Registration Statement filed with the SEC on January 14, 2009.

10.1	Collectors Universe 1999 Stock Incentive Plan.*
10.2	Form of Stock Option Agreement for the Collectors Universe 1999 Plan.*
10.4	PCGS 1999 Stock Incentive Plan.*
10.5	Form of Stock Option Agreement for the PCGS 1999 Plan.*
10.6	Form of Indemnification Agreement.*
10.9	Collectors Universe/eBay Mutual Services Term Sheet dated February 10, 1999, between the Company and eBay, Inc.*
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
10.42
Separation Agreement and Mutual Release dated as of March 16, 2009 between the Company and Michael R. Haynes.  Incorporated by reference from Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009.

10.43	Collectors Universe, Inc. Fiscal 2010 Management Incentive Plan adopted as of July 1, 2009.
10.44	Restricted Stock Agreement dated as of July 31, 2009 between Michael J. McConnell and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.
10.45	Restricted Stock Agreement dated as of July 31, 2009 between David G. Hall and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.
10.46	Restricted Stock Agreement dated as of July 31, 2009 between Joseph J. Wallace and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.

E-1

INDEX TO EXHIBITS
(Continued)

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act.
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act.
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act.

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-2