Form 10-Q
period 2009-09-30
COLLECTORS UNIVERSE INC
filed 2009-11-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
YES  ☐   NO  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 20, 2009
Common Stock $.001 Par Value	7,661,101

COLLECTORS UNIVERSE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION
ITEM 1.                                                                      FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	September 30,	June 30,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$16,372	$23,870
Accounts receivable, net of allowance of $76 at September 30, 2009 and $63 at June 30, 2009	1,379	1,252
Inventories, net	564	497
Prepaid expenses and other current assets	699	868
Customer notes receivable, net	2,321	2,340
Notes receivable from sale of net assets of discontinued operations	212	212
Current assets of discontinued operations	79	102
Total current assets	21,626	29,141

Property and equipment, net	1,235	1,174
Goodwill	2,826	2,626
Intangible assets, net	2,594	2,776
Note receivable from sale of net of assts of discontinued operations, less current portion	230	300
Other assets	125	74
Non-current assets of discontinued operations	182	182
	$28,818	$36,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,152	$1,051
Accrued liabilities	1,672	1,344
Accrued compensation and benefits	1,110	1,341
Income taxes payable	324	252
Net deferred income tax liability	71	60
Deferred revenue	1,588	1,883
Current liabilities of discontinued operations	1,632	1,827
Total current liabilities	7,549	7,758

Deferred rent	248	220
Net deferred income tax liability	197	208
Non-current liabilities of discontinued operations	3,135	3,308
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding
Common stock, $.001 par value; 20,000 shares authorized;
shares outstanding: 7,661 at September 30, 2009 and 9,158 at June 30, 2009	8	9
Additional paid-in capital	67,212	75,957
Accumulated deficit	(49,531)	(51,187)
Total stockholders’ equity	17,689	24,779
	$28,818	$36,273
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2009	2008
Net revenues	$9,298	$9,043
Cost of revenues	3,739	4,126
Gross profit	5,559	4,917
Selling and marketing expenses	1,195	1,248
General and administrative expenses	2,568	3,336
Total operating income	1,796	333
Interest and other income, net	40	136
Income before provision for income taxes	1,836	469
Provision for income taxes	127	-
Income from continuing operations	1,709	469
Loss from discontinued operations, net of loss on sales of discontinued businesses, net of income taxes	(53)	(1,766)
Net income (loss)	$1,656	$(1,297)

Net income (loss) per basic share:
Income from continuing operations	$0.23	$0.05
Loss from discontinued operations	(0.01)	(0.19)
Net income (loss)	$0.22	$(0.14)

Net income (loss) per diluted share:
Income from continuing operations	$0.22	$0.05
Loss from discontinued operations	-	(0.19)
Net income (loss)	$0.22	$(0.14)

Weighted average shares outstanding:
Basic	7,551	9,146
Diluted	7,629	9,186
Dividends declared per common share	$-	$0.23

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,656	$(1,297)
Discontinued operations	53	1,766
Income from continuing operations	1,709	469
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	293	317
Stock-based compensation expense	165	264
Provision for bad debts	13	-
Provision for inventory write-down	3	12
Provision for warranty	166	129
Interest on notes receivable	5	-
Gain on sale of customer notes	-	(10)
Change in operating assets and liabilities:
Accounts receivable	(140)	140
Inventories	(70)	(66)
Prepaid expenses and other	167	76
Other assets	(9)	2
Accounts payable and accrued liabilities	63	(313)
Accrued compensation and benefits	(231)	(244)
Income taxes payable	72	(8)
Deferred revenue	(295)	(363)
Deferred rent	28	(29)
Net cash provided by operating activities of continuing operations	1,939	376
Net cash used in operating activities of discontinued businesses	(396)	(1,762)
Net cash provided by (used in) operating activities	1,543	(1,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(173)	(30)
Advances on customer notes receivable	-	(446)
Proceeds from collection of customer notes receivable	20	3,749
Capitalized software	-	(214)
Cash received from sale of net assets of discontinued operations	23	23
Net cash provided by (used in) investing activities	(130)	3,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1
Repurchase of common stock under “Dutch Auction” tender	(8,911)	-
Dividends paid to common stockholders	-	(2,090)
Net cash used in financing activities	(8,911)	(2,089)

Net decrease in cash and cash equivalents	(7,498)	(393)
Cash and cash equivalents at beginning of period	23,870	23,345
Cash and cash equivalents at end of period	$16,372	$22,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5	$2
Income taxes paid	$54	$8
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company” “we”, “us”, “our”).  At September 30, 2009, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

We have evaluated subsequent events through November 9, 2009; the date of issuance of these Condensed Consolidated Financial Statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.   These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC.  Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  During fiscal year 2009, we classified our paper currency, diamond and colored gemstone grading and our Gemprint businesses as discontinued operations, and, accordingly, all prior periods presented in the Condensed Consolidated Financial Statements have been restated to reflect the results of operations, loss per share, cash flows and financial position of those businesses as discontinued operations (see note 7). During fiscal year 2009, we distributed a 10% stock dividend to our common stockholders, and, as such, we restated the number of shares outstanding and the income (loss) per share for continuing and discontinued operations to give retroactive effect to the stock dividend for all prior periods.

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

A portion of our net revenues are comprised of subscription fees paid by customers for a membership in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement, by recognizing approximately 60% of the subscription fee in the month following the membership purchase, on the basis that Collectors Club members typically utilize their vouchers for free grading services within 30 days of subscribing for memberships.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the publication services provided under this membership service.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairments, warranty reserves, the provisions or benefits for income taxes and related valuation allowance against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in the notes to these Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Goodwill and Other Long-Lived Assets

In accordance with GAAP, we are required to evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We are also required to evaluate the carrying values of all other tangible and intangible assets for impairment as circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. During the three months ended September 30 2009, we accrued a $200,000 amount for the earn-out payment (see note 6) pursuant to the July 2006 Membership Interest Purchase Agreement between the Company and the sellers of our Expos Unlimited, Inc. subsidiary, and this represented the full and final settlement.  This amount was recorded as additional goodwill on the Condensed Consolidated Balance Sheets as of September 30, 2009 and allocated to the Expos reporting unit.  During the first quarter of fiscal 2010, we evaluated the carrying values of goodwill and other indefinite-lived intangible assets acquired in the fiscal year 2006 acquisitions of CAE and CoinFacts, Inc. and the fiscal year 2007 acquisition of Expos and determined on the basis of those evaluations that no impairment had occurred with respect to the carrying values of those assets on the Condensed Consolidated Balance Sheets as of September 30, 2009.

Stock-Based Compensation Expense

Stock-based compensation cost is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, it is determined that vesting of the award has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and it is subsequently determined that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

The following table shows total stock-based compensation expense included as part of continuing and discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, (In thousands)
	2009	2008
Included in:
Cost of revenues	$-	$69
General and administrative expenses	165	195
Continuing operations	165	264
Discontinued operations	-	14
	$165	$278

For the three months ended September 30, 2009 and 2008, the Company estimated the rates of forfeiture of outstanding non-vested stock-based compensation awards to be 5%.

No stock options were granted during the three months ended September 30, 2009 and 2008.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of September 30, 2009 and stock option activity during the three months ended September 30, 2009.  The closing prices of our common stock as of September 30, 2009 and June 30, 2009 were $5.62 and $4.88, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In thousands)		(yrs.)	(In thousands)
Outstanding at June 30, 2009	585	$11.61	4.6	$115
Forfeited or cancelled	(47)	17.56	-	-
Outstanding at September 30, 2009	538	$11.09	4.5	$163
Exercisable at September 30, 2009	524	$11.04	4.4	$163
Unvested at September 30, 2009	14	$13.02	7.7	$-
Expect to vest at September 30, 2009	13	$13.01	7.7	$-

No options were exercised during the three months ended September 30, 2009, and 138 options were exercised during the three months ended September 30, 2008.

The 13,000 options that were expected to vest at September 30, 2009 are based on the current forfeiture rate of 5% and the remaining vesting terms of the 14,000 unvested options at September 30, 2009.

During the three months ended September 30, 2009 and 2008, approximately 2,750 and 26,600 options were vested, respectively, with aggregate fair values of approximately $18,000 and $146,000, respectively.

Restricted Stock Awards

On June 1, 2009, the Compensation Committee of the Board of Directors approved a management stock incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), for the Company’s three executive officers, Michael J. McConnell, its CEO, David G. Hall, its President, and Joseph J. Wallace, its CFO (the “Participants”).  Under the terms of that Program, on July 31, 2009, the three Participants were awarded the following number of restricted shares that were reserved for future issuance under the Company’s 2006 Equity Incentive Plan that was approved by the Company’s stockholders:  Mr. McConnell – 101,034 shares; Mr. Hall – 101,034 shares; and Mr. Wallace – 50,517 shares.  Retention by the Participants of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied, those shares will be forfeited and cancelled.  Those vesting requirements consist of the following:

(1)           Performance-Based Vesting Requirement.  The vesting of seventy-five (75%) of the restricted shares awarded to each officer will be contingent on the Company’s achievement of a financial performance goal for fiscal 2010.  If that goal is not achieved, all of those shares will be forfeited and cancelled.  On the other hand, if the Company achieves that financial performance goal, then (i) one-third of the shares will vest when it is determined that the performance goal was achieved, provided that the officer is still in the Company’s service at the end of fiscal 2010, (ii) another one-third of those shares will vest on June 30, 2011, provided the officer is still in the Company’s service at that time, and (iii) the final one-third of those shares will vest on June 30, 2012, provided the officer is still in the Company’s service at that time, subject to acceleration of such vesting if a officer’s service with the Company is terminated without cause.

(2)           Time-Based Vesting.  The vesting of the other 25% of the restricted shares granted to each officer will be contingent on the continued service of the officer to July 31, 2010, except for the 25% of the restricted shares granted to Mr. Wallace, the Company’s CFO, which became vested on the date of grant.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date. The $771,000 associated with the performance-based vesting will begin to be recorded as expense if, and when, it is determined that it is probable that the Company will achieve the fiscal 2010 financial performance goal.   As of September 30, 2009, achieving the performance condition for the full year 2010 was not determined to be probable; as a result, no stock-based compensation was recorded during the three months ended September 30, 2009 related to the performance condition.  In the event that the financial performance for fiscal 2010 is achieved, approximately $471,000 of expense would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $300,000 would be allocated to fiscal years 2011 and 2012.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2009 and the weighted average grant-date fair values.

Non-Vested Shares:	(In Thousands) Shares	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2009	43	$3.80
Granted	253	4.07
Vested	(32)	3.24
Non-vested at September 30, 2009	264	$4.13

The following table sets forth total unrecognized compensation cost in the amount of $1,046,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012, on the assumption that the performance condition described above is met and the $771,000 of expense is required to be recognized.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2010 (9 months)	690,000
2011	260,000
2012	96,000
$1,046,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At September 30, 2009, we had cash and cash equivalents, totaling approximately $16,372,000, of which approximately $12,737,000 was invested in money market funds.  At September 30, 2009, the Company had approximately $3,635,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At September 30, 2009, two customers accounted for approximately 22% of the total net accounts receivable balances of $1,379,000; whereas, at June 30, 2009, three customers accounted for approximately 36% of total net accounts receivable balances of $1,252,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $76,000 at September 30, 2009 and $63,000 at June 30, 2009.

Customer Notes Receivables.  At September 30, 2009, the outstanding principal amount of customer notes receivable, which evidenced advances made to customers, totaled $2,321,000, net.  At September 30, 2009 and June 30, 2009, the unpaid principal balance of one of those notes receivable from a customer represented 99% of the total principal amount outstanding, respectively.   That customer failed to pay the principal amount and interest due on the maturity date of that note on September 30, 2009.  On November 6, 2009, the borrower repaid the principal amount of and all interest accrued on the note in full.

Customers. The authentication and grading of collectible coins and related services accounted for approximately 60% and 55% of net revenues for the three months ended September 30, 2009 and 2008. These revenues are dispersed among a wide range of customers, although five of our coin customers accounted for approximately 10% of our revenues.

Capitalized Software

Our policy requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  At September 30 and June 30, 2009, we had capitalized approximately $2,590,000, as capitalized software and recognized related accumulated amortization and impairment of $1,984,000 and $1,842,000, respectively.  During the three months ended September 30, 2009 and 2008, we capitalized no costs and $214,000, respectively.  Capitalized software costs are amortized over their estimated useful life of 3 years. During the three months ended September 30, 2009 and 2008, we recorded approximately $142,000 and $128,000, respectively, as amortization expense for certain software development projects that were completed.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Warranty Costs

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

Dividends

In June, 2007, our Board of Directors approved a dividend policy that provided for the payment of regular cash dividends of $0.23 per share per quarter and, pursuant to that policy, we paid 5 consecutive quarterly cash dividends in that amount.  On September 26, 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan.  At the same time, the Board of Directors declared a one-time 10% stock dividend that was distributed on November 3, 2008.

On October 26, 2009, the Company announced that the Board of Directors approved the resumption of the quarterly cash dividend in the amount of $0.25 and declared the first of such quarterly dividends, which will be paid on November 24, 2009 to all stockholders of record as of November 10, 2009.  See note 12 below.  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Dutch Auction Tender Offer

On June 2, 2009, the Company commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of its common stock at a per share price of not less than $5.00 and not greater than $5.40.  The tender offer, which expired on July 2, 2009, was oversubscribed, and on July 10, 2009, the Company purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,911,000 (including the costs of conducting the tender offer of $162,000), and was recorded as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheets as of September 30, 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. Management does not expect that adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. Management does not expect that the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment.  The amendments are effective for interim and annual periods ending after December 15, 2009.  Management does not expect that the adoption of this guidance will have a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Consolidated Financial Statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

 2.           CASH AND CASH EQUIVALENTS

At September 30, 2009 and June 30, 2009, cash and cash equivalents consisted of approximately $16,372,000 and $23,870,000, respectively, which was invested in money-market funds, which comprised of investments in government-guaranteed securities and non-interest bearing accounts.

3.	FAIR VALUE MEASUREMENTS

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value for financial and non-financial assets and liabilities. These tiers include:

Level 1-defined as observable inputs such as quoted prices in active markets;

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable for similar assets or liabilities; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore, requiring the Company to develop its own assumptions.

We adopted the following disclosure requirements in two steps: (i) effective July 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis; and (ii) effective July 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.  For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.  Assets and liabilities that are measured on a recurring basis refer to those assets and liabilities, such as money market funds and lease obligations, that are measured each time the financial statements are issued.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30 and June 30, 2009.

	At Sept. 30,	Fair Value Measurements Using
(In Thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market funds	$12,737	$12,737	$-	$-
Liabilities:
Operating lease obligations	$4,309	$-	$-	$4,309

	At June 30,	Fair Value Measurements Using
(In Thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market funds	$20,200	$20,200	$-	$-
Liabilities:
Operating lease obligations	$4,454	$-	$-	$4,454

The following table presents additional information about Level 3 liabilities for the three months ended September 30, 2009.

	Beginning		Loss	Ending
	Balance	Principal	Included in	Balance
(In thousands)	6/30/09	Paydowns	Net Income	9/30/2009
Liabilities:
Operating lease obligations	$4,454	(206)	$61	$4,309

There were no purchases, sales, other settlements or issuances in the three month period ended September 30, 2009.

4           INVENTORIES

Inventories consist of the following:
	(In thousands)
	September 30,	June 30,
	2009	2009
Coins	$381	$336
Other collectibles	28	31
Grading raw materials consumable inventory	258	232
	667	599
Less inventory reserve	(103)	(102)
Inventories, net	$564	$497

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(In thousands)
	September 30,	June 30,
	2009	2009
Coins and stamp grading reference sets	$516	$515
Computer hardware and equipment	1,373	1,345
Computer software	994	990
Equipment	1,962	1,823
Furniture and office equipment	890	897
Leasehold improvements	665	665
Trading card reference library	52	52
	6,452	6,287
Less accumulated depreciation and amortization	(5,217)	(5,113)
Property and equipment, net	$1,235	$1,174

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(In thousands)
	September 30,	June 30,
	2009	2009
Warranty costs	$760	$708
Professional fees	80	112
Expos earn-out payment	200	-
Other	632	524
	$1,672	$1,344

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2009 and 2008:

	(In thousands)
	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Warranty reserve, beginning of period	$708	$665
Charged to cost of revenue	166	129
Payments	(114)	(161)
Warranty reserve, end of period	$760	$633

7.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30 and September 30, 2009. The Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 have also been restated to present the results of operations for those discontinued operations as part of the loss from discontinued operations, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 segregate the cash flows from discontinued operations from all other continuing cash flow activities.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	(In thousands)
	Three Months Ended September 30,
	2009	2008
Net revenues	$3	$649
Loss from operations of discontinued businesses	-	(1,766)
Loss on sale of discontinued businesses	(53)	-
Loss before income tax expense	(53)	(1,766)
Income tax expense	-	-
Loss from discontinued operations	$(53)	$(1,766)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations that are included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009.

	(In thousands)
	September 30, 2009	June 30, 2009
Current Assets:
Accounts receivable, net	$8	$31
Assets held for sale	71	71
	$79	$102
Non-Current Assets:
Other assets	$182	$182

Current Liabilities:
Accounts payable	$24	$42
Lease obligations	1,210	1,182
Other accrued expenses	381	586
Deferred revenue	17	17
	$1,632	$1,827

Non-Current Liabilities:
Lease obligations	$3,099	$3,272
Other long-term liabilities	36	36
	$3,135	$3,308

At June 30 and September 30, 2009 our continuing operations consist of our collectibles grading and authentication businesses, our CCE subscription business, our CFC dealer-financing business and our Expos collectibles convention business.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, which we disposed of in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At September 30 and June 30 2009, the carrying values of the note were $115,000 and $138,000, respectively, of which the current portion, at September 30 and June 30, 2009 was approximately $92,000 and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

In February 2009, we sold the assets of our currency grading business for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013. The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2009 in the amount of $257,000 as part of notes receivable from sale of net assets of discontinued operations.

During May 2009, we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due on November 8, 2009 in the amount of $70,750. The undiscounted amount of the note is classified as part of the current portion of notes receivable from sale of net assets of discontinued operations on the Condensed Consolidated Balance Sheet as of September 30, 2009 and June 30, 2009.

During fiscal 2009, in connection with our exiting the Jewelry Businesses, we recognized lease obligations at June 30, 2009 of approximately $4,454,000, of which $1,182,000 was classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet at June 30, 2009, and $3,272,000 was classified as non-current. During the first quarter of fiscal 2010, we evaluated the fair value of the remaining lease obligations and recorded no adjustment to the carrying value of the leases.  The aggregate fair value of the remaining lease obligations on Condensed Consolidated Balance Sheets at September 30, 2009 is approximately $4,309,000, of which $1,210,000 is classified as part of current liabilities of discontinued operations and $3,099,000 is classified as non-current.

8.	INCOME TAXES

The effective tax rate on pre-tax income from continuing operations was 7% and 0% for the three months ended September 30, 2009 and 2008, respectively, or a tax provision of approximately $127,000 recorded in the three months ended September 30, 2009.

During fiscal 2008 and 2009, we recorded valuation allowances in the total amount of approximately $12,962,000 primarily as a result of the losses incurred by those businesses currently classified as discontinued operations.  To the extent that the Company earned taxable income in the first quarter of fiscal 2010, we have realized certain deferred tax assets such that the valuation allowance at September 30, 2009 was reduced to approximately $12,220,000.  We recognized no federal income tax provision for the income generated in the three months ended September 30, 2009, with the exception of estimated federal alternative minimum taxes of $39,000 for fiscal year ended June 30, 2010.  During the three months ended September 30, 2009, we recognized approximately $88,000 as a provision for the State of California taxes payable as a result of that state suspending the right to apply state net operating losses (“NOLs”) carry forwards and limiting to 50% the use of state tax credits carry forwards to offset California taxable income in fiscal 2010.

9.             NET INCOME (LOSS) PER SHARE

The number of shares used in the computation of the income or loss per share for the three months period ended September 30, 2008, gives retroactive effect to a 10% stock dividend that was distributed on November 3, 2008 to stockholders of record as of October 20, 2008.

The number of shares used in the computation of income or loss per share for the three month period ended September 30, 2009 gives effect to the buyback of 1,749,828 shares in the July 10, 2009 “Dutch Auction” tender offer.

The aggregate numbers of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 493,000 and 968,000 for the three months ended September 30, 2009 and 2008, respectively.

10.           BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments.”  The Company’s chief operating decision-maker is its Chief Executive Officer.  The operating segments of the Company are organized based on the respective services that they offer to customers of the Company.  Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria.

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web advertising and subscription-based revenues.  The other collectibles segment is comprised of stamps, the CCE subscription business, our CFC dealer financing business and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2009 and 2008. Net identifiable assets are provided by business segment as of September 30, 2009 and June 30, 2009. All of our sales and identifiable assets are located in the United States.

	(In thousands)
	Three Months Ended September 30,
	2009	2008
Net revenues from external customers
Coins	$5,557	$4,995
Trading cards and autographs	2,566	2,793
Other	1,175	1,255
Total revenue	$9,298	$9,043
Amortization and depreciation
Coins	$72	$75
Trading cards and autographs	51	53
Other	101	102
Total	224	230
Unallocated amortization and depreciation	69	87
Consolidated amortization and depreciation	$293	$317
Stock-based compensation
Coins	$-	$33
Trading cards and autographs	-	21
Other	-	22
Total	-	76
Unallocated stock-based compensation	165	188
Consolidated stock-based compensation	$165	$264
Operating income before unallocated expenses
Coins	$2,188	$1,801
Trading cards and autographs	379	438
Other	202	60
Total	2,769	2,299
Unallocated operating expenses	(973)	(1,966)
Consolidated operating loss	$1,796	$333

	(In thousands)
	At September 30,	At June 30
Identifiable Assets:	2009	2009
Coins	$2,996	$2,683
Trading cards and autographs	852	1,003
Other	7,066	7,051
Total	10,914	10,737
Unallocated assets	17,904	25,536
Consolidated assets	$28,818	$36,273

	(In thousands)
	September 30,	June 30,
Goodwill:	2009	2009
Coins	$515	$515
Other	2,311	2,111
Consolidated assets	$2,826	$2,626

11.	RELATED PARTY TRANSACTION

        During the first quarter of fiscal 2010, the Company amended the 2006 five-year Consulting Agreement with the current president of Expos such that (i) the term was extended for an additional five years to July 1, 2016, and (ii) we entered into a revised compensation agreement consisting of a 35% payout based on the annual financial results of Expos, or $120,000 per year, whichever is greater.

12.	SUBSEQUENT EVENT

  On October 26, 2009, the Company announced that the Board of Directors approved the resumption of the quarterly cash dividend policy to $0.25 and that the first dividend will be paid on November 24, 2009 to stockholders of record as of November 10, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  Readers of this Report are urged to read in their entirety, and the forward looking statements and information contained in this Report are qualified by (i) the discussion set forth below under the caption “Factors That Can Affect our Financial Position and Operating Results” and (ii) the Risk Factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Fiscal 2009 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2009.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2009 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

Our Business

Collectors Universe, Inc. (“we”, “us” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia and stamps.  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such sales are neither the focus nor an integral part of our on-going revenue generating activities.

Recent Developments

Continuing Operations.  Our continuing operations consist of the grading and authentication of coins, trading cards, stamps and autographs, our CCE dealer-to-dealer bid-ask market for certified coins and collectibles trade shows and conventions that we conduct. The discussions that follow focus almost entirely on the continuing businesses.

Discontinued Operations.  The remaining assets and liabilities of the jewelry, Gemprint and currency authentication and grading businesses have been classified as discontinued operations at June 30, 2009 and September 30, 2009, and the operations of these businesses have been reclassified as discontinued operations for all periods presented in this Report.  In addition, we continue to classify as discontinued operations the remaining activities, of our collectibles auctions and sales businesses which we disposed of in fiscal 2004.

During the first quarter of fiscal 2010, we recorded a $53,000 loss from discontinued operations as compared to a loss from discontinued operations of $1,766,000, for the same period in fiscal 2009.  Since we were able to substantially complete the sale and disposal of the assets of the discontinued businesses during fiscal 2009, we expect losses from the disposal of the remaining assets of those businesses to decline substantially in fiscal 2010 as compared to fiscal 2009. We will, however, review and if necessary, make adjustments to the accrual established for the real estate leases in New York City, associated with our former jewelry operations.

Overview of Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended September 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	40.2%	45.6%
Gross profit	59.8%	54.4%
Operating expenses:
Selling and marketing expenses	12.9%	13.8%
General and administrative expenses	27.7%	36.9%
Total operating expenses	40.6%	50.7%
Operating income	19.2%	3.7%
Interest and other	0.5%	1.5%
Income before income tax expense	19.7%	5.2%
Income tax expense	(1.3)%	—
Income from continuing operations	18.4%	5.2%
Loss from discontinued operations (net of income taxes)	(0.6)%	(19.5)%
Net income (loss)	17.8%	(14.3)%

Our gross profit, operating income and income from continuing operations, during this year’s first quarter, increased both in absolute dollars and as a percentage of net revenues as compared to the same quarter of fiscal 2009.  Those increases were primarily attributable to an increase in our coin revenues on which we earn a higher gross profit margin than in our other grading and authentication businesses, and reductions in costs of revenues and selling, general and administrative expenses that we achieved as a result of a cost reduction program which we initiated in fiscal 2009 and have continued into the current fiscal year.  The factors that contributed to the improvement in our operating results in this year’s first quarter are discussed in greater detail below.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and our Gross Profit Margins.  The revenues of our continuing operations are comprised of (i) fees generated by our authentication and grading of high-value collectibles, and (ii) to a lesser extent, revenues from sales of collectibles club memberships, advertising on our websites and in printed publications and collectibles price guides, subscription-based revenues primarily generated by our CCE dealer-to-dealer Internet bid-ask market for collectible coins that have been authenticated and graded (collectively, “certified”) and CoinFacts and fees earned from the management, operation and promotion of collectibles trade shows and conventions.  Our revenues also include revenues from sales of products, which consist primarily of coins that we purchase under our warranty policy.  However, those revenues, which vary from period to period depending on the volume and dollar amounts of the coin warranty claims we receive, are not the focus and do not constitute an integral part of our on-going revenue generating activities.

Our authentication and grading fees accounted for approximately 81% of our total net revenues for the three months ended September 30, 2009.  The amounts of such revenues and our gross profit margins are primarily affected by the volume of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high value collectibles.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin also is affected by the overall volume of collectibles that we authenticate and grade in any period.  Other factors that affect both our revenues and gross profit margins include (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand, because we are able to charge higher authentication and grading fees on coins and sports cards than on other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

Our revenues and gross profit margins also are affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 10% of our total net revenues in the three months ended September 30, 2009.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Impact of Economic Conditions on our Financial Performance.  As discussed above, our operating results are affected by the volume of collectibles transactions which, in turn, is primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation, because the threat of and actual increases in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation; and (v) the performance and volatility of the gold and other precious metals markets, which affects the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins if they believe that the market prices of gold will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, accessibility to lower cost of borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

Despite the continued uncertainties about the ultimate severity and duration of the current economic downturn, the number of coins graded and authenticated during the first quarter of fiscal 2010 increased by 9.3% as compared to the number authenticated and graded in the corresponding quarter of fiscal 2009.  As a result, we recorded an increase in coin grading and related revenues of approximately 11.3% in this year’s first quarter as compared to the first quarter of fiscal 2009.  On the other hand, during this year’s first quarter, the number of trading cards and autographs that we authenticated and graded declined by approximately 2.7% and, as a result, revenues generated by that division, which is our second largest business, declined by 8.1%, as compared to the first quarter of fiscal year 2009.

The following tables provide information regarding the respective number of coins, trading cards, autographs and stamps that we graded or authenticated in the fiscal years ended June 30, 2009 and 2008.

	Units Processed Three Months Ended September 30,				Declared Value (000) Three Months Ended September 30,
	2009		2008		2009		2008
Coins	358,700	51.4%	328,100	48.4%	$276,307	90.9%	$302,722	89.2%
Cards and Autographs (1)	334,100	47.9%	343,200	50.5%	23,943	7.9%	31,416	9.3%
Stamps	5,400	0.7%	7,300	1.1%	3,717	1.2%	5,071	1.5%
Total	698,200	100.0%	678,600	100.0%	$303,967	100.0%	$339,209	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

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

Other factors that can affect our overall financial position include the use of available cash to fund the payment of cash dividends or the acquisition of outstanding shares. For example, in July 2009, we used a total of approximately $8.9 million of available cash to purchase a total of 1,749,828 shares of our common stock, at a price of $5.00 per share, in a “Dutch Auction” tender offer that we made to our stockholders. See “Liquidity and Capital Resources – Dutch Auction Tender Offer” below.

Trends and Challenges in our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us, during fiscal 2009 we implemented a cost reduction program in order to reduce our costs of revenue and our operating expenses and, thereby, to bring those costs and expenses more in line with our revenues and to increase our gross profits and operating income.  During the three months ended September 30, 2009, that program enabled us to realize reductions in both our costs of revenues and operating expenses and, thereby, to increase our gross margins, operating income and income from continuing operations and our cash flows.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2009, except as discussed below, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Accrual for Facility Lease Expenses. We continue to have obligations to pay rent and other charges under two multi-year leases for office facilities in New York City that had been occupied by our jewelry authentication and grading businesses prior to our discontinuance of and exit from those businesses in fiscal 2009.  Although we are seeking to sublet those facilities in order to reduce our financial obligations under these leases, adverse conditions in the real estate market in New York City have made it difficult for us to predict how soon and the rents at which we will be able to sublet those office facilities.  As a result, at the time we discontinued the jewelry businesses we established accruals totaling approximately $3,700,000 for the rents and other charges that we estimated we will have to pay through the term of the leases.  Due primarily to an increase in available office space and further decreases in office rents in New York City, at June 30, 2009 we increased that accrual by $815,000, and at June 30, 2009 and September 30, 2009, the lease obligations were carried on our balance sheets at values of approximately $4,454,000 and $4,309,000, respectively.  Moreover, it will be necessary for us to review our estimates of our ongoing lease expenses on a quarterly basis and it may become necessary for us to further increase our lease accrual in the future.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets on a formal basis at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  We apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required. During the first quarter of fiscal 2010, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts and the fiscal year 2007 acquisition of our Expos business, and determined that the carrying value at September 30, 2009 of the acquired goodwill for these respective businesses was not impaired. The use of the income approach requires that future after-tax cash flows be discounted using a discount rate that reflects a risk adjusted weighted average cost of capital. We determined the fair value of the Expos and CCE reporting units using discount rates of 18% and 17%, respectively, and we concluded that the excess fair value of approximately 10% over the carrying value of our Expos reporting unit at September 30, 2009 was sufficient to conclude that no impairment existed at September 30, 2009.  We considered the discount rates applied to Expos and CCE to be reasonable based upon the recurring and predictable nature of the revenues for these businesses and were consistent with the discount rates applied in previous years.  However, a higher discount rate of 20% for Expos could have resulted in the need for further testing and re-measurement of goodwill and the possibility of an impairment expense.

Stock-Based Compensation.  On June 1, 2009, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), for our three executive officers, Michael J. McConnell, our CEO, David G. Hall, our President, and Joseph J. Wallace, our CFO.  Under the terms of that Program, on July 31, 2009, these three officers were awarded the following numbers of restricted shares:  Mr. McConnell -- 101,034 shares; Mr. Hall -- 101,034 shares; and Mr. Wallace -- 50,517 shares.  Retention by the officers of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  Those vesting requirements consist of the following:

(1)           Performance-Based Vesting Requirement.  The vesting of seventy-five (75%) of the restricted shares awarded to each of these officers (the “Performance-Based Shares”) is contingent on the Company’s achievement of a financial performance goal for fiscal 2010.  If that goal is not achieved, all of those Performance-Based Shares will be forfeited and cancelled.  On the other hand, if the Company achieves that fiscal 2010 financial performance goal, then (i) one-third of the Performance-Based Shares of each officer will vest when it is determined that the performance goal was achieved, provided that the officer is still in the Company’s service at the end of fiscal 2010, (ii) another one-third of those Shares will vest on June 30, 2011, provided the officer is still in the Company’s service at that time, and (iii) the final one-third of those Shares will vest on June 30, 2012, provided the officer is still in the Company’s service at that time, subject to acceleration of such vesting if an officer’s service with the Company is terminated without cause.

(2)           Time-Based Vesting.  The vesting of the other 25% of the restricted shares (the “Time-Based Shares”) granted to each of Messrs. McConnell and Hall is contingent on their continued service with the Company to July 31, 2010.  In the case of Mr. Wallace, 25% of his restricted shares became vested on the date of grant.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date. The $771,000 associated with the performance-based vesting will begin to be recorded as expense if, and when, it is determined that it is probable that the Company will achieve the fiscal 2010 financial performance goal.  In the event that the financial performance for fiscal 2010 is achieved, approximately $471,000 of expense would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $300,000 would be allocated to fiscal years 2011 and 2012.  In the event that expense is recognized for the performance-based vesting, and, if for any reason the award does not vest due to the financial performance goal not being met, any previously recognized expense would be reversed.

Deferred Tax Assets and Valuation Allowances. Through June 30, 2009, the Company has established a valuation allowance of $12,962,000 million that comprised a full valuation allowance against all deferred tax assets due to the uncertainty of realization.  As of September 30, 2009, the Company has analyzed all positive and negative evidence and concluded that a full valuation allowance is necessary.  To the extent that the Company earned taxable income in the first quarter of fiscal 2010, we have realized certain deferred tax assets such that the valuation allowance at September 30, 2009 was reduced to approximately $12,200,000.  Assuming that we continue to generate taxable income in fiscal 2010 and we conclude that it is more likely than not that we will realize such deferred tax assets, it may no longer be necessary for us to maintain a valuation allowance against substantially all of our deferred tax assets.  In that event, we may be able to record a tax benefit for fiscal 2010 that would have the effect of increasing our net income for the current fiscal year and decreasing the amount of the remaining valuation allowance.

Results of Continuing Operations – Three Months Ended September 30, 2009 and 2008

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy and are not considered to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three months ended September 30, 2009 and 2008 between grading and authentication services revenues, and other related services revenues:

	Three Months Ended September 30,
	2009		2008		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
	(Dollars in thousands)
Grading and authentication fees	$7,481	80.5%	$7,360	81.4%	$121	1.6%
Other related services	1,817	19.5%	1,683	18.6%	134	8.0%
Total net revenues	$9,298	100.0%	$9,043	100.0%	$255	2.8%

The following table sets forth certain information regarding the changes in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008		2009 vs. 2008
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Revenues		Units Processed
					Amounts	Percent	Number	Percent
	(Dollars in thousands)
Coins	$5,557	59.8%	$4,995	55.2%	$562	11.3%	30,600	9.3%
Cards and autographs(1)	2,566	27.6%	2,793	30.9%	(227)	(8.1)%	(9,100)	(2.7)%
Other (2)	1,175	12.6%	1,255	13.9%	(80)	(6.4)%	(1,900)	(26.0)%
	$9,298	100.0%	$9,043	100.0%	$255	2.8%	19,600	2.9%

(1)	Consists of revenues from our trading card authentication and grading business and our autograph authentication and grading business.

(2)	Includes the revenues of our stamp authentication and grading business, CCE subscription fees, CFC interest income, the revenues of our Expos convention business, and product sales revenues.

For the three months ended September 30, 2009, our net revenues increased by $255,000, or 2.8%, compared to the corresponding three month period ended September 30, 2008.  That increase in net revenues was primarily attributable to an increase of $121,000, or 1.6%, in grading and authentication fees and an increase of $134,000, or 8%, in other service related revenues consisting primarily of higher advertising revenues of $90,000, higher trade show revenues of $68,000 associated with our Expos convention business and higher retail sale of coins of $20,000, partially offset by a lower interest income of $44,000 associated with our CFC dealer financing business.

The 1.6% increase in authentication and grading revenues in the first quarter of 2010, as compared to the same quarter in fiscal 2009, was primarily attributable to a 9.3% increase in the number of coins graded, partially offset by a reduction of 2.7% in the number of trading cards and autographs graded.

Our coin grading and authentication fees increased by approximately $436,000 in the first quarter of the current fiscal year as compared to the same quarter of fiscal 2009 due primarily to (i) an increase in modern coin grading revenues of $534,000 and (ii) an increase of $90,000 in revenues from the authentication and grading of coins at collectibles trade shows, partially offset by a $188,000 reduction in vintage coin grading revenue.

We believe that the continuing economic recession and credit crisis led to a decrease in the volume of trading cards and autographs submitted for grading and authentication to decrease.  As a result, during the first quarter of the current fiscal year trading card authentication and grading revenues declined by $206,000, or 8.5%, and stamp authentication and grading revenues declined by $109,000, or 41%, as compared to the same period of the prior fiscal year. As discussed above, the increase in coin authentication and grading fees in the first quarter of fiscal 2010 was attributable, primarily, to an increase in the grading and authentication of modern coins in the quarter. This represents the second successive quarter of increased total coin revenues resulting primarily from an increase in modern coin submissions. Although we continue to see positive growth in the level of modern coin submissions, the level of modern coin revenues can be volatile due to specific customers or marketing programs in a given period so it is uncertain at this time if the increase in modern coin submissions is sustainable. In addition, the overall level of coin revenues in a period is also influenced by the level of vintage and show revenues, which when taken together was actually down for the first quarter when compared to the same quarter in fiscal 2009. The level of trading cards, autographs and stamps continue to be adversely affected by the current recession and credit crisis. Therefore, we are not able to predict, with any assurance, whether or not the increase in coin authentication and grading revenues will continue in future quarters of fiscal 2010, nor the level of authentication and grading revenues for trading cards, autographs and stamps in fiscal 2010.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$5,559,000	59.8%	$4,917,000	54.4%

As indicated in the above table, our gross profit margin increased from 54.4% of revenues in the three months ended September 30, 2008 to 59.8% of revenues in the three months ended September 30, 2009.  This increase primarily reflects (i) lower direct costs of 9%, as a result of our cost reduction programs and operational efficiencies, such that the 3% increase in revenue, as discussed above, generated improvements in our gross profit margin, (ii) the 11.3% increase in our coin grading and authentication revenues on which we earn a higher gross profit margin than on our other collectibles authentication grading businesses; and (iii) a reduction in stock-based compensation expense in the first quarter of 2010 as a result of awards granted in periods prior to fiscal 2009 became fully vested during fiscal 2009.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Selling and Marketing	$1,195,000	12.9%	$1,248,000	13.8%

The decrease of $53,000 in selling and marketing expenses in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was primarily attributable to staff reductions that were implemented pursuant to our cost savings program and reduced expenditures for advertising and promotional materials and services.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
General and Administrative	$2,568,000	27.7%	$3,336,000	36.9%

G&A expenses decreased by $768,000 in the three months ended September 30, 2009, compared to the same period of last year.  That decrease was primarily attributable to staff reductions, cost-savings measures most of which were effectuated in the latter half of fiscal 2009 and a reduction of outside professional fees.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, the Company recognized stock-based compensation in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,
	2009	2008
Included in:
Cost of revenues	$-	$69,000
General and administrative expenses	165,000	195,000
Continuing operations	165,000	264,000
Discontinued operations	-	14,000
	$165,000	$278,000

The decrease in stock-based compensation expense in the three months ended September 30, 2009 was primarily due to forfeitures of stock awards during 2009 and stock option awards issued in previous years that became fully vested during fiscal 2009.

The following table sets forth unrecognized compensation cost totaling $1,046,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012 on the assumption that $771,000 of stock based compensation expense that will become vested if a fiscal 2010 financial performance goal is achieved (as described above in Critical Accounting Policies and Estimates) is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2010 (9 months)	$690,000
2011	260,000
2012	96,000
$1,046,000

Interest and Other Income, Net
	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Interest and other income, net	$40,000	0.5%	$136,000	1.5%

Interest and other income are generated primarily on cash and cash equivalent balances that we invest primarily in highly-liquid money-market accounts. During the three months ended September 30, 2009, other income included $26,000 related to a royalty payment received for use of our proprietary databases. Interest income, net was $14,000 in the three months ended September 30, 2009, compared with $126,000 in the three months ended September 30, 2008.  The decrease in interest income was primarily attributable to (i) a shift, during fiscal 2009, of our cash and cash equivalent balances into money-market investments that include only government guaranteed securities, which resulted in a lower yield on such investments; (ii) a decrease in our average cash balances in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to our use of a portion of our available cash to fund the buyback of common stock under our stock buyback program and cash used in the operating activities and disposal of discontinued operations during fiscal 2009; and (iii) lower prevailing interest rates as a result of actions taken by the Federal Reserve Board.

Income Tax Expense
	Three Months Ended September 30,
	2009	2008
Income tax expense	$ 127,000	$ -

Income tax expense of $127,000 and $0, representing effective tax rates of 7% and 0%, respectively, were recorded for the three months ended September 30, 2009 and 2008 on the basis of pre-tax income from continuing operations of approximately $1,836,000 and $469,000, respectively.  No tax benefit was recognized in the three months ended September 30, 2009 in connection with the pretax loss from discontinued operations of $53,000. During fiscal years 2008 and 2009, we had established valuation allowances in the aggregate amount of approximately $13 million against deferred tax assets due to the length of time and extent of taxable income required to fully realize those deferred tax assets.  As a result, no federal tax was due or recognized as an expense during the three months ended September 30, 2009, with the exception of federal alternative minimum taxes of $39,000 and approximately $88,000 of taxes due to the State of California.  During the three months ended September 30, 2008, as a result of the valuation allowances established during fiscal 2008, no tax provision was recognized based on the pre-tax income of $469,000 and no tax benefit was recognized related to the pre-tax loss from discontinued operations of $1,766,000 for the same period.

Discontinued Operations
	Three Months Ended September 30,
	2009	2008
Loss from discontinued operations (net of income taxes)	$(53,000)	$(1,766,000)

The $53,000 loss from discontinued operations during the three months ended September 30, 2009 was comprised primarily of (i) a recovery of $7,000 related to customer receivables and (ii) interest expense of $61,000 recognized in relation to the accretion of the loss accrual established during fiscal 2009 for the leased facilities, which was recognized on a discounted basis.

The results of our discontinued operations, which were attributable to the remaining activities of the collectibles sales businesses that we disposed of in fiscal 2004, are expected to be immaterial going forward.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally-generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At September 30, 2009, we had cash and cash equivalents of approximately $16,372,000, as compared to cash and cash equivalents of $23,870,000 at June 30, 2009.  This reduction in cash and cash equivalents was primarily attributable to our use, in July 2009, of approximately $8,911,000 to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer.

Cash Flows.

Cash Flows from Continuing Operations.  During the three months ended September 30, 2009 and 2008, our operating activities from continuing operations generated cash of $1,939,000 and $376,000, respectively, primarily reflecting the improvement in income from continuing operations of $1,709,000 in the three months ended September 30, 2009, as compared to $469,000 in the same period of fiscal 2009.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $396,000 and $1,762,000 in the three months ended September 30, 2009 and 2008.  During the three months ended September 30, 2009, approximately $206,000 was used to meet ongoing obligations under our lease agreements for the two facilities in New York City that had formerly been occupied by our discontinued jewelry businesses; approximately $74,000 was used for severance payments made to former employees of the jewelry businesses; $72,000 was used to settle a legal claim arising from our discontinued auction businesses and other disbursements were $44,000.  During the three months ended September 30, 2008, $1,762,000 was used to fund the operating activities of our discontinued businesses.

We expect that cash used by our discontinued operations will decline significantly in future periods, primarily because substantially all of the costs of discontinuing and exiting the jewelry businesses were recognized in fiscal 2009, with the exception of our continuing rental obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses.  See “Outstanding Financial Obligations -- Discontinued Operations” below.

Cash from or used in Investing Activities.  Investing activities used net cash of $130,000 during the three months ended September 30, 2009, comprised primarily of $173,000 used for capital expenditures partially offset by receipts of $20,000 related to CFC customer notes receivable and $23,000 related to notes receivables from the sale of assets of discontinued operations.  During the corresponding three month period in fiscal 2009, we generated cash from investing activities of $3,082,000 resulting primarily from cash proceeds of $3,749,000, primarily the result of the proceeds from the sale of certain CFC loans held for sale at June 30, 2008 offset by (i) cash advances of $446,000 in CFC notes receivables and (ii) capitalization of internally developed software of $214,000.

Cash used in Financing Activities.  In the three months ended September 30, 2009, financing activities used net cash of $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer. During the three months ended September 30, 2008, cash used in financing activities of $2,089,000 was related to the cash payment of the first quarter fiscal 2009 cash dividend (see below under Dividends).

Outstanding Financial Obligations

Continuing Operations.  The following table set forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income
2010(9 mos.)	$748,000	$31,000
2011	1,008,000	42,000
2012	1,011,000	43,000
2013	1,038,000	45,000
2014	1,013,000	46,000
Thereafter	5,141,000	238,000
	$9,959,000	$445,000

Discontinued Operations.  The following table sets forth our expected remaining financial obligations under operating leases for two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those leases are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Amount
2010 (9 mos.)	$813,000
2011	903,000
2012	941,000
2013	981,000
2014	1,022,000
Thereafter	3,064,000
$7,724,000
Less: Estimated fair value of minimum lease payments accrued	(4,030,000)
$3,694,000

Rental payments under these two leases are required to be paid in accordance with the schedule above.  At September 30, 2009, we recorded no increase to the lease accrual for these two facilities, based on updated estimates of the time that it will take to sublease those facilities and the rents at which we could expect to sublease those facilities over the remaining duration of the leases, discounted to present value.  Those estimates, in turn, were based primarily on rental market surveys that were conducted for us by an independent real estate valuation firm.

With the exception of lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital leases or purchase obligations.

Dividends.  As previously disclosed, the continued payment of cash dividends was subject to change or discontinuance based on a number of factors, including our financial performance and changes in market and financial conditions.  On September 26, 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan and the growth of its business.  At the same time, the Board of Directors approved a 10% stock dividend on the Company’s outstanding shares that was distributed to our stockholders on November 3, 2008.  During fiscal 2009, prior to suspension of cash dividends, we paid cash dividends totaling $2,090,000 to our stockholders.

On October 26, 2009, the Company announced that the Board of Directors approved a resumption of regular cash dividends to our stockholders to $0.25 per share per quarter and declared the first of such dividends, which is to be paid on November 24, 2009 to stockholders of record as of November 10, 2009.

Dutch Auction Tender Offer.  On June 2, 2009, we commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of our common stock at a price, per share, of not less than $5.00 and not greater than $5.40.  The principal purpose of the tender offer was to enhance stockholder value. Additionally, our decision to discontinue and cease expenditures for our jewelry authentication and grading businesses, meant that cash which otherwise would have been used in those businesses was available to fund the repurchase of shares in the tender offer.  The tender offer, which expired on July 2, 2009, was oversubscribed, and on July 10, 2009 we purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, resulting in an aggregate purchase price of approximately $8,911,000 (including the fees and expenses incurred in conducting the tender offer of $162,000).

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At September 30, 2009, we continue to have $3.7 million available under this program.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) to fund the payment of cash dividends; and (iv) to pay the obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses, and (v) for other general corporate purposes.  In addition, because we expect that our continuing operations will generate positive cash flow in the future, we plan to consider other uses for our available cash that we believe will enhance stockholder value, which will include dividends as discussed above and may include the additional buybacks.

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due to the economic recession and the credit crisis in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment.  The amendments are effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

ITEM 4.                 CONTROLS AND PROCEDURES

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.          Risk Factors.

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 that we filed with the SEC on September 4, 2009.

Item 2A.          Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2, 2009, we commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of our common stock at a price, per share, of not less than $5.00 and not greater than $5.40.  On July 10, 2009, we purchased a total 1,749,828 shares in that tender offer at a price of $5.00 per share, resulting in an aggregate purchase price of approximately $8,911,000 (which includes $162,000 of fees and expenses of conducting the tender offer).

Item 5.             Other Information

On November 6, 2009, the Company entered into an employment agreement with Michael J. McConnell for the principal purposes of extending his employment as the Company’s Chief Executive Officer (“CEO”) to June 30, 2011.  Before that agreement was entered into, Mr. McConnell was employed as the Company’s interim CEO under an at-will employment arrangement which was terminable at any time by the Company or Mr. McConnell.

Set forth below is a summary of the material terms of the employment agreement (the “Agreement”).  A copy of the Agreement is attached to this Report as Exhibit 10.47 and the following summary is qualified in its entirety by reference to that copy of the Agreement.

The Agreement provides that Mr. McConnell will be employed as the Company’s CEO for a term ending on June 30, 2011, subject to possible earlier termination by the Company or Mr. McConnell.  Among other things, the Company is entitled to terminate Mr. McConnell’s employment for cause (as defined in the Agreement).  The Company also has reserved the right to terminate Mr. McConnell’s employment without cause.  If the Company exercises that right to terminate Mr. McConnell’s employment without cause, or if Mr. McConnell does not remain in the Company’s employ following a change of control of the Company (as defined in the Agreement), Mr. McConnell would receive severance compensation consisting of (i) the continuation of his salary as then in effect for the remainder of the original term of the Agreement, and (ii) payment by the Company of premiums required to continue health insurance coverage for him and his dependents for a period of up to two (2) years.

The Agreement also provides that, if Mr. McConnell does not remain in the Company’s employ after the expiration of the Agreement on June 30, 2011, the Company will pay fifty percent (50%) of the premiums for the continuation of health insurance benefits for Mr. McConnell and his dependents for up to two years thereafter.

Mr. McConnell’s compensation as CEO remains unchanged from his current compensation.  He receives a salary of $15,000 per month and an automobile allowance of $650 per month as reimbursement for the use of his own automobile on Company business.  Mr. McConnell also is eligible to participate in management bonus or incentive cash or equity compensation programs and to participate in other employee benefit or compensation programs generally made available to all full time employees.

ITEM 6.	EXHIBITS

Exhibit 10.47	Employment Agreement of Michael McConnell through June 2011

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 9, 2009	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 9, 2009	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description
10.47	Employment Agreement of Michael McConnell through June 2011

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act

32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act

E-1