Form 10-Q
period 2009-12-31
COLLECTORS UNIVERSE INC
filed 2010-02-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2009

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

Not Applicable
(Former name, former address and former fiscal year, if changed, since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
YES  ☐   NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of February 5, 2010
Common Stock $.001 Par Value	7,683,443

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

i

PART 1 – FINANCIAL INFORMATION
ITEM 1.                          FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	December 31,	June 30,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$18,696	$23,870
Accounts receivable, net of allowance of $85 at December 31, 2009 and $63 at June 30, 2009	1,237	1,252
Inventories, net	540	497
Prepaid expenses and other current assets	907	868
Refundable income taxes	248	-
Customer notes receivable	-	2,340
Notes receivable from sale of net assets of discontinued operations	142	212
Current assets of discontinued operations	37	102
Total current assets	21,807	29,141

Property and equipment, net	1,094	1,174
Goodwill	2,826	2,626
Intangible assets, net	2,413	2,776
Notes receivable from sale of net assets of discontinued operations	212	300
Other assets	267	74
Non-current assets of discontinued operations	182	182
	$28,801	$36,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998	$1,051
Accrued liabilities	1,355	1,344
Accrued compensation and benefits	1,201	1,341
Income taxes payable	172	252
Net deferred income tax liability	71	60
Deferred revenue	2,196	1,883
Current liabilities of discontinued operations	1,541	1,827
Total current liabilities	7,534	7,758

Deferred rent	275	220
Net deferred income tax liability	197	208
Non-current liabilities of discontinued operations	3,460	3,308
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 7,683 and 9,158 issued and outstanding at December 31, 2009 and at June 30, 2009, respectively.	8	9
Additional paid-in capital	67,542	75,957
Accumulated deficit	(50,215)	(51,187)
Total stockholders’ equity	17,335	24,779
	$28,801	$36,273
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net revenues	$8,883	$7,802	$18,181	$16,845
Cost of revenues	3,633	4,027	7,372	8,153
Gross profit	5,250	3,775	10,809	8,692
Selling and marketing expenses	1,141	994	2,336	2,242
General and administrative expenses	2,644	3,200	5,212	6,536
Operating income (loss)	1,465	(419)	3,261	(86)
Interest and other income, net	12	77	52	213
Income (loss) before provision for income taxes	1,477	(342)	3,313	127
Provision (benefit) for income taxes	(202)	1,210	(75)	1,210
Income (loss) from continuing operations	1,679	(1,552)	3,388	(1,083)
Loss from discontinued operations, net of loss on sales of discontinued businesses, net of income taxes	(508)	(9,373)	(561)	(11,139)
Net income (loss)	$1,171	$(10,925)	$2,827	$(12,222)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.23	$(0.17)	$0.45	$(0.12)
Loss from discontinued operations	(0.07)	(1.03)	(0.07)	(1.22)
Net income (loss)	$0.16	$(1.20)	$0.38	$(1.34)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.22	$(0.17)	$0.45	$(0.12)
Loss from discontinued operations	(0.07)	(1.03)	(0.08)	(1.22)
Net income (loss)	$0.15	$(1.20)	$0.37	$(1.34)

Weighted average shares outstanding:
Basic	7,404	9,079	7,478	9,113
Diluted	7,555	9,079	7,592	9,113
Dividends declared per common share	$0.25	$-	$0.25	$0.23

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,827	$(12,222)
Discontinued operations	561	11,139
Income (loss) from continuing operations	3,388	(1,083)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	580	654
Stock-based compensation expense	495	525
Provision for bad debts	14	(4)
Provision for inventory write-down	7	169
Provision for warranty	288	250
Interest on notes receivable	(9)	-
Deferred income taxes	-	1,204
Gain on sale of customer notes	-	(10)
Change in operating assets and liabilities:
Accounts receivable	(7)	38
Inventories	(50)	1
Prepaid expenses and other	(40)	(284)
Refundable income taxes	(248)	-
Other assets	(143)	4
Accounts payable and accrued liabilities	(533)	(575)
Accrued compensation and benefits	(140)	(126)
Income taxes payable	(80)	(18)
Deferred revenue	313	32
Deferred rent	56	(58)
Net cash provided by operating activities of continuing operations	3,891	719
Net cash used in operating activities of discontinued businesses	(629)	(4,033)
Net cash provided by (used in) operating activities	3,262	(3,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(137)	(69)
Advances on customer notes receivable	-	(2,446)
Proceeds from collection of customer notes receivable	2,348	4,706
Capitalized software	-	(249)
Cash received from sale of net assets of discontinued operations	117	46
Net cash provided by investing activities	2,328	1,988

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1
Repurchase of common stock under “Dutch Auction” tender	(8,911)	-
Dividends paid to common stockholders	(1,853)	(2,090)
Proceeds from sale of common stock, net	-	161
Payments for retirement of common stock	-	(484)
Net cash used in financing activities	(10,764)	(2,412)

Net decrease in cash and cash equivalents	(5,174)	(3,738)
Cash and cash equivalents at beginning of period	23,870	23,345
Cash and cash equivalents at end of period	$18,696	$19,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5	$2
Income taxes paid	$252	$8
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries (the “Company” “we”, “us”, “our”).  At December 31, 2009, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

We have evaluated subsequent events through February 9, 2010; the date of issuance of these Condensed Consolidated Financial Statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC.  Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, trading cards, autographs, and stamps, net of any taxes collected.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the customer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place.

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

Goodwill and Other Long-Lived Assets

In accordance with GAAP, we are required to evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We are also required to evaluate the carrying values of all other tangible and intangible assets for impairment as circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. During the six months ended December 31, 2009, we paid $200,000 for the earn-out payment pursuant to the July 2006 Membership Interest Purchase Agreement between the Company and the sellers of our Expos Unlimited, Inc. subsidiary, and this represented the full and final settlement.  This amount was recorded as additional goodwill on the Condensed Consolidated Balance Sheets as of December 31, 2009 and allocated to the Expos reporting unit.

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

The following table shows total stock-based compensation expense included as part of continuing and discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31, (In Thousands)		Six Months Ended December 31, (In Thousands)
Included in:	2009	2008	2009	2008
Cost of revenues	$-	$83	$-	$152
General and administrative expenses	330	178	495	373
Continuing operations	330	261	495	525
Discontinued operations	-	7	-	21
	$330	$268	$495	$546

No stock options were granted during the three and six months ended December 31, 2009 and 2008.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2009 and stock option activity during the six months ended December 31, 2009.  The closing prices of our common stock as of December 31, 2009 and June 30, 2009 were $9.35 and $4.88, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2009	585	$11.61	4.6	$115
Forfeited or cancelled	(55)	$17.12	-	-
Outstanding at December 31, 2009	530	$11.05	4.2	$623
Exercisable at December 31, 2009	522	$11.01	4.2	$623
Unvested at December 31, 2009	8	$13.02	7.4	$-
Expect to vest at December 31, 2009	8	$13.02	7.4	$-

100 options were exercised during the six months ended December 31, 2009, and 138 options were exercised during the six months ended December 31, 2008.

The 8,000 options that were expected to vest at December 31, 2009 are based on the current forfeiture rate of 5% and the remaining vesting terms of the 8,000 unvested options at December 31, 2009.

        During the six months ended December 31, 2009 and 2008, approximately 5,500 and 50,900 options were vested, respectively, with aggregate fair values of approximately $27,500 and $352,000, respectively.

Restricted Stock Awards

On June 1, 2009, the Compensation Committee of the Board of Directors approved a management stock incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), in lieu of a cash incentive program, for the Company’s three executive officers, Michael J. McConnell, its CEO, David G. Hall, its President, and Joseph J. Wallace, its CFO (the “Participants”).  Under the terms of that Program, on July 31, 2009, the three Participants were awarded the following number of restricted shares that were reserved for future issuance under the Company’s 2006 Equity Incentive Plan that was approved by the Company’s stockholders:  Mr. McConnell – 101,034 shares; Mr. Hall – 101,034 shares; and Mr. Wallace – 50,517 shares.  Retention by the Participants of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied, those shares will be forfeited and cancelled.  Those vesting requirements of the 2010 Stock Incentive Program are as follows:

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

(2)           Time-Based Vesting Requirement.  The vesting of the other 25% of the restricted shares awarded to each officer will be contingent on the continued service of the officer to July 31, 2010, except for the 25% of the restricted shares awarded to Mr. Wallace, the Company’s CFO, which became vested on the date of grant.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date. The $771,000 associated with the performance-based vesting is recorded as expense if, and when, it is determined that it is probable that the Company will achieve the fiscal 2010 financial performance goal.  As of September 30, 2009, achieving the performance condition for the full year 2010 was not determined to be probable; as a result, no performance related stock-based compensation expense was recorded during the three months ended September 30, 2009.  As of December 31, 2009, achieving the performance condition for the full fiscal year 2010 was determined to be probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2010; and, as a result, the Company recognized stock-based compensation expense of $209,000 in the three and six months ended December 31, 2009, representing a portion of the $771,000 for the period July 31, 2009 to December 31, 2009.  In the event that the financial performance for fiscal 2010 is achieved, approximately $461,000 of expense (which is inclusive of the $209,000 recognized through December 31, 2009) would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $310,000 would be allocated to fiscal years 2011 and 2012.

The following table presents the non-vested status of the restricted shares for the six months ended December 31, 2009 and the weighted average grant-date fair values.

Non-Vested Shares:	(In Thousands) Shares	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2009	43	$3.80
Granted (1)	275	4.50
Vested	(53)	3.33
Non-vested at December 31, 2009	265	$4.62

(1)  Includes the 252,585 restricted shares awarded to the Company’s three executive officers on July 31, 2010 pursuant to the above-described 2010 Stock Incentive Program.

The following table sets forth total unrecognized compensation cost in the amount of $925,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012, on the assumption that the performance condition described above is met and the $771,000 of expense is required to be recognized.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2010 (6 months)	$471,000
2011	356,000
2012	98,000
$925,000

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At December 31, 2009, we had cash and cash equivalents, totaling approximately $18,696,000, of which approximately $12,740,000 was invested in money market funds.  At December 31, 2009, the Company had approximately $5,956,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At December 31, 2009, no individual customers accounted for more than 10% of the total net accounts receivable balances of $1,237,000; whereas, at June 30, 2009, three customers accounted for approximately 36% of total net accounts receivable balances of $1,252,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of account debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $85,000 at December 31, 2009 and $63,000 at June 30, 2009.

Customer Notes Receivables.  At December 31, 2009, the gross outstanding principal amount of customer notes receivable, which evidenced advances made to customers, was $23,000 and was fully reserved.   At June 30, 2009, the unpaid principal balance of $2,340,000, net, consisted primarily of one note receivable that represented 99% of the total principal amount outstanding.  On November 6, 2009, the borrower repaid the principal amount and all interest accrued on the note in full.

Customers. The authentication, grading and sales of collectible coins accounted for approximately 66% and 63% of our net revenues for the three and six months ended December 31, 2009, respectively, and 56% of our net revenues for the three and six months ended December 31, 2008.  These revenues are dispersed among many customers, although five of our coin customers accounted for approximately 17.5% and 15.0% of our revenues for the three and six months ended December 31, 2009, respectively.

Capitalized Software

Our policy requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software.  At December 31 and June 30, 2009, we had capitalized approximately $2,590,000, as capitalized software and recognized related accumulated amortization and impairment of $2,125,000 and $1,842,000, respectively.  During the three and six months ended December 31, 2009 and 2008, we capitalized no costs and $244,000, respectively.  Capitalized software costs are amortized over their estimated useful life of 3 years. During the three months ended December 31, 2009 and 2008, we recorded approximately $141,000 and $159,000, respectively, as amortization expense for certain software development projects that were completed.  During the six months ended December 31, 2009 and 2008, approximately $283,000 and $287,000 were recorded as amortization expense for capitalized software.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

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

On October 26, 2009, the Company announced that the Board of Directors approved the resumption of the quarterly cash dividend in the amount of $0.25 and declared the first of such quarterly dividend, which was paid on November 24, 2009 to all stockholders of record as of November 10, 2009.  On January 25, 2010, the Company declared a quarterly $0.25 cash dividend per share to be paid on February 22, 2010 to all stockholders of records as of February 8, 2010 (see note 12 below).  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Dutch Auction Tender Offer

On June 2, 2009, the Company commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of its common stock at a per share price of not less than $5.00 and not greater than $5.40.  The tender offer, which expired on July 2, 2009, was oversubscribed, and on July 10, 2009, the Company purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,911,000 (including the costs of conducting the tender offer of $162,000), and was recorded as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheets as of December 31, 2009.

Recent Accounting Pronouncements

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

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

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the Consolidated Financial Statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ending December 31, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

2.           CASH AND CASH EQUIVALENTS

At December 31, 2009 and June 30, 2009, cash and cash equivalents consisted of approximately $18,696,000 and $23,870,000, respectively, which was invested in money-market funds, which comprised of investments in government-guaranteed securities and non-interest bearing accounts.

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

We adopted the following disclosure requirements in two steps: (i) effective July 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis; and (ii) effective July 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.  For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.  Assets and liabilities that are measured on a recurring basis refer to those assets and liabilities, such as money market funds and lease obligations, that are measured each time the financial statements are issued.  Those assets or liabilities that are measured for fair value on a periodic basis, such as the impairment of goodwill (see note 1), are presented below as non-recurring.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31 and June 30, 2009.

	At Dec. 31,	Fair Value Measurements Using
(In Thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market funds	$12,740	$12,740	$-	$-
Liabilities:
Operating lease obligations	$4,563	$-	$-	$4,563

	At June 30,	Fair Value Measurements Using
(In Thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market funds	$20,200	$20,200	$-	$-
Liabilities:
Operating lease obligations	$4,454	$-	$-	$4,454

The following table presents additional information about Level 3 liabilities for the six months ended December 31, 2009.

	Beginning		Loss (1)	Ending
	Balance	Principal	Included in	Balance
(In thousands)	6/30/09	Paydowns	Net Income	12/31/2009
Liabilities:
Operating lease obligations	$4,454	$(296)	$405	$4,563

(1)	before interest expense of $118,000 for the six months ended December 31, 2009

The loss of $405,000 was included as part of the loss from discontinued operations in the six months ended December 31, 2009 and relates to the Company’s lease obligations in New York City.  Due primarily to an increase in available office space and further decreases in office rents in New York City, at June 30, 2009 we increased that accrual by $815,000 and again at December 31, 2009 by an additional $405,000, such that the lease obligations were carried on our balance sheets at values of approximately $4,454,000 at June 30, 2009 and $4,563,000 at December 31, 2009.

4.           INVENTORIES

Inventories consist of the following:
	(In thousands)
	December 31,	June 30,
	2009	2009
Coins	$401	$336
Other collectibles	28	31
Grading raw materials consumable inventory	217	232
	646	599
Less inventory reserve	(106)	(102)
Inventories, net	$540	$497

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	(In thousands)
	December 31,	June 30,
	2009	2009
Coins and stamp grading reference sets	$515	$515
Computer hardware and equipment	1,365	1,345
Computer software	993	990
Equipment	1,915	1,823
Furniture and office equipment	890	897
Leasehold improvements	686	665
Trading card reference library	52	52
	6,416	6,287
Less accumulated depreciation and amortization	(5,322)	(5,113)
Property and equipment, net	$1,094	$1,174

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:	(In thousands)
	December 31,	June 30,
	2009	2009
Warranty costs	$751	$708
Professional fees	51	112
Other	553	524
	$1,355	$1,344

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2009 and 2008:

	(In thousands)
	Six Months Ended December 31,	Six Months Ended December 31,
	2009	2008
Warranty reserve, beginning of period	$708	$665
Charged to cost of revenue	288	250
Payments	(245)	(267)
Warranty reserve, end of period	$751	$648

7.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30 and December 31, 2009.  The Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 have also been restated to present the results of operations for those discontinued operations as part of the loss from discontinued operations.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	(In Thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net revenues	$-	$605	$3	$1,254
Income (loss) operations of discontinued businesses	1	(9,370)	1	(11,136)
Loss on sale of discontinued business	(509)	(3)	(562)	(3)
Loss before income tax expense	(508)	(9,373)	(561)	(11,139)
Income tax expense	-	-	-	-
Loss from discontinued operations	$(508)	$(9,373)	$(561)	$(11,139)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations that are included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009.

	(In Thousands)
	December 31, 2009	June 30, 2009
Current Assets:
Accounts receivable, net	$12	$31
Assets held for sale	25	71
	$37	$102
Non-Current Assets:
Other assets	$182	$182

Current Liabilities:
Accounts payable	$6	$42
Lease obligations	1,139	1,182
Other accrued expenses	377	586
Deferred revenue	19	17
	$1,541	$1,827

Non-Current Liabilities:
Lease obligations	$3,424	$3,272
Other long-term liabilities	36	36
	$3,460	$3,308

At June 30 and December 31, 2009 our continuing operations consist of our collectibles grading and authentication businesses, our CCE subscription business, our CFC dealer-financing business and our Expos collectibles convention business.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, which we disposed of in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At December 31 and June 30, 2009, the carrying values of the note were $92,000 and $138,000, respectively, of which the current portion, at December 31, 2009 and June 30, 2009 was approximately $92,000 and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

In February 2009, we sold the assets of our currency grading business for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013. The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of December and June 30, 2009 in the amount of $257,000 as part of notes receivable from sale of net assets of discontinued operations.

During May 2009, we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due and paid in-full on November 8, 2009 in the amount of $70,750.

During fiscal 2009, in connection with our exiting the Jewelry Businesses, we recognized lease obligations (including operating costs and other estimated costs associated with subletting the spaces) at June 30, 2009 of approximately $4,454,000, of which $1,182,000 was classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet at June 30, 2009, and $3,272,000 was classified as non-current. During the second quarter of fiscal 2010, we evaluated the fair value of the remaining lease obligations and recorded an adjustment to the carrying value of the leases in the amount of $405,000.  The aggregate fair value of the remaining lease obligations on the Condensed Consolidated Balance Sheets at December 31, 2009 is approximately $4,563,000, of which $1,139,000 is classified as part of current liabilities of discontinued operations and $3,424,000 is classified as non-current.

8.	INCOME TAXES

The estimated annual effective tax rate applied to pre-tax income from continuing operations was 5% for the three and six months ended December 31, 2009.  In the three months ended December 31, 2009, the Company recognized a federal income tax benefit of $248,000 related to the suspension of the 90% Alternative Minimum Tax (AMT) limitation for the carryback of net operating losses (“NOLs”).  During the three and six month periods ended December 31, 2008, we recorded a provision of $1,210,000 on pre-tax loss of $342,000 and pre-tax income of $127,000, respectively, reflecting valuation allowances required in those periods.

During fiscal 2008 and 2009, we recorded valuation allowances in the total amount of approximately $12,962,000 primarily as a result of the losses incurred by those businesses currently classified as discontinued operations.  To the extent that the Company earned taxable income in the three and six months ended December 31, 2009, we have realized certain deferred tax assets such that the valuation allowance at December 31, 2009 was reduced to approximately $11,389,000.  We recognized no federal income tax provision for the income generated in the three and six months ended December 31, 2009 and recognized a provision for the State of California taxes payable as a result of that state suspending the right to apply state NOLs carryforwards and limiting to 50% the use of state tax credits carryforwards to offset California taxable income in fiscal 2010.

9.           NET INCOME (LOSS) PER SHARE

The number of shares used in the computation of the income or loss per share for the three and six months period ended December 31, 2008, gives retroactive effect to a 10% stock dividend that was distributed on November 3, 2008 to stockholders of record as of October 20, 2008.

The number of shares used in the computation of income or loss per share for the three month period ended December 31, 2009 gives effect to the buyback of 1,749,828 shares in the July 10, 2009 “Dutch Auction” tender offer.

The aggregate numbers of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 390,000 and 1,023,000 for the three months ended December 31, 2009 and 2008, respectively, and 442,000 and 995,000 for the six months ended December 31, 2009 and 2008, respectively.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a business segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2009 and 2008. Net identifiable assets are provided by business segment as of December 31, 2009 and June 30, 2009. All of our sales and identifiable assets are located in the United States.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenues from external customers
Coins	$5,851	$4,370	$11,408	$9,365
Trading cards and autographs	2,304	2,540	4,870	5,333
Other	728	892	1,903	2,147
Total revenue	$8,883	$7,802	18,181	$16,845
Amortization and depreciation
Coins	$78	$77	$150	$152
Trading cards and autographs	57	73	102	126
Other	92	103	200	205
Total	227	253	452	483
Unallocated amortization and depreciation	59	84	128	171
Consolidated amortization and depreciation	$286	$337	$580	$654
Stock-based compensation
Coins	$-	$62	$-	$95
Trading cards and autographs	-	21	-	42
Other	-	-	-	22
Total	-	83	-	159
Unallocated stock-based compensation	330	178	495	366
Consolidated stock-based compensation	$330	$261	$495	$525
Operating income (loss) before unallocated expenses
Coins	$2,318	$809	$4,507	$2,610
Trading cards and autographs	221	323	600	761
Other	25	(88)	226	(28)
Total	2,564	1,044	5,333	3,343
Unallocated operating expenses	(1,099)	(1,463)	(2,072)	(3,429)
Consolidated operating loss	$1,465	$(419)	$3,261	$(86)

	At December 31,	At June 30,
Identifiable Assets	2009	2009
Coins	$2,888	$2,683
Trading cards and autographs	771	1,003
Other	4,680	7,051
Total	8,339	10,737
Unallocated assets	20,462	25,536
Consolidated assets	$28,801	$36,273

11.	RELATED PARTY TRANSACTION

During the first quarter of fiscal 2010, the Company amended the 2006 five-year Consulting Agreement with the current president of Expos, such that (i) the term was extended for an additional five years to July 1, 2016, and (ii) we entered into a revised compensation agreement consisting of a 35% payout based on the annual operating income of Expos, or $120,000 per year, whichever is greater.

At December 31, 2009, accounts receivable, net, on the Condensed Consolidated Balance Sheet included $21,147 that consisted of federal and state taxes paid by the Company on December 31, 2009 on behalf of the Company’s Chief Financial Officer (“CFO”) in connection with stock awarded in 2009, that was required to be paid through the Company’s payroll.  The CFO reimbursed the Company the full amount on January 4, 2010.

12.	SUBSEQUENT EVENT

On January 25, 2010, the Company announced that the Board of Directors approved the quarterly cash dividend of $0.25 that will be paid on February 22, 2010 to stockholders of record as of February 8, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Fiscal 2009 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2009.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we described in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2009 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

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

Discontinued Operations.  The remaining assets and liabilities of the jewelry, Gemprint and currency authentication and grading businesses have been classified as discontinued operations at June 30, 2009 and December 31, 2009, and the operations of these businesses have been reclassified as discontinued operations for all periods presented in this Report.  In addition, we continue to classify as discontinued operations the remaining activities, of our collectibles auctions and sales businesses which we disposed of in fiscal 2004.

During the second quarter of fiscal 2010, we recorded a $508,000 loss from discontinued operations as compared to a loss from discontinued operations of $9,373,000, for the same period in fiscal 2009 and for the six months ended December 31, 2009 and 2008, we recorded losses from discontinued operations of $561,000 and $11,139,000, respectively.  Since we were able to substantially complete the sale and disposal of the assets of the discontinued businesses during fiscal 2009, we expect losses from the disposal of the remaining assets of those businesses to decline substantially in fiscal 2010 as compared to fiscal 2009. We will, however, continue to review and, if necessary, make adjustments to the accrual established for the real estate leases in New York City, associated with our former jewelry operations.  See accrual for Facility Lease Expenses under Critical Accounting Policies and Estimates on page 21 of this Report.

Overview of Results of Operations for the Three and Six Months Ended December 31, 2009 and 2008

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.9%	51.6%	40.5%	48.4%
Gross profit	59.1%	48.4%	59.5%	51.6%
Operating expenses:
Selling and marketing expenses	12.8%	12.7%	12.8%	13.3%
General and administrative expenses	29.7%	41.1%	28.7%	38.9%
Total operating expenses	42.5%	53.8%	41.5%	52.2%
Operating income (loss)	16.6%	(5.4)%	18.0%	(0.6)%
Interest and other income, net	0.1%	1.0%	0.2%	1.3%
Income (loss) before income taxes	16.7%	(4.4)%	18.2%	0.7%
Provision (benefit) for income taxes	(2.2)%	15.5%	(0.4)%	7.2%
Income (loss) from continuing operations	18.9%	(19.9)%	18.6%	(6.5)%
Loss from discontinued operations, net of income taxes	(5.7)%	(120.1)%	(3.1)%	(66.1)%
Net income (loss)	13.2%	(140.0)%	15.5%	(72.6)%

Our gross profit, operating income and income from continuing operations, during this year’s first and second quarters, increased both in absolute dollars and as a percentage of net revenues as compared to the same quarters of fiscal 2009.  Those increases were primarily attributable to an increase in our coin revenues on which we earn a higher gross profit margin than in our other grading and authentication businesses, and reductions in costs of revenues and selling, general and administrative expenses that we achieved as a result of a cost reduction program which we initiated in fiscal 2009 and have continued into the current fiscal year.  The factors that contributed to the improvement in our operating results in this year’s second quarter are discussed in greater detail below.

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

Our authentication and grading fees accounted for 82.5% of our total net revenues for the six months ended December 31, 2009.  The amounts of such revenues and our gross profit margins are primarily affected by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.  In addition, the level of our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile due to specific customers or marketing programs in a given period.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin also is affected by the overall volume of collectibles that we authenticate and grade in any period.  Other factors that affect both our revenues and gross profit margins include (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand, because we are able to charge higher authentication and grading fees on coins and sports cards than on other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 15% of our total net revenues in the six months ended December 31, 2009.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Impact of Economic Conditions on our Financial Performance.  As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation, because the threat of and actual increases in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

Despite the continued uncertainties about the ultimate severity and duration of the current economic downturn, the number of coins graded and authenticated during the three and six months ended December 31, 2009 increased by 37.3% and 22.5%, respectively, as compared to the number authenticated and graded in the corresponding periods of fiscal 2009.  We believe those increases reflect the continued high price of gold and inflationary concerns by collectors and investors.  As a result, we recorded increases in coin grading and related revenues of approximately 33.9% and 21.8% for the three and six months ended December 31, 2009, when compared to the same periods in fiscal 2009.  On the other hand, during the three and six months ended December 31, 2009, the number of trading cards and autographs that we authenticated and graded declined by 11.6% and 7.1%, respectively, and, as a result, revenues generated by that division, which is our second largest business, declined by 9.3% and 8.7%, respectively, as compared to the same periods of fiscal year 2009.

The following tables provide information regarding the respective number of coins, trading cards, autographs and stamps that we graded or authenticated in the three and six months ended December 31, 2009 and 2008, respectively, and the estimated value that customers insure their collectibles against loss during transit.

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2009		2008		2009		2008
Coins	400,200	56.7%	291,500	45.7%	$293,317	92.3%	$250,052	89.8%
Trading cards and autographs(1)	300,700	42.6%	340,000	53.3%	20,895	6.6%	21,233	7.6%
Stamps	4,700	0.7%	6,600	1.0%	3,623	1.1%	7,129	2.6%
Total	705,600	100.0%	$638,100	100.0%	$317,835	100.0%	$278,414	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2009		2008		2009		2008
Coins	758,900	54.1%	619,600	47.1%	$569,624	91.6%	$552,774	89.5%
Trading cards and autographs(1)	634,800	45.2%	683,200	51.9%	44,838	7.2%	52,647	8.5%
Stamps	10,100	0.7%	13,900	1.0%	7,340	1.2%	12,200	2.0%
Total	1,403,800	100.0%	1,316,700	100.0%	$621,802	100.0%	$617,621	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We expect that internally generated cash flow will be sufficient to fund our continuing operations at least through the end of fiscal 2010.

Other factors that can affect our overall cash flows and financial position include the use of available cash to fund the payment of cash dividends or the acquisition of outstanding shares. For example, in July 2009, we used a total of approximately $8.9 million of available cash to purchase a total of 1,749,828 shares of our common stock, at a price of $5.00 per share, in a “Dutch Auction” tender offer that we made to our stockholders, and in the second quarter, we paid dividends to stockholders of $1,853,000.  See Liquidity and Capital Resources – Dutch Auction Tender Offer and Dividends below.

Trends and Challenges in our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us, during fiscal 2009 we implemented a cost reduction program in order to reduce our costs of revenue and our operating expenses and, thereby, to bring those costs and expenses more in line with our revenues and to increase our gross profits and operating income.  During the three and six months ended December 31, 2009, that program enabled us to realize reductions in both our costs of revenues and operating expenses and, thereby, to increase our gross profit margins, operating income and income from continuing operations and our cash flows from operations.

Critical Accounting Policies and Estimates

During the three and six months ended December 31, 2009, except as discussed below, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Accrual for Facility Lease Expenses. We continue to have obligations to pay rent and other charges under two multi-year leases for office facilities in New York City that had been occupied by our jewelry authentication and grading businesses prior to our discontinuance of and exit from those businesses in fiscal 2009.  Although we are seeking to sublet those facilities in order to reduce our financial obligations under these leases, adverse conditions in the commercial real estate market in New York City have made it difficult for us to predict how soon and the rents at which we will be able to sublet those office facilities.  As a result, at the time we discontinued the jewelry businesses we established accruals (including operating costs and other estimated costs associated with subletting the spaces) totaling approximately $3,700,000 for the rents and other charges that we estimated we will have to pay through the term of the leases.  Due primarily to an increase in available office space and further decreases in office rents in New York City, at June 30, 2009 we increased that accrual by $815,000, and again at December 31, 2009 by an additional $405,000, such that the lease obligations were carried on our balance sheets at values of approximately $4,454,000 at June 30, 2009 and $4,563,000 at December 31, 2009.  Moreover, it will be necessary for us to review our estimates of our ongoing lease expenses on a quarterly basis and it may become necessary for us to further increase our lease accrual in the future.  The gross obligations under the leases are $7,573,000 as set out under Liquidity and Capital Resources: Outstanding Financial Obligations: Discontinued Operations on page 29.

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

The use of the income approach in determining the fair value of our acquired businesses requires that future after-tax cash flows be discounted using a discount rate that reflects a risk adjusted weighted average cost of capital.  We determined the fair values of the Expos and CCE reporting units using discount rates of 18% and 17%, respectively, and we concluded that the excess fair value of approximately 10% over the carrying value of our Expos reporting unit at September 30, 2009 was sufficient to conclude that no impairment existed at September 30, 2009.  We considered the discount rates applied to Expos and CCE to be reasonable based upon the recurring and predictable nature of the revenues for these businesses and were consistent with the discount rates applied in previous years.  However, a higher discount rate of 20% for Expos could have resulted in the need for further testing and re-measurement of goodwill and the possibility of an impairment expense.

Stock-Based Compensation.  On June 1, 2009, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), in lieu of a cash incentive program, for our three executive officers, Michael J. McConnell, our CEO, David G. Hall, our President, and Joseph J. Wallace, our CFO.  Under the terms of that Program, on July 31, 2009, these three officers were awarded the following numbers of restricted shares:  Mr. McConnell -- 101,034 shares; Mr. Hall -- 101,034 shares; and Mr. Wallace -- 50,517 shares.  Retention by the officers of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  Those vesting requirements of the 2010 Stock Incentive Program are as follows:

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

(2)           Time-Based Vesting Requirement.  The vesting of the other 25% of the restricted shares (the “Time-Based Shares”) awarded to each of Messrs. McConnell and Hall is contingent on their continued service with the Company to July 31, 2010.  In the case of Mr. Wallace, 25% of his restricted shares became vested on the date of the award.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  No compensation was recognized in the three months ended September 30, 2009 for the performance-based shares, as it was determined that it was not probable that the financial performance would be achieved at September 30, 2009. During the second quarter ended December 31, 2009, we determined that it is probable that the Company will achieve the fiscal 2010 financial performance goal, and, as a result, we recorded in the second quarter of fiscal 2010, approximately $209,000 as stock-based compensation for the period July 31, 2009 to December 31, 2009.  In the event that the financial performance for fiscal 2010 is achieved, approximately $461,000 of expense (which is inclusive of the $209,000 recognized through December 31, 2009) would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $310,000 would be allocated to fiscal years 2011 and 2012.  In the event that expense is recognized for the performance-based vesting, and, if for any reason the award does not vest due to the financial performance goal not being met, any previously recognized expense would be reversed.

Deferred Tax Assets and Valuation Allowances. Through June 30, 2009, the Company has established a valuation allowance of $12,962,000 million that comprised a full valuation allowance against all deferred tax assets due to the uncertainty of realization.  As of December 31, 2009, the Company has analyzed all positive and negative evidence and concluded that a full valuation allowance is necessary, except to the extent that the Company earned taxable income in the three and six months ended December 31, 2009.  We have realized certain deferred tax assets such that the valuation allowance at December 31, 2009 was reduced to approximately $11,389,000.  Assuming that we continue to generate taxable income in fiscal 2010 and we conclude that it is more likely than not that we will realize such deferred tax assets, it may no longer be necessary for us to maintain a valuation allowance against substantially all of our deferred tax assets.  In that event, we may be able to record a tax benefit for fiscal 2010 that would have the effect of increasing our net income for the current fiscal year and decreasing the amount of the remaining valuation allowance.

Results of Continuing Operations – Three and Six Months Ended December 31, 2009 and 2008 Versus the Three and Six Months Ended December 31, 2008.

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy which are not considered to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the three and six months ended December 31, 2009 and 2008 between grading and authentication services revenues, and other related services revenues:

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	(Decrease)
					Amount	%
	(Dollars In Thousands)
Grading and authentication fees	$7,514	84.6%	$6,370	81.7%	$1,144	18.0%
Other related services	1,369	15.4%	1,432	18.3%	(63)	(4.4)%
Total Net Revenues	$8,883	100.0%	$7,802	100.0%	$1,081	13.9%

	Six Months Ended December 31,
	2009		2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	(Decrease)
					Amount	%
	(Dollars In Thousands)
Grading and authentication fees	$14,995	82.5%	$13,731	81.5%	$1,264	9.2%
Other related services	3,186	17.5%	3,114	18.5%	72	2.3%
Total Net Revenues	$18,181	100.0%	$16,845	100.0%	$1,336	7.9%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and six months ended December 31, 2009 and 2008.

	Three Months Ended December 31,
					2009 vs. 2008
	2009		2008		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$5,851	65.9%	$4,370	56.0%	$1,481	33.9%	108.7	37.3%
Cards and autographs	2,304	25.9%	2,540	32.6%	(236)	(9.3)%	(39.3)	(11.6)%
Other (1)	728	8.2%	892	11.4%	(164)	(18.4)%	(1.9)	(28.8)%
Net Revenues	$8,883	100.0%	$7,802	100.0%	$1,081	13.9%	67.5	10.6%

	Six Months Ended December 31,
					2009 vs. 2008
	2009		2008		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$11,408	62.7%	$9,365	55.6%	$2,043	21.8%	139.3	22.5%
Cards and autographs	4,870	26.8%	5,333	31.7%	(463)	(8.7)%	(48.4)	(7.1)%
Other (1)	1,903	10.5%	2,147	12.7%	(244)	(11.4)%	(3.8)	(27.3)%
Net Revenues	$18,181	100.0%	$16,845	100.0%	$1,336	7.9%	87.1	6.6%

(1)	Consists of stamps, CCE subscription business, our CFC dealer financing business, and our collectibles convention business.

For the three months ended December 31, 2009, our net revenues increased by $1,081,000, or 13.9%, compared to the corresponding three month period ended December 31, 2008.  That increase in net revenues was primarily attributable to an increase of $1,144,000, or 18%, in grading and authentication fees.  For the six months ended December 31, 2009, net revenues increased by $1,336,000, or 7.9%, from $16,845,000 in fiscal 2009 to $18,181,000 in fiscal 2010, also primarily attributable to a 9.2% increase in grading and authentication fees. The increases in grading and authentication fees of 18.0% and 9.2% for the three and six months ended December 31, 2009, respectively, are attributed primarily to increases in the number of coins graded of 37.3% and 22.5% in three and six months ended December 31, 2009, respectively, over the same respective periods of the prior year, partially offset by reductions in the number of trading cards and autographs graded and authenticated of 11.6% and 7.1% in three and six months ended December 31, 2009, respectively, over the same periods in the prior year.

The  increases of $1,481,000 and $2,043,000 in revenues for coin grading and authentication and other related services for the three and six months ended December 31, 2009, respectively, were due primarily to modern and bulk grading revenue increases of $1,003,000 and $1,538,000, respectively, representing increases of 95% and 68% over the corresponding periods in fiscal 2009, respectively. For the same comparative periods, revenues from grading and authentication of coins at collectible trade shows also increased $160,000 and $250,000, representing increases of 23% and 15%, respectively, over the prior fiscal year, due to an increase in the number of shows attended in those periods.  In addition, revenues from the grading and authentication of vintage coins increased by $253,000 and $85,000, representing increases of 13% and 2%, respectively, for the three and six months ended December 31, 2009, respectively.

We believe the current economic recession and credit crisis has primarily led to a decrease in the volume of trading cards, autographs and stamps submitted for grading and authentication. As shown in the above table, grading and authentication revenues and other related services for trading cards and autographs decreased by $236,000 and $463,000, or 9.3% and 8.7%, for the three and six months ended December 31, 2009, respectively, when compared to the same periods in fiscal 2009. The volume of stamps submitted for grading declined 28.8% and 27.3% for the three and six months ended December 31, 2009, respectively, as compared with the same periods ended December 31, 2008.

Generally, we experience each year, a significant decline in the level of revenue from the first fiscal quarter to the second fiscal quarter due to holidays and the timing of revenue generated from grading performed at collectible shows, as there are fewer trade shows in the second fiscal quarter; as a result, the second fiscal quarter is generally our lowest revenue quarter in the fiscal year. We are encouraged by the overall level of revenue in the second fiscal quarter of fiscal 2010 of $8,883,000 as it represented only a 4.5% decline from the level of revenue in the first fiscal quarter of fiscal 2010 of $9,298,000. This compares favorably with the level of revenue in the second fiscal quarter of fiscal 2009 of $7,802,000 that declined 13.7% from revenue in the first fiscal quarter of fiscal 2009 of $9,043,000.  We believe the continued uncertain economic environment drove investments into hard assets, including gold, which led to the increase in coin transactions by dealers and collectors, which led to an increase in our revenues in the current second quarter.

Although we continue to see positive growth in the level of modern coin submissions, which provided the additional revenue in the second quarter of fiscal 2010, the level of modern coin revenues can be volatile due to specific customer activity or marketing programs in a given period, so it is uncertain at this time if the increase in modern coin submissions is sustainable. Therefore, we are not able to predict whether or not the increase in coin authentication and grading revenues will continue in remaining quarters of fiscal 2010, nor the level of authentication and grading revenues for trading cards, autographs and stamps in fiscal 2010.  In addition, due to the strong performance in our coin grading and authentication business in the first half of 2010, relative to our other businesses, our coin business represented 63% of total revenues, compared to 56% of total revenues in the first half of fiscal 2009; thereby, increasing the importance of our coin grading and authentication business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2009 and 2008.

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit	$5,250,000	59.1%	$3,775,000	48.4%	$10,809,000	59.5%	$8,692,000	51.6%

As indicated in the above table, our gross profit margin increased from 48.4% and 51.6% for the three and six months ended December 31, 2008, respectively, to 59.1% and 59.5% for the three and six months ended December 31, 2009, respectively. This increase primarily reflects (i) increases of 33.9% and 21.8% in coin related revenues for these comparative periods on which we earn a higher gross profit margin (ii) lower direct costs of 8% in both comparative periods, as a result of our cost reduction programs and operational efficiencies, such that the increases in revenues, as discussed above, generated improvements in our gross profit margin and (iii) a reduction in stock-based compensation expense in fiscal 2010 as a result of awards granted in periods prior to fiscal 2009 became fully vested in fiscal 2009.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Selling and marketing expenses	$1,141,000	$994,000	$2,336,000	$2,242,000
Percent of net revenue	12.8%	12.7%	12.8%	13.3%

The increases of $147,000 and $94,000 in selling and marketing expenses in the three and six months ended December 31, 2009, compared to the three and six months ended December 31, 2008, were primarily attributable to increased compensation costs related to incentive programs and higher costs incurred in connection with on-site grading at trade shows due, primarily, to an increase in the number of trade shows at which we participated in the three and six months ended December 31, 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
General and administrative expenses	$2,644,000	$3,200,000	$5,212,000	$6,536,000
Percent of net revenue	29.7%	41.1%	28.7%	38.9%

G&A expenses decreased by $556,000 and $1,324,000 in the three and six months ended December 31, 2009, compared to the same periods of fiscal 2009.  That decrease was primarily attributable to staff reductions, cost-savings measures most of which were initially effectuated in the latter half of fiscal 2009 and a reduction of outside professional fees.

Stock-Based Compensation

As discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements, the Company recognized stock-based compensation in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2009	2008	2009	2008
Cost of revenues	$-	$83,000	$-	$152,000
General and administrative expense	330,000	178,000	495,000	373,000
Continuing operations	330,000	261,000	495,000	525,000
Discontinued operations	-	7,000	-	21,000
	$330,000	$268,000	$495,000	$546,000

The increase in stock-based compensation expense of $62,000 in the three months ended December 31, 2009 was due to the recognition of stock-based expense of $209,000 related to our determination that achieving the financial performance goals set forth in the July 31, 2009 restricted stock awards to executive management was probable.  In the event that those goals are not achieved, for any reason, this expense and any additional expense recorded in future quarters of fiscal 2010 would be reversed.  If, and only if the financial goals are met for fiscal year 2010, approximately $461,000 would be recorded as stock-based compensation expense related to the performance condition for vesting for fiscal 2010, and approximately $310,000 would be recognized in fiscal years 2011 and 2012 for an aggregate amount of $771,000 over the requisite service period of approximately 3 years.  See Critical Accounting Policies and Estimates: Stock-Based Compensation.

The following table sets forth unrecognized compensation cost totaling $925,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012 and assumes that $771,000 of performance-based stock compensation expense is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2010 (remaining 6 months)	$471,000
2011	356,000
2012	98,000
$925,000

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest Income, net	$12,000	$77,000	$52,000	$213,000

Interest and other income are generated primarily on cash and cash equivalent balances that we invest primarily in highly-liquid money-market accounts. During the three and six months ended December 31, 2009, other income included $26,000 related to a royalty payment received for use of our proprietary databases. Interest income, net was $12,000 and $26,000 in the three and six months ended December 31, 2009, compared with $74,000 and $200,000 in the three and six months ended December 31, 2008.  The decrease in interest income was primarily attributable to (i) a shift, during fiscal 2009, of our cash and cash equivalent balances into money-market investments that include only government guaranteed securities, which resulted in a lower yield on such investments; (ii) a decrease in our average cash balances in the three and six months ended December 31, 2009, compared to the three and six months ended December 31, 2008, due to our use of a portion of our available cash to fund the buyback of common stock under our stock buyback program and cash used in the operating activities and disposal of discontinued operations during fiscal 2009; and (iii) lower prevailing interest rates as a result of actions taken by the Federal Reserve Board.

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Provision (benefit) for income tax	$(202,000)	$1,210,000	$(75,000)	$1,210,000

Income tax benefits of $202,000 and $75,000, represented an estimated annual effective tax rate of approximately 5% recorded for the three and six months ended December 31, 2009 offset by a benefit of $248,000 recognized in the second quarter of fiscal 2010 related to the federal suspension of the 90% AMT limitation for the carryback of NOLs.  In fiscal 2009, the tax provision of $1,210,000 recorded in the second quarter of that year related to the establishment of a valuation allowance against certain deferred tax assets due to uncertainty of realization that, according to the accounting rules, was classified as part of the loss from continuing operations

During fiscal years 2008 and 2009, we had established valuation allowances in the aggregate amount of approximately $13 million against deferred tax assets due to the length of time and extent of taxable income required to fully realize those deferred tax assets.  As a result, no federal tax was due or recognized as an expense during the three and six months ended December 31, 2009.  However, we recognized taxes due to the State of California as a result of that state suspending the right to apply state NOLs carryforwards and limiting to 50% the use of state tax credits carryforwards to offset California taxable income in fiscal 2010. During the three and six months ended December 31, 2009 and 2008, no income tax benefit was recorded in connection with the losses from discontinued operations in those periods.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Loss from discontinued operations, net of income taxes	$(508,000)	$(9,373,000)	$(561,000)	$(11,139,000)

The losses from discontinued operations, net of income taxes, of $508,000 and $561,000 for the three and six months ended December 31, 2009 were related to $405,000 associated with additional accruals recorded in the second quarter of fiscal 2010 for the leased facilities in New York City, which we are required to carry at the fair value of the remaining lease obligations.  In addition, losses from discontinued operations include interest accretion of $118,000 and reserves established for assets to be sold.  As noted in the preceding section, no income tax benefit was recorded in connection with the losses from discontinued operations in either of the three and six months ended December 31, 2009 and 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally-generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At December 31, 2009, we had cash and cash equivalents of approximately $18,696,000, as compared to cash and cash equivalents of $23,870,000 at June 30, 2009.  This reduction in cash and cash equivalents was primarily attributable to our use, in July 2009, of approximately $8,911,000 to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer and the payment of cash dividends to stockholders of $1,853,000 in November 2009, partially offset by the receipt in October 2009 of approximately $2.3 million in full payment of a note receivable from a customer that had been outstanding at June 30, 2009.

Cash Flows.

Cash Flows from Continuing Operations.  During the six months ended December 31, 2009 and 2008, our operating activities from continuing operations generated cash of $3,891,000 and $719,000, respectively, primarily reflecting the improvement in income from continuing operations of $3,388,000 in the six months ended December 31, 2009, as compared to a loss from continuing operations of $1,083,000 in the same period of fiscal 2009.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $629,000 and $4,033,000 in the six months ended December 31, 2009 and 2008.  During the six months ended December 31, 2009, approximately $347,000 was used to meet ongoing obligations under our lease agreements for the two facilities in New York City that had formerly been occupied by our discontinued jewelry businesses; approximately $85,000 was used for severance payments made to former employees of the jewelry businesses; $60,000 was used to settle a legal claim arising from our discontinued auction businesses and other disbursements were $22,000.  During the six months ended December 31, 2008, $4,033,000 was used to fund the operating activities of our discontinued jewelry grading businesses.

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

Cash from or used in Investing Activities.  Investing activities generated net cash of $2,328,000 during the six months ended December 31, 2009, comprised primarily of $2,348,000 of cash receipts in connection with the repayment of a CFC customer note receivable, $117,000 in cash receipts related to the sale of discontinued businesses, partially offset by $137,000 related to the purchase of fixed assets. During the corresponding six month period of fiscal 2009, we generated cash from investing activities of $1,988,000 primarily due to net collections of $2,260,000 from CFC customer notes receivables, $46,000 in proceeds from the sale of discontinued businesses, cash outlays of $249,000 for projects accounted for as capitalized software costs for internal use and $69,000 used to acquire fixed assets.

Cash used in Financing Activities.  In the six months ended December 31, 2009, financing activities used net cash of $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer and $1,853,000 used in the payment of a quarterly cash dividend in the second quarter of fiscal 2010.  During the six months ended December 31, 2008, cash used in financing activities of $2,412,000 was related to the cash payment of $2,090,000 for the first quarter fiscal 2009 cash dividend (see below under Dividends), an outflow of $484,000 in connection with the repurchase of our common stock from the Company’s former CEO, partially offset by proceeds  of $161,000 from the sale of the Company’s common stock to two directors.

Outstanding Financial Obligations

Continuing Operations.  The following table set forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:
Fiscal Year	Gross Amount	Sublease Income
2010(6 mos.)	$576,000	$21,000
2011	1,112,000	42,000
2012	1,118,000	43,000
2013	1,038,000	45,000
2014	1,013,000	46,000
Thereafter	5,141,000	238,000
	$9,998,000	$435,000

Discontinued Operations.  The following table sets forth our expected remaining base rent obligations under operating leases for two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those leases are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Amount
2010 (6 mos.)	$658,000
2011	907,000
2012	941,000
2013	981,000
2014	1,022,000
Thereafter	3,064,000
$7,573,000
Less: Estimated fair value of minimum lease payments accrued	(3,818,000)
$3,755,000

Rental payments under these two leases are required to be paid in accordance with the schedule above.  At December 31, 2009, we recorded a $405,000 increase to the lease accrual for these two facilities, based on updated estimates of the time that it will take to sublease those facilities and the rents at which we could expect to sublease those facilities over the remaining duration of the leases, discounted to present value.  Those estimates, in turn, were based primarily on recent rental activities that were specific to these locations.  See Critical Accounting Policies and Estimates: Accrual for Facility Lease Expenses.

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

On October 26, 2009, the Company announced that the Board of Directors approved a resumption of regular cash dividends to our stockholders to $0.25 per share per quarter and declared the first of such dividends, which paid in the amount of $1,853,000 on November 24, 2009 to stockholders of record as of November 10, 2009.  On January 25, 2010 the Company announced that a quarterly dividend of $0.25 per common share would be paid on February 22, 2010 to stockholders of record as of February 8, 2010.

The declaration of cash dividends in the future, pursuant to our current dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance, its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.  For these reasons, as well as others, there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At December 31, 2009, we continue to have $3.7 million available under this program.  No open market repurchases of common stock were made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) to fund the payment of cash dividends; and (iv) to pay the obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses, and (v) for other general corporate purposes and may include additional repurchases of common stock under our stock buyback program.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment.  The amendments are effective for interim and annual periods ending after December 15, 2009.  Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended December 31, 2009 and there was no material impact on the Consolidated Financial Statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ending December 31, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 that we filed with the SEC on September 4, 2009.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 8, 2009.  The only matters voted on by stockholders at that Meeting were (i) the election of seven directors to serve for a term of one year and until their successors are elected, and (ii) the ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

Election of Directors.  The seven candidates named below, all of whom were nominated by the Company’s Board of Directors, were the only candidates nominated for election at the Meeting.  Under the Company’s Bylaws, however, to be elected to the Board, a candidate must receive a majority of the votes cast in the election of directors.  All of those seven candidates received a majority of the votes cast and, accordingly, were elected to serve on the Company’s Board of Directors for a term that will end at the next Annual Meeting of Stockholders and until their respective successors are elected.

Set forth in the following table are the number of votes cast for the election of and the number of votes withheld from each of those seven candidates.  As the election was uncontested, there were no broker non-votes.

Nominees	Votes For	Percent of Shares Voted	Votes Withheld	Percent of Shares Voted
A. Clinton Allen	6,207,113	96.7%	211,117	3.3%
Deborah A. Farrington	6,207,869	96.7%	210,381	3.3%
David G. Hall	6,202,866	96.6%	215,384	3.4%
Michael J. McConnell	6,201,562	96.6%	216,688	3.4%
A. J. “Bert” Moyer	6,206,483	96.7%	211,767	3.3%
Van D. Simmons	6,207,275	96.7%	210,975	3.3%
Bruce A. Stevens	6,207,023	96.7%	211,227	3.3%

Since the election of the above-named candidates was uncontested, there was no broker non-votes cast in the election of directors.

Ratification of Appointment of Independent Registered Public Accounting Firm.  The ratification, by stockholders, of the appointment by the Audit Committee of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year ending June 30, 2010 required the affirmative vote of the majority of the shares that were present, in person or by proxy, and were voted on this proposal at the Annual Meeting.  The ratification was approved by the Company’s stockholders by the following vote:

	Number of Shares	Percent of Shares Voted
Voted For	6,335,826	99%
Voted Against	1,177	0%
Abstaining	6,873	1%

There were no broker non-votes cast on this proposal.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 9, 2010	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 9, 2010	By:	/s/ JOSEPH J. WALLACE
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