Form 10-Q
period 2010-03-31
COLLECTORS UNIVERSE INC
filed 2010-05-10
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2010
Common Stock $.001 Par Value	7,683,443

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

ii

PART 1 – FINANCIAL INFORMATION
ITEM 1.                                                                     FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	March 31,	June 30,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$19,772	$23,870
Accounts receivable, net of allowance of $57 at March 31, 2010 and $63 at June 30, 2009	1,791	1,252
Inventories, net	535	497
Prepaid expenses and other current assets	820	868
Refundable income taxes	248	-
Customer notes receivable	-	2,340
Notes receivable from sale of net assets of discontinued operations	119	212
Current assets of discontinued operations	29	102
Total current assets	23,314	29,141

Property and equipment, net	1,086	1,174
Goodwill	2,826	2,626
Intangible assets, net	2,270	2,776
Notes receivable from sale of net assets of discontinued operations	166	300
Other assets	284	74
Non-current assets of discontinued operations	182	182
	$30,128	$36,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$1,051
Accrued liabilities	1,427	1,344
Accrued compensation and benefits	1,557	1,341
Income taxes payable	259	252
Net deferred income tax liability	71	60
Deferred revenue	2,278	1,883
Current liabilities of discontinued operations	1,418	1,827
Total current liabilities	8,229	7,758

Deferred rent	300	220
Net deferred income tax liability	197	208
Non-current liabilities of discontinued operations	3,317	3,308
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 7,683 and 9,158 issued and outstanding at March 31, 2010 and at June 30, 2009, respectively	8	9
Additional paid-in capital	67,781	75,957
Accumulated deficit	(49,704)	(51,187)
Total stockholders’ equity	18,085	24,779
	$30,128	$36,273

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$10,790	$9,315	$28,971	$26,160
Cost of revenues	4,204	4,111	11,576	12,264
Gross profit	6,586	5,204	17,395	13,896
Operating expenses:
Selling and marketing expenses	1,449	1,033	3,785	3,275
General administrative expenses	2,602	3,227	7,814	9,763
Total operating expenses	4,051	4,260	11,599	13,038
Operating income	2,535	944	5,796	858
Interest and other income, net	35	56	87	269
Income before provision for income taxes	2,570	1,000	5,883	1,127
Provision for income taxes	129	109	54	1,319
Income (loss) from continuing operations	2,441	891	5,829	(192)
Loss from discontinued operations, net of loss on sales of discontinued businesses, net of income taxes	(68)	(5,679)	(629)	(16,818)
Net income (loss)	$2,373	$(4,788)	5,200	$(17,010)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.33	$0.10	$0.78	$(0.02)
Loss from discontinued operations	(0.01)	(0.63)	(0.08)	(1.85)
Net income (loss)	$0.32	$(0.53)	$0.70	$(1.87)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.32	$0.10	$0.76	$(0.02)
Loss from discontinued operations	(0.01)	(0.63)	(0.08)	(1.85)
Net income (loss)	$0.31	$(0.53)	$0.68	$(1.87)

Weighted average shares outstanding:
Basic	7,420	9,083	7,459	9,103
Diluted	7,676	9,108	7,620	9,103
Dividends declared per common share	$0.25	$0.23	$0.50	$0.23

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,200	$(17,010)
Discontinued operations	629	16,818
Income (loss) from continuing operations	5,829	(192)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	797	1,034
Stock-based compensation expense	733	628
Provision for bad debts	(17)	(1)
Provision for inventory write-down	39	172
Gain on sale of note receivable	-	(10)
Provision for warranty	466	403
Interest on notes receivable	(9)	(3)
Gain on sale of property and equipment	(8)	-
Provision for deferred income tax	-	1,205
Change in operating assets and liabilities:
Accounts receivable	(473)	(106)
Inventories	(76)	255
Prepaid expenses and other current assets	46	(204)
Refundable income taxes	(248)	434
Other assets	(160)	64
Accounts payable and accrued liabilities	(211)	(632)
Accrued compensation and benefits	207	14
Income taxes payable	7	(21)
Deferred revenue	395	178
Deferred rent and other long-term liabilities	80	18
Net cash provided by operating activities of continuing operations	7,397	3,236
Net cash used in operating activities of discontinued businesses	(959)	(5,961)
Net cash provided by operating activities	6,438	(2,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(260)	(52)
Advances on customer notes receivable	-	(2,446)
Proceeds from collection of customer notes receivable	2,355	4,882
Expos purchase price adjustment	(200)	-
Capitalized software	-	(249)
Cash received from sale of net assets of discontinued operations	192	429
Net cash provided by investing activities	2,087	2,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1
Proceeds from sale of common stock	-	161
Payments for retirement of common stock	-	(484)
Repurchase of common stock under “Dutch Auction” tender	(8,911)	-
Dividends paid to common stockholders	(3,712)	(2,091)
Net cash used in financing activities	(12,623)	(2,413)

Net decrease in cash and cash equivalents	(4,098)	(2,574)
Cash and cash equivalents at beginning of period	23,870	23,345
Cash and cash equivalents at end of period	$19,772	$20,771
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$10
Income taxes paid	$294	$(331)
See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company” “we”, “us”, “our”).  At March 31, 2010, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC.  Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairments, warranty reserves, the provisions or benefits for income taxes and related valuation allowance against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in the notes to these Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We also evaluate the carrying values of all other tangible and intangible assets for impairment as circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. During the nine months ended March 31, 2010, we paid $200,000 for the earn-out payment pursuant to the July 2006 Membership Interest Purchase Agreement between the Company and the sellers of our Expos Unlimited, Inc. subsidiary, and this represented the full and final settlement.  This amount was recorded as additional goodwill on the Condensed Consolidated Balance Sheets as of March 31, 2010 and allocated to the Expos reporting unit.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of March 31, 2010.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an award, based on its fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, it is determined that vesting of the award has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and it is subsequently determined that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

The following table shows total stock-based compensation expense included as part of continuing and discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31, (in thousands)		Nine Months Ended March 31, (in thousands)
Included in:	2010	2009	2010	2009
Cost of revenues	$-	$78	$-	$230
General and administrative expenses	238	25	733	398
Continuing operations	238	103	733	628
Discontinued operations	-	(7)	-	14
Pre-tax stock-based compensation expense	$238	$96	$733	$642

No stock options were granted during the three and nine months ended March 31, 2010 and 2009.  The following table presents information relative to stock option activity during the nine months ended March 31, 2010 and stock options outstanding under all equity incentive plans as of March 31, 2010  The closing prices of our common stock as of March 31, 2010 and June 30, 2009 were $11.30 and $4.88, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2009	585	$11.61	4.6	$115
Forfeited, cancelled, exercised or expired	(141)	$14.30	-	-
Outstanding at March 31, 2010	444	$10.76	3.9	$979
Exercisable at March 31, 2010	438	$10.73	3.8	$979
Unvested at March 31, 2010	6	$13.18	7.6	$-
Expect to vest at March 31, 2010	6	$13.18	7.6	$-

Options to purchase 100 shares of common stock were exercised during the nine months ended March 31, 2010.

The 6,000 options to purchase common stock that were expected to vest at March 31, 2010 are based on the current forfeiture rate of 0% and the remaining vesting terms of the 6,000 unvested options at March 31, 2010.

During the nine months ended March 31, 2010 and 2009, approximately 5,500 and 52,300 options to purchase common stock were vested, respectively, with aggregate fair values of approximately $27,500 and $394,000, respectively.

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

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  The $771,000 associated with the performance-based vesting is recorded as expense if, and when, it is determined that it is probable that the Company will achieve the fiscal 2010 financial performance goal.  As of September 30, 2009, achieving the performance condition for the full year 2010 was not determined to be probable; as a result, no performance related stock-based compensation expense was recorded during the three months ended September 30, 2009.  As of December 31, 2009, Management determined that achieving the performance condition for the full fiscal year 2010 was probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2010; and, as a result, the Company began recognizing expense for those performance grants in the quarter ended December 31, 2009.  The Company recognized stock-based compensation expense of $125,000 and $335,000 in the three and nine months ended March 31, 2010, representing a portion of the $771,000 for the period July 31, 2009 to March 31, 2010.  In the event that the financial performance for fiscal 2010 is achieved, approximately $461,000 of expense (which is inclusive of the $335,000 recognized through March 31, 2010) would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $310,000 would be allocated to fiscal years 2011 and 2012.

The following table presents the non-vested status of the restricted shares for the nine months ended March 31, 2010 and the weighted average grant-date fair values.

Non-Vested Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2009	43	$3.80
Granted (1)	275	4.50
Vested	(59)	3.91
Non-vested at March 31, 2010	259	$4.52

(1)  Includes the 252,585 restricted shares awarded to the Company’s three executive officers on July 31, 2010 pursuant to the above-described 2010 Stock Incentive Program.

The following table sets forth total unrecognized compensation cost in the amount of $695,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012, on the assumption that the performance condition described above is met and the $771,000 of expense is recognized.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2010 (3 months)	$236
2011	360
2012	99
$695

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At March 31, 2010, we had cash and cash equivalents totaling approximately $19,772,000, of which approximately $17,760,000 was invested in money market accounts.  At March 31, 2010, the Company had approximately $2,012,000 in non-interest bearing bank accounts for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At March 31, 2010, three customers accounted for 37% of the total net accounts receivable balances of $1,791,000; whereas, at June 30, 2009, three customers accounted for approximately 36% of total net accounts receivable balances of $1,252,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $57,000 at March 31, 2010 and $63,000 at June 30, 2009.

Customer Notes Receivables.  At March 31, 2010, the gross outstanding principal amount of customer notes receivable, which evidenced advances made to customers, was $16,000 and was fully reserved.   At June 30, 2009, the unpaid principal balance of $2,340,000, net, consisted primarily of one note receivable that represented 99% of the total principal amount outstanding.  On November 6, 2009, the borrower repaid the principal amount and all interest accrued on the note in full.

Customers. The authentication, grading and sales of collectible coins accounted for approximately 67% and 64% of our net revenues for the three and nine months ended March 31, 2010, respectively, and 61% and 57% of our net revenues for the three and nine months ended March 31, 2009.  These revenues are dispersed among many customers, although five of our coin customers accounted for approximately 11% of our revenues for the nine months ended March 31, 2010.

Capitalized Software

We capitalize certain costs incurred, either from internal or external sources as part of intangible assets and amortize these costs on a straight-line basis over the useful life of the software of three years.  At March 31, 2010 and June 30, 2009, we had capitalized approximately $2,590,000, as capitalized software.  The related net book values at March 31, 2010 and June 30, 2009 were $362,000 and $748,000, respectively.  During the nine months ended March 31, 2009, we capitalized costs of $249,000.  During the three months ended March 31, 2010 and 2009, we recorded approximately $103,000 and $213,000, respectively, as amortization expense for certain software development projects that were completed.  During the nine months ended March 31, 2010 and 2009, approximately $386,000 and $500,000 was recorded as amortization expense for capitalized software.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

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

On October 26, 2009, the Company announced that the Board of Directors approved the resumption of the quarterly cash dividend in the amount of $0.25 per share and paid quarterly dividends under such policy of $0.25 per share in the second and third fiscal quarters of fiscal 2010.  On April 20, 2010, the Board of Directors approved an increase in its quarterly cash dividend to $0.30 per share of common stock per quarter with the first dividend to be paid under the new dividend policy on May 28, 2010 to all stockholders of record as of May 14, 2010 (see note 12 Subsequent Events).  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Dutch Auction Tender Offer

On June 2, 2009, the Company commenced a modified “Dutch Auction” tender offer for the purpose of purchasing, for cash, up to 1,750,000 shares of its common stock at a per share price of not less than $5.00 and not greater than $5.40.  The tender offer, which expired on July 2, 2009, was oversubscribed, and on July 10, 2009, the Company purchased a total 1,749,828 shares in the tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,911,000 (including the costs of conducting the tender offer of $162,000), and was recorded as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheet as of March 31, 2010.

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

2.           CASH AND CASH EQUIVALENTS

At March 31, 2010 and June 30, 2009, cash and cash equivalents consisted of approximately $19,772,000 and $23,870,000, respectively, of which, at March 31, 2010, $17,760,000 was invested in bank money-market accounts and, at June 30, 2009, $20,200,000 was invested in money market funds that comprised of investments in government-guaranteed securities and non-interest bearing accounts.

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

For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.  Assets and liabilities that are measured on a recurring basis refer to those assets and liabilities, such as money market assets and lease obligations that are measured each time the financial statements are issued.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010 and June 30, 2009.

	At March 31,	Fair Value Measurements Using
(In Thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market accounts	$17,760	$17,760	$-	$-
Liabilities:
Operating lease obligations	$4,319	$-	$-	$4,319

	At June 30,	Fair Value Measurements Using
(In Thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in money market funds	$20,200	$20,200	$-	$-
Liabilities:
Operating lease obligations	$4,454	$-	$-	$4,454

The following table presents additional information about Level 3 liabilities for the nine months ended March 31, 2010.

	Beginning		Loss (1)	Ending
	Balance	Principal	Included in	Balance
(In Thousands)	6/30/09	Paydowns	Net Income	3/31/2010
Liabilities:
Operating lease obligations	$4,454	$(540)	$405	$4,319

(1)	before accretion expense of $175,000 for the nine months ended March 31, 2010

The loss of $405,000 was included as part of the loss from discontinued operations in the nine months ended March 31, 2010 and relates to the Company’s lease obligations in New York City.  Due primarily to an increase in available office space and further decreases in office rents in New York City, at June 30, 2009 we increased that accrual by $815,000 and again at March 31, 2010 by an additional $405,000, such that the lease obligations were carried on our balance sheets at values of approximately $4,454,000 at June 30, 2009 and $4,319,000 at March 31, 2010.

4           INVENTORIES

Inventories consist of the following:
	March 31,	June 30,
	2010	2009
	(In Thousands)
Coins	$405	$336
Other collectibles	28	31
Grading raw materials consumable inventory	240	232
	673	599
Less inventory reserve	(138)	(102)
Inventories, net	$535	$497

5.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	March 31,	June 30,
	2010	2009
	(In thousands)
Coins and stamp grading reference sets	$508	$515
Computer hardware and equipment	1,374	1,345
Computer software	997	990
Equipment	1,948	1,823
Furniture and office equipment	890	897
Leasehold improvements	712	665
Trading card reference library	52	52
	6,481	6,287
Less accumulated depreciation and amortization	(5,395)	(5,113)
Property and equipment, net	$1,086	$1,174

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	March 31,	June 30,
	2010	2009
	(In thousands)
Warranty costs	$841	$708
Professional fees	66	112
Other	520	524
	$1,427	$1,344

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2010	2009
	(In thousands)
Warranty reserve beginning of period	$708	$665
Charged to cost of revenue	466	403
Payments	(333)	(403)
Warranty reserve, end of period	$841	$665

7.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31, 2010.  The Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 have also been restated to present the results of operations for those discontinued operations as part of the loss from discontinued operations.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In Thousands)
Net revenues	$9	$192	$12	$1,446

Income (loss) from operations of discontinued businesses	6	(1,494)	7	(4,764)
Impairment losses	-	-	-	(7,695)
Loss on sale of discontinued businesses	(74)	(4,185)	(636)	(4,359)
Loss from discontinued operations	$(68)	$(5,679)	$(629)	$(16,818)

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009.

	March 31, 2010	June 30, 2009
	(In Thousands)
Current Assets:
Accounts receivable, net	$2	$31
Assets held for sale	27	71
	$29	$102
Non-Current Assets:
Other assets	$182	$182
	$182	$182

Current Liabilities:
Accounts payable	$9	$42
Lease obligations	1,038	1,182
Other accrued expenses	354	586
Deferred revenue	17	17
	$1,418	$1,827

Non-Current Liabilities:
Lease obligations	$3,281	$3,272
Other long-term liabilities	36	36
	$3,317	$3,308

At June 30, 2009 and March 31, 2010 our continuing operations consist of our collectibles grading and authentication businesses, our CCE subscription business, our CFC dealer-financing business and our Expos collectibles convention business.

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, which we disposed of in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At March 31, 2010 and June 30, 2009, the carrying values of the note were $69,000 and $138,000, respectively, of which the current portions, at March 31, 2010 and June 30, 2009, were $69,000 and $92,000, respectively, and are included as part of the current portion of notes receivables from sale of net assets of discontinued operations.

In February 2009, we sold the assets of our currency grading business for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013. The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of March 31, 2010 in the aggregate amount of $216,000 as part of notes receivable from sale of net assets of discontinued operations.

During May 2009, we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due and paid in full on November 8, 2009 in the amount of $70,750.

During fiscal 2009, in connection with our exiting the Jewelry Businesses, we recognized lease obligations (including operating costs and other estimated costs associated with subletting the spaces) at June 30, 2009 of approximately $4,454,000, of which $1,182,000 was classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet, and $3,272,000 was classified as non-current. During the second quarter of fiscal 2010, we evaluated the fair value of the remaining lease obligations and recorded an adjustment to the carrying value of the leases in the amount of $405,000.  The aggregate fair value of the remaining lease obligations on the Condensed Consolidated Balance Sheets at March 31, 2010 is approximately $4,319,000, of which $1,038,000 is classified as part of current liabilities of discontinued operations and $3,281,000 is classified as non-current.

8.	INCOME TAXES

Income tax provisions of $129,000 and $54,000 represented an estimated annual effective tax rate of approximately 5% for the three and nine months ended March 31, 2010 offset by a tax benefit of $248,000 recognized in the second quarter of fiscal 2010 related to the federal suspension of the 90% AMT limitation for the carryback of NOLs.  In the three and nine months ended March 31, 2009, the tax provisions of $109,000 and $1,319,000, respectively, related to the establishment of valuation allowances against certain deferred tax assets due to the uncertainty of realization and in accordance with GAAP, was classified as part of the loss from continuing operations

We had established valuation allowances in the aggregate amount of approximately $13 million against deferred tax assets due to the length of time and extent of taxable income required to fully realize those deferred tax assets.  As a result, no federal tax was due or recognized as an expense during the three and nine months ended March 31, 2010.  However, we recognized a provision for taxes due to the State of California as a result of that state suspending the right to apply state NOLs carryforwards and limiting to 50% the use of state tax credits carryforwards to offset California taxable income in fiscal 2010. During the three and nine months ended March 31, 2010 and 2009, no income tax benefit was recorded in connection with the losses from discontinued operations in those periods.

9.           NET INCOME (LOSS) PER SHARE

The number of shares used in the computation of income or loss per share for the three month period ended March 31, 2010 gives effect to the buyback of 1,749,828 shares in the July 10, 2009 “Dutch Auction” tender offer.

The aggregate number of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 292,000 and 1,000,600 for the three months ended March 31, 2010 and 2009, respectively, and 391,000 and 1,117,000 for the nine months ended March 31, 2010 and 2009, respectively.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2010 and 2009. Net identifiable assets are provided by business segment as of March 31, 2010 and June 30, 2009. All of our sales and identifiable assets are located in the United States.

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2010	2009	2010	2009
	(In Thousands)
Coins	$7,279	$5,686	$18,686	$15,051
Trading cards and autographs	2,392	1,863	7,262	6,059
Other	1,119	1,766	3,023	5,050
Total revenue	$10,790	$9,315	$28,971	$26,160

Amortization and depreciation:
Coins	$39	$77	$189	$229
Trading cards and autographs	51	46	153	140
Other	98	179	297	415
Total	188	302	639	784
Unallocated amortization and depreciation	30	79	158	250
Consolidated amortization and depreciation	$218	$381	$797	$1,034

Stock-based compensation:
Coins	$-	$57	$-	$153
Trading cards and autographs	-	-	-	-
Other	-	21	-	84
Total	-	78	-	237
Unallocated stock-based compensation	238	25	733	391
Consolidated stock-based compensation	$238	$103	$733	$628

Operating income:
Coins	$2,951	$2,018	$7,458	$4,628
Trading cards and autographs	231	170	831	931
Other	239	188	464	160
Total	3,421	2,376	8,753	5,719
Unallocated operating expenses	(886)	(1,432)	(2,957)	(4,861)
	$2,535	$944	$5,796	$858

	March 31,	June 30,
Identifiable Assets:	2010	2009
	(In Thousands)
Coins	$3,635	$2,683
Trading cards and autographs	712	1,003
Other	4,569	7,051
Total	8,916	10,737
Unallocated assets	21,212	25,536
Consolidated assets	$30,128	$36,273
Goodwill:
Coins	$515	$515
Other	2,311	2,111
Consolidated goodwill	$2,826	$2,626

11.	RELATED PARTY TRANSACTION

During the first quarter of fiscal 2010, the Company amended the 2006 five-year Consulting Agreement with the current president of Expos, such that (i) the term was extended for an additional five years to July 1, 2016, and (ii) we entered into a revised compensation agreement consisting of a 35% payout based on the annual operating income of Expos, or $120,000 per year, whichever is greater.

12.	SUBSEQUENT EVENTS

On April 20, 2010, Collectors Universe, Inc. announced that its Board of Directors has approved an increase in its quarterly cash dividend to $0.30 per share of common stock per quarter, for an expected total annual cash dividend of $1.20 per common share.  The first quarterly dividend of $0.30 per share under this policy will be paid on May 28, 2010 to stockholders of record on May 14, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such sales are neither the focus nor an integral part of our on-going revenue generating activities.

Recent Developments

Continuing Operations.  Our continuing operations consist of the grading and authentication of coins, trading cards, autographs and stamps, the operation of our CCE dealer-to-dealer bid-ask market for certified coins and collectibles and trade shows and conventions that we conduct. The discussions that follow focus almost entirely on the continuing businesses.

Discontinued Operations.  The remaining assets and liabilities of the jewelry, Gemprint and currency authentication and grading businesses have been classified as discontinued operations at June 30, 2009 and March 31, 2010, and the operations of these businesses have been reclassified as discontinued operations for all periods presented in this Report.  In addition, we continue to classify as discontinued operations the remaining activities, of our collectibles auctions and sales businesses which we disposed of in fiscal 2004.

During the third quarter and nine months ended March 31, 2010, we recorded losses of $68,000 and $629,000 from discontinued operations, as compared to losses from discontinued operations of $5,679,000 and $16,818,000 for the same periods in fiscal 2009, respectively.  Since we were able to substantially complete the sale and disposal of the assets of the discontinued businesses during fiscal 2009, we expect losses from the disposal of the remaining assets of those businesses to continue to decline substantially in fiscal 2010, as compared to fiscal 2009. We will, however, continue to review and, if necessary, make adjustments to the accrual established for the real estate leases in New York City, associated with our former jewelry operations.  See accrual for Facility Lease Expenses under Critical Accounting Policies and Estimates on page 20 of this Report.

Overview of Results of Operations for the Three and Nine months Ended March 31, 2010 and 2009

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.0%	44.1%	40.0%	46.9%
Gross profit	61.0%	55.9%	60.0%	53.1%
Operating expenses:
Selling and marketing expenses	13.4%	11.1%	13.1%	12.5%
General and administrative expenses	24.1%	34.7%	26.9%	37.3%
Total operating expenses	37.5%	45.8%	40.0%	49.8%
Operating income	23.5%	10.1%	20.0%	3.3%
Interest and other income, net	0.3%	0.6%	0.3%	1.0%
Income before provision for income taxes	23.8%	10.7%	20.3%	4.3%
Provision for income taxes	1.2%	1.1%	0.2%	5.0%
Income (loss) from continuing operations	22.6%	9.6%	20.1%	(0.7)%
Loss from discontinued operations, net of gain on sales of discontinued businesses, net of income taxes	(0.6)%	(61.0)%	(2.2)%	(64.3)%
Net income (loss)	22.0%	(51.4)%	17.9%	(65.0)%

Our gross profit, operating income and income from continuing operations during this year’s three and nine months ended March 31, 2010, increased both in absolute dollars and as a percentage of net revenues as compared to the same quarters of fiscal 2009.  Those increases were primarily attributable to an increase in our coin revenues on which we earn a higher gross profit margin than in our other grading and authentication businesses, and reductions in costs of revenues and general and administrative expenses that we achieved as a result of a cost reduction program which we initiated in fiscal 2009 and have continued into the current fiscal year.  The factors that contributed to the improvement in our operating results in this year’s third quarter and nine months are discussed in greater detail below.

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

Our authentication and grading fees accounted for 82.3% of our total net revenues for the nine months ended March 31, 2010.  The amount of such revenues and our gross profit margins are primarily affected by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.  In addition, the level of our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile due to specific customers or marketing programs in a given period.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin also is affected by the overall volume of collectibles that we authenticate and grade in any period.  Other factors that affect both our revenues and gross profit margins include (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand, because we are able to charge higher authentication and grading fees on coins than on other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and, as a result, dealers generally are more motivated to sell vintage than modern coins and trading cards.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% of our total net revenues in the nine months ended March 31, 2010.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

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

Despite the continued uncertainties about the ultimate severity and duration of the current economic downturn, the number of coins graded and authenticated during the three and nine months ended March 31, 2010, increased by 18.7% and 21.0%, respectively, as compared to the number authenticated and graded in the corresponding periods of fiscal 2009.  We believe those increases, which, primarily relate to an increase in the number of modern coins authenticated and graded, reflect the continued high price of gold and inflationary concerns among collectors and investors, as well as customer specific marketing initiatives.  As a result, we recorded increases in coin grading and related revenues of approximately 28.0% and 24.0% for the three and nine months ended March 31, 2010, when compared to the same periods in fiscal 2009.  During the six months ended December 31, 2009, the number of trading cards and autographs that we authenticated and graded declined by 7.1% and, as a result, revenues generated by that division, which is our second largest business, declined by 8.7%, as compared to the same periods of fiscal year 2009.  However, in the three months ended March 31, 2010, the number of trading cards and autographs that we authenticated and graded increased by 1.0% and revenues increased by 2.0%, compared to the three months ended March 31, 2009, reflecting a lower comparable level of revenuesfor the third quarter of fiscal 2009, as the effects of the economic downturn began to be apparent in that quarter.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were graded or authenticated by us in the three and nine months ended March 31, 2010 and 2009 and their estimated values, which are the amounts at which those coins, trading cards and stamps were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication.

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2010		2009		2010		2009
Coins	480,300	59.8%	404,600	55.8%	$458,096	94.3%	$286,943	91.9%
Trading cards and utographs(1)	317,500	39.6%	313,600	43.3%	24,764	5.1%	19,716	6.4%
Stamps	4,800	0.6%	6,200	0.9%	3,027	0.6%	5,427	1.7%
Total	802,600	100.0%	724,400	100.0%	$485,887	100.0%	$312,086	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2010		2009		2010		2009
Coins	1,239,200	56.2%	1,024,200	50.2%	$1,027,720	92.8%	$839,717	90.3%
Trading cards and utographs(1)	952,300	43.1%	996,800	48.8%	69,602	6.3%	72,364	7.8%
Stamps	14,900	0.7%	20,100	1.0%	10,367	0.9%	17,627	1.9%
Total	2,206,400	100.0%	2,041,100	100.0%	$1,107,689	100.0%	$929,708	100.0%

(1)	Consists of trading cards graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

                Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flow and current cash and cash equivalent balances, will be sufficient to fund our continuing operations at least through the end of fiscal 2010.

Other factors that can affect our overall cash flows and financial position include the use of available cash to fund the payment of cash dividends or the repurchase of outstanding shares. For example, in July 2009, we used a total of approximately $8.9 million of available cash to purchase a total of 1,749,828 shares of our common stock, at a price of $5.00 per share, in a “Dutch Auction” tender offer that we made to our stockholders, and in the second and third quarters, we paid dividends to stockholders totaling $3,712,000.  See Liquidity and Capital Resources – Dutch Auction Tender Offer and Dividends below and note 12 Subsequent Events to the accompanying Condensed Consolidated Financial Statements, which discusses a recent increase in our quarterly cash dividend to $0.30 per share per quarter from $0.25 per share per quarter.

Trends and Challenges in our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us, during fiscal 2009 we implemented a cost reduction program in order to reduce our costs of revenue and our operating expenses and, thereby, to bring those costs and expenses more in line with our revenues and to increase our gross profits and operating income.  During the three and nine months ended March 31, 2010, that program enabled us to realize increased gross profit margins, operating income, income from continuing operations and cash flows from operations.

Critical Accounting Policies and Estimates

During the three and nine months ended March 31, 2010, except as discussed below, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

Accrual for Facility Lease Expenses. We continue to have obligations to pay rent and other charges under two multi-year leases for office facilities in New York City that had been occupied by our jewelry authentication and grading businesses prior to our discontinuance of and exit from those businesses in fiscal 2009.  As a result, at the time we discontinued the jewelry businesses, we established accruals (including operating costs and other estimated costs associated with subletting the spaces) totaling approximately $3,700,000 for the net rents and other charges that we estimated we will have to pay through the remaining term of the leases.  Due primarily to an increase in available office space and further decreases in office rents in New York City, at June 30, 2009 we increased that accrual by $815,000, and again at December 31, 2009 by an additional $405,000, such that the lease obligations were carried on our balance sheets at $4,454,000 at June 30, 2009 and $4,319,000 at March 31, 2010.  The gross remaining obligations under the leases at March 31, 2010 are approximately $7,300,000 as set out under Liquidity and Capital Resources: Outstanding Financial Obligations: Discontinued Operations on page 28.  We continue to monitor the adequacy of this accrual on an on-going basis to reflect changes in market conditions and estimates of sublease income.

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

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  No compensation expense was recognized in the three months ended September 30, 2009 for the performance-based shares, as it was determined that it was not probable that the financial performance would be achieved at September 30, 2009. During the second quarter ended December 31, 2009, we determined that it had become probable that the Company would achieve the fiscal 2010 financial performance goal, and, as a result, we recorded in the three and nine months ended March 31, 2010, approximately $335,000 as stock-based compensation expense for the period July 31, 2009 to March 31, 2010.  In the event that the financial performance goal for fiscal 2010 is achieved, approximately $461,000 of expense (which is inclusive of the $335,000 recognized through March 31, 2010) would be allocated to fiscal year 2010 as stock-based compensation expense, and the balance of approximately $310,000 would be allocated to fiscal years 2011 and 2012.  In the event that expense is recognized for the performance-based vesting, and, if for any reason the award does not vest due to the financial performance goal not being met, any previously recognized expense would be reversed.

Deferred Tax Assets and Valuation Allowances. Through June 30, 2009, the Company has established a valuation allowance of $12,962,000 against all deferred tax assets due to the uncertainty of realization.  As of March 31, 2010, management has analyzed all positive and negative evidence and concluded that a full valuation allowance is necessary, except to the extent that the Company earned taxable income in the three and nine months ended March 31, 2010.  We have realized certain deferred tax assets such that the valuation allowance at March 31, 2010 was reduced to approximately $11,000,000.  Assuming that we continue to generate taxable income in fiscal 2010 and we conclude that it is more likely than not that we will realize such deferred tax assets, it may no longer be necessary for us to maintain a valuation allowance against substantially all of our deferred tax assets.  In that event, we may be able to record a tax benefit for fiscal 2010 that would have the effect of increasing our net income for the current fiscal year and decreasing the amount of the remaining valuation allowance.

Results of Continuing Operations – For the Three and Nine months Ended March 31, 2010 and 2009

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy which are not considered to be the focus of an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues generated for the three and nine months ended March 31, 2010 and 2009 between grading and authentication services revenues, and other related services revenues:

	Three Months Ended March 31,
	2010		2009		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	$8,853	82.0%	7,284	78.2%	1,569	21.5%
Other related services	1,937	18.0%	2,031	21.8%	(94)	(4.6)%
Total net revenues	$10,790	100.0%	$9,315	100.0%	$1,475	15.8%

	Nine Months Ended March 31,
	2010		2009		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	23,848	82.3%	21,015	80.3%	2,833	13.5%
Other related services	5,123	17.7%	5,145	19.7%	(22)	(0.4)%
Total net revenues	$28,971	100.0%	$26,160	100.0%	$2,811	10.7%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009		2010 vs. 2009
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Coins	7,279	67.5%	5,686	61.0%	1,593	28.0%	75,700	18.7%
Trading cards	2,392	22.1%	2,343	25.2%	49	2.1%	3,900	1.2%
Other (1)	1,119	10.4%	1,286	13.8%	(167)	(13.0)%	(1,400)	(22.6)%
Net Revenues	$10,790	100.0%	$9,315	100.0%	$1,475	15.8%	78,200	10.8%

	Nine Months Ended March 31,
	2010		2009		2010 vs. 2009
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Coins	18,686	64.5%	15,051	57.5%	3,635	24.2%	215,000	21.0%
Trading cards	7,262	25.1%	7,675	29.4%	(413)	(5.4)%	(44,500)	(4.5)%
Other (1)	3,023	10.4%	3,434	13.1%	(411)	(12.0)%	(5,200)	(25.9)%
Net Revenues	$28,971	100.0%	$26,160	100.0%	$2,811	10.7%	165,300	8.1%

(1)	Consists of stamps, CCE subscription business, CFC dealer financing business, product revenues and our collectibles convention business.

For the three months ended March 31, 2010, our net revenues increased by $1,475,000, or 15.8%, compared to the corresponding three month period ended March 31, 2009.  That increase in net revenues was attributable to an increase of $1,569,000, or 21%, in grading and authentication fees.  For the nine months ended March 31, 2010, net revenues increased by $2,811,000, or 10.7%, from $26,160,000 in fiscal 2009 to $28,971,000 in fiscal 2010, also attributable to a 13.5% increase in grading and authentication fees.  The increases in grading and authentication fees for the three and nine months ended March 31, 2010, respectively, are attributed, primarily, to increases in the number of coins graded of 18.7% and 21.0% in the three and nine months ended March 31, 2010, respectively, over the same respective periods of the prior year, partially offset by reductions in the number of trading cards and autographs graded and authenticated of 4.5% in the nine months ended March 31, 2010, over the same period in the prior year.

The increases of $1,593,000 and $3,635,000 in coin revenues for the three and nine months ended March 31, 2010, respectively, were due primarily to modern coin grading revenue increases of approximately $1,035,000 or 53% and $2,774,000 or 67%, respectively, over the corresponding periods in fiscal 2009.  Also contributing to the revenue increases in the three and nine months ended March 31, 2010, was revenues from grading and authentication of coins at collectible trade shows which increased by approximately $526,000 or 59% and $776,000 or 30%, respectively, over the prior fiscal year, due primarily to an increase in the number of shows attended in those periods.  Revenues from the grading and authentication of vintage coins were substantially unchanged in three and nine months ended March 31, 2010, compared to the corresponding periods of the prior year.

We believe the economic recession and credit crisis primarily led to a decrease in the volume of trading cards, autographs and stamps submitted for grading and authentication in the first half of the year.  As shown in the above table, grading and authentication revenues and other related services for trading cards and autographs increased modestly by $49,000 or 2% in the three months ended March 31, 2010, compared to the three months ended March 31, 2009; whereas, for the nine months ended March 31, 2010, revenues from trading cards and autographs decreased by $413,000 or 5.4%, when compared to the same periods in fiscal 2009. The volume of stamps submitted for grading continued to decline by 23% and 26% for the three and nine months ended March 31, 2010, respectively, as compared with the same periods ended March 31, 2009.

Although the growth in the level of modern coin submissions provided substantially all of the additional revenues in the nine months ended March 31, 2010, the level of modern coin revenues can be volatile due to specific customer activity or marketing programs in a given period.  We are continuing to see growth in modern coin revenues so far during this year’s fourth quarter; however, it is uncertain at this time if the increase in modern coin submissions is sustainable for the longer term.  In addition, due to the strong performance of our coin grading and authentication business relative to our other businesses in the first nine months of 2010, our coin business represented approximately 65% of total revenues, compared to 58% of total revenues in the same nine months ended March 31, 2009; thereby, increasing the importance of our coin grading and authentication business to our overall financial performance.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security, depreciation, amortization and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold and any inventory related reserves, considered necessary.  In addition, costs of revenues include stock-based compensation attributable to equity awards made to employees whose compensation is classified as part of the costs of authentication and grading revenues.

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	(Dollars in Thousands)
	Amount	Gross Profit Margin	Amount	Gross Profit Margin	Amount	Gross Profit Margin	Amount	Gross Profit Margin
Gross profit	$6,586	61.0%	$5,204	55.9%	$17,395	60.0%	$13,896	53.1%

As indicated in the above table, our gross profit margin increased from 55.9% and 53.1% for the three and nine months ended March 31, 2009, respectively, to 61.0% and 60.0% for the three and nine months ended March 31, 2010, respectively. This increase primarily reflects (i) increases of 28.0% and 24.0%, respectively, in the three and nine months ended March 31, 2010 in coin-related revenues on which we earn a higher gross profit margin (ii) a lower percentage of direct costs, as a result of our cost reduction programs and operational efficiencies, and (iii) a reduction in stock-based compensation expense in fiscal 2010 as a result of awards granted in periods prior to fiscal 2009 that became fully vested in fiscal 2009.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Selling and marketing expenses	$1,449,000	$1,033,000	$3,785,000	$3,275,000
Percent of net revenue	13.4%	11.1%	13.1%	12.5%

The increases of $416,000 and $510,000 in selling and marketing expenses in the three and nine months ended March 31, 2010, respectively, compared to the three and nine months ended March 31, 2009, were primarily attributable to increased incentive compensation costs related to the increased coin revenues and higher costs incurred in connection with on-site grading at trade shows due primarily to an increase in the number of trade shows at which we participated in the three and nine months ended March 31, 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
General and administrative expenses	$2,602,000	$3,227,000	$7,814,000	$9,763,000
Percent of net revenues	24.1%	34.7%	26.9%	37.3%

G&A expenses decreased by $625,000 and $1,949,000, respectively,  in the three and nine months ended March 31, 2010, compared to the same periods of fiscal 2009.  Those decreases were primarily attributable to staff reductions, cost-savings measures, most of which were initially effectuated in the latter half of fiscal 2009, a reduction of outside professional fees, lower amortization of intangible assets, and the absence, in the three and nine months ended March 31, 2010, of severance costs of approximately $400,000 recognized for the Company’s former chief executive officer in the third quarter of fiscal 2009.  In addition, the reductions in G&A expenses were partially offset by increased non-cash stock-based compensation costs of $213,000 and $335,000 in the three and nine months ended March 31, 2010, compared to the same periods of the prior year.

Stock-Based Compensation

As discussed in note 1 to the Company’s Condensed Consolidated Financial Statements, the Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2010	2009	2010	2009
Cost of revenues	$-	$78,000	$-	$230,000
General and administrative expenses	238,000	25,000	733,000	398,000
	$238,000	$103,000	$733,000	$628,000

The increases in stock-based compensation expense of $135,000 and $105,000 in the three and nine months ended March 31, 2010 were due to the recognition of stock-based expense of $125,000 and $335,000 recognized in the three and nine months ended March 31, 2010 for performance-based stock awards, partially offset by reduced stock-based compensation for stock options and awards that became fully vested in 2009.  In the event that the performance goals are not achieved, for any reason, this expense and any additional expense recorded in future quarters of fiscal 2010 would be reversed.  If, and only if the performance goals are met for fiscal year 2010, approximately $461,000 would be recorded as stock-based compensation expense related to the performance condition for vesting for fiscal 2010, and approximately $310,000 would be recognized in fiscal years 2011 and 2012 for an aggregate amount of $771,000 over the requisite service period of approximately 3 years.  See Critical Accounting Policies and Estimates: Stock-Based Compensation above in Item 2.

The following table sets forth unrecognized compensation cost totaling $695,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012 and assumes that $771,000 of performance-based stock compensation expense is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount
2010 (remaining 3 months)	$236,000
2011	360,000
2012	99,000
$695,000

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest income, and other income, net	$35,000	$56,000	$87,000	$269,000

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income, net was $26,000 and $51,000 in the three and nine months ended March 31, 2010, compared with $54,000 and $255,000 in the three and nine months ended March 31, 2009.  The decrease in interest income was primarily attributable to (i) a shift, during fiscal 2009, of our cash and cash equivalent balances into money-market investments; (ii) a decrease in our average cash balances in the three and nine months ended March 31, 2010, compared to the three and nine months ended March 31, 2009, due to our use of a portion of our available cash to fund the buyback of common stock under our “Dutch Auction” tender offer and the payment of dividends to stockholders in fiscal 2010 and cash used in the operating activities of our discontinued operations; and (iii) lower prevailing interest rates as a result of actions taken by the Federal Reserve Board.

Income Tax Expense

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Provision for income taxes	$129,000	$109,000	$54,000	$1,319,000

Income tax provisions of $129,000 and $54,000 represented an estimated annual effective tax rate of approximately 5% for the three and nine months ended March 31, 2010 offset by a tax benefit of $248,000 recognized in the second quarter of fiscal 2010 related to the federal suspension of the 90% AMT limitation for the carryback of NOLs.  In the three and nine months ended March 31, 2009, the tax provisions of $109,000 and $1,319,000, respectively, related to the establishment of valuation allowances against certain deferred tax assets due to the uncertainty of realization and in accordance with GAAP, was classified as part of the loss from continuing operations.

We had established valuation allowances in the aggregate amount of approximately $13 million against deferred tax assets due to the length of time and extent of taxable income required to fully realize those deferred tax assets.  As a result, no federal tax was due or recognized as an expense during the three and nine months ended March 31, 2010.  However, we recognized a provision for taxes due to the State of California as a result of that state suspending the right to apply state NOLs carryforwards and limiting to 50% the use of state tax credits carryforwards to offset California taxable income in fiscal 2010. During the three and nine months ended March 31, 2010 and 2009, no income tax benefit was recorded in connection with the losses from discontinued operations in those periods.

Discontinued Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Losses from discontinued operations, including losses on disposal of discontinued businesses (net of income taxes).	$68,000	$5,679,000	$629,000	$16,818,000

The losses from discontinued operations, net of income taxes, of $68,000 and $629,000 for the three and nine months ended March 31, 2010 were related to $405,000 associated with additional accruals recorded in the second quarter of fiscal 2010 for the leased facilities in New York City, which we carry at the fair value of the remaining lease obligations.  In addition, losses from discontinued operations include accretion expense of $57,000 and $175,000 and reserves established for assets to be disposed of.  As noted above, no income tax benefit was recorded in connection with the losses from discontinued operations in either of the three and nine months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At March 31, 2010, we had cash and cash equivalents of approximately $19,772,000, as compared to cash and cash equivalents of $23,870,000 at June 30, 2009.  This reduction in cash and cash equivalents in the nine months ended March 31, 2010, was primarily attributable to our use, in July 2009, of approximately $8,911,000 to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer and the payment of cash dividends to stockholders of $3,712,000, partially offset by the receipt in October 2009 of approximately $2.3 million in full payment of a note receivable from a customer that had been outstanding at June 30, 2009 and cash generated from operations of $7.4 million.

Cash Flows.

Cash Flows from Continuing Operations.  During the nine months ended March 31, 2010 and 2009, our operating activities from continuing operations generated cash of $7,397,000 and $3,236,000, respectively, primarily reflecting the improved operating results in the nine months ended March 31, 2010, as compared to the same period of fiscal 2009.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $959,000 and $5,961,000 in the nine months ended March 31, 2010 and 2009.  During the nine months ended March 31, 2010, approximately $780,000 was used to meet lease and lease-related obligations for the two facilities in New York City that had formerly been occupied by our discontinued jewelry businesses; approximately $85,000 was used for severance payments made to former employees of the jewelry businesses; $60,000 was used to settle a legal claim arising from our discontinued auction businesses and other disbursements were $34,000.  During the nine months ended March 31, 2009, $5,961,000 was used to fund the operating activities of our discontinued jewelry grading businesses.

We expect that cash used by our discontinued operations will continue to decline in future periods, primarily because substantially all of the costs of discontinuing and exiting the jewelry businesses were recognized in fiscal 2009, with the exception of our continuing rental obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses.  See “Outstanding Financial Obligations -- Discontinued Operations” below.

Cash from or used in Investing Activities.  Investing activities generated net cash of $2,087,000 during the nine months ended March 31, 2010, comprised primarily of $2,355,000 of cash receipts in connection with the repayment of a CFC customer note receivable, $192,000 in cash receipts related to the sale of discontinued businesses, partially offset by $460,000 related to the purchase of fixed assets and the purchase price adjustment relating to Expos (see note 1 to Condensed Consolidated Financial Statements).  During the corresponding nine-month period of fiscal 2009, we generated cash from investing activities of $2,564,000, primarily due to net collections of $2,436,000 from CFC customer notes receivables, $429,000 in proceeds from the sale of discontinued businesses, cash outlays of $249,000 for capitalized software costs and $52,000 used to acquire fixed assets.

Cash used in Financing Activities.  In the nine months ended March 31, 2010, financing activities used net cash of $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer and $3,712,000 used in the payment of a quarterly cash dividend in the second and third quarters of fiscal 2010.  During the nine months ended March 31, 2009, cash used in financing activities of $2,413,000 was related to the cash dividend of $2,091,000 (see below under Dividends), an outflow of $484,000 in connection with the repurchase of our common stock from the Company’s former CEO, partially offset by proceeds of $161,000 from the sale of the Company’s common stock to two directors.

Outstanding Financial Obligations

Continuing Operations.  The following table set forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income
2010(remaining three months)	$332,000	$10,500
2011	1,233,000	42,000
2012	1,206,000	43,000
2013	1,136,000	45,000
2014	1,013,000	46,000
Thereafter	5,141,000	238,000
	$10,061,000	$424,500

Discontinued Operations.  The following table sets forth our expected remaining base rent obligations under operating leases for two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those leases are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Amount
2010 (remaining 3 months)	$385,000
2011	907,000
2012	941,000
2013	981,000
2014	1,022,000
Thereafter	3,064,000
$7,300,000
Less: Accrual at March 31, 2010	(3,593,000)
$3,707,000

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

Dividends.  On September 26, 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan and the growth of its business.  During fiscal 2009, prior to suspension of cash dividends, we had paid cash dividends totaling $2,091,000 to our stockholders.

On October 26, 2009, the Company announced that the Board of Directors approved a resumption of regular cash dividends to our stockholders in an amount of $0.25 per share per quarter and quarterly dividends were paid under this policy in the second and third quarters of fiscal 2010 in an amount totaling $3,712,000.

In April 2010, our Board of Directors approved an increase in the quarterly cash dividend to $0.30 per share of common stock per quarter, for an expected total annual cash dividend of $1.20 per common share.  The first dividend in the amount of $0.30 per share under this policy will be paid on May 28, 2010 to stockholders of record on May 14, 2010.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At March 31, 2010, we continue to have $3.7 million available under this program.  No open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) to fund the payment of cash dividends; and (iv) to pay the obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses, and (v) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 10, 2010	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 10, 2010	By:	/s/ JOSEPH J. WALLACE
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