Form 10-K
period 2010-06-30
COLLECTORS UNIVERSE INC
filed 2010-09-08
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____

Commission file number 1-34240

COLLECTORS UNIVERSE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)
1921 E. Alton Avenue, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
(949) 567-1234
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on which registered

Common Stock, par value $.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:                                                                                                     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   NO ☒

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO  ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  YES  ☐   NO  ☒

As of December 31, 2009, the aggregate market value of the Common Stock held by non-affiliates was approximately $42,153,000 based on the per share closing price of $8.92 of registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 31, 2010, a total of 7,773,138 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2010, for its Annual Meeting of Stockholders scheduled.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

  (i)

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Forward-looking statements are estimates or predictions about the future.  Those estimates or predictions are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Annual Report.  Those risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, readers of this Annual Report are urged to read the cautionary statements contained in those items of this Annual Report.  Due to these uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or applicable Nasdaq rules.

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

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets, “PSA/DNA” for autographs and memorabilia and “PSE” for stamps.  Additionally, we warrant our certification of authenticity and the grade that we assign to the coins, trading cards and stamps bearing our brands.  We do not warrant our authenticity determinations for autographs or memorabilia.  For ease of reference in this Report, we will sometimes refer to coins, trading cards and other collectibles that we have authenticated or graded as having been “certified.”

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services, which consist of revenues from:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins; and (v) collectibles trade show conventions that we conduct.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus, and we do not consider them to be an integral part of our business.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2010, we authenticated and graded more than 18 million coins.  In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2010, authenticated and graded over 13 million trading cards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.  We started our PSE stamp authentication and grading service in 2000.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2008 to 2010:

	Units Processed
	2010		2009		2008
Coins	1,708,200	57%	1,456,100	52%	1,474,900	48%
Trading cards	1,090,600	36%	1,171,600	41%	1,329,500	43%
Autographs	196,500	6%	168,100	6%	199,600	7%
Stamps	19,000	1%	25,700	1%	53,000	2%
Total	3,014,300	100%	2,821,500	100%	3,057,000	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for authentication or grading:

	Declared Values (000’s)
	2010		2009		2008
Coins	$1,390,000	93%	$1,119,000	91%	$1,327,000	90%
Trading cards	73,000	5%	79,000	6%	90,000	6%
Autographs	18,000	1%	15,000	1%	26,000	2%
Stamps	13,000	1%	22,000	2%	25,000	2%
Total	$1,494,000	100%	$1,235,000	100%	$1,468,000	100%

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $2 to over $600 per item authenticated and graded, based primarily on the type of collectible authenticated or graded and the turnaround times selected by our customers, which range from one to approximately 60 days, as we charge higher fees for higher service levels, and our fees are not based on the value of the collectible.  In fiscal 2010, our authentication and grading fees, per item processed, for all our businesses averaged $10.82.  In the case of coins, such fees ranged from $5 to $200 per coin, and averaged $13.77 per coin and, in the case of trading cards, ranged from $4 to $50 per card, and averaged $5.60 per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase high-value or high-priced collectibles or other high-value assets, are their authenticity, quality and rarity.  The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide, damage or to restore the item.  The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation.  The rarity of a collectible relates to its uniqueness and depends primarily on the number of identical collectibles of equivalent or better quality that become available for purchase from time to time.  With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible.  Quality and rarity directly affect value and price, usually on an exponential basis, with higher quality and rare collectibles generally attracting dramatically higher prices than those of lower quality and lesser rarity.  Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price.  For example, a 1952 Mickey Mantle baseball card that received a PSA grade from us of 9, on our PSA grading scale of 1-to-10, was sold at public auction in 2006 for $282,588.  By comparison, a similar 1952 Mickey Mantle baseball card that received a PSA grade of 8 was sold at public auction, also in 2006, for $72,057.

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

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased by them at collectibles shows, auction houses and local dealer shops.  These markets were highly inefficient because:

▪	they were fragmented and localized, which limited both the variety of available collectibles and the number of potential buyers;

▪	transaction costs were often relatively high due to the number of intermediaries involved;

▪	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles being sold; and

▪	buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers or other sellers for opinions or representations as to authenticity, quality and rarity.

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

Trading Cards Market.  Misrepresentations of authenticity, quality and rarity also operated as a barrier to the liquidity and growth of the collectibles market for trading cards.  Even experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher-priced trading cards.  Most collectors lacked the knowledge needed to purchase collectible trading cards with confidence, even when they had physically examined them.  Trading card dealers eventually developed a rudimentary adjectival system to provide measures of quality, using descriptive terms such as “Poor,” “Very Good,” “Mint” and “Gem Mint.”  These measures of quality were assigned on the basis of such characteristics as the centering of the image on the card and the presence or absence of bent or damaged corners, scratches and color imperfections.  However, as was the case with coins, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality.  Additionally, since the dealers who bought and sold trading cards were the ones that assigned these grades, collectors remained vulnerable to misrepresentations as to the authenticity, quality and rarity of trading cards being sold or purchased by dealers.

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

Stamp Market.  Stamp dealers developed an adjectival system, similar to the one developed for trading cards, by which they valued and priced stamps based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults in the stamp.  As a result, experienced and knowledgeable dealers insisted on physically examining purportedly rare and higher-priced stamps before purchasing them.  Additionally, most collectors lacked the knowledge and experience needed to purchase higher-priced stamps with confidence.  Consequently, as was the case with coins and trading cards, collectors were forced to depend on representations of authenticity, quality and rarity from the very dealers from whom they purchased or to whom they sold stamps.  However, prior to our entry into the market, independent third-party stamp grading was non-existent.

These conditions created a need and the demand for independent authentication and grading services from which sellers, purchasers and collectors could obtain:

▪
determinations, from independent, third-party experts, of the authenticity of the high-value collectibles that are sold and purchased by dealers and collectors, particularly “sight-unseen” or over the Internet;

▪	representations of quality based on uniform standards consistently applied by independent, third-party experts; and

▪	authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

—	its rarity;
—	its quality or grade; and
—	its historical and recent selling prices.

The Impact of eBay and other e-Commerce Websites on the Collectible Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as eBay and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminates or reduces the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet.  Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  As of June 30, 2010, we employed 17 experts who have an average of 33 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

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

We have graded high-value U.S. coins, including an 1804 Draped Bust Silver Dollar that was purchased for approximately $4.1 million, and the 1794 Flowing Hair Silver Dollar, which recently set a new record for the highest sale price paid for an individual rare coin at $7.8 million.

More recently, our coin authentication and grading services have facilitated the development of a growing Internet or “virtual” marketplace for collectible coins.  A prospective buyer, who might otherwise be reluctant to purchase a high-priced coin listed sight-unseen on the Internet, is able to rely on a PCGS certification, as well as authoritative information about the coin that is accessible on our website, in deciding whether or not to bid and in determining the amount to offer for the coin.  As a result, to enhance the marketability of higher-priced coins, many sellers submit their coins to PCGS for authentication and grading.  That enables the sellers to include, in their Internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS, as well as their PCGS-assigned grades.

In addition, we began to provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides and reports that track the trading prices and the rarity of PCGS-graded coins.

PSA Trading Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards.  Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2010, we employed 15 experts who have an average of 25 years of experience in the collectible trading card market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis.  As of June 30, 2010, we employed 3 autograph experts with an average of 25 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

In June 2004, we also began offering grading services for autographs, beginning with baseballs containing a single signature or autograph.  We use uniform grading standards that we have developed and a numeric scale of 1-to-10, with the highest number representing top quality or “Gem Mint” condition.  We assign grades to the collectibles based on the physical condition or state of preservation of the autograph.  Autograph grading is in its infancy, and we cannot predict whether it will gain market acceptance.

Memorabilia that have been authenticated by our vintage autograph service include Mark McGwire’s 70th home run baseball, which was sold at auction in 1999 for more than $3 million, and the baseball bat, autographed by Babe Ruth, which he used to hit the first home run ever hit in Yankee Stadium in 1923.  That bat was sold by Sotheby’s for more than $1.2 million.

PSE Stamp Authentication and Grading Services.  In January 2000, we launched Professional Stamp Experts (PSE) as our independent, third-party stamp authentication and grading service.  We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps.  We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp.  There have been viable third-party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults.  However, prior to our entry into the stamp market, independent third-party stamp grading was non-existent.  As a result, we encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from trading card dealers when we launched PSA.  In October 2005 the Philatelic Foundation, based in New York, began using the numerical grades assigned by PSE to stamps.  In the spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also began identifying the PSE numerical grades assigned to stamps that are included in its bi-annual valuing supplement to its catalogs.  These two events have established PSE’s numerical grading scale, and we believe has facilitated the growth of third-party stamp authentication and grading.  As of June 30, 2010, we employed 3 stamp graders, and use another expert on a part-time basis.  Those graders have an average of 27 years of experience in the collectible stamp market.

Stamps that have been authenticated and graded by us include an 1868 1¢ “Z” Grill U.S. postage stamp, which received a PSE grade of (XF) 90, indicating its quality was “Extremely Fine,” and which was last sold at auction in 1989 for more than $900,000.  The owner submitted the stamp to us shortly after we initiated our stamp authentication and grading service in 2000.

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s.  The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com.  The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on Collectors Corner.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  Currently, there are over 100,000 collectibles, consisting primarily of coins, trading cards and stamps that we have certified, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $100 million.  The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of coins, trading cards and stamps increase the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins, trading cards and stamps certified by PCGS, PSA and PSE, respectively, bought and sold between dealers and consumers.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting.  Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 6,500 PSA Collectors Club members and the Stamp Market Quarterly for distribution to approximately 1,200 stamp dealers and collectors.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services.  On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs, PSE in stamps and CCE and Collectors Corner in coins.

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

Although we have authenticated and graded over 18 million coins since the inception of PCGS, and over 13 million trading cards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and less than 15% vintage trading cards have been authenticated and graded by independent providers of authentication and grading services.  Additionally, we estimate that we have authenticated and graded less than 5% of the potential market of autographs and stamps in the United States.  Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our services, we have:

▪
enhanced our marketing programs to promote our brands and services directly to Internet and other auction-related businesses.  These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

▪
expanded our geographical reach by opening an office in Paris, France to expand our international coin grading services and to offer European coin dealers a more timely and cost-effective alternative to sending coins to the United States for grading and authentication;

▪
recently launched PCGS Secure Plus to increase consumer confidence and introduce a new certification designation.  The PCGS Secure process uses laser scanning to help detect coins that have been artificially enhanced since their last certification and can also be used to help identify recovered stolen coins.

▪
revamped and re-launched our CoinFacts website to include many new features that can be accessed for a subscription fee, initially at $9.95 per month.  The upgraded CoinFacts website offers a comprehensive one-stop source for historical U.S. numismatic information and value added content, including dedicated pages for nearly 30,000 coins and access to information that can help determine coin values, including the PCGS Population Report, auction prices realized and an expanded price guide.

▪
participated at collectibles industry trade shows and organized “members only” shows for PCGS authorized dealers and Collectors Club members, at which we offer on-site authentication and grading services to facilitate trading activities;

▪	initiated joint marketing programs with collectibles dealers that are designed to make their customers aware of the availability and benefits of our authentication and grading services;

▪	established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

▪
developed and expanded our Set RegistrySM programs to increase demand for our collectible coin, trading card and stamp authentication and grading services, among collectors and increase traffic on our websites;

▪
developed and linked buying and selling demand from our Set Registry program to Collectors Corner in order to increase the referrals of coin, trading card and stamp collectors to Collectors Corner dealer-subscribers, to enhance the value of the Collectors Corner dealer subscription and increase the preference, among dealers, for our brands in their respective markets;

▪	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

▪	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services; and

▪	expanded our website information services, including auction results, reference materials and ongoing price guides and rarity reports.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia and stamps.  Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign a quality grades to these collectibles.

PCGS.  Our authentication and grading of coins involves an exacting and standardized process.  We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way.  We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of our authentication and grading process.  Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions with respect to the authenticity and quality grade independently assigned by each of them are the same.  In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade.  The coin, the determination of authenticity and its grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary.  Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin.  The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, and the PCGS hologram and brand name.

PSA.  On receipt of trading cards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the trading cards into our proprietary computerized inventory system that enables us to track the trading cards throughout our authentication and grading process.  Only after the authentication and grading process is complete is the trading card reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the trading card.  The trading card is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label that identifies the trading card, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

We primarily authenticate and grade baseball trading cards and, to a lesser extent, football, basketball, hockey and entertainment , as well as other types of collectible cards.  As is the case with coin authentication and grading, trading card authentication and grading fees are based primarily on the particular turnaround time requested by the submitter, ranging from one day’s turnaround for the highest level of service to approximately 60 days for the lowest level of service.

PSA/DNA.  Because of the variability in the size of autographed memorabilia, the authentication and grading procedures we use necessarily differ from those used in authenticating and grading coins and trading cards.  Customers may ship the autographed memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication.  Our experts reference what we believe is one of the largest databases of known genuine exemplars of signatures for comparison to a submitted item and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we have authenticated and store those photographs in a master database.  Before shipping the item back to the customer, a tamper-evident label is affixed to the collectible.  The label contains our PSA/DNA name and logo and a unique certificate number.  For additional security, in all cases when an item is fully authenticated, we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. Additional verification that an autographed item was authenticated by us can be obtained by using a chemical analysis to determine whether or not the ink used in the unique DNA code by PSA/DNA was applied to the autographed item.  As a result, if the tamper-evident label that we affixed to an autographed item were to be removed or otherwise separated from the item, it is still possible to verify that the item was authenticated by us.

PSE.  In rating the quality of stamps, we assign a numeric grade to each stamp that ranges from 1-to-100.  The grade assigned to a stamp is based on several characteristics, including the centering of the image on the stamp and the absence or presence of various faults, such as creases, perforation problems and other imperfections that, if present, will reduce the value of the stamp. For a stamp to receive a grade of 100, which means that it is in “gem” condition, the image on the stamp must be perfectly centered and the stamp must be faultless.  Stamps submitted to us for grading are independently examined and graded by at least two of our stamp experts.  After a stamp has been authenticated and graded, we generally issue a certificate of authentication that briefly describes the stamp and the grade assigned to it and has a digital image of the stamp attached.  The certificate bears the PSE name and logo and a unique certification number that we assign to the stamp for record keeping purposes.  We also offer our customers the option of having the stamp encapsulated in a tamper-evident, clear plastic holder with an encased label that, like the certificate, identifies the stamp and sets forth the grade assigned to it, its unique certification number and the PSE name and logo.

       The volume of stamp authentication and grading submissions through fiscal 2010, relative to the number of coin and trading card submissions, has not been material.  Since stamp-grading services are relatively new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

Marketing

We employ both “pull” and “push” strategies in marketing our services to dealers and collectors of high-value collectibles.  For collectibles, our “pull” strategies are designed to promote our brands and increase the preference among collectors for our authentication and grading services and to encourage collectors to communicate that preference to their collectibles dealers, because most authentication and grading submissions are made by dealers.  In our experience, if a customer requests a particular grading service, the dealer ordinarily will comply with that request.  On the other hand, if the customer expresses no preference, the dealer will make its own choice of authentication and grading service or may even decide not to submit the collectible to an independent service for authentication and grading.  Therefore, our “pull” oriented marketing programs emphasize (i) the protections that collectors and retail customers will have if they purchase collectibles that we have authenticated and graded; and (ii) the improved marketability and higher prices that they and the associated retailers can realize if they use our independent third-party authentication and grading services.  Our “Push” Strategy, on the other hand, is designed to market our services directly to collectibles dealers to encourage them to use and promote our services.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us.  To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us.  We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.  We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE since 2004.  As an indication of the popularity of our Set Registry programs, more than 108,000 sets were registered on our Set Registries as of June 30, 2010, which represents a 22% increase over the number registered as of June 30, 2009.

▪
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin, currency and trading card collectors.  For an annual membership fee, ranging from $50 to $200, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  As of June 30, 2010, there were approximately 15,500 members in our Collectors Clubs.

▪
Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase certified coins and other certified collectibles. Currently, there are over 100,000 certified coins being offered at bid and ask prices, the aggregate value of which is approximately $200 million.  We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

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

▪
Trade Shows and Conventions.  There are numerous collectibles trade shows and conventions held annually in the United States, where collectibles dealers gather on a trading floor or “bourse” to buy and sell collectibles.  We attend the largest and most significant of those trade shows and conventions, at which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site services.

▪
In July 2006, we acquired Expos Unlimited LLC (“Expos”), a trade show management company that operates two of the larger and better-known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  This acquisition assures us of (i) the continued availability of these two show venues for our onsite authentication and grading services; (ii) provides us a platform for inaugurating and conducting collectibles shows in our other markets; and (iii) adds management personnel who are experienced in managing and conducting collectibles trade shows.

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

Registered Marks		Unregistered Marks
Collectors Universe	World Series of Grading	Coin Universe
PCGS	CU3000	Collectors.com
Professional Sports Authenticator	PSE	Record Universe
PSA	History in Your Hands	Set Registry
PSA/DNA		Expos Unlimited
First Strike		Long Beach Coin, Stamp and Collectibles Expo
Quick Opinion		Santa Clara Coin, Stamp and Collectibles Expo
Sports Market Report

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2010, we employed 38 experts in our authentication and grading operations, who have from 8 to 52 years, and an overall average of 29 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies.  However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we have recently increased our focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin, trading card and stamp authenticated or graded by us.  Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, if we so choose, to pay the difference in value of the item between its original grade as compared with its lower grade.  Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or trading card at the price that the then-owner paid for that collectible.  We accrue for estimated warranty costs based on historical claims experience.  In the second quarter, and early in the third quarter of fiscal 2008, we incurred warranty claims that were significant in relation to our historical claims experience and, as a result, we recognized, in the second quarter of 2008, an additional expense of $822,000 for those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we will continue to monitor the adequacy of our warranty reserves on an ongoing basis.  If warranty claims were to increase in relation to historical trends and experience, management would be required to increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.  Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us.  The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

Customer Service and Support

We devote significant resources, including a 21-person staff, who provide personalized customer service and support in a timely manner handling approximately 200 customer service calls per day, while also supporting our Set Registry and trade show programs.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded.  When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time.  We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase most of the injection-molded plastic parts for our clear plastic holders principally from a single supplier.  There are numerous suppliers for these items, and we believe that, if necessary, we could obtain those items from any of those other suppliers without significant cost to us.  However, if it were to become necessary for us to obtain another supplier, we might have to arrange for the fabrication of a die for the new supplier.  Fabrication of high-value precision dies can be a lengthy process.  Although we do not have back-up dies for some of our high-value volume injection-molded parts and we rely on one supplier for these requirements, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to have a new manufacturer build parts, should the need to do so arise.

Competition

Coin Authentication and Grading.  Our principal competitors in the coin authentication and grading market are Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading and ANACS.

Trading card Authentication and Grading.  Our primary competitors in trading card authentication and grading are Beckett Trading Card Grading Corporation, and Trading Card Guaranty, LLC.

Autograph Authentication and Grading.  In the vintage autograph authentication market, we compete with James Spence Authentication (“JSA”) and a few smaller competitors.

Stamp Authentication and Grading.  In stamp authentication and grading, our principal competitor is the Philatelic Foundation, and for stamp authentication, the American Philatelic Society is also a competitor.  Both of these competitors are non-profit organizations.

The principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness; (ii) an established reputation for integrity, independence and consistency in the application of grading standards; and (iii) responsiveness of service.  Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values.  We believe that our PCGS, PSA, PSA/DNA, and PSE brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets.  Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market.  However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop.  The limited supply of experienced collectibles experts also operates as a barrier to entry.

Information Technology

We have developed proprietary software systems for use in our authentication and grading operations, principally for order tracking, processing and record keeping, as well as for the operation and maintenance of our Internet websites.  These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries, QuickOpinion Systems and Featured Dealer Systems.  These applications are written in Microsoft Visual Basic.NET, Microsoft C#, Microsoft ASP.NET and Microsoft SQL Server.  We also have legacy systems, which we are in process of replacing, in Cold Fusion and Visual Basic 6.  Additionally, we maintain an integrated local area network that assists in and provides certain controls on production, physical product movement, accounting and financial functions, data warehousing and other tasks.

Although we do not primarily conduct our business on the Internet, we do use the Internet for information exchange and delivery of market-oriented content.  As a result, we have over 55 Dell PowerEdge Servers with RAID protected storage, along with multiple fully redundant SQL Server 2000 and 2005 high-availability database clusters supporting over 10 terabytes of storage.  The majority of this hardware resides at our headquarters in a server room that has 24/7 environmental monitoring and alerting through hardware sensors, 24/7 network availability and performance monitoring and alerting through network management software and 24/7 Internet availability and performance monitoring and alerting through third-party providers.  The Internet connectivity flows through multiple Internet providers with an aggregate of 47 megabits of total Internet bandwidth using multiple layers of Internet firewall protection, including 5 Cisco PIX firewalls (across multiple locations).  We maintain a multi-tiered antivirus infrastructure.  We use the FrontBridge Anti-Spam managed service, which deploys multiple layers of technology to provide preventative and protective spam defense.  Critical systems are backed up nightly using a backup infrastructure with a 30-terabyte capacity (expandable through drive upgrades to hundreds of terabytes).  The network servers and infrastructure are managed by administrators certified by Microsoft, Cisco and CompTIA.

However, since we do not have redundant systems located outside of Southern California, any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.

Government Regulation

With the exception of laws in some states that require memorabilia authenticators to certify to the accuracy of their authentication opinions, there are no material government regulations specifically relating to the authentication and grading businesses that we conduct, other than regulations that apply generally to businesses operating in the markets where we maintain operations or conduct business.  However, our dealer-financing program was subject to numerous laws and regulations in those states in which we may make loans to dealers.

Employees

As of June 30, 2010, we had 190 full-time employees and 41 part-time employees (primarily security personnel), of which 175 were employed in our authentication and grading-related businesses, including our 38 experts and 21 customer service and support personnel.  The other employees included 4 in information services, 5 in marketing, 5 in our CCE subscription business, 24 in our Expos business, of which 23 were part-time employees, and 18 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider relations with our employees to be good.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles.  As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher price, faster turnaround times, also increase.  However, that also means that a decline in popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions and in the requests we receive for faster turnaround times and, therefore, also in our revenues and profitability.  We have found, over the years, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services.  A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading related services and product sales accounted for approximately 65%, 57% and 57% of our total net revenues in fiscal 2010, 2009 and 2008, respectively.  In 2010, our coin revenue increased by 25% over fiscal 2009, primarily as a result of a 60% increase in modern coin authentication and grading revenues.  We believe that the principal factors that lead to fluctuations in coin grading submissions consist of (i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; and (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or programs that are conducted by dealers who specialize in selling modern coins.  This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

Moreover, if current economic conditions in the United States do not improve significantly, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult during periods of adverse economic conditions, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles.  Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature.  Declines in purchases and sales, and in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins, trading cards and stamps, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; (ii) causing collectibles dealers and collectors to request longer turnaround times with respect to the collectibles they submit to us for grading, which would reduce our revenues, gross profit margin and operating results; and (iii) reducing the ability of customers to pay outstanding accounts receivable.

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

Our top five customers account for approximately 11% of our total net revenues.

During the year ended June 30, 2010, five of our customers accounted, in the aggregate, for approximately 11% of our total net revenues.  As a result, the loss of any of those customers, each of which is a collectibles dealer, or a lower level of grading submissions by any of them, could cause our net revenues to decline and, therefore, could harm our operating results.  Moreover, historically, same-day on-site authentication and grading submissions at trade shows, on which we realize higher margins than on other submissions, have represented a significant portion of the authentication and grading submissions we have received from these customers.  Consequently, a material decline in trade show attendance or submissions by these customers would adversely affect, not only our revenues, but also our gross margin and, therefore, our operating results in the future.

There are risks associated with new or expanded service offerings, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability.  Those new services, however, may not meet expectations and may prove to be unprofitable and negatively impact our operating results.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees.  As a result, the loss of the services of any of our executive officers or other key management and business development employees could harm our business.  Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles.  In particular, the loss of David G. Hall, our President, could have a negative effect on our reputation for expertise in the collectible coin market and could lead to a reduction in coin authentication and grading submissions to us.

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

We issue an authenticity or grading warranty for coins, trading cards and stamps that we authenticate or grade.  Those warranties provide that:

▪
if a trading card or stamp that we authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at the price paid for it by its then owner; and

▪
if a coin, trading card or stamp that we graded and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the price paid by its then owner or to pay the difference in its value at its original grade, as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience.  However, there is no assurance that these warranty reserves will prove to be adequate and, if they are not, our gross margin and operating results could be harmed.  As a result, we monitor the adequacy of our warranty reserves on an ongoing basis.  During 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience.  As a result, we recognized an additional expense of $822,000 in the second quarter of 2008 to provide for those claims.  We also increased our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience.  Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings.

Increased competition could adversely affect our financial performance.

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense.  Increased competition in our collectibles markets could adversely affect our pricing and profit margins and our ability to achieve further growth, and we cannot provide assurances that we will continue to be successful in competing against existing or future competitors in our collectibles markets.  Also, if we were to enter into new collectibles markets, it is likely we would face intense competition from competitors in those markets who are likely to have greater brand name recognition and long-term relationships with collectibles dealers and individual collectors in those markets than we will have.  Such competition could adversely affect our ability to generate profits and could cause us to incur losses or impairment charges in those markets and damage our financial condition.

The subtenant for one of our spaces in New York may not fulfill its obligation under the sublease agreement, thereby, increasing our net obligations.

In May 2010, the Company sublet one of its spaces in New York City related to our discontinued jewelry businesses.  Should the subtenant not fulfill its obligations of $1,007,000 for this space, which is payable over the lease term, it would adversely affect our cash used for discontinued operations and our losses incurred from discontinued operations in future periods.

No Assurance that we will Continue to Pay Cash Dividends.

During fiscal 2008 and through the fiscal quarter of fiscal 2009, we paid quarterly cash dividends to our stockholders of $0.23 per common share.  However, during the second quarter fiscal 2009, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources.  In October 2009, the Board of Directors approved the resumption of payment of dividends at $0.25 per share per quarter, and in April, 2010, increased the quarterly dividend to $0.30 per share per quarter.  However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business.  Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors.  See “MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS” ─ Dividends in Part II of this Report.

Our reliance on a single source for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins, trading cards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders.  In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from one principal supplier.  Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  To mitigate this risk, the Company owns the dies used to manufacture the parts and increased its inventory of holders at June 30, 2010, which will give the Company more time to arrange for a new vendor to begin production in the event of a termination of or interruption in service from our existing vendor.  In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Our computer and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

Our operations are dependent upon our ability to protect our computer systems that we use in our authentication and grading operations and to maintain our websites against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events.  In this regard, Southern California, where we are located and our computer systems are housed, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems.  We do not have redundant computer systems at any locations that are remote from Southern California.  Any damage to or failure of our computer systems could cause an interruption in our services that could harm our business, operating results and financial condition.

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

The repurchase of shares of our common stock in a “Dutch Auction” tender offer in July 2009 has reduced the public float for our shares and, therefore, may reduce trading activity and adversely affect the trading value and liquidity of our common stock.

In July 2009, we completed a modified “Dutch Auction” tender offer pursuant to which we repurchased a total of 1,749,828 of our outstanding shares of common stock, reducing the number of our shares that are outstanding to approximately 7,693,000.  Of those outstanding shares, affiliates of the Company own a total of approximately 3,000,000 shares, the salability of which is restricted under applicable securities laws and which are, as a result, not included in our public float.  As a result, the trading volume of our shares may decline, which would reduce the liquidity of our shares, making it more difficult for our stockholders to sell their shares and could depress and, therefore, make it more difficult to achieve increases in, the trading prices of our shares.

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

▪	there are limitations on who can call special meetings of our stockholders;

▪	stockholders may not take action by written consent; and

▪	In addition, provisions of Delaware law and provisions of our stock incentive plans may also discourage, delay or prevent a change in control or unsolicited acquisition proposals.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We lease approximately 46,000 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019.  We currently sublease 2,184 square feet of this office space to a related party subtenant with an expiration date that coincides with the expiration of the Company's lease.  In connection with our Expos shows management business, we lease approximately 1,000 square feet in Santa Barbara, California under a lease agreement with a related party on a month-to-month basis.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to two office facilities in New York City that we had leased for our jewelry businesses.  In May 2010, we were able to sublet one of those facilities, and the second facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility.  See “Critical Accounting Policies and Estimates ― Accrual for Losses on Facility Leases.”

ITEM 3.  LEGAL PROCEEDINGS

We are sometimes named as a defendant in lawsuits that arise in the ordinary course of business.  We do not believe that any of such lawsuits that are currently pending is likely to have a material adverse effect on our business, financial condition or results of operations.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Michael J. McConnell	44	Chief Executive Officer
David G. Hall	63	President
Joseph J. Wallace	50	Chief Financial Officer

MICHAEL J. MCCONNELL, has served as Chief Executive Officer since April 1, 2009.  He is a private investor and a Director of MRV Communications, Inc.  From 1998 to September 30, 2008, Mr. McConnell was a Managing Director of Shamrock Capital Advisors, Inc., a manager of private equity, real estate and direct investment funds, including the Shamrock Activist Value Funds.  Mr. McConnell also served as a member of that firm’s Executive Committee. Prior to joining Shamrock in 1994, Mr. McConnell held various positions at PepsiCo, Merrill Lynch and Kidder Peabody.  Mr. McConnell formerly served on the boards of Ansell Limited, Nuplex Industries, Force Corporation, iPass, Inc., and Port-link International. Mr. McConnell also serves on the Board of Governors of Opportunity International. Mr. McConnell received his B.A. in economics from Harvard University and his MBA degree (with distinction—Shermet Scholar) from the Darden School of the University of Virginia.

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

JOSEPH J. WALLACE became the Company’s Chief Financial Officer in September 2005.  Prior to becoming Chief Financial Officer, he was the Company’s Vice President of Finance from November 2004 and Controller from June 2004.  From 1997 to 2003, Mr. Wallace was Vice President of Finance, Chief Financial Officer and Secretary of STM Wireless, Inc., a publicly traded company engaged in the business of developing, manufacturing and marketing satellite communications products and services.  Mr. Wallace is a Fellow of the Institute of Chartered Accountants in Ireland, and a CPA in the State of California.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2010 and 2009:

	Closing Share Prices		Cash Dividend Per Share
Fiscal 2010	High	Low
First Quarter	$5.44	$3.70	$-
Second Quarter	9.05	5.07	0.25
Third Quarter	11.07	8.92	0.25
Fourth Quarter	14.32	11.20	0.30

	Closing Share Prices		Cash Dividend Per Share
Fiscal 2009	High	Low
First Quarter	$8.45	$5.88	$0.23
Second Quarter	6.83	2.42	-
Third Quarter	4.18	2.64	-
Fourth Quarter	5.20	3.91	-

We had 77 holders of record and approximately 2,407 beneficial owners of our common stock as of June 30, 2010.

Dividends.  During fiscal 2008 and through the fiscal quarter of fiscal 2009, our Board of Directors approved a dividend policy that called for the payment of regular quarterly cash dividends to our stockholders of $0.23 per common share, (as retroactively adjusted for a 10% stock dividend in October 2009).  As a result, we paid cash dividends in fiscal 2008 and 2009 totaling $8,517,000 and $2,090,000, respectively.  On September 26, 2008, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources.

In October 2009, the Board of Directors approved the resumption of the payment of dividends at $0.25 per share per quarter, and in April 2010, increased the quarterly dividend to $0.30 per share per quarter.  Dividends paid in fiscal 2010 were $5,943,000.

The declaration and payment of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company and its stockholders.  Accordingly, there is no assurance that, in the future, the amount of the quarterly cash dividend will not be reduced or that the payment of dividends will not be suspended or altogether discontinued.

Dutch Auction Tender Offer.  On July 10, 2009, the Company purchased a total of 1,749,828 of its then outstanding shares in a “Dutch Auction” tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,910,000 (including the costs of conducting the tender offer of $160,000).

Share Buyback Program.  In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  During the fiscal years ended June 30, 2009 and 2008, we repurchased a total of 120,000 and 232,152 shares, respectively, of our common stock under this program for aggregate purchase prices of approximately $484,000 and $2,198,000, respectively (excluding transaction costs).  We currently have $3.7 million available for share purchases under the share buyback program. However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2010, 2009 and 2008, and the selected balance sheet data at June 30, 2010 and 2009 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2007 and 2006 and the related balance sheet data at June 30, 2008, 2007 and 2006 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations.  The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia, and stamp authentication grading businesses for each of the fiscal years in the five-year period ended June 30, 2010 and the results of operations of CoinFacts.com and Certified Coin Exchange (“CCE”), from their respective dates of acquisition in fiscal 2006 and Expos LLC (“Expos”), from the date of its acquisition in fiscal 2007.

Our Discontinued Operations.  The results of our discontinued operations set forth in the table below consist of the operating results of (i) our diamond and our colored gemstone (“jewelry”) authentication and grading businesses from the respective dates of their acquisition in November 2005 and August 2006, to the dates in March 2009, on which we discontinued and sold the assets of those businesses; (ii) our currency grading and authentication business from the date of its commencement in fiscal 2005 until its sale in February 2009; and (iii) to a much lesser extent, the results of our remaining disposal activities following the disposition, in fiscal 2004, of our collectibles sales businesses.  The operating results of our discontinued jewelry businesses include impairment charges recognized in connection with those businesses in fiscal 2008 and 2009 and losses incurred in connection with their closure and the sales of their assets in fiscal 2009, which included certain accruals for ongoing real estate lease obligations of those businesses established in fiscal 2009 and re-evaluated in fiscal 2010.  The operating results of our discontinued our currency grading and authentication business include a loss incurred on its sale in February 2009.

Consolidated Statement of Operations Data:
	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Net revenues(1)	$39,763	$35,914	$39,505	$38,686	$36,060
Cost of revenues	15,594	16,385	19,779	16,736	14,074
Gross profit(1)	24,169	19,529	19,726	21,950	21,986
Selling, general and administrative expenses	15,186	15,921	17,930	18,444	16,567
Impairment losses	-	649	-	16	-
Amortization of intangible assets	627	871	490	505	17
Operating income	8,356	2,088	1,306	2,985	5,402
Interest income, net	89	284	1,138	2,149	2,349
Other income, net	30	14	6	7	26
Income before (benefit) provision for income taxes	8,475	2,386	2,450	5,141	7,777
(Benefit) provision for income taxes(2)	(8,330)	1,183	2,155	2,336	3,390
Income from continuing operations	16,805	1,203	295	2,805	4,387
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(3)	(107)	(18,126)	(15,927)	(3,320)	(687)
Net income (loss)	$16,698	$(16,923)	$(15,632)	$(515)	$3,700

Net income (loss) per basic share:
Income from continuing operations	$2.26	$0.13	$0.03	$0.30	$0.47
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.02)	(1.99)	(1.71)	(0.36)	(0.07)
Net income (loss)	$2.24	$(1.86)	$(1.68)	$(0.06)	$0.40
Net income (loss) per diluted share:
Income from continuing operations	$2.20	$0.13	$0.03	$0.30	$0.45
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	(1.98)	(1.69)	(0.35)	(0.07)
Net income (loss)	$2.19	$(1.85)	$(1.66)	$(0.05)	$0.38
Weighted average shares outstanding(4)
Basic	7,451	9,103	9,295	9,204	9,320
Diluted	7,637	9,135	9,419	9,462	9,660

Cash dividends paid on common stock	$5,943	$2,090	$8,517	$3,350	$674
Cash dividends declared per share of common stock	$0.80	$0.23	$0.91	$0.36	$0.07

Balance Sheet Data:

	At June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Cash and cash equivalents	$20,321	$23,870	$23,345	$42,386	$52,110
Working capital – continuing operations	21,134	23,108	26,771	42,720	54,844
Working capital (deficit)– discontinued operations	(871)	(1,725)	(774)	(511)	44
Goodwill and Intangibles – continuing	5,010	5,402	6,661	5,935	2,866
Goodwill and Intangibles – discontinued	-	-	5,805	17,315	11,607
Total assets – continuing operations	38,452	35,989	42,567	57,315	65,470
Total assets – discontinued operations	234	284	9,451	20,786	12,751
Stockholders' equity	27,612	24,779	43,830	68,891	71,906

1.
Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $92,000, $394,000, $1,046,000 and $284,000 in fiscal 2010, 2009, 2008 and 2007, respectively, and less than $50,000 in fiscal 2006.  Such product revenues are not considered an integral part of our ongoing revenue generating activities.  The gross margin on product sales were (44)%, (51)%, 7% and 33%, in fiscal 20010, 2009, 2008 and 2007, respectively.

2.
The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances at June 30, 2010.  See “Critical Accounting Policies and Estimates ― Income Taxes, Deferred Tax Assets and Valuation Allowances.”

3.
Discontinued operations include aggregate impairment losses in 2009 and 2008 of $7,695,000 and $11,233,000, respectively, and a loss on the closure of our jewelry businesses in fiscal 2009 of approximately $5,188,000, inclusive of an accrual for ongoing real estate lease obligations of those businesses.  See note 3 to our Consolidated Financial Statements below in Item 8, Financial Statements and Supplementary Data.

4.	On July 10, 2009, the Company purchased a total of 1,749,828 outstanding shares of its common stock, for a total purchase price of $8,910,000 in a tender offer to its stockholders.

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

Introduction and Overview

Our Business

We provide grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, memorabilia and stamps (“collectibles”).  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability; thereby, providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets, “PSA/DNA” for autographs and memorabilia, and “PSE” for stamps.  Additionally, we warrant our certification of the authenticity and the quality grade that we assign to the coins, trading cards, currency and stamps bearing our brands.  We do not warrant the authenticity determinations we make with respect to autographs.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services consisting of:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed principally to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the collectibles trade show conventions that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales activities are neither the focus of nor an integral part of our business.

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

In March, 2009 our Board of Directors adopted a plan to dispose of our jewelry businesses in order to focus our financial and managerial resources, and expertise, on our collectible coin, trading card, autographs and memorabilia and stamp authentication and grading businesses (our “collectibles businesses”).  Pursuant to that plan, in March 2009 we discontinued and have disposed of substantially all the assets of the jewelry businesses.

In the fourth quarter of fiscal 2009, the Board of Directors decided that we cease internal development of the business or assets of the Gemprint identification technologies, which we acquired in fiscal 2006, and we plan to dispose of the Gemprint assets.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the assets and related liabilities of these businesses and their related operating results were classified as discontinued operations in our consolidated financial statements and prior period financial statements have been restated on that same basis.  See “Selected Financial Data” and our Consolidated Financial Statements contained in Item 8 in Part II of this Report.

Additionally, as a result of our divestiture of our jewelry and currency authentication and grading businesses and their classification as discontinued operations, our collectibles authentication and grading businesses comprise our continuing operations, and the discussion that follows focuses almost entirely on those businesses.

Factors That Can Affect Operating Results and our Financial Position

Factors that Can Affect our Revenues.  Our revenues generated by our continuing operations are comprised of (i) fees generated by our authentication and grading of high-value collectibles; and (ii) to a lesser extent, revenues from sales of collectibles club memberships, advertising on our websites and in printed publications and collectibles price guides, subscription-based revenues primarily generated by our CCE dealer-to-dealer Internet bid-ask market for collectible coins that have been authenticated and graded (collectively, “certified”), subscription fees earned by our CoinFacts.com website and fees earned from the management, operation and promotion of collectibles trade shows and conventions.  Our revenues also include revenues from sales of products, which consist primarily of coins that we purchase under our warranty policy.  However, those revenues, which vary from period to period depending on the volume and dollar amounts of the coin warranty claims we receive, are not the focus and do not constitute an integral part of our business.

Our authentication and grading fees accounted for approximately 82% of our total net revenues in the fiscal year ended June 30, 2010 and approximately 80% in each of the fiscal years ended June 30, 2009 and 2008.  The amount of such revenues is affected by the volume of collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high-value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.  In addition, the level of our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, depending primarily on the timing by, and size of modern coin marketing programs by customers who specialize in sales of such coins.

Ultimately, the amounts of our authentication and grading revenues are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

Our revenues also are affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher-priced same-day turnaround for the coins they submit at those shows.  The level of trade show submissions will vary from period to period depending upon a number of factors, including the number and the timing of the shows, the volume of collectible coins bought or sold at those shows by dealers and collectors, and short-term decisions made by dealers during shows.  In addition, the number of such submissions and, therefore, the revenues we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the price of gold that sometimes occur around the time of the shows, which can affect the volume of coin transactions that take place at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% of our total net revenues in the fiscal year ended June 30, 2010.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, would cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective number of coins, trading cards, autographs and stamps that we graded or authenticated in the fiscal years ended June 30, 2010, 2009, and 2008:

	Units Processed
	2010		2009		2008
Coins	1,708,200	57%	1,456,100	52%	1,474,900	48%
Trading cards	1,090,600	36%	1,171,600	41%	1,329,500	43%
Autographs	196,500	6%	168,100	6%	199,600	7%
Stamps	19,000	1%	25,700	1%	53,000	2%
Total	3,014,300	100%	2,821,500	100%	3,057,000	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2010		2009		2008
Coins	$1,390,000	93%	$1,119,000	91%	$1,327,000	90%
Trading cards	73,000	5%	79,000	6%	90,000	6%
Autographs	18,000	1%	15,000	1%	26,000	2%
Stamps	13,000	1%	22,000	2%	25,000	2%
Total	$1,494,000	100%	$1,235,000	100%	$1,468,000	100%

Factors Affecting our Gross Profit Margins.  The gross profit margins we earn on collectibles authentication and grading submissions are impacted by much the same factors that impact our revenues, as the average service fee and the resulting gross profit margin earned is affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Impact of Economic Conditions on our Financial Performance.  The demand for our collectibles authentication and grading services and, therefore, our revenues, depend to a great extent on the volume of purchases and sales of the high-value collectibles that we authenticate and grade, because dealers and collectors most often submit collectibles to us for authenticating and grading in anticipation of or in connection with their sales and purchases of those collectibles (“collectibles transactions”).  The volume of collectibles transactions is, in turn, primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles; (iv) prevailing and anticipated rates of inflation, because the threat of and actual increases in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation; and (v) the performance and volatility of the gold and other precious metals markets and the stock markets, which affects the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins if they believe that the market prices of gold will increase or the prices of publicly traded securities will decline.  As a result, collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, accessibility to lower cost borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to stocks during periods of economic growth and consumer and business confidence.

Despite the continued uncertainties created by the economic downturn and the relatively sluggish economic recovery, the number of coins graded and authenticated during fiscal 2010 increased by 17.3%, as compared to the number authenticated and graded in fiscal 2009.  We believe those increases, which were primarily attributable to an increase in the number of modern coins that we authenticated and graded, reflect the continued high price of gold and inflationary concerns among collectors and investors, as well as customer specific marketing initiatives.  As a result, coin authentication and grading and related revenues increased by approximately 25% in fiscal 2010, as compared to fiscal 2009.  By contrast, in fiscal 2010, the number of trading cards and autographs that we authenticated and graded declined by 3.9%, and, as a result, grading and authentication revenues generated by that division, which is our second largest business, declined by approximately 4%, as compared to the same periods of fiscal year 2009.

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund the acquisition of new established businesses and or early stage businesses.  In July 2009, the Company used approximately $8.9 million of available cash to purchase 1,749,828 shares of our common stock in a “Dutch Auction” tender offer, and in fiscal 2010, the Board of Directors reinstated the payment of dividends such that we paid approximately $5.9 million in dividends to stockholders in fiscal 2010.  In addition, our financial position is impacted by the Company’s tax position in that the Company may only be required to pay minimum taxes, when it has net operating losses available to offset current period taxable income and the investment policy adopted for its cash balances, as this will impact the level of interest income earned on those cash balances.

Trends and Challenges in and Opportunities for our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us during fiscal 2009, we implemented a cost reduction program to reduce our costs of revenue and our operating expenses to bring those costs and expenses more in line with our revenues and, thereby, increase our gross profits and operating income.  During fiscal 2010, that program, combined with the increase in our coin authentication and grading revenues, enabled us to realize increased gross profit margins, operating income, income from continuing operations and cash flows from operations.

Overview of Fiscal 2010 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2010 and 2009:

	Year Ended June 30, 2010		Year Ended June 30, 2009
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$39,763	100.0%	$35,914	100.0%
Cost of revenues	15,594	39.2%	16,385	45.6%
Gross profit	24,169	60.8%	19,529	54.4%
Selling and marketing expenses	5,068	12.7%	4,306	12.0%
General and administrative expenses	10,118	25.5%	11,615	32.4%
Impairment losses	-	-	649	1.8%
Amortization of intangible assets	627	1.6%	871	2.4%
Operating income	8,356	21.0%	2,088	5.8%
Interest income, net	89	0.2%	284	0.8%
Other income	30	0.1%	14	-
Income before (benefit) provision for income taxes	8,475	21.3%	2,386	6.6%
(Benefit) provision for income taxes	(8,330)	(21.0)%	1,183	3.3%
Income from continuing operations	16,805	42.3%	1,203	3.3%
Loss from discontinued operations	(107)	(0.3)%	(18,126)	(50.4)%
Net income (loss)	$16,698	42.0%	$(16,923)	(47.1)%
Net income (loss) per diluted share:
Income from continuing operations	$2.20		$0.13
Loss from discontinued operations	(0.01)		(1.98)
Net loss	$2.19		$(1.85)

For our continuing businesses during fiscal 2009, we implemented a cost reduction program in order to reduce our costs of revenue and our operating expenses and, thereby bring those costs and expenses more in line with our revenues and to increase our gross profits and operating income.  During the fiscal 2010, that program, combined with strong revenue increases in our coin revenues, as discussed above, enabled us to realize increased gross profit margins, operating income, income from continuing operations and cash flows from operations.

The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances at June 30, 2010.  See “Critical Accounting Policies and Estimates ― Income Taxes, Deferred Tax Assets and Valuation Allowances.”

The loss from discontinued operations in fiscal 2009 of $18,126,000 was primarily the result of the operating losses, impairment losses and losses we recognized on the closure and disposal of our former jewelry authentication and grading businesses and our currency grading business that we exited in fiscal 2009.  The losses on the closure and disposal of our jewelry businesses included in fiscal 2009 $4,000,000 for ongoing lease commitments and other charges that we will have to pay under leases for office facilities, in New York City, that had been occupied by our jewelry businesses prior to our discontinuance of, and exit, from those businesses.  We have updated our estimated accruals for those leases in fiscal 2010.  See “Critical Accounting Policies and Estimates ― Accrual for Losses on Facility Leases.”.

These, as well as other factors affecting our operating results in the fiscal 2010, are described in more detail below.  See “Results of Operations”.

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

In prior years, we acquired certain businesses and assets (some of which are now classified as part of discontinued operations, as we have closed, or disposed of or are in the process of selling such assets) and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to ongoing evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  In the event it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

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

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members to access our on-line and printed publications and, sometimes also to vouchers for free grading services from us.  We record revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  We review this estimate at least semi-annually by recalculating the percentage based on the relative values of the various elements in the Collectors Club offering and determining the appropriate percentage to attribute to the grading services and the remaining subscription.  Our estimates have proven to be consistently around 65% on an ongoing basis.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.

With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place, and for PCGS’s CoinFacts subscription revenues, we recognize revenue over the subscription period.

We recognize the revenue from the sale of a product when it is shipped to the customer and all the requirements for revenue recognition have been satisfied.  Such products consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program and those product sales are not considered an integral part of our ongoing revenue generating activities.

Accrual for Losses on Facility Leases.  As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations.  We retained a commercial real estate broker to sublease those facilities on our behalf.  Through June 30, 2009, we established estimated loss accruals of $4,454,000.  The amount of those lease accruals was determined based on estimates on a discounted basis of (i) prevailing sublease rates in the real estate market where those facilities are located, as compared to our rental obligations under those leases; (ii) the time we expected it would take to sublet those facilities; and (iii) other direct costs associated with the leases.  In fiscal 2010, the Company continued to re-evaluate its loss accruals and recognized an additional accrual of $405,000 in the second quarter of fiscal 2010.  In May 2010, the Company entered into agreements to reduce its lease obligations, whereby one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities and the cumulative effect of the change of approximately $500,000 resulting from the revision, was recognized as a reduction to the liability in the fourth quarter of fiscal 2010.  As a result of those changes, the payment of lease obligations and the recognition of accretion expense, the remaining obligations at June 30, 2010 were approximately $3,470,000.  We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an-going basis.  Until the second quarter of fiscal 2009, we also made advances to selected coin dealers under notes receivable arrangements pursuant to a dealer-financing program.  We regularly review our accounts and notes receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts or notes in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due accounts, and in the case of customer notes receivable, the current value of the collateral we hold as security for the payment obligations under the notes receivable, and known conditions or trends that may affect the ability of account debtors or note obligors to pay their accounts or notes receivable balances.  Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors or note obligors to pay their accounts or notes in full.  Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses.

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

Grading Warranty Costs.  We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at our option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the estimated re-graded value of the collectible, which will be lower than the price we paid to purchase the item.  We accrue for estimated warranty costs based on historical trends and related experience.  Certain warranty claims were received by us in the second quarter and early in the third quarter of fiscal 2008 that were significant in relation to our historical claims experience and, as a result, in the second quarter of 2008, we recognized an additional warranty expense of $822,000 in respect of those claims.  We also decided to increase our warranty accrual rate, effective January 1, 2008, to reflect this higher warranty claims experience, and we continue to monitor the adequacy of our warranty reserve on an ongoing basis.  There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles (see Inventory Valuation Reserves above).  However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any gains or losses on the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves.

Long-Lived Assets Other Than Goodwill.  We regularly conduct reviews of property and equipment and other long-lived assets other than goodwill, including certain identifiable intangibles, for possible impairment.  Such reviews occur annually, or more frequently, if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  In order to determine if the value of a definite-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition in order to determine if an impairment loss has occurred.  If the projected undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recorded to write-down the asset to its estimated fair value.

As part of our jewelry discontinued operations, we recognized impairment losses on our identifiable tangible and intangible assets in those businesses totaling $2,169,000 in fiscal 2008 and $6,347,000 in fiscal 2009, which have been classified as part of the loss on discontinued operations.

In addition, in fiscal 2009, we reviewed the long-lived assets of our continuing businesses and concluded that certain capitalized software used in our autograph business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 in our continuing operations for the fourth quarter and fiscal year ended June 30, 2009.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets of our continuing acquired businesses at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  We apply a discounted cash flow model or an income approach in estimating the fair value of each of those businesses that we have determined constitutes a separate reporting unit, and we compare the estimated fair value of the reporting unit to its then carrying value.  If the fair value of the reporting unit exceeds its carrying value, no impairment of goodwill exists as of the measurement date.  If, instead, the fair value of the reporting unit is determined to be less than its carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

In connection with our annual impairment test of Expos in the first quarter of fiscal 2010, we determined the fair value of the Expos reporting unit using a discount rate of 18%, and we concluded that the excess fair value of approximately 10% over the carrying value of our Expos reporting unit at September 30, 2009 was sufficient to conclude that no impairment existed at September 30, 2009.  We considered the discount rates applied to Expos to be reasonable based upon the recurring and predictable nature of the revenues for these businesses and consistent with the discount rates applied in previous years.  However, a higher discount rate of 20% for Expos could have resulted in the need for further testing and re-measurement of goodwill and the possibility of an impairment expense.

With respect to our discontinued jewelry businesses, in the years ended June 30, 2008 and 2009, we recognized impairment losses for their full carrying cost to the goodwill and other indefinite-lived intangible assets of those businesses totaling $9,064,000 and $1,348,000, respectively, and these impairment losses have been classified as part of discontinued operations for the years ended June 30, 2009 and 2008.

Stock-Based Compensation.  We recognize share-based compensation expense using the Black-Scholes option valuation method.  Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.  In addition, we recognize and report share-based compensation expense, net of a forfeiture rate with respect to outstanding awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  We monitor the forfeiture rate closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method.  No options were granted in 2009 and 2010.

Service-based stock awards that are granted to members of our Board of Directors on an annual basis and to certain members of senior management are recognized as stock-based compensation over the requisite service period.

Fiscal 2010 Restricted Stock Awards.  On June 1, 2009, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), in lieu of a cash incentive program, for our three executive officers, Michael J. McConnell, our CEO, David G. Hall, our President, and Joseph J. Wallace, our CFO.  Under the terms of that Program, on July 31, 2009, these three officers were awarded the following numbers of restricted shares:  Mr. McConnell -- 101,034 shares; Mr. Hall -- 101,034 shares; and Mr. Wallace -- 50,517 shares.  Retention by the officers of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares may be forfeited and cancelled.  Those vesting requirements of the 2010 Stock Incentive Program were as follows:

(1)           Performance-Based Vesting Requirement.  The vesting of seventy-five (75%) of the restricted shares awarded to each of these officers (the “Performance-Based Shares”) was contingent on the Company’s achievement of a financial performance goal for fiscal 2010.  If that goal was not achieved, all of those Performance-Based Shares would be forfeited and cancelled.  On the other hand, if the Company achieved that fiscal 2010 financial performance goal, then (i) one-third of the Performance-Based Shares of each officer would vest when it was determined that the performance goal was achieved, provided that the officer was still in the Company’s service at the end of fiscal 2010; (ii) another one-third of those Shares would vest on June 30, 2011, provided the officer was still in the Company’s service at that time; and (iii) the final one-third of those Shares would vest on June 30, 2012, provided the officer was still in the Company’s service at that time, subject to acceleration of such vesting if an officer’s service with the Company is terminated without cause.

(2)           Time-Based Vesting Requirement.  The vesting of the other 25% of the restricted shares (the “Time-Based Shares”) awarded to each of Messrs. McConnell and Hall was contingent on their continued service with the Company to July 31, 2010.  In the case of Mr. Wallace, 25% of his restricted shares became vested on the date of the award.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 related to time-based vesting and $771,000 relates to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  The Company recognized stock-based compensation expense when we determined that it was probable that the Company would achieve the fiscal 2010 financial performance goal, (which was the second quarter of fiscal 2010) and, as a result, we recognized approximately $461,000 of expense in fiscal year 2010 as stock-based compensation expense, with the balance of approximately $310,000 to be allocated to fiscal years 2011 and 2012.

In August, 2010, it was definitively determined that the Company had achieved the financial performance goal for fiscal 2010.

Capitalized Software.  In fiscal years 2010, 2009 and 2008, we capitalized, for continuing operations, approximately $35,000, $261,000 and $1,220,000, respectively, of software development costs related to a number of in-house software development projects, in accordance with GAAP.  GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years.  On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred.  During the fiscal years ended June 30, 2010, 2009 and 2008, we recorded approximately $466,000, $710,000 and $329,000, respectively, as amortization expense related to such capitalized software projects.  We evaluate the carrying values of capitalized software to determine if those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.  Based on such an evaluation, we concluded that as of June 30, 2009 certain capitalized software used in our autograph and memorabilia authentication and grading business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 in our continuing operations for the fourth quarter and fiscal year ended June 30, 2009.  See “Long-Lived Assets Other Than Goodwill” above.   No impairment was recognized in 2008 or 2010.

Income Taxes, Deferred Tax Assets and Valuation Allowances.  We account for income taxes in accordance with GAAP, which requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, GAAP requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses.  In fiscal 2008, due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets related to impairment losses recognized in the fourth quarter of fiscal 2008, as well as certain California Enterprise Zone Credits, we recorded a valuation allowance of approximately $4.6 million against deferred tax assets totaling $6.0 million at June 30, 2008.  At that time we determined that it was more likely than not that we would realize the tax benefits comprising the remaining $1.4 million net deferred tax assets at June 30, 2008.

In fiscal 2009, due to the recognition of additional impairment losses in our jewelry businesses and uncertainties of our future financial performance arising from the economic recession and credit crisis, we did not recognize deferred tax assets for the losses related to the impairment and disposal of our discontinued businesses in fiscal 2009, and we established a valuation allowance against our remaining deferred tax assets, such that, at June 30, 2009, we established valuation allowances of approximately $13.0 million against the entirety of our deferred tax assets.

Included in our deferred tax asset balances at June 30, 2008 were deferred tax assets of $495,000 related to compensation expense recorded in connection with the grant of non-employee supplier stock options in 1999.  Those options expired unexercised during fiscal 2009 and, as a result, the amount of that deferred tax asset was ultimately written down to zero at June 30, 2009.  That write-down has been recognized as a $495,000 reduction to additional paid-in capital at June 30, 2009.

At June 30, 2010, due to (i) the improvement, that began in the second half of fiscal 2009 and continued throughout fiscal 2010, in the operating performance and results of our continuing businesses, and (ii) management’s expectations that such improved operating performance would continue in future periods, we concluded that it had become more likely than not, that we would be able to realize all of our remaining deferred tax assets.  As a result, the valuation allowances against our deferred tax assets were released at June 30, 2010.  Of this tax benefit of approximately $13.0 million, approximately $4.8 million was utilized to offset current year taxable income, and the balance of $8.2 million was recognized as an income tax benefit in the 2010 statement of operations and as deferred tax assets at June 30, 2010.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.2%	45.6%	50.1%
Gross profit	60.8%	54.4%	49.9%
Operating expenses:
Selling and marketing expenses	12.7%	12.0%	13.0%
General & administrative expenses	25.5%	32.4%	32.4%
Impairment losses	-	1.8%	-
Amortization of intangible assets	1.6%	2.4%	1.2%
Total operating expenses	39.8%	48.6%	46.6%
Operating income	21.0%	5.8%	3.3%
Interest and other income, net	0.3%	0.8%	2.9%
Income before (benefit) provision for income taxes	21.3%	6.6%	6.2%
(Benefit) provision for income taxes	(21.0)%	3.3%	5.5%
Income from continuing operations	42.3%	3.3%	0.7%
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.3)%	(50.4)%	(40.3)%
Net income (loss)	42.0%	(47.1)%	(39.6)%

Net Revenues.  Our net revenues consist primarily of (i) fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps; and (ii) to a lesser extent, collectibles related service revenues (referred to as “other related revenues”) generated by sales of Collectors Club memberships, advertising on our websites and in printed publications and collectibles price guides, fees that are paid to us by coin dealers to subscribe to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us (our “CCE Internet Coin Exchange”), interest earned by our CFC Dealer Financing business (as we continued to wind down the business in fiscal 2010), and fees earned from promoting, managing and operating collectibles trade shows and conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy.  We do not consider revenues from product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth our total net revenues for the fiscal years ended June 30, 2010, 2009 and 2008, broken out between the revenues generated by our authentication and grading services and other related services (inclusive of revenues from product sales), respectively (dollars in thousands):

					2010 vs. 2009
	2010		2009		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$32,617	82.0%	$28,645	79.8%	$3,972	13.9%
Other related products and services	7,146	18.0%	7,269	20.2%	(123)	(1.7)%
Total net revenues	$39,763	100.0%	$35,914	100.0%	$3,849	10.7%

					2009 vs. 2008
	2009		2008		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$28,645	79.8%	$31,587	80.0%	$(2,942)	(9.3)%
Other related products and services	7,269	20.2%	7,918	20.0%	(649)	(8.2)%
Total net revenues	$35,914	100.0%	$39,505	100.0%	$(3,591)	(9.1)%

The following tables set forth certain information regarding the increases or decreases in (i) net revenues from the authentication and grading of collectible coins and trading cards and autographs, which are our two largest authentication and grading businesses, and (ii) net revenues from our other businesses which, for purposes of this table, include the authentication and grading of stamps and our non-grading businesses that generate our other related service revenues and product sales revenues (in thousands):

					2010 vs. 2009
	2010		2009		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$25,689	64.6%	$20,549	57.2%	$5,140	25.0%	252,100	17.3%
Cards and Autographs(1)	9,746	24.5%	10,190	28.4%	(444)	(4.4)%	(52,600)	(3.9)%
Other (2)	4,328	10.9%	5,175	14.4%	(847)	(16.4)%	(6,700)	(26.1)%
	$39,763	100.0%	$35,914	100.0%	$3,849	10.7%	192,800	6.8%

					2009 vs. 2008
	2009		2008		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$20,549	57.2%	$21,883	55.4%	$(1,334)	(6.1)%	(18,800)	(1.3)%
Cards and Autographs(1)	10,190	28.4%	11,518	29.2%	(1,328)	(11.5)%	(189,400)	(12.4)%
Other (2)	5,175	14.4%	6,104	15.4%	(929)	(15.2)%	(27,300)	(51.5)%
	$35,914	100.0%	$39,505	100.0%	$(3,591)	(9.1)%	(235,500)	(7.7)%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our stamp authentication and grading business, CCE subscription fees, CFC interest income, the revenues of our Expos convention business, and product sales revenues.

Fiscal 2010 vs. 2009.  For fiscal 2010, net revenues increased by $3,849,000, or 10.7%, from $35,914,000 in fiscal 2009 to $39,763,000 in fiscal 2010.  The increase was attributable to a $3,972,000, or 13.9%, increase in grading and authentication fees and a small reduction in other related services related to product sales.  The increased grading and authentication fees for fiscal 2010 included increased coins grading and authentication fees of $4,676,000, or 25%, partially offset by reductions of $370,000, or 4%, in our trading cards and autographs businesses and $334,000, or 36%, in stamps.

Due to the strong performance of our coin grading and authentication business relative to our other businesses in fiscal 2010, our coin business represented approximately 65% of total revenues, compared to 57% of total revenues in fiscal year 2009; thereby, increasing the importance of our coin grading and authentication business to our overall financial performance.

The increase in coin grading and authentication fees of $4,676,000 for fiscal 2010 was due primarily to modern coin grading revenue increases of approximately $3,700,000, or 60%, over the corresponding periods in fiscal 2009.  Also contributing to the coin increase in fiscal 2010, was revenues from grading and authentication of coins at collectible trade shows which increased by approximately $780,000, or 23%, over the prior fiscal year, due primarily to an increase in the number of shows attended in those periods.  Revenues from the grading and authentication of vintage coins were substantially unchanged in fiscal 2010 compared to fiscal 2009.

We believe the economic recession and credit crisis primarily led to the decrease in revenues from the authentication and grading of trading cards, autographs and stamps.  However, we did see a slower rate of decline in trading card and autograph authentication and grading revenues in the fourth quarter of fiscal 2010, when such revenues decreased by 1% as compared to the fourth quarter of 2009.

Although the growth in the level of modern coin submissions provided substantially all of the additional revenues in fiscal revenues in 2010, the level of modern coin revenues can be volatile due to specific customer activity or marketing programs in a given period.  We continue to see a strong performance in modern coin revenues although the increase in modern coin revenues decreased to 46% in the fourth quarter of fiscal 2010 compared to 67% for the first nine months of the year.  In addition, having achieved a very strong 60% growth in modern coin revenues in fiscal 2010, it is uncertain what level of growth, if any, can be achieved in fiscal year 2011.

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

The 9.3% decrease in authentication and grading fees in fiscal 2009 was attributable to decreases in the fees generated by all of our authentication and grading businesses.  Coin authentication and grading fees decreased by approximately $1,200,000, or 6%, trading cards decreased by $1,200,000, or 12%, and stamps decreased by approximately $500,000, or 34%, respectively, in fiscal 2009.  The decrease in coin authentication and grading fees was the result of (i) a $1.4 million or 30% decrease in the on-site authentication and grading fees generated at coin trade shows, (ii) a $0.3 million or 6% decrease in modern coin grading fees, which were partially offset by (iii) a $0.5 million or 5% increase in the fees generated from the authentication and grading of vintage coins, the submissions of which increased in fiscal 2009 as compared to fiscal 2008.

In the fourth quarter of fiscal 2009, our authentication and grading revenues were approximately the same as in the fourth quarter of fiscal 2008, due primarily to a 12% increase in coin authentication and grading fees, which more than offset decreases of 16% and 46%, respectively, in revenues from our authentication and grading of trading cards and autographs and stamps.  The increase in coin authentication and grading fees was attributable, primarily, to an increase of the grading and authentication of modern coins in the quarter, a trend that continued into fiscal 2010 (see above).

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security, and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other related services businesses and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold.  In addition, costs of revenues include stock-based compensation attributable to stock incentive awards granted to employees whose compensation is classified as part of the costs of authentication and grading revenues.

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2010, 2009 and 2008 (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Gross profit	$24,169	$19,529	$19,726
Gross profit margin	60.8%	54.4%	49.9%

Fiscal 2010 vs. 2009.  As indicated in the above table, our gross profit margin increased to 60.8% in fiscal 2010 from 54.4% in fiscal 2009. That increase primarily reflects (i) an increase of 25% in fiscal 2010 in coin-related revenues on which we earn a higher gross profit margin; (ii) lower direct costs, both in dollars and percentage terms, as a result of our cost reduction programs and operational efficiencies; and (iii) a reduction of $294,000 in stock-based compensation expense in fiscal 2010 as a result of awards granted in periods prior to fiscal 2009 that became fully vested in fiscal 2009.  In fiscal 2010, our gross profit margin on a quarterly basis varied between 59% and 63%.

Fiscal 2009 vs. 2008.  Our total gross profit margin increased from 49.9% in fiscal 2008 to 54.4% in fiscal 2009.  Excluding, for both years, the effect of product sales revenues, which are not an integral part of our core revenues generating activities, and increased warranty costs of $822,000 in fiscal 2008 as a result of unexpected claims in significant dollar amounts that arose during that period, the gross profit margin for grading and authentication and other related services would have been 55.5% for fiscal 2009, compared with 53.2% for fiscal 2008.  The improvement in the gross profit margins was the result primarily of cost reduction programs, including headcount and publications direct costs reductions, implemented in our coin grading business in response to the decline in revenues in 2009, compared to 2008,  partially offset by a lower gross margin on trading cards and autograph revenues.  In the fourth quarter of fiscal 2009, the gross profit margin, excluding the effect of coin sales, increased to 58%, compared to 52% in the fourth quarter of fiscal 2008.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Selling and marketing expenses	$5,068	$4,306	$5,137
As a percentage of net revenues	12.7%	12.0%	13.0%

Fiscal 2010 vs. 2009.  The $762,000 increase in selling and marketing expenses in the fiscal 2010, compared to fiscal 2009, was primarily attributable to increased incentive compensation expenses due to the increase in coin authentication and grading submissions and higher costs incurred in connection with on-site grading at trade shows due primarily to an increase in the number of trade shows at which we participated in fiscal 2010.

Fiscal 2009 vs. 2008.  In fiscal 2009, selling and marketing expenses decreased by $831,000 and as a percentage of net revenues, notwithstanding the 9.1% decrease in net revenues in fiscal 2009.  That decrease was primarily attributable to the implementation of a cost-savings program that included reductions in personnel, media costs and the expenses of providing on-site grading services at collectibles trade shows, as well as a reduction in fiscal 2009, as compared to fiscal 2008, in the mix of trade shows at which we offered on-site trading card and stamp authentication and grading services.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting personnel and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses.  G&A expenses also include stock-based compensation costs, arising from the grant of stock awards to general and administrative personnel and outside directors.

The following table compares our G&A expenses that we incurred in fiscal 2010 to the G&A expenses we incurred in fiscal 2009 and 2008 (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
General & administrative expenses	$10,118	$11,615	$12,793
As a percentage of net revenues	25.5%	32.4%	32.4%

2010 vs. 2009.  G&A expenses decreased by $1,497,000 in fiscal year 2010, compared to fiscal 2009.  That reduction was primarily attributable to staff reductions, cost-savings measures, most of which were initially effectuated in the latter half of fiscal 2009, a reduction of outside professional fees, and the absence, in fiscal year 2010, of severance costs of approximately $400,000 recognized in connection with the departure of the Company’s former chief executive officer in fiscal 2009.  In addition, the reduction in G&A expenses were partially offset by increased non-cash stock-based compensation costs of $503,000 in fiscal 2010, compared to the same periods of the prior year, primarily related to restricted stock grants to management (see “Critical Accounting Policies and Estimates ― Stock-Based Compensation”).

Fiscal 2009 vs. 2008.  The decrease in G&A expenses of $1,178,000 in fiscal 2009 compared to fiscal 2008, was due primarily to cost reduction measures implemented in fiscal 2009 to bring G&A expenses more into line with revenues.  Those measures, which included, among others, workforce reductions and reductions in professional fees, enabled us to keep G&A expenses, as a percentage of revenues, at 32.4% despite the 9.1% decline in revenues in fiscal 2009.  The reduction in G&A expenses resulting from those costs-reduction measures more than offset severance costs of approximately $400,000 recognized in fiscal 2009 in connection with the departure of the Company’s former chief executive officer.  Also contributing to the decrease in G&A expenses was a $428,000 decrease in stock-based compensation expense in fiscal 2009, as compared to fiscal 2008, due to a reduction in the number of stock awards granted and an increase in forfeitures of outstanding stock awards during fiscal 2009, in each case as compared to fiscal 2008.

Impairment Losses
	Fiscal Year Ended June 30, (Dollars in thousands)
	2010	2009	2008
Impairment losses	$-	$649	$-
As a percentage of net revenues	-	1.8%	-

The impairment loss in fiscal 2009 was attributable to a determination that, due to technical and operational inefficiencies, the carrying value of capitalized software developed for our autograph business was impaired at June 30, 2009.

Amortization of Intangible Assets
	Fiscal Year Ended June 30, (Dollars in thousands)
	2010	2009	2008
Amortization expense	$627	$871	$490
As a percentage of net revenues	1.6%	2.4%	1.2%

FY2010 vs. 2009.  The decrease in amortization expenses in fiscal 2010, compared to fiscal 2009, of $244,000, reflects lower costs as prior year capitalized projects became fully amortized, and the impairment of one project in fiscal 2009.

FY2009 vs. 2008.  The increase in the amortization expense of $381,000 in fiscal 2009, compared to fiscal 2008, was primarily attributable to the amortization of capitalized software costs, for which amortization commences as development projects are completed.  In addition, we also incurred amortization costs in connection with the intangible assets that we had acquired in business acquisitions that were consummated during fiscal 2006 through the first quarter of fiscal 2007.  Capitalized software costs and acquired intangible assets are being amortized over their estimated useful lives as described in note 2 to our Consolidated Financial Statements included in Item 8 of this Report.

Stock-Based Compensation Expense

We recognized stock-based compensation expense, arising from the grant of restricted stock and stock option awards, of $968,000, $759,000 and $1,179,000 during fiscal 2010, 2009 and 2008, respectively.  Stock-based compensation expense is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) selling and marketing expenses, in the case of stock awards granted to marketing and sales personnel; and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows (dollars in thousands):

	Fiscal Year Ended June 30,
Included In:	2010	2009	2008
Cost of revenues	$-	$294	$293
Selling and marketing expenses	-	-	(7)
General and administrative expenses	968	465	893
	$968	$759	$1,179

The increase in stock-based compensation expense in fiscal 2010 was due primarily to the recognition of $461,000 of stock-based expense for the performance-based component of the restricted stock awarded to the Company’s executive officers in fiscal 2010, partially offset by reduced stock-based compensation for stock options and awards that became fully vested in 2009.   See “Critical Accounting Policies and Estimates ― Stock-Based Compensation Expense” above in this Item 7 of this Report.

There were no new options granted in fiscal 2010.  When applicable, we calculate stock-based compensation by estimating the fair value of stock options as of their respective grant dates using the Black-Scholes option valuation model and various assumptions that are described in note 13 to our Consolidated Financial Statements included in Item 8 of this Report and recognize such costs on a straight-line basis over the vesting period of the options.

A total of $459,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2010 and will be recognized as compensation expense as follows:

Year Ending June 30,
2011	$360,000
2012	99,000
Total	$459,000

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s forfeiture percentage (see note 18 to our consolidated financial statements included in Item 8 of this Report).

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds, short-term bank certificates of deposit and commercial paper instruments and tax-free funds.  Such interest income does not include the interest that we generate on loans that we have made pursuant to our dealer-financing program, which are included in net revenues.  The following table compares the interest income we earned in the fiscal years ended June 30, 2010, 2009 and 2008 (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Interest income, net	$89	$284	$1,138
Percent of net revenue	0.2%	0.8%	2.9%

2010 vs. 2009.  Interest income, net was $89,000 in fiscal 2010, compared with $284,000 in fiscal 2009.  That decrease was primarily attributable to (i) a shift, during fiscal 2009, of our cash and cash equivalent balances into money-market investments; (ii) a decrease in our average cash balances in the fiscal 2010, compared to 2009, due to the use of a portion of our available cash to fund the buyback of common stock in our “Dutch Auction” tender offer and the payment of increased dividends to stockholders in fiscal 2010; (iii) cash used in the operating activities of our discontinued operations; and (iv) lower prevailing interest rates as a result of actions taken by the Federal Reserve Board.

2009 and 2008.  Interest income, net, was $284,000 in fiscal 2009, compared with $1,138,000 in fiscal 2008.  That decrease was primarily attributable to (i) a shift of our cash and cash equivalent balances into lower yielding government guaranteed money market funds; (ii) a decrease in our average cash balances in fiscal 2009, compared to fiscal 2008, due to the use of a portion of our available cash to fund quarterly dividends, share repurchases, capital expenditures, and the losses incurred by our discontinued operations; and (iii) a decrease in interest rates earned on our cash and cash equivalent balances in fiscal 2009, compared to fiscal 2008, due to reductions in prevailing market rates of interest.

Provision for Income Taxes
	Fiscal Year Ended June 30, (Dollars in thousands)
	2010	2009	2008
(Benefit) provision for income taxes	$(8,330)	$1,183	$2,155

The income tax benefit of $8,330,000 in fiscal 2010, primarily reflects the release of valuation allowances, as a result of improved operating results for the year and management’s assessment that it is more likely than not that the Company will realize substantially all of its deferred tax assets at June 30, 2010.  See “Critical Accounting Policies and Estimates ― Income Tax, Deferred Tax Assets and Valuation Allowances.”

The income tax provision for fiscal 2009 reflects valuation allowances that we established against the Company’s deferred tax assets due to uncertainties with respect to the realization of the tax benefits comprising those assets, net of a tax benefit of $96,000, related to the reversal of certain tax exposures for uncertain state tax positions that had been resolved.

The income tax provision recorded in fiscal 2008 reflects tax at the effective rate for fiscal 2008 and a valuation allowance for California Enterprise Zone Tax Credits, due to our determination that it had become more likely than not that we would be unable to recover, in full, the income tax benefits comprising our deferred tax assets in the fourth quarter of fiscal 2008.

Discontinued Operations
	Fiscal Year Ended June 30, (Dollars in thousands)
	2009	2008	2007
Loss from discontinued operations, net of losses on sales of discontinued businesses (net of income taxes)	$107	$18,126	$15,927

The loss from discontinued operations in fiscal year 2010 primarily reflects accretion expenses (net of income taxes) associated with the Company’s ongoing obligations for the spaces formerly occupied by our discontinued jewelry businesses.  In the second quarter of fiscal 2010, the Company increased its loss accruals for those leases by $405,000.  In May 2010, the Company entered into two agreements to reduce its lease obligations, whereby one of the leases was sublet to a third party, and the second facility was returned to the landlord, and the lease terminated with only a financial obligation remaining.  As a result, the Company released approximately $500,000 of its loss accruals for these leases in the fourth quarter of 2010.  See “Critical Accounting Policies and Estimates ― Accrual for Losses on Facility Leases.”

The loss from discontinued operations for fiscal 2009, primarily reflects (i) losses of $5,219,000 that we recognized on the discontinuance and exit from our jewelry authentication and grading businesses in fiscal 2009; (ii) impairment losses of $7,695,000 recognized at December 31, 2008 to the carrying values of long lived assets and goodwill of those jewelry businesses; and (iii) losses of $5,212,000 incurred from the ongoing operations of our discontinued businesses from July 1, 2009 through the date of their discontinuance, which was March 2, 2009.  No income tax benefits were recognized in connection with the recognition of those losses in fiscal 2009, due to uncertainty as to the realization of our deferred tax assets in future periods.  See “Critical Accounting Policies and Estimates -- Long-Lived Assets Other Than Goodwill—Goodwill and Income Taxes and Deferred Tax Assets” above.

The losses from discontinued operations for fiscal 2008, consist of (i) losses of $7,867,000 from the operations of our discontinued businesses, including our jewelry authentication and grading businesses, incurred in the year ended June 30, 2008, and (ii) impairment losses of $11,233,000, recognized in fiscal 2008, to the carrying value of long-lived assets and goodwill of our jewelry businesses, partially offset by related income tax benefits recognized in fiscal 2008.

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2008 and ending on June 30, 2010.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

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

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Statement of Operations Data:
Net revenues	$9,043	$7,802	$9,315	$9,754	$9,298	$8,883	$10,790	$10,792
Cost of revenues	4,126	4,027	4,111	4,121	3,739	3,633	4,204	4,018
Gross profit	4,917	3,775	5,204	5,633	5,559	5,250	6,586	6,774
Operating Expenses:
SG&A expenses	4,416	3,995	4,007	3,503	3,581	3,604	3,908	4,093
Impairment of other intangible assets	-	-	-	649	-	-	-	-
Amortization of intangible assets	168	199	253	251	182	181	143	121
Operating income (loss)	333	(419)	944	1,230	1,796	1,465	2,535	2,560
Interest and other income, net	136	77	56	29	40	12	35	32
Income (loss) before income taxes	469	(342)	1,000	1,259	1,836	1,477	2,570	2,592
Provision (benefit) for income taxes(1)	-	1,210	109	(136)	127	(202)	129	(8,384)
Income (loss) from continuing operations	469	(1,552)	891	1,395	1,709	1,679	2,441	10,976
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(2)	(1,766)	(9,373)	(5,679)	(1,308)	(53)	(508)	(68)	522
Net income (loss)	$(1,297)	$(10,925)	$(4,788)	$87	$1,656	$1,171	$2,373	$11,498
Net income (loss) per basic share:
From continuing operations	$0.05	$(0.17)	$0.10	$0.15	$0.23	$0.23	$0.33	$1.48
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.19)	(1.03)	(0.63)	(0.14)	(0.01)	(0.07)	(0.01)	0.07
Net income (loss)	$(0.14)	$(1.20)	$(0.53)	$0.01	$0.22	$0.16	$0.32	$1.55
Net income (loss) per diluted share:
From continuing operations	$0.05	$(0.17)	$0.10	$0.15	$0.22	$0.22	$0.32	$1.43
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.19)	(1.03)	(0.63)	(0.14)	-	(0.07)	(0.01)	0.07
Net income (loss)	$(0.14)	$(1.20)	$(0.53)	$0.01	$0.22	$0.15	$0.31	$1.50
Weighted average shares outstanding
Basic	9,146	9,079	9,083	9,102	7,551	7,404	7,420	7,429
Diluted	9,186	9,079	9,108	9,140	7,629	7,555	7,676	7,689

(1)
The income tax benefit in the fourth quarter of fiscal 2010 related to the release of valuation allowances.  See “Critical Accounting Policies and Estimates ― Income Tax, Deferred Tax Assets and Valuation Allowances.”

(2)
The income from discontinued operations in the fourth quarter of fiscal 2010 related to agreements reached in the fourth quarter to reduce the Company’s obligations under the New York leases.  See “Critical Accounting Policies and Estimates ― Accruals for Losses on Facility Leases.”

	Quarter Ended (In thousands)
	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010
Selected Operating Data:
Units authenticated or graded
Coins	328	291	405	432	359	400	480	469
Trading cards and autographs	344	340	314	342	334	301	318	334
Stamps	7	7	6	6	5	5	5	4
Total	679	638	725	780	698	706	803	807

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2010, we had cash and cash equivalents of approximately $20,321,000, as compared to cash and cash equivalents of $23,870,000 at June 30, 2009 and $23,345,000 at June 30, 2008.

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

During fiscal 2010, we used approximately $8,750,000 (excluding expenses) to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer and approximately $5,943,000 to pay cash dividends to our stockholders.

Cash Flows.

Cash Flows from Continuing Operations.  During the fiscal years ended June 30, 2010, 2009 and, 2008, our operating activities from continuing operations generated cash of $10,529,000, $5,806,000 and $531,000, respectively, primarily reflecting income from continuing operations, as adjusted for non-cash expenses (including impairment losses), and, to a lesser extent, changes in current assets and current liabilities, due to the timing of activities during those periods.  In addition, changes in deferred tax balances and the timing of income taxes receivables and payables impact our cash flows from continuing operating activities, although the level of such tax balances can be affected by the activities of our discontinued operations, because all tax balances (whether as a result of continuing or discontinued operations) are accounted for as part of continuing operations.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $1,303,000, $6,568,000 and $4,034,000 in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.  In 2010, cash used in discontinued operations related primarily to the payment of ongoing obligations for the New York lease commitments and severance and other payments.  In 2009, cash used in discontinued operations consisted of $18,126,000 of losses arising from the discontinuance of the jewelry authentication and grading businesses, adjusted for (i) a non-cash impairment loss of $7,695,000; (ii) the $4,000,000 long-term operating lease accrual, discussed above, for the office facilities that had been occupied by those businesses prior to their closure; and (iii) non-cash expenses and losses on disposal of assets of our discontinued businesses recognized in fiscal 2009.  Cash used by our discontinued operations declined significantly in fiscal 2010, primarily because substantially all of the costs of discontinuing and exiting the jewelry businesses were paid in fiscal 2009.  However, there will continue to be cash obligations, consisting primarily of rents and related costs, payable with respect to the two office facilities in New York City that had formerly been occupied by our discontinued jewelry businesses.  See “Outstanding Financial Obligations -- Discontinued Operations” below.

In fiscal 2008, cash used in discontinued operations consisted of the operating losses incurred by our jewelry authentication and grading businesses and our other discontinued businesses, capital expenditures incurred in support of those businesses and a non-cash impairment loss of $11,233,000 that was recognized in the fourth quarter of fiscal 2008.

Cash from or Used in Investing Activities.  In fiscal 2010, cash flows provided by investing activities were $1,960,000 and were mainly comprised of the collections of $2,355,000 of customer notes receivable, offset by capital expenditures of $479,000.  At June 30,2010, substantially all customer notes receivable balances have been collected. In fiscal 2009, investing activities generated net cash of $3,700,000, comprised, primarily of (i) $3,285,000 of net cash generated from collections of notes evidencing loans that we had made to collectibles dealers as part of our CFC dealer financing program, as we wound down that program by discontinuing new loans in the second half of the year; and (ii) $796,000 of cash generated from collection of receivables from discontinued operations and proceeds from the sales of net assets of those operations, partially offset by capitalized software costs of $261,000, which declined significantly as compared to fiscal 2008 and 2007 because we completed our software development projects in 2009.  By comparison, in fiscal 2008 investing activities used cash of $5,054,000, consisting primarily of net cash of $3,106,000 to fund dealer loans and $1,220,000 to fund capitalized software costs.

Cash Used in Financing Activities.  In the fiscal years ended June 30, 2010, 2009 and 2008, financing activities used net cash of $14,735,000, $2,413,000 and $10,484,000, respectively, primarily to pay cash dividends and repurchases of shares of our common stock pursuant to a buyback program adopted by our Board of Directors.  In 2010, the Company purchased shares pursuant to a “Dutch Auction” tender officer for $8,910,000; whereas, in 2009 and 2008, respectively, we bought shares for $484,000 and $2,209,000.  Dividends paid were $5,943,000, $2,090,000 and $8,517,000 for the fiscal years ended June 2010, 2009 and 2008, respectively.  The decline in cash used in financing activities in fiscal 2009, as compared to fiscal 2010 and 2008, was primarily due to a decision by our Board of Directors to suspend the payment of cash dividends and the repurchase of shares in fiscal 2009 in order to preserve cash to fund the Company’s jewelry businesses and support our continuing operations in anticipation of the adverse impact of the economic recession and credit crisis on our cash flows  In the second quarter of 2010, the Board of Directors resumed the payment of cash dividends.

Outstanding Financial Obligations

Continuing Operations.

In December 2008, we extended the term of our operating lease for our corporate headquarters to March 2019.  That extension, which became effective in February 2009, provided for (i) a reduction in the square footage leased by the Company; (ii) a reduction in the base rental rate per square foot for the first four years of the term of the extended lease; and (iii) a contribution by the landlord of up to $200,000 toward tenant improvements.  In accordance with GAAP, we recognize the rent expense under this lease on a straight-line basis over the rental period.  At June 30, 2010, we did not have any other material financial obligations in connection with our continuing operations.

The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Net Amount	Sublease Income
2011	1,232	42
2012	1,256	43
2013	1,166	45
2014	1,104	46
2015	1,078	47
Thereafter	4,242	191
	$10,078	$414

Discontinued Operations

At June 30, 2010, we had the following remaining financial obligations for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, over the remaining duration of those leases, which will expire in December 31, 2015 and 2017.  In the fourth quarter of 2010, we subleased one of the facilities, and we returned the second facility to the landlord in exchange for a reduction in our gross remaining rental obligations for that facility, although we continue to have a continuing financial obligation for that facility (in thousands):

Fiscal Year	Amount
2011	$475
2012	501
2013	540
2014	566
2015	599
Thereafter	1,251
$3,932
Less: Estimated fair value of minimum lease payments accrued	(3,340)
$592

The cash payment obligations under these two leases are to be paid in accordance with the schedule above.

We will re-evaluate these estimates and update this loss accrual, as necessary, to take account of any changes that might occur in those remaining obligations.  See “Critical Accounting Policies and Estimates ― Accrual for Losses on Facility Leases” above.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  During fiscal 2008 and through the first quarter of fiscal 2009, we paid quarterly cash dividends of $0.23 per common share for an expected annual cash dividend to stockholders of $0.91 per common share.  As a result, we paid dividends totaling $8,517,000 in fiscal 2008 and $2,090,000 in fiscal 2009, respectively.

On September 26, 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan and the growth of its business.  At the same time, the Board of Directors approved a one time 10% stock dividend on the Company’s outstanding shares.  In the second quarter of fiscal 2010, the Board of Directors approved the resumption of the payment of dividends at $0.25 per share per quarter.  In the fourth quarter of fiscal 2010, the dividend was increased to $0.30 per share per quarter.

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  During the fiscal years ended June 30, 2009 and 2008, we repurchased a total of 120,000 and 232,152 shares, respectively, of our common stock under this program for aggregate purchase prices of approximately $484,000 and $2,198,000, respectively (excluding transaction costs).  We continue to have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers; (ii) fund working capital requirements; (iii) fund obligations associated with our discontinued businesses; and (iv) fund the payment of dividends and for other general corporate purposes.  In addition, because we expect that our continuing operations will generate positive cash flow in the future, we plan to consider other uses for our available cash that we believe will enhance stockholder value, which could include the resumption of cash dividends or additional buybacks of shares.

Although we have no current plans to do so, we also may seek borrowings and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due to the economic recession and the credit crisis in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in December 2007 regarding business combinations and consolidation. The pronouncement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future business combinations completed by the Company, if any.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in April 2009 regarding assets and liabilities assumed in a business combination that arise from contingencies. The pronouncement requires that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated the asset or liability would generally be recognized in accordance with accounting for contingencies. The pronouncement also removed the subsequent accounting guidance for assets and liabilities arising from contingencies and eliminated the requirement to disclose an estimate of the range of possible outcomes or recognized contingencies at the acquisition date. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future business combinations completed by the Company, if any.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding amendments to existing guidance on variable interest entities. The pronouncement eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding the amendments to existing guidance on the transfer of financial assets. The pronouncement removed the exemption from consolidation for Qualifying Special Purpose Entities (QSPE’s). The guidance also limited the circumstances in which a financial asset, or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  Management does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended fair value disclosure guidance.  The new guidance requires disclosure of transfers in and out of Levels 1 and 2 fair value measurements including a description of the reasons for the transfer where significant and disclosure of activity in Level 3 fair value measurements, including information on a gross basis regarding purchases, sales, issuances and settlements. Amendments to existing guidance were also made regarding classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The Company will adopt this guidance on July 1, 2011.  Management does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In February 2010, the FASB issued amended guidance on subsequent events disclosure requirements for SEC filers. Under the new guidance, an SEC filer is presumed to have completed a review of subsequent events up to the date of filing its financial statements and is not required to disclose the date through which subsequent events have been evaluated. The amendment is effective for the Company for the annual period ended June 30, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2009, we had approximately $20,321,000 in cash and cash equivalents, primarily invested in money market accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California
September 8, 2010

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$20,321	$23,870
Accounts receivable, net of allowance of $75 in 2010 and $63 in 2009	1,246	1,252
Refundable income taxes	335	-
Inventories, net	708	497
Prepaid expenses and other current assets	919	868
Customer notes receivable, net of allowance of $16 in 2010 and $31 in 2009	-	2,340
Net deferred income tax asset	4,365	-
Notes receivable from sale of net assets of discontinued operations	96	212
Current assets of discontinued operations	52	102
Total current assets	28,042	29,141

Property and equipment, net	1,145	1,174
Goodwill	2,826	2,626
Intangible assets, net	2,184	2,776
Net deferred income tax asset	3,807	-
Notes receivable from sale of net assets of discontinued operations, less current portion	170	300
Other assets	330	74
Non-current assets of discontinued operations	182	182
	$38,686	$36,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434	$1,051
Accrued liabilities	1,495	1,344
Accrued compensation and benefits	1,804	1,341
Income taxes payable	197	252
Net deferred income tax liability	-	60
Deferred revenue	1,926	1,883
Current liabilities of discontinued operations	923	1,827
Total current liabilities	7,779	7,758

Deferred rent	321	220
Net deferred income tax liability	-	208
Non-current liabilities of discontinued operations	2,974	3,308
Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 7,693 in 2010 and 9,158 in 2009	8	9
Additional paid-in capital	68,134	75,957
Accumulated deficit	(40,530)	(51,187)
Total stockholders’ equity	27,612	24,779
	$38,686	$36,273

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2010	2009	2008
Net revenues:
Grading, authentication and related services	$39,763	$35,914	$39,505
Cost of revenues:
Cost of grading, authentication and related services	15,594	16,385	19,779
Gross profit	24,169	19,529	19,726
Operating expenses:
Selling and marketing expenses	5,068	4,306	5,137
General and administrative expenses	10,118	11,615	12,793
Impairment loss on intangible assets	-	649	-
Amortization of intangible assets	627	871	490
Total operating expenses	15,813	17,441	18,420
Operating income	8,356	2,088	1,306
Interest income, net	89	284	1,138
Other income, net	30	14	6
Income before (benefit) provision for income taxes	8,475	2,386	2,450
(Benefit) provision for income taxes	(8,330)	1,183	2,155
Income from continuing operations	16,805	1,203	295
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(107)	(18,126)	(15,927)
Net income (loss)	$16,698	$(16,923)	$(15,632)

Net income (loss) per basic share:
Income from continuing operations	$2.26	$0.13	$0.03
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.02)	(1.99)	(1.71)
Net income (loss)	$2.24	$(1.86)	$(1.68)

Net income (loss) per diluted share:
Income from continuing operations	$2.20	$0.13	$0.03
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	(1.98)	(1.69)
Net income (loss)	$2.19	$(1.85)	$(1.66)
Weighted average shares outstanding:
Basic	7,451	9,103	9,295
Diluted	7,637	9,135	9,419
Dividends declared per common share	$0.80	$0.23	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	8,496	$9	$76,737	$(7,855)	$68,891
Cumulative effects of adoption of FIN 48 (see note 9)	-	-	-	(170)	(170)
Exercise of stock options	76	-	242	-	242
Stock-based compensation – options	-	-	873	-	873
Stock-based compensation – restricted stock	21	-	352	-	352
Shares repurchased and cancelled under the Stock Repurchase Plan	(232)	(1)	(2,208)	-	(2,209)
Net loss	-	-	-	(15,632)	(15,632)
Dividends paid	-	-	-	(8,517)	(8,517)
Balance at June 30, 2008	8,361	8	75,996	(32,174)	43,830
10% stock dividend issued November 2008	828	1	(1)	-	-
Shares sold to directors	40	-	161	-	161
Stock-based compensation – options	-	-	524	-	524
1999 supplier stock options expired in 2009	-	-	(495)	-	(495)
Stock-based compensation – restricted stock	49	-	256	-	256
Shares repurchased and cancelled under the Stock Repurchase Plan	(120)	-	(484)	-	(484)
Net loss	-	-	-	(16,923)	(16,923)
Dividends paid	-	-	-	(2,090)	(2,090)
Balance at June 30, 2009	9,158	9	75,957	(51,187)	24,779
Exercise of stock options	10	-	118	-	118
Stock-based compensation – options	-	-	27	-	27
Stock-based compensation – restricted stock	275	-	941	-	941
Shares purchased and cancelled under the Dutch Auction Tender Offer	(1,750)	(1)	(8,909)	-	(8,910)
Net income	-	-	-	16,698	16,698
Dividends paid and accrued	-	-	-	(6,041)	(6,041)
Balance at June 30, 2010	7,693	$8	$68,134	$(40,530)	$27,612

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,698	$(16,923)	$(15,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	107	18,126	15,927
Depreciation and amortization expense	991	1,401	1,081
Stock-based compensation expense	968	759	1,179
Impairment losses on long-lived assets	-	649	-
Provision for bad debts	4	42	27
Provision for inventory write-down	58	176	23
(Gain) loss on sale of property and equipment	(12)	2	(4)
Gain on customer notes	-	(10)	-
Interest on note receivables	(9)	(8)	(9)
Provision for deferred income taxes	(8,440)	1,168	(1,136)
Changes in operating assets and liabilities:
Accounts receivable	37	(82)	(101)
Inventories	(269)	288	(576)
Prepaid expenses and other	(53)	(16)	36
Refundable income taxes	(335)	575	645
Other assets	(204)	60	8
Accounts payable and accrued liabilities	436	(284)	(154)
Accrued compensation and benefits	463	72	(600)
Income taxes payable	(55)	(117)	82
Deferred revenue	43	(118)	(170)
Deferred rent	101	46	(95)
Net cash provided by operating activities of continuing operations	10,529	5,806	531
Net cash used in operating activities of discontinued operations	(1,303)	(6,568)	(4,034)
Net cash provided by (used in) operating activities	9,226	(762)	(3,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	104	3	143
Capital expenditures	(479)	(123)	(960)
Expos purchase price adjustment	(200)	-	(3)
Advances on customer notes receivable	-	(2,446)	(7,829)
Proceeds from collection of customer notes receivable	2,355	5,731	4,723
Capitalized software	(35)	(261)	(1,220)
Cash received from sale of net assets of discontinued operations	215	796	92
Net cash provided by (used in) investing activities	1,960	3,700	(5,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	161	-
Proceeds from exercise of stock options	118	-	242
Payments for retirement of common stock	(8,910)	(484)	(2,209)
Dividends paid to common stockholders	(5,943)	(2,090)	(8,517)
Net cash used in financing activities	(14,735)	(2,413)	(10,484)
Increase (decrease) in cash and cash equivalents	(3,549)	525	(19,041)
Cash and cash equivalents at beginning of year	23,870	23,345	42,386
Cash and cash equivalents at end of year	$20,321	$23,870	$23,345

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended June 30,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$431	$(488)	$(651)
Interest paid	$-	$59	$28

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

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Organization and Nature of Business

Organization

Collectors Universe, Inc. (“we,” “us,” the “Company,” “Management” or “Collectors Universe”) is a Delaware corporation that was organized on February 5, 1999 for the purpose of enabling Professional Coin Grading Service, Inc. (“PCGS”), the Company’s predecessor corporation, to acquire other businesses that, like PCGS, would provide services to the collectibles markets.  On February 5, 1999, Collectors Universe issued 4,327,000 shares of common stock in exchange for all of the outstanding shares of PCGS.  As a result of that exchange, the former stockholders of PCGS became stockholders of Collectors Universe, with each of them receiving a number of our shares based on his or her percentage ownership of the shares of PCGS.  Prior to this exchange, Collectors Universe had no operating assets or liabilities and had not yet conducted any operations.  The assets and liabilities acquired were recorded at the PCGS’ basis as the transaction represented a transfer of assets and liabilities between entities under common control.

In fiscal year 2005, we organized Collectors Finance Corporation (“CFC”) as a 100% subsidiary to engage in the business of making short-term loans to collectibles dealers pursuant to a dealer-financing program.  Following the receipt in March 2005 of a California Finance Lenders License, CFC began making short-term loans to established collectibles dealers.  The loans are secured by the delivery of coins or other collectibles to us.  This business was wound down in fiscal 2009 and 2010.

In fiscal years 2006 and 2007, the Company acquired the following businesses, the results of operations of which have been consolidated into the financial statements of the Company, either as continuing or discontinued operations, from their respective dates of acquisition:

Business	Acquisition Date	Purchase Price
CoinFacts.com	July 14, 2005	$0.5 million
Certified Coin Exchange	September 2, 2005	$2.4 million
Gem Certification & Appraisal Lab, LLC (“GCAL”)	November 8, 2005	$3.3 million (i)
Gemprint Corporation	December 22, 2005	$8.6 million (i)
Expos Unlimited LLC	July 1, 2006	$2.7 million
American Gemological Laboratory (“AGL”)	August 18, 2006	$3.9 million (i)

(i)	Businesses were discontinued in the third and fourth quarters of fiscal 2009. See Nature of Our Business below and note 3.

Nature of Our Business

We are engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, stamps, sports memorabilia and autographs.  We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles.  We also publish magazines that provide market prices and information for certain collectibles and high-value assets, that is accessible on our websites and sell advertising in those magazines and on those websites; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate collectibles trade shows.

During fiscal year 2009, the Board of Directors authorized the sale of (i) PCGS Currency grading business; (ii) the closure and sale of the jewelry grading businesses, consisting of GCAL and AGL; and (iii) the sale of the Gemprint business.  These businesses, with the exception of the Gemprint business, were sold in fiscal 2009, and the results of operations, net operating assets and liabilities and related cash flows of those discontinued businesses already sold or held for sale have been classified as part of discontinued operations in the Consolidated Financial Statements for all periods shown (see note 3).

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries, all of which are 100% owned by the Company.  At June 30, 2010, such operating subsidiaries were Collectors Finance Corporation (CFC), Certified Asset Exchange, Inc. (CAE) and Expos Unlimited, Inc. (Expos).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization  and recovery of software development costs, the valuation of stock-based compensation awards and the timing of related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairment, warranty reserves, the provisions or benefits for income taxes and related valuation allowances and adjustments to the fair value of our remaining lease obligations for our discontinued jewelry businesses.  Each of these estimates is discussed in more detail in this note 2, 7, 13 and 15 to these Consolidated Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2010 and 2009, we had approximately $20,300,000 and $23,900,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $17,500,000 and $20,200,000, respectively, were invested primarily in high-quality money market accounts and funds.

Substantially all of our cash is deposited at four financial institutions.  We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $16.8 million at June 30, 2010.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2010 consisted primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances. At June 30, 2010 and 2009, the Company had funds of approximately $17,500,000 and $20,200,000, respectively, in money market accounts and funds.  In addition, at June 30, 2010 and 2009, the Company had approximately $2,800,000 and $3,600,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2010, one individual customer accounts receivable exceeded 10% of the Company’s total gross accounts receivable balances.  At June 30, 2009, no individual customer accounts receivable exceeded 10% of the Company's total gross accounts receivable balances.  We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $75,000 and $63,000 at June 30, 2010 and June 30, 2009, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 65%, 58% and 58% of our net revenues for the years ended June 30, 2010, 2009 and 2008, respectively.

Customer Notes Receivable. At June 30, 2010, net customer notes receivable were zero, net of allowance for uncollectible amounts of $16,000.  At June 30, 2009, the outstanding principal amount of customer notes receivable, which evidenced primarily short-term advances made to customers by CFC, totaled $2,340,000, net of allowances for uncollectible amounts of $31,000.  At June 30, 2009, one note represented 98% of the aggregate principal amounts outstanding as of that date.

Suppliers.  We purchase injection-molded parts, holograms and printed labels for our grading services.  There are numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company.  However, while there are numerous sources for injection-molded parts, these parts require a die to fabricate the part.  The manufacturing of high-value precision dies can be a lengthy process and requires considerable expertise in their fabrication.  Although we do not have back-up dies for some of our high-value volume injection-molded parts and we rely on one supplier for these requirements, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to have a new manufacturer build parts, should the need to do so arise.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, receivables from sale of net assets of discontinued operations, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of such instruments.  The carrying value of the notes receivable related to the sale of a discontinued operation approximates fair value, as the interest rate on such note approximates an amount that would be extended to parties with similar credit risk and remaining maturities.

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  The allowances for inventory losses were $144,000 and $102,000 at June 30, 2010 and 2009, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is an indication of impairment to property, equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  An impairment loss of $649,000 was recorded in fiscal year 2009 in connection with capitalized software associated with our autograph authentication business that was not meeting performance expectations and resulted in certain components of that software being replaced or abandoned.  No impairment loss was recognized in 2010 and 2008.

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

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase,  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the publication services provided under this membership service.

We recognize product sales when items are shipped.  Product revenues consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program and are not considered an integral part of the Company’s ongoing revenue generating activities.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

Warranty Costs

We offer a warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic could result in a material adverse impact on our results of operation (see note 8).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $469,000, $524,000 and $522,000 in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, we evaluate the probability of realizing the future benefits comprising that asset.  In fiscal 2009, we recorded an increase to the valuation allowance for deferred tax assets of approximately $8,390,000, as we determined that it was more likely than not that we would not recover deferred tax assets related primarily to the $18,126,000 and $19,100,000 pre-tax losses from discontinued operations in fiscal years 2009 and 2008, respectively, and the California Enterprise Zone Credits.  In fiscal 2010, based on the Company’s improved operating performance and management’s expectation of continued profitability, we determined that we would realize substantially all of our deferred tax assets, and therefore we released the remaining valuation allowance of $8,172,000 at June 30, 2010.

We adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  We have recorded a liability for uncertain tax positions, including a cumulative adjustment of $170,000 upon adoption of updated GAAP guidance at the beginning of fiscal 2008.  We classify related interest and penalties in our Statements of Operations as a component of income tax expense. During fiscal 2009, we voluntarily filed tax returns in two states, which resulted in an aggregate tax liability of approximately $54,000 for the tax years 2005 to 2008 and gave rise to a reduction in our tax expenses in those states of $95,000, which was a benefit to income tax provision in fiscal 2009.

Capitalized Software

Through June 30, 2010 and 2009, we had capitalized approximately $2,625,000 and $2,590,000, respectively, as capitalized software and recognized related accumulated amortization of $2,308,000 and $1,842,000.  The software is capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years.  During fiscal years 2010, 2009 and 2008, the Company recorded amortization expense of approximately $466,000, $710,000 and $329,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.  The Company recorded an impairment to capitalized software of $649,000 during fiscal 2009.  No impairment was recognized in fiscal 2010 or 2008.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date of an award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, it is determined that vesting of the award has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and it is subsequently determined that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and reduced the forfeiture rate from 5% at June 30, 2009 and 2008 to 0% in fiscal 2010.

For stock option grants, we calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model.  Our determination of the fair value of such stock option awards is made as of the grant date using that option-pricing model, and that determination is affected by our stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the outstanding stock options or be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.

Compensation expense for the grant of a restricted share award to an employee or non-employee director is determined by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted shares awarded based on the closing price of the Company’s common stock effective on the date the award was made.

Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share data):

	Year Ended June 30,
	2010	2009	2008
Income from continuing operations	$16,805	$1,203	$295
Loss from discontinued operations, net of loss on sales of discontinued income (loss) businesses (net of income taxes)	(107)	(18,126)	(15,927)
Net income (loss)	$16,698	$(16,923)	$(15,632)

Net income (loss) per basic share:
From continuing operations	$2.26	$0.13	$0.03
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.02)	(1.99)	(1.71)
Net income (loss)	$2.24	$(1.86)	$(1.68)

Net Income (loss) per diluted share:
From continuing operations	$2.20	$0.13	$0.03
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	(1.98)	(1.69)
Net income (loss)	$2.19	$(1.85)	$(1.66)

Weighted-average shares outstanding:
Basic	7,451	9,103	9,295
Effect of dilutive shares	186	32	124
Diluted	7,637	9,135	9,419

The number of shares used in the computation of income or loss per share in fiscal 2010 gives effect to the purchase of 1,749,828 shares in the July 10, 2009 “Dutch Auction” tender offer.

Options and warrants to purchase approximately 99,000, 884,000 and 860,000 shares of common stock for the years ended June 30, 2010, 2009 and 2008, respectively, at exercise prices up to $21.82 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price of our shares for the respective period.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Goodwill and Other Intangible Assets

The Company is required to evaluate the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets. If the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by allocating first the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill.  The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied goodwill is less than the carrying value of goodwill, record an impairment loss of goodwill as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined.

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in December 2007 regarding business combinations and consolidation. The pronouncement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future business combinations completed by the Company, if any.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in April 2009 regarding assets and liabilities assumed in a business combination that arise from contingencies. The pronouncement requires that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated the asset or liability would generally be recognized in accordance with accounting for contingencies. The pronouncement also removed the subsequent accounting guidance for assets and liabilities arising from contingencies and eliminated the requirement to disclose an estimate of the range of possible outcomes or recognized contingencies at the acquisition date. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future business combinations completed by the Company, if any.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding amendments to existing guidance on variable interest entities. The pronouncement eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding the amendments to existing guidance on the transfer of financial assets. The pronouncement removed the exemption from consolidation for Qualifying Special Purpose Entities (QSPE’s). The guidance also limited the circumstances in which a financial asset, or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued amended fair value disclosure guidance.  The new guidance requires disclosure of transfers in and out of Levels 1 and 2 fair value measurements including a description of the reasons for the transfer where significant and disclosure of activity in Level 3 fair value measurements, including information on a gross basis regarding purchases, sales, issuances and settlements. Amendments to existing guidance were also made regarding classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The Company will adopt this guidance on July 1, 2011.  Management does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In February 2010, the FASB issued amended guidance on subsequent events disclosure requirements for SEC filers. Under the new guidance, an SEC filer is presumed to have completed a review of subsequent events up to the date of filing its financial statements and is not required to disclose the date through which subsequent events have been evaluated. The amendment is effective for the Company for the annual period ended June 30, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3.             Discontinued Operations

During fiscal 2009, the Board of Directors authorized the closure and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the sale of the currency grading business, all of which have been reclassified as assets and liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of June 30, 2010 and 2009.  The consolidated statements of operations for the fiscal years ended June 30, 2010, 2009 and 2008 present the results of operations for those discontinued operations under the caption of loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes); and, the consolidated statements of cash flows for the fiscal years ended June 30, 2010, 2009 and 2008 segregate the cash flows from discontinued operations from all other cash flow activities.

At June 30, 2010 our continuing operations consisted of our collectibles grading and authentication businesses, our CCE subscription business, our CFC dealer-financing business and our Expos collectibles convention business.

In connection with our acquisition of CCE in September 2005, we purchased the common stock of CTP, an entity affiliated with the owner of CCE, and we disposed of CTP in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At June 30, 2010 and 2009, the carrying value of the note was $46,000 and $138,000, respectively, of which the current portion, at June 30, 2010 and 2009 was $46,000 and $92,000 and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

Jewelry Businesses

We recorded impairment losses in the Consolidated Statements of Operations during 2009 and 2008 of $7,695,000 and $11,233,000, respectively, in connection with our jewelry businesses.

In March 2009, the Company ceased operations in GCAL and AGL and announced the Company’s plan to sell the assets of those businesses.  In March 2009, the Company sold the GCAL diamond grading business to GCAL’s president and former owner and received $370,000 in cash as full payment for certain GCAL tangible and intangible assets including the buyer’s right to use the GCAL trade name under a licensing agreement for a period of ten years until 2019.  During May 2009, we concluded an asset sale agreement with a former AGL executive to whom we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due on November 8, 2009 in the amount of $70,750. The undiscounted amount of the note was classified as part of notes receivable from sale of net assets of discontinued operations on the Consolidated Balance Sheet as of June 30, 2009. During fiscal 2009, we recognized an aggregate pre-tax loss on the disposal of Jewelry Businesses, including the Gemprint business which we exited in the fourth quarter of fiscal 2009, of approximately $5,188,000, and is shown as part of loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes) within the Statements of Operations for the fiscal year ended June 30, 2009.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that leased through December 31, 2015 and 2017, respectively.  The total accrual (including a balance of $630,000 that had previously been accrued as rent expense in accordance with GAAP) at June 30, 2009 related to remaining lease obligations was approximately $4,454,000, of which $1,182,000 was classified as a current liability of discontinued operations held for sale, and the balance of $3,272,000 was classified as non-current.  In May 2010, the Company entered into agreements to reduce its lease obligations; whereby, one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities, and the cumulative effect of the change of approximately $500,000 resulting from the revision, was recognized as a decrease to the liability in the fourth quarter of fiscal 2010.  As a result of those changes, the payment of lease obligations and the recognition of accretion expense, the remaining obligations at June 30, 2010 were approximately $3,470,000, of which $532,000 is classified as a current liability, and the balance $2,938,000 is classified as a non-current liability in the accompany consolidated balance sheet at June 30, 2010 .  We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

Currency Grading Business

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009 in the amount of $220,000 and $253,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance classified as long term.  A net loss of $31,000 was recognized during fiscal 2009 as a loss on the disposal of the currency grading business.

The operating results of the discontinued jewelry and the collectible sales businesses, which are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Net revenues	$12	$1,437	$2,506

Loss from operations of discontinued businesses	(209)	(5,212)	(7,867)
Impairment losses	-	(7,695)	(11,233)
Gain (loss) on sales of discontinued businesses	33	(5,219)	-
Loss before income tax benefit	(176)	(18,126)	(19,100)
Income tax benefit	(69)	-	(3,173)
Loss from discontinued operations	$(107)	$(18,126)	$(15,927)

	June 30,
Balance Sheet Data of Discontinued Operations	2010	2009
Current Assets:
Accounts receivable, net	$25	$31
Assets held for sale	27	71
	$52	$102
Non-current assets:
Other assets	182	182
	$182	$182
Current liabilities:
Accounts payable	$27	$42
Lease obligations	532	1,182
Other accrued expenses	342	586
Deferred revenue	22	17
	$923	$1,827
Non-current liabilities:
Lease obligations	$2,938	$3,272
Other long-term liabilities	36	36
	$2,974	$3,308

4.	Inventories

Inventories consist of the following at June 30 (in thousands):

	2010	2009
Coins	$493	$336
Other collectibles	32	31
Grading raw materials consumable inventory	327	232
	852	599
Less inventory reserve	(144)	(102)
	$708	$497

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

5.	Customer Notes Receivable

As of June 30, 2009, approximately $2,340,000 in customer notes receivable was outstanding, which was repaid in November 2009.  During fiscal years 2010, 2009 and 2008, the average interest rates applied to the principal amounts outstanding for the purpose of recording interest income from these notes receivable were 7.65%, 8.25% and 10%, respectively.  Interest income recorded on customer notes receivable was $381,000, $281,000 and $61,000 for the fiscal years ended June 30, 2008, June 30, 2009 and June 30, 2010, respectively.

6.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2010	2009
Coins and stamp reference sets	$461	$515
Computer hardware and equipment	1,419	1,345
Computer software	999	990
Equipment	2,090	1,823
Furniture and office equipment	907	897
Leasehold improvements	695	665
Trading card reference library	52	52
	6,623	6,287
Less accumulated depreciation and amortization	(5,478)	(5,113)
Property and equipment, net	$1,145	$1,174

Depreciation and amortization expense relating to property and equipment for fiscal 2010, 2009 and 2008 was $365,000, $530,000 and $591,000, respectively.

7.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2010, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, determined that no impairments had occurred.  During fiscal year 2009 and 2008, we recorded goodwill impairment losses of $1,348,000 and $9,064,000, respectively, as part of the loss from discontinued operations, in relation to our discontinued jewelry businesses (see note 3).

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30, 2010 and 2009 (in thousands):

	2010	2009
CoinFacts	$515	$515
Expos Unlimited	1,201	1,001
CCE	1,110	1,110
	$2,826	$2,626

During the year ended June 30, 2010, we paid $200,000 for an earn-out payment pursuant to the July 2006 Membership Interest Purchase Agreement between the Company and the sellers of our Expos Unlimited, Inc. subsidiary.  This payment represented the full and final settlement and was recorded as additional goodwill on the consolidated balance sheet as of June 30, 2010.

Approximately $1.7 million of the $2.8 million classified as goodwill on the consolidated balance sheets at June 30, 2010 is amortizable and deductible for tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2010 and 2009 (in thousands):

	As of June 30, 2010			As of June 30, 2009
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
Expos Unlimited:
Auctioneer relationships	$150	$(60)	$90	$150	$(45)	$105
Covenant not to compete	130	(65)	65	130	(49)	81
Customer database	790	(316)	474	790	(237)	553
	1,070	(441)	629	1,070	(331)	739
CCE:
Covenant not to compete	25	(24)	1	25	(19)	6
Customer lists	676	(218)	458	676	(172)	504
Website	2	(2)	-	2	(2)	-
	703	(244)	459	703	(193)	510

Capitalized Software	2,625	(2,308)	317	2,590	(1,842)	748
	$4,398	$(2,993)	$1,405	$4,363	$(2,366)	$1,997
Unamortized Intangible Assets:
Expos: Tradename	$740	$-	$740	$740	$-	$740
CCE: Tradename	39	-	39	39	-	39
	$779	-	$779	$779	-	$779
	$5,177	$(2,993)	$2,184	$5,142	$(2,366)	$2,776

Amortization expense was $627,000, $871,000 and $490,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.  In addition, an impairment charge of $649,000 for capitalized software was recognized in fiscal 2009.  Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2011	$414
2012	182
2013	155
2014	155
2015	139
Thereafter	360
Total	$1,405

The weighted average amortization period remaining as of June 30, 2010, is approximately 6.12 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CCE	Expos	Capitalized Software
Customer relationships	15 years	10 years	-
Covenant not to compete	5 years	8 years	-
Auctioneer relationships	-	10 years	-
Capitalized software	-	-	3 years

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2010	2009
Warranty reserve	$669	$708
Professional fees	82	112
Other	744	524
	$1,495	$1,344

Warranty reserve activity and balances related to fiscal years 2010, 2009 and 2008, were as follows (in thousands):

Warranty reserve at June 30, 2007	$725
Charged to cost of revenues	1,315
Payments	(1,375)
Warranty reserve at June 30, 2008	665
Charged to cost of revenues	576
Payments	(533)
Warranty reserve at June 30, 2009	708
Charged to cost of revenues	639
Payments	(678)
Warranty reserve at June 30, 2010	$669

9.           Taxes

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2010	2009	2008
Current:
Federal	$(242)	$(8)	$59
State	297	17	60
	55	9	119
Deferred:
Federal	(5,105)	877	503
State	(3,280)	297	1,533
	(8,385)	1,174	2,036
Total (benefit) provision for income taxes	$(8,330)	$1,183	$2,155

The reconciliation of the provision for income taxes computed at federal statutory rates to the (benefit) provision for income taxes for the years ended June 30 was as follows (in thousands):

	2010	2009	2008

Provision at federal statutory rates	$2,882	$811	$833
State income taxes, net	(1,969)	208	1,052
Meals and entertainment	73	58	89
Tax exempt interest	-	-	(162)
Stock-based compensation	4	164	274
Other	(250)	(89)	69
Valuation allowances	(9,070)	31	-
	$(8,330)	$1,183	$2,155

The release of the valuation allowances included in the rate reconciliation for continuing operations for FY2010 above reflects the release of valuation allowances related to discontinued operations in prior years not included in the above table.  Under GAAP, the release of such valuation allowances are classified as continuing operations as they relate to a change in the deferred tax assets that existed at the beginning of the year.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Stock compensation costs	$309	$263
Reserves and accruals	2,385	3,139
Net operating loss carryforward	2,341	4,636
Property and equipment	-	964
Credits	805	1,632
Intangible assets	2,447	2,363
Other	161	94
Less: valuation allowance	-	(12,962)
Total deferred tax assets	8,448	129
Deferred tax liabilities:
Property and equipment	(46)	-
Indefinite life	(95)	(268)
Other	(135)	(129)
Total deferred tax liabilities	(276)	(397)
Net deferred tax assets (liabilities)	8,172	(268)
Less: current portion	(4,365)	60
	$3,807	$(208)

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration.  For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone.  Due to the length of time and the extent of the taxable income required to fully realize the deferred tax assets, the Company recorded a valuation allowance against such assets at June 30, 2009.  Based on the available information and performance of the Company, management believes it is more likely than not that the Company will utilize the deferred tax assets during the carryover periods and, therefore, have released the valuation allowances at June 30, 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2006 through June 30, 2010 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2010.

As of June 30, 2010 and June 30, 2009, the Company had $1,219,000 and $1,376,000, respectively, of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has federal and state net operating losses of $5,389,000 and $10,934,000, respectively, which will primarily begin to expire in 2027 and 2017, of which the benefit for $208,000 of federal and $1,580,000 of state net operating losses will be credited to additional paid in capital when fully utilized.

As discussed in note 2, during the first quarter of fiscal 2008, the cumulative effects of applying the updated guidance related to uncertain tax positions, resulted in an increase of $170,000 to accumulated deficit, an increase to income taxes payable of $279,000 and an increase to net deferred tax assets of $109,000.  Interest and penalties totaled $101,000 as of the date of adoption of the new guidance and were accounted for as part of the total adjustment to accumulated deficit of $170,000.

As of June 30, 2010, the liability for income taxes associated with uncertain tax positions was $245,000, including accrued penalties and interest of $94,000.  If recognized, $180,000 would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in 000’s):

Unrecognized tax benefits balance at June 30, 2008	$249
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	(98)
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2009	151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2010	$151

The liability for uncertain tax positions is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with taxing authorities, identification of new issues, and enactment of new legislation, regulations or promulgation of new case law.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.  The Company does not expect the liability for uncertain tax positions to change significantly over the next year.

10.	Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, GAAP established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

Level 1-defined as observable inputs such as quoted prices in active markets;

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities that are measured on a recurring basis refer to those assets and liabilities, such as lease obligations that are measured each time the financial statement are issued.  Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and June 30, 2009 are as follows (in thousands):

	Total As of June 30, 2010	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Operating Lease obligations	$3,470	$-	$-	$3,470

	Total As of June 30, 2009	Quoted Prices in Active Markets or Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Operating Lease obligations	$4,454	$-	$-	$4,454

The following table presents additional information about Level 3 liabilities for fiscal year ended June 30, 2010 (in thousands):

	Beginning		Net Gain (1)	Ending
	Balance	Principal	Included in	Balance
	June 30, 2009	Paydowns	Net Income	June 30, 2010
Liabilities:
Operating lease obligations	$4,454	$(874)	$(110)	$3,470

(1) Before accretion expense of $220,000 for the fiscal year ended June 30, 2010.

The net gain of $110,000 was included as part of the loss from discontinued operations in the fiscal year ended June 30, 2010 and relates to the Company’s lease obligations in New York City.  Throughout 2010, we re-evaluated the accrual for these lease obligations and, at December 31, 2009, we recognized an additional $405,000.  During the quarter ended June 30, 2010, the accrual for lease obligations was reduced by $515,000 as a result of modifications made to the existing leases and a sublease agreement.

11.	Employee Benefit Plans

We established an employee benefit plan, effective July 1992, that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan.  Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit.  The Company does not provide any employer-matching contribution.

12.	Stockholders’ Equity

Dividends

During fiscal 2008 and through the first fiscal quarter of fiscal 2009, our Board of Directors approved a dividend policy that called for the payment of regular quarterly cash dividends to our stockholders of $0.23 per common share, as adjusted retroactively for the October 2009 10% stock dividend.

On September 26, 2008, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources.  In October 2009, the Board of Directors approved the resumption of payment of quarterly dividends at $0.25 per share, and in April, 2010, increased that quarterly dividend to $0.30 per share.  During the fiscal year ended June 30, 2010, 2009 and 2008, the Company paid cash dividends in the aggregate amounts of approximately $5,943,000, $2,090,000 and $8,517,000, respectively.

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

Dutch Auction Tender Offer.

On July 10, 2009, we purchased a total 1,749,828 of our then outstanding shares in a modified “Dutch Auction” tender offer, at a price of $5.00 per share, resulting in an aggregate purchase price of approximately $8,910,000 (including the fees and expenses incurred in conducting the tender offer of $160,000).

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing us to make up to $10,000,000 of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  Pursuant to this program, during the fiscal years ended June 30, 2009 and 2008, we repurchased and retired approximately 120,000 and 232,000 shares, respectively, of our common stock, for aggregate purchase prices (including transaction costs) totaling approximately $484,000 and $2,209,000, respectively.  The stock buyback that occurred during the fiscal year ended June 30, 2009 was the result of a repurchase from the Company’s former CEO at $4.03 per share.

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

On October 9, 2008, two of our directors purchased an aggregate of 40,000 shares from the Company for a selling price of $4.03, or approximately $161,000.

Stockholder Rights Plan

On January 9, 2009, the Company’s Board of Directors unanimously adopted a limited duration stockholder rights plan.  In accordance with Institutional Shareholder Services’ guidelines, the Plan had an initial term of one year and expired in January 2010.

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

On December 5, 2006, the Board of Directors adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which consolidated all prior stock incentive plans and which provided for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors of and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, a total of 444,000 shares of common stock were still available for the future grant of stock options and restricted stock awards, of the total of 1,479,750 shares of common stock set aside for issuance under the prior plans.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options is continued employment or service during the specified vesting period.  For employees, typically the vesting period is four years and one year for director awards.  The term of the option grant cannot exceed ten years.

The following is a summary of stock option activity in the fiscal years 2010, 2009 and 2008 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2007	1,003	$2.80	-	$21.82	$11.80
Granted	33	13.18	-	13.18	13.18
Cancelled	(25)	2.80	-	17.82	13.05
Exercised	(84)	2.80	-	12.48	3.84
Options outstanding at June 30, 2008	927	2.80	-	21.82	12.54
Granted	-	-	-	-	-
Cancelled	(264)	2.80	-	21.82	13.33
Expired	(78)	9.49	-	18.18	16.64
Exercised	-	-	-	-	-
Options outstanding at June 30, 2009	585	2.80	-	21.82	11.61
Granted	-		-	-	-
Cancelled	(138)	2.80	-	21.82	14.20
Expired	(3)	18.18	-	21.82	21.65
Exercised	(10)	2.80	-	12.48	12.16
Options outstanding at June 30, 2010	434	$2.80	-	$17.82	$10.72

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2010 and 2008 were approximately $2,700 and $649,000, respectively.  Total fair value of options vested during 2010, 2009 and 2008 were $27,500, $1,101,000 and $665,000, respectively.

The weighted-average grant date fair value of employee stock options granted during the fiscal year ended June 30, 2008 was $3.80, which was determined using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2008
Dividend yield	6.9%
Expected volatility	48.0%
Risk-free interest rate	3.9%
Expected lives	6.0	years

No stock option grants were awarded in fiscal years ended June 30, 2010 and 2009.

The following table summarizes information about stock options outstanding at June 30, 2010:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$2.80	$5.27	66	2.5	$3.14	$676	66	$3.14	$676
$6.91	$7.27	91	2.8	$7.01	580	91	$7.01	580
$9.09	$13.18	190	4.1	$11.94	279	184	$11.90	278
$14.17	$17.82	87	4.5	$17.59	-	87	$17.59	-
		434	3.67	$10.72	$1,535	428	$10.69	$1,534

At June 30, 2010, unvested stock options to purchase up to a total of approximately 5,500 shares were outstanding with a weighted average contractual remaining life of 7.4 years and at a weighted average exercise price of $13.18.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $13.41) was $0.  At June 30, 2010, based upon the estimated forfeiture rate of 0% per annum and the remaining vesting terms of these options, the number of options expected to vest over their remaining vesting terms was approximately 5,500 options.  At June 30, 2009, unvested stock options to purchase up to a total of approximately 16,000 shares of our common stock were outstanding with a weighted average contractual remaining life of 7.6 years and at a weighted average exercise price of $12.80.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $4.88) was $0.

Restricted Shares

Prior to fiscal 2010, we granted restricted stock awards to employees and outside directors with respect to which the only condition for vesting is continued employment or service during the specified vesting periods.  During the fiscal years ended June 30, 2009 and 2008, we awarded an aggregate of 77,778 and 23,495 shares of restricted stock, respectively, to the Company’s CEO and CFO and to the non-management directors, and in connection with those awards, recorded, as part of general administrative expenses in the Consolidated Statements of Operations for the years ended June 30, 2009 and 2008, approximately $256,000 and $352,000 in stock-based compensation expense, respectively.

On June 1, 2009, the Compensation Committee of the Board of Directors approved a management stock incentive compensation program for the fiscal year ending June 30, 2010 (the “2010 Stock Incentive Program”), in lieu of a cash incentive program, for the Company’s three executive officers, Michael J. McConnell, its CEO, David G. Hall, its President, and Joseph J. Wallace, its CFO (the “Participants”).  Under the terms of the 2010 Stock Incentive Program, on July 31, 2009, the three Participants were awarded the following number of restricted shares that were reserved for future issuance under the Company’s 2006 Equity Incentive Plan that was approved by the Company’s stockholders:  Mr. McConnell – 101,034 shares; Mr. Hall – 101,034 shares; and Mr. Wallace – 50,517 shares.  Retention by the Participants of their restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied, those shares may be forfeited and cancelled.  Those vesting requirements of the 2010 Stock Incentive Program were as follows:

(1)         Performance-Based Vesting Requirement.  The vesting of 75% of the restricted shares awarded to each officer was contingent on the Company’s achievement of a financial performance goal for fiscal 2010.  If that goal was not achieved, all of those shares may be forfeited and cancelled.  On the other hand, if the Company achieved that financial performance goal, then (i) one-third of the shares would vest when it was determined that the performance goal was achieved, provided that the officer was still in the Company’s service at the end of fiscal 2010;, (ii) another one-third of those shares would vest on June 30, 2011, provided the officer was still in the Company’s service at that time; and (iii) the final one-third of those shares would vest on June 30, 2012, provided the officer was still in the Company’s service at that time, subject to acceleration of such vesting if an officer’s service with the Company was terminated without cause.

(2)         Time-Based Vesting Requirement.  The vesting of the remaining 25% of the restricted shares awarded to each officer was contingent on the continued service of the officer to July 31, 2010, except for the 25% of the restricted shares awarded to Mr. Wallace, the Company’s CFO, which became vested on the date of grant.

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 related to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  The $771,000 associated with the performance-based vesting began to be recorded as expense when it was determined that it was probable that the Company would achieve the fiscal 2010 financial performance goal.  As of December 31, 2009, management determined that achieving the performance condition for the full fiscal year 2010 was probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2010; and, as a result, the Company began recognizing expense for those performance grants in the quarter ended December 31, 2009, including a catch up adjustment for the period from the grant date to September 30, 2009.  In August, 2010, the Compensation Committee definitively determined that the Company had achieved the financial performance goal for fiscal 2010.

We recognized stock-based compensation (which includes compensation costs related to the grant of restricted stock awards and stock options) of $968,000, $759,000 and $1,179,000 during fiscal 2010, 2009 and 2008, respectively.  Stock-based compensation is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) selling and marketing expenses, in the case of stock awards granted to marketing and sales personnel; (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel; and (iv) discontinued operations for those employees associated with businesses that have been sold, or are held for sale, as follows (in thousands):

	Year Ended June 30,
Included In:	2010	2009	2008
Cost of revenues	$-	$294	$293
Selling and marketing expenses	-	-	(7)
General and administrative expenses	968	465	893
Continuing operations	968	759	1,179
Discontinued operations	-	21	46
	$968	$780	$1,225

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2010 was approximately $459,000 and that amount will be recognized as compensation expense as follows (in thousands):

Fiscal Year Ending June 30,
2011	$360
2012	99
$459

However, such amounts, which are non-cash expenses, do not include the cost of new stock option or restricted stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage (see note 18 Subsequent Events).

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2010, 2009 and 2008 and their respective weighted average grant date fair values:

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2007	55,253	$12.44
Granted	23,495	12.84
Vested	(28,389)	12.48
Forfeited or cancelled	-	-
Non-vested at June 30, 2008	50,359	$12.60
Granted	77,778	2.70
Vested	(55,863)	5.73
Forfeited or cancelled	(28,847)	12.48
Non-vested at June 30, 2009	43,427	$3.80
Granted	274,827	4.50
Vested	(64,155)	4.42
Forfeited or cancelled	-	-
Non-vested at June 30, 2010	254,099	$4.43

14.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, who is the President and a director and a stockholder of the Company, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through March 31, 2019, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $2.00 per square foot per month.  Under the original lease that was extended in February 2009, that rent, per square foot, was equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  The current rent is consistent with amounts being paid by the Company under its lease agreement.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $40,970 in fiscal 2010, $43,240 in fiscal 2009 and $43,620 in fiscal 2008.

During fiscal years 2010, 2009 and 2008, the Company charged, and DHRCC paid, approximately $18,000, $13,700 and $30,450 for advertising fees, approximately $3,000, $9,000 and $2,000 for grading and authentication fees and DHRCC was paid approximately $22,000, $11,000 and $20,000 for warranty claims, respectively. During fiscal year 2010 and 2009, DHRCC attended the Expos Long Beach shows and paid approximately $5,900 and $5,800, respectively, in fees to Expos and also paid CCE $4,600 and $4,200 in monthly subscription fees during fiscal year 2010 and 2009, respectively.

During fiscal year 2010 and 2009, David Hall paid $6,000 and $9,000, respectively, in grading and authentication fees for personally owned trading cards submitted.  Also, a member of Mr. Hall’s immediate family paid $517,000 and $191,000 in grading and authentication fees to PCGS during fiscal year 2010 and 2009 and owed the Company approximately $23,000 and $31,000 at June 30, 2010 and 2009, respectively, for services provided during fiscal 2010.  The grading fees charged by the Company to both individuals, were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

15.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment that expire through May 2019.  In December 2008, the Company amended the current lease obligation for its headquarters’ facility by entering into a new 10-year lease obligation with aggregate payments of $9,982,000 that commenced on February 8, 2009 and continues to March 31, 2019. In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those leases as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2010 and 2009.

In May 2010, the lease agreements related to the discontinued operations were modified, and approximately $1,893,000 in lease obligation reductions have been reflected in the scheduled payments presented below, related to the termination of one of the leases, with only a financial obligation remaining.  As discussed in note 3, the cumulative effect of the change in the net obligations under the leases, resulting from these agreements of approximately $500,000, was recognized as a decrease to the accrued liabilities at June 30, 2010.  For the other leased space, a sublease agreement was entered into with aggregate scheduled payments under the sublease of $1,007,000, which coincides with the expiration of our lease obligation for that space, and has been reflected in the net lease obligations of discontinued operations below.  The sublease agreement expires on December 30, 2015.

The Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2010, 2009 and 2008 for those operations classified as continuing operations, was approximately $1,004,000, $1,077,000 and $1,118,000, respectively.

Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations at June 30, 2010, are as follows:

	Company’s Gross Payment	Sublease Income	Net
2011	$1,232	$42	$1,190
2012	1,256	43	1,213
2013	1,166	45	1,121
2014	1,104	46	1,058
2015	1,078	47	1,031
Thereafter	4,242	191	4,051
	$10,078	$414	$9,664

Future minimum payments associated with our discontinued operations, including both the subleased space and the space that was returned to the landlord at June 30, 2010, are as follows (in thousands):

	Company’s Gross Payment	Sublease Income	Net
2011	$641	$166	$475
2012	675	174	501
2013	721	181	540
2014	758	192	566
2015	794	195	599
Thereafter	1,350	99	1,251
	$4,939	$1,007	3,932
Less: Discounted estimated fair value of minimum lease payments			(3,340)
Accretion expense to be recognized in future years			$592

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees.  The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Indemnification Obligations

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims.  These contracts primarily relate to (i) agreements pursuant to which the Company has sold its discontinued collectibles sales businesses and which require the Company to indemnify the - purchasers from certain contingent liabilities that might arise from the operation of those businesses prior to their sale by the Company, which is customary in business sale transactions such as these; (ii) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationships as officers or directors of the Company.  The terms of such indemnification obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein.  Historically, the Company has not been obligated to make significant payments under, and no liabilities have been recorded in the accompanying consolidated balance sheets for these indemnification obligations.

Legal Actions and Settlements

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  Management of the Company believes that none of such lawsuits currently pending against it is likely to have a material adverse effect on the Company.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web-based advertising, subscription-based revenues and product sales.  The other collectibles segment includes stamps, the CCE subscription business and our collectibles conventions business.

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the consolidated financial statements, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2010, 2009 and 2008.  Net identifiable assets and goodwill are provided by business segment as of June 30, 2010 and 2009.  All of our sales and identifiable assets are located in the United States.

	Year Ended June 30,
Net revenues from external customers:	2010	2009	2008
Coins	$25,781	$20,943	$22,924
Trading cards and autographs	9,746	10,190	11,518
Other	4,236	4,781	5,063
Total revenue	$39,763	$35,914	$39,505

Amortization and depreciation:
Coins	$232	$303	$248
Trading cards and autographs	204	365	205
Other	369	414	287
Total	805	1,082	740
Unallocated amortization and depreciation	186	319	341
Consolidated amortization and depreciation	$991	$1,401	$1,081

Impairment losses:
Coins	$-	$-	$-
Trading cards and autographs	-	649	-
Other	-	-	-
Total	-	649	-
Unallocated impairment losses	-	-	-
Consolidated impairment losses	$-	$649	$-

Stock-based compensation:
Coins	$-	$195	$194
Trading cards and autographs	-	83	88
Other	-	22	58
Total	-	300	340
Unallocated stock-based compensation	968	459	839
Consolidated stock-based compensation	$968	$759	$1,179

Operating income:
Coins	$10,437	$6,825	$6,404
Trading cards and autographs	1,173	598	2,161
Other	780	396	585
Total	12,390	7,819	9,150
Unallocated operating expenses	(4,034)	(5,731)	(7,844)
Consolidated operating income	$8,356	$2,088	$1,306

	At June 30,
Identifiable Assets:	2010	2009
Coins	$3,509	$2,683
Trading cards and autographs	810	1,003
Other	4,460	7,051
Total	8,779	10,737
Unallocated assets	29,907	25,536
Consolidated assets	$38,686	$36,273
Goodwill:
Coins	$515	$515
Other	2,311	2,111
Consolidated goodwill	$2,826	$2,626

17.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2010 and 2009.  The operating income of $1,230,000 in the fourth quarter of fiscal 2009 includes an impairment loss of $649,000 related to capitalized software in our autograph authentication and grading businesses:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010
Statement of Operations Data:
Net revenues	$9,043	$7,802	$9,315	$9,754	$9,298	$8,883	$10,790	$10,792
Cost of revenues	4,126	4,027	4,111	4,121	3,739	3,633	4,204	4,018
Gross profit	4,917	3,775	5,204	5,633	5,559	5,250	6,586	6,774
Operating Expenses:
SG&A expenses	4,416	3,995	4,007	3,503	3,581	3,604	3,908	4,093
Impairment of other intangible assets	-	-	-	649	-	-	-	-
Amortization of intangible assets	168	199	253	251	182	181	143	121
Operating income (loss)	333	(419)	944	1,230	1,796	1,465	2,535	2,560
Interest and other income, net	136	77	56	29	40	12	35	32
Income (loss) before income taxes	469	(342)	1,000	1,259	1,836	1,477	2,570	2,592
Provision (benefit) for income taxes(1)	-	1,210	109	(136)	127	(202)	129	(8,384)
Income (loss) from continuing operations	469	(1,552)	891	1,395	1,709	1,679	2,441	10,976
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(2)	(1,766)	(9,373)	(5,679)	(1,308)	(53)	(508)	(68)	522
Net income (loss)	$(1,297)	$(10,925)	$(4,788)	$87	$1,656	$1,171	$2,373	$11,498
Net income (loss) per basic share:
From continuing operations	$0.05	$(0.17)	$0.10	$0.15	$0.23	$0.23	$0.33	$1.48
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.19)	(1.03)	(0.63)	(0.14)	(0.01)	(0.07)	(0.01)	0.07
Net income (loss)	$(0.14)	$(1.20)	$(0.53)	$0.01	$0.22	$0.16	$0.32	$1.55
Net income (loss) per diluted share:
From continuing operations	$0.05	$(0.17)	$0.10	$0.15	$0.22	$0.22	$0.32	$1.43
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.19)	(1.03)	(0.63)	(0.14)	-	(0.07)	(0.01)	0.07
Net income (loss)	$(0.14)	$(1.20)	$(0.53)	$0.01	$0.22	$0.15	$0.31	$1.50
Weighted average shares outstanding
Basic	9,146	9,079	9,083	9,102	7,551	7,404	7,420	7,429
Diluted	9,186	9,079	9,108	9,140	7,629	7,555	7,676	7,689

(1)
The income tax benefit in the fourth quarter of fiscal 2010 related to the release of valuation allowances.  See “Critical Accounting Policies and Estimates ― Income Tax, Deferred Tax Assets and Valuation Allowances.”

(2)
The income from discontinued operations in the fourth quarter of fiscal 2010 related to agreements reached in the fourth quarter to reduce the Company’s obligations under the New York leases.  See “Critical Accounting Policies and Estimates ― Accruals for Losses on Facility Leases.” (See note 3 “Discontinued Operations-Jewelry Businesses.”

18.	Subsequent Events

Equity Incentive Grants.

On July 16, 2010, the Compensation Committee awarded 80,000 restricted shares to senior management and employees (“Participant”), pursuant to the Company’s 2006 Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

(1) Service-Contingent Shares.  If a Participant does not remain in the continuous service of the Company until at least June 30, 2011, all of his/her restricted shares will be forfeited.  If, on the other hand, a Participant remains in the service of the Company until at least June 30, 2011, then, 25% of his/her restricted shares will vest (that is, cease to be subject to the risk of forfeiture), and another 25% of his/her restricted shares will vest if he/she remains in the service of the Company until June 30,2012.

(2)  Performance Contingent Shares.  The remaining 50% of restricted shares (the “Performance-Contingent Shares”) are subject to forfeiture in their entirety, if the Company does not achieve a financial performance goal, measured on the basis of the Company’s fiscal 2011 operating income.  If, on the other hand, that financial performance goal is achieved, then, (i) 50% of the Participant’s Performance-Contingent Shares will become vested if he/she is still in the Company’s service on June 30, 2011; (ii) another 25% of his/her Performance-Contingent Shares will become vested on June 30, 2012, if the Participant is in still in the Company’s service as of that date; and (iii) the final 25% of the Performance-Contingent Shares will vest on June 30, 2013, provided that he/she is still in the Company’s service on such date.

The Company will determine the fair value of the 80,000 shares of restricted stock based on the closing price per share of the Company’s common stock on the grant date.  For service-based awards, we will record stock-based compensation expense over the requisite service period that commenced on July 16, 2010 and will continue through June 30, 2011.

That portion of stock-based compensation expense associated with the performance-based vesting requirement will not be recorded during the fiscal year ending June 30, 2011, unless it is considered probable that the Company will achieve the 2011 financial objectives established by the Compensation Committee of the Board of Directors.

Dividends

On July 23, 2010, the Board of Directors declared the Company’s quarterly cash dividend of $0.30 per share of common stock for the first quarter of fiscal 2011.  The cash dividend was paid on August 20, 2010 to stockholders of record on August 6, 2010.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged (Credited) to Operating Expenses	Charged to Cost of Revenues	Charged (Credited) to Tax Provision	Net Deductions	Balance at End of Period
Year Ended June 30, 2008
Allowance for doubtful accounts	$16,000	$24,000	$-	$-	$(13,000)	$27,000
Allowance for customer notes receivable	23,000	8,000	-	-	-	31,000
Inventory reserve	91,000	-	23,000	-	(23,000)	91,000
Valuation allowance for deferred taxes	22,000	-	-	4,550,000	-	4,572,000
Year Ended June 30, 2009
Allowance for doubtful accounts	$27,000	$50,000	$-	$-	$(14,000)	$63,000
Allowance for customer notes receivable	31,000	-	-	-	-	31,000
Inventory reserve	91,000	-	176,000	-	(165,000)	102,000
Valuation allowance for deferred taxes	4,572,000	-	-	8,390,000	-	12,962,000
Year Ended June 30, 2010
Allowance for doubtful accounts	$63,000	$51,000	$-	$-	$(39,000)	$75,000
Allowance for customer notes receivable	31,000	(15,000)	-	-	-	16,000
Inventory reserve	102,000	-	58,000	-	(16,000)	144,000
Valuation allowance for deferred taxes	12,962,000	-	-	(12,962,000)	-	-

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2010, Collectors Universe, Inc. maintained effective internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2010 for the Company’s 2010 annual stockholders' meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2010 for the Company’s 2010 annual stockholders' meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2010 for the Company’s 2010 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2009.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	434,000	$10.72	$551,000

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2010 for the Company’s 2010 annual stockholders’ meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2010 for the Company’s 2010 annual stockholders’ meeting.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008

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

COLLECTORS UNIVERSE, INC

Date: September 8, 2010	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	September 8, 2010
A. Clinton Allen

/s/ MICHAEL J. MCCONNELL	Chief Executive Officer and Director	September 8, 2010
Michael J. McConnell

/s/ DAVID HALL	President and Director	September 8, 2010
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	September 8, 2010
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ VAN D. SIMMONS	Director	September 8, 2010
Van D. Simmons

/s/ A. J. BERT MOYER	Director	September 8, 2010
A. J. Bert Moyer

/s/ DEBORAH A. FARRINGTON	Director	September 8, 2010
Deborah A. Farrington

/s/ BRUCE A. STEVENS	Director	September 8, 2010
Bruce A. Stevens

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

3.3.1
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

10.43	Collectors Universe, Inc. Fiscal 2010 Management Incentive Plan adopted as of July 1, 2009.**
10.44	Restricted Stock Agreement dated as of July 31, 2009 between Michael J. McConnell and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.**
10.45	Restricted Stock Agreement dated as of July 31, 2009 between David G. Hall and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.**
10.46	Restricted Stock Agreement dated as of July 31, 2009 between Joseph J. Wallace and the Company providing for the grant of restricted shares pursuant to the 2010 Management Incentive Plan.**
10.47	Collectors Universe 2006 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2006 Proxy Statement filed with the Commission on October 27, 2006
10.48
Form of Restricted Stock Agreement for Restricted Stock Awards granted to the Company’s CEO and CFO on July 16, 2010.  Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 16, 2010.

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.
**	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Commission on September 4, 2009.

E-1