Form 10-Q
period 2010-09-30
COLLECTORS UNIVERSE INC
filed 2010-11-04
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2010
Common Stock $.001 Par Value	7,850,000

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

S-1

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)

	September 30,	June 30,
ASSETS	2010	2010
Current assets:
Cash and cash equivalents	$19,333	$20,321
Accounts receivable, net of allowance of $76 at September 30, 2010 and $75 at June 30, 2010	1,247	1,246
Inventories, net	1,131	708
Prepaid expenses and other current assets	785	919
Refundable income taxes	65	335
Deferred income tax asset	3,630	4,365
Notes receivable from sale of net assets of discontinued operations	73	96
Current assets of discontinued operations	33	52
Total current assets	26,297	28,042

Property and equipment, net	1,129	1,145
Goodwill	2,826	2,826
Intangible assets, net	2,071	2,184
Deferred income tax asset	3,807	3,807
Notes receivable from sale of net assets of discontinued operations	174	170
Other assets	257	330
Non-current assets of discontinued operations	182	182
	$36,743	$38,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$1,434
Accrued liabilities	1,456	1,495
Accrued compensation and benefits	1,123	1,804
Income taxes payable	193	197
Deferred revenue	1,982	1,926
Current liabilities of discontinued operations	873	923
Total current liabilities	6,845	7,779

Deferred rent	343	321
Non-current liabilities of discontinued operations	2,889	2,974
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 7,805 and 7,693 issued and outstanding at September 30, 2010 and at June 30, 2010, respectively	8	8
Additional paid-in capital	68,427	68,134
Accumulated deficit	(41,769)	(40,530)
Total stockholders’ equity	26,666	27,612
	$36,743	$38,686

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net revenues	$9,755	$9,298
Cost of revenues	3,774	3,739
Gross profit	5,981	5,559
Operating Expenses:
Selling and marketing expenses	1,524	1,195
General and administrative expenses	2,618	2,568
Total operating expenses	4,142	3,763
Operating income	1,839	1,796
Interest and other income, net	24	40
Income before provision for income taxes	1,863	1,836
Provision for income taxes	745	127
Income from continuing operations	1,118	1,709
Loss from discontinued operations, net of loss on sales of discontinued businesses, net of income taxes	(13)	(53)
Net income	$1,105	$1,656

Net income (loss) per basic share:
Income from continuing operations	$0.15	$0.23
Loss from discontinued operations	-	(0.01)
Net income	$0.15	$0.22

Net income (loss) per diluted share:
Income from continuing operations	$0.14	$0.22
Loss from discontinued operations	-	-
Net income	$0.14	$0.22

Weighted average shares outstanding:
Basic	7,502	7,551
Diluted	7,725	7,629
Dividends declared per common share	$0.30	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,105	$1,656
Discontinued operations	13	53
Income from continuing operations	1,118	1,709
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	205	293
Stock-based compensation expense	195	165
Provision for bad debts	1	13
Provision for inventory write-down	-	3
Provision for warranty	167	166
Loss on sale of property and equipment	6	-
Provision for deferred income taxes	736	-
Interest on notes receivable	-	5
Change in operating assets and liabilities:
Accounts receivable	(2)	(140)
Inventories	(423)	(70)
Prepaid expenses and other	184	167
Refundable income taxes	270	-
Other assets	(2)	(9)
Accounts payable and accrued liabilities	(563)	63
Accrued compensation and benefits	(680)	(231)
Income taxes payable	(4)	72
Deferred revenue	56	(295)
Deferred rent	21	28
Net cash provided by operating activities of continuing operations	1,285	1,939
Net cash used in operating activities of discontinued businesses	(128)	(396)
Net cash provided by operating activities	1,157	1,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	22	-
Capital expenditures	(46)	(173)
Capitalized software	(9)	-
Cash received from sale of net assets of discontinued operations	23	23
Proceeds from collection of customer notes receivable	-	20
Net cash used in investing activities	(10)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	98	-
Dividends paid to common stockholders	(2,233)	-
Repurchase of common stock under “Dutch Auction” tender	-	(8,911)
Net cash used in financing activities	(2,135)	(8,911)

Net decrease in cash and cash equivalents	(988)	(7,498)
Cash and cash equivalents at beginning of period	20,321	23,870
Cash and cash equivalents at end of period	$19,333	$16,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$5
Income taxes paid during the period	$5	$54

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At September 30, 2010, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC.  Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Net revenues consist primarily of fees generated from the authentication and grading of coins, trading cards, autographs, and stamps, net of any taxes collected.  Authentication and grading revenues are recognized when those services have been performed by us and the item is shipped back to the customer.  Authentication and grading fees generally are prepaid, although we offer open account privileges to larger dealers.  Advance payments received for grading services are deferred until the service is performed and the graded item is shipped to the customer.  In the case of dealers to whom we have extended credit, we record revenues at the time the item is shipped to the dealer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the shows take place.

A portion of our net revenues are comprised of subscription fees paid by customers for a membership in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement, by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the publication services provided under this membership service.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowance against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in the notes to these Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We also evaluate the carrying value of all other tangible and intangible assets for impairment as circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of September 30, 2010.

Foreign Currency Translation

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements are included in income for the current period and were not material.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that vesting of the award has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

The following table shows total stock-based compensation expense included as part of continuing and discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Included in:
General and administrative expenses	$195	$165
Continuing operations	$195	$165

No stock options were granted during the three months ended September 30, 2010 and 2009.  The following table presents information relative to stock option activity during the three months ended September 30, 2010 and stock options outstanding under all equity incentive plans as of September 30, 2010.  The closing prices of our common stock as of September 30, 2010 and June 30, 2010 were $13.39 and $13.41, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2010	434	$10.72	3.67	$1,535
Forfeited or cancelled	(23)	12.39	-	-
Exercised	(32)	3.08	-	-
Outstanding at September 30, 2010	379	$11.26	3.52	$1,177
Exercisable at September 30, 2010	374	$11.23	3.47	$1,176
Unvested at September 30, 2010	6	$13.18	7.17	$1
Unvested expected to vest at September 30, 2010	6	$13.18	7.17	$1

The 6,000 options to purchase common stock that were expected to vest at September 30, 2010 are based on the current forfeiture rate of 0% and the remaining vesting term of those options at September 30, 2010.

During the three months ended September 30, 2009, approximately 2,750 options to purchase common stock were vested with aggregate fair values of approximately $18,000.

Fiscal 2010 Restricted Stock Awards

In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010.  The remaining compensation expense to be recognized under the FY2010 Restricted Stock Awards of approximately $255,000 will be recognized over the remaining service periods through June 30, 2012, of which approximately $167,000 will be recognized in the remaining nine months of fiscal 2011 and the balance of $88,000 will be recognized in fiscal 2012.

Fiscal 2011 Equity Incentive Grants

On July 16, 2010, the Compensation Committee awarded 80,000 restricted shares to senior management (“Participant”), pursuant to the Company’s 2006 Equity Incentive Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

        (1)  Service-Contingent Shares.  If a Participant does not remain in the continuous service of the Company until at least June 30, 2011, all of his/her restricted shares will be forfeited.  If, on the other hand, a Participant remains in the service of the Company until at least June 30, 2011, then, 25% of his/her restricted shares will vest (that is, cease to be subject to the risk of forfeiture), and another 25% of his/her restricted shares will vest if he/she remains in the service of the Company until June 30, 2012.

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

The Company estimated the fair value of the 80,000 shares of restricted stock to be $997,000 based on the closing price per share of the Company’s common stock of $12.46 on the grant date of which $499,000 relates to Service-Based Awards and $498,000 relates to Performance-Based Awards.  For service-based awards, we will record stock-based compensation expense over the requisite service period that commenced on July 16, 2010 and will continue through June 30, 2012.

That portion of stock-based compensation expense associated with the performance-based vesting requirement will not be recorded during the fiscal year ending June 30, 2011, unless we consider it probable that the Company will satisfy the 2011 financial objectives established by the Compensation Committee of the Board of Directors.

In the first quarter of fiscal 2011, the Company began recording stock-based compensation expense for the service-based shares over the requisite service period.  No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine that it was probable that the financial performance goal for fiscal 2011 would be achieved.  In the event that we determine it is probable that the financial performance goal for fiscal 2011 will be met at the end of the second quarter, we will recognize in the second quarter approximately $88,000 as a catch-up adjustment related to the three months ended September 30, 2010.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2010 and the weighted average grant-date fair values:

Non-Vested Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2010	254	$4.43
Granted	80	12.46
Vested	(119)	4.32
Non-vested at September 30, 2010	215	$7.48

The following table sets forth total unrecognized compensation cost in the amount of $1,273,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2013, on the assumption that the performance condition described above is met and the expense is recognized.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2011 (remaining 9 months)	$782
2012	449
2013	42
$1,273

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At September 30, 2010, we had cash and cash equivalents totaling approximately $19,333,000, of which approximately $16,600,000 was invested in money market accounts.  At September 30, 2010, the Company had approximately $2,700,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at four financial institutions.  We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $16,100,000 at September 30, 2010.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At September 30, 2010 and June 30, 2010, one individual customer’s account receivable accounted for 11% and 10%, respectively, of the total net accounts receivable balances of $1,247,000 and $1,246,000, respectively.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $76,000 at September 30, 2010 and $75,000 at June 30, 2010.

Customers. The authentication, grading and sales of collectible coins and related services accounted for approximately 62% of our net revenues for the three months ended September 30, 2010, and 60% of our net revenues for the three months ended September 30, 2009.

Capitalized Software

We capitalize certain costs incurred, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the useful life of the software of three years.  At September 30, 2010 and June 30, 2010, we had capitalized approximately $2,634,000 and $2,625,000, respectively, as capitalized software.  The related net book value at September 30, 2010 and June 30, 2010 was $243,000 and $317,000, respectively.  During the three months ended September 30, 2010, we capitalized costs of $9,000.  During the three months ended September 30, 2010 and 2009, approximately $82,000 and $142,000 was recorded as amortization expense for capitalized software.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include in our inventory the estimated value of the re-graded item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

On October 26, 2009, the Company announced that the Board of Directors approved the resumption of quarterly cash dividends in the amount of $0.25 per share, and we paid quarterly dividends under such policy of $0.25 per share in the second and third fiscal quarters of fiscal 2010.  On April 20, 2010, the Board of Directors approved an increase in the quarterly cash dividend to $0.30 per share of common stock per quarter and on October 6, 2010 approved a further increase in its quarterly cash dividend to $0.325 per share of common stock per quarter (see note 10 “Subsequent Events.”)  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

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

2.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

Level 1-defined as observable inputs such as quoted prices in active markets;

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Assets and liabilities that are measured on a recurring basis refer to those assets and liabilities, such as facility obligations, that are measured each time the financial statements are issued.  Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and June 30, 2010, are as follows (in thousands):

	At September 30,	Fair Value Measurements Using
	2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Operating facility obligations	$3,383	$-	$-	$3,383

	At June 30,	Fair Value Measurements Using
	2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Operating facility obligations	$3,470	$-	$-	$3,470

The following table presents additional information about Level 3 liabilities for the three months ended September 30, 2010 (in thousands):

	Beginning			Ending
	Balance		Gain (1)	Balance
	June 30, 2010	Principal Paydowns	Included in Net Income	September 30, 2010
Liabilities:
Operating facility obligations	$3,470	$(85)	$(2)	$3,383

(1)	Before accretion expense of $43,000 for the three months ended September 30, 2010.

3           INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2010	2010
Coins	$702	$493
Other collectibles	52	32
Grading raw materials consumable inventory	514	327
	1,268	852
Less inventory reserve	(137)	(144)
Inventories, net	$1,131	$708

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Coins and stamp grading reference sets	$435	$461
Computer hardware and equipment	1,431	1,419
Computer software	999	999
Equipment	2,147	2,090
Furniture and office equipment	900	907
Leasehold improvements	702	695
Trading card reference library	52	52
	6,666	6,623
Less accumulated depreciation and amortization	(5,537)	(5,478)
Property and equipment, net	$1,129	$1,145

5.          ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Warranty reserves	$672	$669
Professional fees	74	82
Other	710	744
	$1,456	$1,495

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Warranty reserve beginning of period	$669	$708
Charged to cost of revenue	167	166
Payments	(164)	(114)
Warranty reserve, end of period	$672	$760

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net revenues	$5	$3
Loss from operations of discontinued businesses	$(2)	$-
Loss on sale of discontinued businesses	(20)	(53)
Loss from discontinued operations before income tax benefit	(22)	(53)
Income tax benefit	9	-
Loss from discontinued operations	$(13)	$(53)

The following table contains summary balance sheet information (in thousands) with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30,	June 30,
	2010	2010
Current Assets:
Accounts receivable, net	$6	$25
Assets held for sale	27	27
	$33	$52
Non-Current Assets:
Other assets	$182	$182

Current Liabilities:
Accounts payable	$13	$27
Facility obligations	530	532
Other accrued expenses	306	342
Deferred revenue	24	22
	$873	$923

Non-Current Liabilities:
Facility obligations	$2,853	$2,938
Other long-term liabilities	36	36
	$2,889	$2,974

In connection with and as a condition of our acquisition of CCE in September 2005, we were required to purchase the common stock of CTP, which we disposed of in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  We have a security interest in the assets of CTP and certain personal assets of the purchaser.  At September 30, 2010 and June 30, 2010, the carrying value of the note was $23,000 and $46,000, respectively, of which the current portion, at September 30, 2010 and June 30, 2010, was $23,000 and $46,000, respectively, and is included as part of the current portion of notes receivables from sale of net assets of discontinued operations.

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 and annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 in the amount of $224,000 and $220,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance classified as long term.

In connection with our exiting the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $3,383,000 and $3,470,000 at September 30, 2010 and June 30, 2010, respectively, of which $530,000 and $532,000 were classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet, respectively.

7.	INCOME TAXES

At June 30, 2010, we released our valuation allowances against deferred tax assets and, as a result, in the three months ended September 30, 2010, we recognized a provision for income taxes based upon an estimated annual effective tax rate of 40% for fiscal 2011.

In the three months ended September 30, 2009, we recognized an income tax provision of $127,000, which represented an estimated effective tax rate of 7% related to federal alternative minimum taxes and amounts due in the State of California as a result of that state suspending the right to apply state NOL carryforwards and limiting to 50% the use of state tax credit carryforwards to offset California taxable income.

8.           NET INCOME (LOSS) PER SHARE

The aggregate number of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 99,000 and 493,000 for the three months ended September 30, 2010 and 2009, respectively.

9.           BUSINESS SEGMENTS

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2010 and 2009.  Net identifiable assets are provided by business segment as of September 30, 2010 and June 30, 2010 (in thousands):

	Three Months Ended September 30,
	2010	2009
Net revenues from external customers:
Coins	$6,044	$5,557
Trading cards and autographs	2,592	2,566
Other	1,119	1,175
Total revenue	$9,755	$9,298
Amortization and depreciation:
Coins	$52	$72
Trading cards and autographs	52	51
Other	72	101
Total	176	224
Unallocated amortization and depreciation	29	69
Consolidated amortization and depreciation	$205	$293
Stock-based compensation:
Coins	$16	$-
Trading cards and autographs	3	-
Other	5	-
Total	24	-
Unallocated stock-based compensation	171	165
Consolidated stock-based compensation	$195	$165
Operating income:
Coins	$2,064	$2,188
Trading cards and autographs	345	379
Other	365	202
Total	2,774	2,769
Unallocated operating expenses	(935)	(973)
Consolidated Operating Income	$1,839	$1,796

	At September 30,	At June 30,
	2010	2010
Identifiable Assets:
Coins	$3,614	$3,509
Trading cards and autographs	851	810
Other	4,355	4,460
Total	8,820	8,779
Unallocated assets	27,923	29,907
Consolidated assets	$36,743	$38,686
Goodwill:
Coins	$515	$515
Other	2,311	2,311
Consolidated goodwill	$2,826	$2,826

10.	SUBSEQUENT EVENTS

On October 6, 2010, the Company announced that its Board of Directors had approved an increase in its quarterly cash dividend to $0.325 per share of common stock per quarter, for an expected total annual cash dividend of $1.30 per common share.  The first quarterly dividend of $0.325 per share under this policy will be paid on November 19, 2010 to stockholders of record on November 5, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Fiscal 2010 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2010.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we described in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2010 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia and stamps.  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own, buy and sell them.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in our publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and our Gross Profit Margins.  Our authentication and grading fees accounted for 80% of our total net revenues for the three months ended September 30, 2010.  The amount of such revenues and our gross profit margins are primarily affected by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, the level of our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, depending primarily on the timing and size of modern coin marketing programs by customers or dealers who specialize in sales of such coins.

Ultimately, the amounts of our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards.

Our revenue and gross profit margin is also affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in the period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% of our total net revenues in the three months ended September 30, 2010.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective number of coins, trading cards, autographs, and stamps that were graded or authenticated by us in the three months ended September 30, 2010 and 2009 and their estimated values, which are the amounts at which those coins, trading cards and stamps were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2010		2009		2010		2009
Coins	447,900	56.2%	358,700	51.4%	$328,977	91.6%	$276,307	90.9%
Trading cards and Autographs (1)	344,500	43.3%	334,100	47.9%	27,594	7.7%	23,943	7.9%
Stamps	3,900	0.5%	5,400	0.7%	2,567	0.7%	3,717	1.2%
Total	796,300	100.0%	698,200	100.0%	$359,138	100.0%	$303,967	100.0%

(1)	Consists of trading cards graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance.  As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness and the ability of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation, because the threat of an actual increases in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

Despite the continued uncertainties created by the economic downturn and the continued relatively sluggish economic recovery, our revenues in the first quarter increased by approximately 5%, compared to the same quarter of the prior year, and included an 8% increase in coin revenue, which is our largest grading and authentication market.  The total number of coins graded and authenticated during the three months ended September 30, 2010 increased by 25% in the quarter, which primarily comprised a 35% increase in the number of modern coins graded and authenticated.  We believe those increases reflect the continued high prices of gold and inflationary concerns among collectors and investors, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under Results of Continuing Operation: “Net Revenues”.

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flow and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2011.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund the acquisition of established businesses and or early stage businesses.  In the first quarter of fiscal 2011, the Company’s dividend policy was to pay dividends of $0.30 per share per quarter.  In October 2010, the Board of Directors increased the Company’s quarterly cash dividend to $0.325 per share per quarter, for an expected annual dividend of $1.30 per share.  In addition, our financial position is impacted by the Company’s tax position in that the Company may only be required to pay minimum taxes, when it has net operating losses and other tax attributes available to offset current period taxable income.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2010 there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets on a formal basis at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  We apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required. During the three months ended September 30, 2010, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts and the fiscal year 2007 acquisition of our Expos business, and determined that the carrying values of the acquired goodwill of these respective businesses were not impaired.

The use of the income approach in determining the fair value of our acquired businesses requires that future after-tax cash flows be discounted using a discount rate that reflects a risk adjusted weighted average cost of capital.  We determined the fair values of Expos using a discount rate of 17%, and we concluded that no impairment existed at September 30, 2010.  In making that determination, we considered the discount rate, revenue growth opportunities and other potential cost reduction scenarios when reviewing Expos, which we consider to be reasonable based upon the recurring and predictable nature of the revenues for this business and its existing cost structure.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the performance financial goal.

Fiscal 2011 Restricted Stock Awards.  On July 6, 2010, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2011 (the “2011 Stock Incentive Program”).  Under the terms of that program, management employees (“Participants”) were awarded 80,000 restricted shares.  Retention by each Participant of the restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  Those vesting requirements of the 2011 Stock Incentive Program are as follows:

(1)           Service-Based Vesting Requirement.  The vesting of 50% of the restricted shares (the “Service-Based Shares”) awarded is contingent on the Participant’s continued service with the Company; whereby 25% of the Time-Based Shares vest on each of June 30, 2011 and June 30, 2012.

(2)           Performance-Based Vesting Requirement.  The vesting of the other fifty percent (50%) of the restricted shares awarded to each of these Participants (the “Performance-Based Shares”) is contingent on the Company’s achievement of a financial performance goal for fiscal 2011.  If that goal is not achieved, all of those Performance-Based Shares will be forfeited and cancelled.  On the other hand, if the Company achieves that fiscal 2011 financial performance goal, then (i) 50% of the Performance-Based Shares will vest when it is determined that the performance goal was achieved, provided that the Participant is still in the Company’s service at the end of fiscal 2011, (ii) another 25% of those shares will vest on June 30, 2012, provided the officer is still in the Company’s service at that time, and (iii) the final 25% of those shares will vest on June 30, 2013, provided the Participant is still in the Company’s service at that time, subject to acceleration of such vesting if a Participant’s service with the Company is terminated without cause.

In the first quarter of fiscal 2011, the Company began recording stock-based compensation expense for the Service-Based Shares over the requisite service period.  No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine that it was probable that the financial performance goal for fiscal 2011 would be achieved.

Fiscal 2010 Restricted Stock Awards.  In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010, and therefore one-third of the fiscal 2010 performance shares vested.  As a result, stock-based compensation on the remaining unvested shares granted will be recognized over the remaining service period.

Taxation.  At June 30, 2010, the Company released the valuation allowance that had been established in prior years against the Company’s deferred tax assets.  As a result, the Company recognized an effective tax rate of approximately 40% in the three months ended September 30, 2010.

Results of Operations for the Three months Ended September 30, 2010 and 2009

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended September 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	38.7%	40.2%
Gross profit	61.3%	59.8%
Operating expenses:
Selling and marketing expenses	15.6%	12.9%
General and administrative expenses	26.8%	27.6%
Total operating expenses	42.4%	40.5%
Operating income	18.9%	19.3%
Interest and other income, net	0.2%	0.4%
Income before provision for income taxes	19.1%	19.7%
Provision for income taxes	(7.6)%	(1.3)%
Income from continuing operations	11.5%	18.4%
Loss from discontinued operations, net of gain on sales of discontinued businesses, net of income taxes	(0.2)%	(0.6)%
Net income	11.3%	17.8%

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, consisting primarily of coins that we purchase under our warranty policy which are not considered to be the focus of, or an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues generated for the three months ended September 30, 2010 and 2009 between grading and authentication services revenues, and other related services revenues (in thousands):

	Three Months Ended September 30,
	2010		2009		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$7,772	79.7%	$7,481	80.5%	$291	3.9%
Other related services	1,983	20.3%	1,817	19.5%	166	9.1%
Total net revenues	$9,755	100.0%	$9,298	100.0%	$457	4.9%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010		2009		2010 vs. 2009
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Revenues		Units Processed
					Amounts	Percent	Number		Percent
Coins(1)	$5,977	61.2%	$5,536	59.5%	$441	8.0%	89		24.8%
Cards and autographs(2)	2,592	26.6%	2,566	27.6%	26	1.0%	10		3.1%
Other (3)	1,186	12.2%	1,196	12.9%	(10)	(0.8)%	(1	)(4)	(27.8)%
	$9,755	100.0%	$9,298	100.0%	$457	4.9%	98		14.0%

(1)	Includes coin authentication and grading fees and related revenues, but excludes coin product sales revenues (see 4 below).

(2)	Consists of revenues from our trading card and our autograph authentication and grading businesses.

(3)	Includes the revenues of our stamp authentication and grading business, CCE subscription fees, CFC interest income, the revenues of our Expos convention business, and coin product sales revenues.

(4)	Consists of the change in the number of stamps graded and authenticated.

For the three months ended September 30, 2010, our net revenues increased by $457,000, or 4.9%, compared to the corresponding three month period ended September 30, 2009.  That increase in net revenues was attributable to an increase of $291,000, or 3.9%, in grading and authentication fees and an increase of $166,000 or 9.1% in other related services.  The increase in grading and authentications fees related to an increase in coin grading fees with cards, autographs and stamps remaining substantially unchanged.

Although the number of coins graded and authenticated increased by 25% in the quarter, the increase in grading and authentication fees earned was 6%, primarily as a result of us grading and authenticating a higher number and proportion of modern coins at a lower average service fee compared to the three months ended September 30, 2009.  Despite the lower average service fee earned, our modern coin grading fees increased by 14% in the quarter on a 35% increase in the number of units graded.  As discussed in previous Exchange Act filings, the level of modern coin revenue can be volatile due to specific customer activity or marketing programs in a given period.  Modern coins grading and authentication fees increased by 14% in the quarter, compared with 60% for fiscal year 2010 and 46% in the fourth quarter of fiscal 2010, and it is uncertain what level of growth, if any, can be achieved in future quarters.

In addition, due to the stronger performance of our coin grading and authentication business relative to our other businesses, coins represented approximately 61% of total revenues, which demonstrates the importance of the coin business to our overall financial results.

The increase in other related services included increased subscription and advertising revenues, partially offset by a reduction in our Expos collectibles convention business.  The reduction in the Expos revenues was primarily related to a customer contract renegotiation.

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

Set forth below is information regarding our gross profit and gross profit margin in the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$5,981	61.3%	$5,559	59.8%

As indicated in the above table, our gross profit margin increased from 59.8% for the three months ended September 30, 2009 to 61.3% for the three months ended September 30, 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues in the quarter.  However, the gross profit margin for fiscal year 2010 was 61%, which is consistent with the 61.3% earned in the current first quarter.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Selling and Marketing	$1,524	15.6%	$1,195	12.9%

The $329,000 increase in selling and marketing expenses in the three months ended September 30, 2010, compared to the same three months ended September 30, 2009, was attributable to increased trade show costs, and business development costs incurred in the quarter.  The increased trade show costs were due primarily to (i) one of the more important annual national shows being staged on the East Coast this year, whereas it was staged in California last year; thereby leading to increased travel costs; (ii) we conducted an extra Members-Only show for our important dealers; and (iii) we conducted a show in Paris, France as part of our expansion into Europe.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
General and Administrative	$2,618	26.8%	$2,568	27.6%

G&A expenses increased by $50,000 in the three months ended September 30, 2010, compared to the same period of fiscal 2009, but declined to 26.8% of revenues from 27.6% of revenues in the three months ended September 30, 2009.  The dollar increase related to outside consultant services incurred in connection with the development of a more advanced technology system to identify counterfeit or altered coins that are sometimes submitted to us for authentication and grading.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s Condensed Consolidated Financial Statements, the Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands), as follows:

	Three Months Ended September 30,
	2010	2009
Included in:
General and administrative expenses	$195	$165
	$195	$165

The increase in stock-based compensation expense of $30,000 in the three months ended September 30, 2010 was due to the grant of additional restricted stock in the first quarter of fiscal 2010 and 2011.

The following table sets forth unrecognized compensation cost totaling $1,273,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2012 and assumes that $498,000 of performance-based stock compensation expense related to the July 2010 stock grants is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2011 (remaining 9 months)	$782
2012	449
2013	42
$1,273

Interest and Other Income, Net

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(In Thousands)
Interest and other income, net	$24	0.2%	$40	0.4%

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income, net was $29,000 and $14,000 in the three months ended September 30, 2010 and 2009, respectively.

Income Tax Expense

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Income tax expense	$745	$127

The income tax provision of $745,000 in the three months ended September 30, 2010 represented an estimated annual effective tax rate of approximately 40%.  The income tax provision of $127,000 in the three months ended September 30, 2009, represented an effective tax rate of 7% and reflected federal alternative minimum taxes, due to the availability of NOLs for federal purposes and taxes due to the State of California.

Discontinued Operations

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Loss from discontinued operations (net of income taxes)	$(13)	$(53)

The loss from discontinued operations (net of income taxes in the three months ended September 30, 2010 only) of $13,000 and $53,000 for the three months ended September 30, 2010 and 2009, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses.  In the three months ended September 30, 2010, the reduction in a severance accrual gave rise to a credit of $22,000.  No tax benefit was recorded in connection with the losses from discontinued operations in the three months ended September 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At September 30, 2010, we had cash and cash equivalents of approximately $19,333,000, as compared to cash and cash equivalents of $20,321,000 at June 30, 2010.  This reduction in cash and cash equivalents in the three months ended September 30, 2010, was attributable to the payment of cash dividends to stockholders of $2,233,000 and the timing of the payments of certain employee-related incentive payments and other vendor payments.

Cash Flows.

Cash Flows from Continuing Operations.  During the three months ended September 30, 2010 and 2009, our operating activities from continuing operations generated cash of $1,285,000 and $1,939,000, respectively, primarily reflecting the operating results in the three-month periods.  The reduction in the cash flows from operations in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, despite pre-tax income being about the same, reflects the payment in the quarter of annual employee incentives, the purchase of coin and consumable inventories, the payment of other operating vendor balances and the collection of refundable income taxes.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $128,000 and $396,000 in the three months ended September 30, 2010 and 2009, respectively.  In the three months ended September 30, 2010, cash used in discontinued operations primarily related to payments related to our ongoing obligations for the New York facilities, formerly occupied by our jewelry businesses.  During the three months ended September 30, 2009, approximately $206,000 was used to meet the facility-related obligations for the two spaces, approximately $74,000 was used for severance payments to former employees of the jewelry businesses, and $72,000 was used to settle a legal claim arising from our discontinued auction businesses.

Cash from or used in Investing Activities.  Investing activities used net cash of $10,000 and $130,000 during the three months ended September 30, 2010 and 2009, respectively.  In the three months ended September 30, 2010, the payment of $55,000 for capital expenditures and capitalized software costs were partially offset by cash received of $22,000 for the sale of property and equipment and the collection of $23,000 related to the sale of discontinued businesses.  In 2009, cash used comprised of $173,000 related to the purchase of fixed assets, partially offset by of $23,000 in cash receipts related to the sale of discontinued businesses, and $20,000 related to the proceeds from the collection of customer notes receivable.

Cash used in Financing Activities.  In the three months ended September 30, 2010 and 2009, financing activities used net cash of $2,135,000 and $8,911,000, respectively.  In 2010, the Company received cash proceeds of $98,000 from the exercise of stock options and used cash of $2,233,000 to pay our quarterly dividends to stockholders.  In 2009, we used $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining nine months)	$933	$32	$901
2012	1,228	43	1,185
2013	1,258	45	1,213
2014	1,179	46	1,133
2015	1,153	47	1,106
Thereafter	4,275	191	4,084
	$10,026	$404	$9,622

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations under the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining nine months)	$482	$129	$353
2012	675	174	501
2013	721	181	540
2014	759	192	567
2015	794	195	599
Thereafter	1,350	99	1,251
	$4,781	$970	$3,811
Less: Accrual at September 30, 2010			(3,259)
			$552

The accrual for facility-related obligations at September 30, 2010 includes an estimate of the fair value of minimum lease payments of $3,259,000 and an estimate of the fair value of operating expenses related to the leased properties of $124,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. In the first quarter of fiscal 2011, the Company’s quarterly dividend policy was to pay $0.30 per share per quarter.  On October 6, 2010, our Board of Directors approved an increase in the quarterly cash dividend to $0.325 per share of common stock per quarter, for an expected total annual cash dividend of $1.30 per common share.  The first quarterly dividend in the amount of $0.325 per share under this policy will be paid on November 19, 2010 to stockholders of record on November 5, 2010.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At September 30, 2010, we continued to have $3.7 million available under this program.  No open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) to fund the payment of cash dividends; (iv) to pay the obligations under the leases for the two facilities formerly occupied by our discontinued jewelry businesses; and (v) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due to the continued sluggishness of the economy and uncertainties about the strength of the economic recovery in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 that we filed with the SEC on September 8, 2010.

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

COLLECTORS UNIVERSE, INC.

Date: November 4, 2010	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 4, 2010	By:	/s/ JOSEPH J. WALLACE
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