Form 10-Q
period 2010-12-31
COLLECTORS UNIVERSE INC
filed 2011-02-08
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 4, 2011
Common Stock $.001 Par Value	7,896,000

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

i

PART 1 – FINANCIAL INFORMATION
ITEM 1.                                                                      FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	December 31,	June 30,
ASSETS	2010	2010
Current assets:
Cash and cash equivalents	$18,955	$20,321
Accounts receivable, net of allowance of $88 at December 31, 2010 and $75 at June 30, 2010	1,491	1,246
Inventories, net	1,329	708
Prepaid expenses and other current assets	904	919
Refundable income taxes	65	335
Deferred income tax assets	3,036	4,365
Notes receivable from sale of net assets of discontinued operations	50	96
Current assets of discontinued operations	33	52
Total current assets	25,863	28,042

Property and equipment, net	1,268	1,145
Goodwill	2,826	2,826
Intangible assets, net	1,953	2,184
Deferred income tax assets	3,807	3,807
Notes receivable from sale of net assets of discontinued operations	178	170
Other assets	250	330
Non-current assets of discontinued operations	182	182
	$36,327	$38,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,324	$1,434
Accrued liabilities	1,360	1,495
Accrued compensation and benefits	1,318	1,804
Income taxes payable	184	197
Deferred revenue	1,981	1,926
Current liabilities of discontinued operations	732	923
Total current liabilities	6,899	7,779

Deferred rent	364	321
Non-current liabilities of discontinued operations	2,804	2,974
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 7,896 and 7,693 issued and outstanding at December 31, 2010 and at June 30, 2010, respectively	8	8
Additional paid-in capital	69,585	68,134
Accumulated deficit	(43,333)	(40,530)
Total stockholders’ equity	26,260	27,612
	$36,327	$38,686

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$9,600	$8,883	$19,355	$18,181
Cost of revenues	3,895	3,633	7,669	7,372
Gross profit	5,705	5,250	11,686	10,809
Selling and marketing expenses	1,317	1,141	2,841	2,336
General and administrative expenses	2,837	2,644	5,456	5,212
Operating income	1,551	1,465	3,389	3,261
Interest and other income, net	28	12	52	52
Income before provision (benefit) for income taxes	1,579	1,477	3,441	3,313
Provision (benefit) for income taxes	609	(202)	1,354	(75)
Income from continuing operations	970	1,679	2,087	3,388
Loss from discontinued operations, net of loss on sales of discontinued usinesses, net of income taxes	(22)	(508)	(35)	(561)
Net income	$948	$1,171	$2,052	$2,827

Net income per basic share:
Income from continuing operations	$0.13	$0.23	$0.27	$0.45
Loss from discontinued operations	(0.01)	(0.07)	-	(0.07)
Net income per basic shares	$0.12	$0.16	$0.27	$0.38

Net income per diluted share:
Income from continuing operations	$0.12	$0.22	$0.27	$0.45
Loss from discontinued operations	-	(0.07)	(0.01)	(0.08)
Net income per diluted shares	$0.12	$0.15	$0.26	$0.37

Weighted average shares outstanding:
Basic	7,732	7,404	7,650	7,478
Diluted	7,820	7,555	7,772	7,592
Dividends declared per common share	$0.325	$0.25	$0.625	$0.25

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,052	$2,827
Discontinued operations	35	561
Income from continuing operations	2,087	3,388
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	409	580
Stock-based compensation expense	580	495
Provision for bad debts	13	14
Provision for inventory write-down	1	7
Provision for warranty	337	288
Loss on sale of property and equipment	(2)	-
Interest on notes receivable	(8)	(9)
Provision for deferred income taxes	1,329	-
Change in operating assets and liabilities:
Accounts receivable	(258)	(7)
Inventories	(621)	(50)
Prepaid expenses and other	66	(40)
Refundable income taxes	270	(248)
Other assets	9	(143)
Accounts payable and accrued liabilities	(526)	(533)
Accrued compensation and benefits	(486)	(140)
Income taxes payable	(13)	(80)
Deferred revenue	55	313
Deferred rent	43	56
Net cash provided by operating activities of continuing operations	3,285	3,891
Net cash used in operating activities of discontinued businesses	(376)	(629)
Net cash provided by operating activities	2,909	3,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	44	-
Capital expenditures	(285)	(137)
Proceeds from collection of customer notes receivable	-	2,348
Capitalized software	(9)	-
Cash received from sale of net assets of discontinued operations	46	117
Net cash (used in) provided by investing activities	(204)	2,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	871	-
Dividends paid to common stockholders	(4,942)	(1,853)
Repurchase of common stock under “Dutch Auction” tender	-	(8,911)
Net cash used in financing activities	(4,071)	(10,764)

Net decrease in cash and cash equivalents	(1,366)	(5,174)
Cash and cash equivalents at beginning of period	20,321	23,870
Cash and cash equivalents at end of period	$18,955	$18,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$5
Income taxes paid	$13	$252

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At December 31, 2010, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC.  Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of December 31, 2010.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Included in:	2010	2009	2010	2009
General and administrative expenses	$385	$330	$580	$495

No stock options were granted during the three and six months ended December 31, 2010 and 2009.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2010 and stock option activity during the six months ended December 31, 2010.  The closing prices of our common stock as of December 31, 2010 and June 30, 2010 were $13.90 and $13.41, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2010	434	$10.72	3.67	$1,535
Forfeited or cancelled	(24)	12.37	-	-
Exercised	(106)	8.19	-	-
Outstanding at December 31, 2010	304	$11.48	3.39	$1,060
Exercisable at December 31, 2010	301	$11.47	3.36	$1,058
Unvested at December 31, 2010	3	$13.18	6.92	$2
Unvested expected to vest at December 31, 2010	3	$13.18	6.92	$2

The 3,000 options to purchase common stock that were expected to vest at December 31, 2010 are based on the current forfeiture rate of 0% and the remaining vesting term of those options at December 31, 2010.

During the six months ended December 31, 2010 and 2009, approximately 2,750 and 5,500 options to purchase common stock were vested with aggregate fair values of approximately $38,000 and $27,500, respectively.

Fiscal 2010 Restricted Stock Awards

In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010.  The remaining compensation expense to be recognized under the FY2010 Restricted Stock Awards of approximately $199,000 will be recognized over the remaining service periods through June 30, 2012, of which approximately $111,000 will be recognized in the remaining six months of fiscal 2011 and the balance of $88,000 will be recognized in fiscal 2012.

Fiscal 2011 Equity Incentive Grants

On July 16, 2010, the Compensation Committee awarded 80,000 restricted shares to certain executive officers and senior management (“Participant”), pursuant to the Company’s 2006 Equity Incentive Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

(1) Service-Contingent Shares.  If a Participant does not remain in the continuous service of the Company until at least June 30, 2011, all of his/her restricted shares will be forfeited.  If, on the other hand, a Participant remains in the service of the Company until at least June 30, 2011, then 25% of his/her restricted shares will vest (that is, cease to be subject to the risk of forfeiture), and another 25% of his/her restricted shares will vest if he/she remains in the service of the Company until June 30, 2012.

(2) Performance Contingent Shares.  The vesting of 50% of the restricted shares awarded (the “Performance-Contingent Shares”)  is contingent on the Company’s achievement of a financial performance goal, measured on the basis of the Company’s fiscal 2011 operating income.  If that goal is not achieved, all of those shares may be forfeited and cancelled.  If, on the other hand, that financial performance goal is achieved, then, (i) 50% of the Participant’s Performance-Contingent Shares will become vested if he/she is still in the Company’s service on June 30, 2011; (ii) another 25% of his/her Performance-Contingent Shares will become vested on June 30, 2012, if the Participant is still in the Company’s service as of that date; and (iii) the final 25% of the Performance-Contingent Shares will vest on June 30, 2013, provided that he/she is still in the Company’s service on such date.

The Company estimated the fair value of the 80,000 shares of restricted stock to be $997,000 based on the closing price per share of the Company’s common stock of $12.46 on the grant date, of which $499,000 relates to Service-Based Awards and $498,000 relates to Performance-Based Awards.  For service-based awards, we will record stock-based compensation expense over the requisite service period that commenced on July 16, 2010 and will continue through June 30, 2012.

As of December 31, 2010, management determined that achieving the performance condition for the full fiscal year 2011 was probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2011. As a result, the Company recognized $176,000 of expenses for those performance grants in the quarter ended December 31, 2010, including a catch-up adjustment of $88,000 for the period from the grant date to September 30, 2010.

Other Fiscal 2011 Grants

In the second quarter of fiscal 2011, the Company granted approximately 17,000 restricted shares with a one-year service vesting to the non-employee directors and one employee.  The Company estimated the fair value of those shares to be approximately $248,000, and such expense will be recognized over the service period of one year.

The following table presents the non-vested status of the restricted shares for the six months ended December 31, 2010 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2010	254	$4.43
Granted	97	12.83
Vested	(126)	4.67
Non-vested at December 31, 2010	225	$7.92

The following table sets forth total unrecognized compensation cost in the amount of $1,134,000 related to non-vested stock-based awards (both options and restricted shares) expected to be recognized through fiscal year 2013, on the assumption that (i) the performance condition described above is met, (ii) the Participants remain in the Company’s employment throughout the applicable vesting periods; and (iii) the expense is recognized.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2011 (remaining 6 months)	$551
2012	542
2013	41
$1,134

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At December 31, 2010, we had cash and cash equivalents totaling approximately $18,955,000, of which approximately $16,600,000 was invested in money market accounts.  At December 31, 2010, the Company had approximately $2,400,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at four financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $16,100,000 at December 31, 2010.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At December 31, 2010 two customers accounted for approximately 30% of the total net accounts receivable balances of $1,491,000; whereas, at June 30, 2010, one customer’s accounts receivable accounted for 10% of the total net accounts receivable balances of $1,246,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $88,000 at December 31, 2010 and $75,000 at June 30, 2010. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Customers. The authentication, grading and sales of collectible coins and related services accounted for approximately 68% and 65% of our net revenues for the three and six months ended December 31, 2010, respectively, and 66% and 63% of our net revenues for the three and six months ended December 31, 2009, respectively.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the six months ended December 31, 2010.

Capitalized Software

We capitalize certain costs incurred, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the useful life of the software of three years.  At December 31, 2010 and June 30, 2010, we had capitalized approximately $2,634,000 and $2,625,000, respectively, as capitalized software.  The related net book value of capitalized software at December 31, 2010 and June 30, 2010 was $164,000 and $317,000, respectively.  During the six months ended December 31, 2010, we capitalized costs of $9,000.  During the three and six months ended December 31, 2010, approximately $80,000 and $162,000, respectively, was recorded as amortization expense for capitalized software, respectively, and for the three and six months ended December 31, 2009, we amortized $141,000 and $283,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize as a reduction in our warranty reserve the difference in value of the item at its original grade and its re-graded estimated value.  We include in our collectibles inventory the estimated value of the re-graded item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

On October 26, 2009, the Company announced that the Board of Directors approved the resumption of quarterly cash dividends in the amount of $0.25 per share, and we paid quarterly dividends under such policy of $0.25 per share in the second and third fiscal quarters of fiscal 2010.  On April 20, 2010, the Board of Directors approved an increase in the quarterly cash dividend to $0.30 per share of common stock, and on October 6, 2010, approved a further increase in its quarterly cash dividend to $0.325 per share. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.           INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2010	2010
Coins	$838	$493
Other collectibles	48	32
Grading raw materials consumable inventory	574	327
	1,460	852
Less inventory reserve	(131)	(144)
Inventories, net	$1,329	$708

3.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Coins and stamp grading reference sets	$421	$461
Computer hardware and equipment	1,482	1,419
Computer software	999	999
Equipment	2,334	2,090
Furniture and office equipment	901	907
Leasehold improvements	702	695
Trading card reference library	52	52
	6,891	6,623
Less accumulated depreciation and amortization	(5,623)	(5,478)
Property and equipment, net	$1,268	$1,145

4.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	December 31,	June 30,
	2010	2010
Warranty reserves	$634	$669
Professional fees	98	82
Other	628	744
	$1,360	$1,495

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2010 and 2009 (in thousands):

	Six Months Ended December 31,	Six Months Ended December 31,
	2010	2009
Warranty reserve, beginning of period	$669	$708
Charged to cost of revenue	337	288
Payments	(372)	(245)
Warranty reserve, end of period	$634	$751

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$9	$-	$14	$3
Loss before income tax benefit	$(37)	$(508)	$(59)	$(561)
Income tax benefit	15	-	24	-
Loss from discontinued operations	$(22)	$(508)	$(35)	$(561)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Current Assets:
Accounts receivable, net	$6	$25
Assets held for sale	27	27
	$33	$52
Non-Current Assets:
Other assets	$182	$182

Current Liabilities:
Accounts payable	$6	$27
Lease obligations	536	532
Other accrued expenses	166	342
Deferred revenue	24	22
	$732	$923

Non-Current Liabilities:
Lease obligations	$2,768	$2,938
Other long-term liabilities	36	36
	$2,804	$2,974

In connection with the sale of CTP in 2005, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years, which was fully repaid in November 2010.  At June 30, 2010, the carrying value of the note was $46,000 and is included in other assets.

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment to us of $50,000 and a promissory note (the “Note”) with a face value of $304,000.  The Note provided for three annual payments of $50,000 due on the anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 in the amount of $228,000 and $220,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance classified as long term.

In connection with our exiting the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $3,304,000 and $3,470,000 at December 31, 2010 and June 30, 2010, respectively, of which $536,000 and $532,000 were classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheet, respectively.

6.	INCOME TAXES

At June 30, 2010, we released our valuation allowances against deferred tax assets.  In the three and six months ended December 31, 2010, we recognized provisions for income taxes based upon an estimated annual effective tax rate of 41% for fiscal 2011, partially offset by an income tax benefit of approximately $60,000 related to the exercise of incentive stock options in the second quarter.  Due to the Company having net operating losses and other tax attributes available to offset current year taxable income, the provision for income taxes for the three and six months ended December 31, 2010, represents the non-cash realization of deferred tax assets.  Cash payments for income taxes continue to be minimal.

The income tax benefits of $202,000 and $75,000 for the three and six months ended December 31, 2009, respectively, reflected an estimated annual effective rate of 5% and a federal income tax benefit of $248,000 related to the suspension of the 90% Alternative Minimum Tax (AMT) limitation for the carryback of net operating losses.

7.           NET INCOME PER SHARE

The aggregate number of shares subject to options and warrants that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 83,000 and 90,750 for the three and six months ended December 31, 2010, respectively, and 390,000 and 1,023,000 for the three and six months ended December 31, 2009, respectively.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2010 and 2009.  Net identifiable assets are provided by business segment as of December 31, 2010 and June 30, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenues from external customers
Coins	$6,487	$5,851	$12,531	$11,408
Trading cards and autographs	2,384	2,304	4,976	4,870
Other	729	728	1,848	1,903
Total revenue	$9,600	$8,883	19,355	18,181
Amortization and depreciation
Coins	$53	$78	$105	$150
Trading cards and autographs	52	57	104	102
Other	72	92	144	200
Total	177	227	353	452
Unallocated amortization and depreciation	27	59	56	128
Consolidated amortization and depreciation	$204	$286	$409	$580
Stock-based compensation
Coins	$68	$-	$84	$-
Trading cards and autographs	12	-	15	-
Other	18	-	23	-
Total	98	-	122	-
Unallocated stock-based compensation	287	330	458	495
Consolidated stock-based compensation	$385	$330	$580	$495
Operating income before unallocated expenses
Coins	$2,289	$2,318	$4,353	$4,507
Trading cards and autographs	176	221	521	600
Other	53	25	417	226
Total	2,518	2,564	5,291	5,333
Unallocated operating expenses	(967)	(1,099)	(1,902)	(2,072)
Consolidated operating income	$1,551	$1,465	$3,389	$3,261

	At December 30,	At June 30,
	2010	2010
Identifiable Assets:
Coins	$4,338	$3,509
Trading cards and autographs	664	810
Other	4,367	4,460
Total	9,369	8,779
Unallocated assets	26,958	29,907
Consolidated assets	$36,327	$38,686
Goodwill:
Coins	$515	$515
Other	2,311	2,311
Consolidated goodwill	$2,826	$2,826

9.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2010, a member of  the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $126,000 and $213,000, respectively, compared with $176,000 and $244,000 for the three and six months ended December 31, 2009, respectively.  At December 31, 2010, the amount owed to the Company was approximately $35,000, compared with $23,000 at June 30, 2010.

10.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business.  Currently, the Company is involved in a dispute with a former employee who has claimed $175,000.  Depending upon the outcome of this dispute, which will be decided at arbitration in March 2011, the Company could also be responsible for penalties and costs.  The Company is vigorously defending this matter.  Management of the Company believes that none of the lawsuits or disputes currently pending against it is likely to have a material adverse effect on the Company.

11.	SUBSEQUENT EVENTS

On January 25, 2011, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a third quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on February 25, 2011 to stockholders of record on February 14, 2011.

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

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2010 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides grading and authentication services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia and stamps.  We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectible they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in our publications and on our website; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect our Financial Position and Operating Results

Factors that Can Affect our Revenues and our Gross Profit Margins.  Our authentication and grading fees accounted for approximately 80% of our total net revenues for the six months ended December 31, 2010.  The amount of such revenues and our gross profit margins are primarily affected by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

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

Our revenues and gross profit margin are also affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the six months ended December 31, 2010.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective number of coins, trading cards, autographs, and stamps that were graded or authenticated by us in the three and six months ended December 31, 2010 and 2009, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2010		2009		2010		2009
Coins	403,600	56.9%	400,200	56.7%	287,155	91.6%	$293,317	92.3%
Trading cards and autographs(1)	301,900	42.6%	300,700	42.6%	24,120	7.7%	20,895	6.6%
Stamps	3,900	0.5%	4,700	0.7%	2,163	0.7%	3,623	1.1%
Total	709,400	100.0%	705,600	100.0%	313,438	100.0%	$317,835	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2010		2009		2010		2009
Coins	851,500	56.6%	758,900	54.1%	$616,132	91.6%	$569,624	91.6%
Trading cards and autographs(1)	646,400	42.9%	634,800	45.2%	51,714	7.7%	44,838	7.2%
Stamps	7,800	0.5%	10,100	0.7%	4,730	0.7%	7,340	1.2%
Total	1,505,700	100.0%	1,403,800	100.0%	$672,576	100.0%	$621,802	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance.  As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect the willingness and the ability of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation, because the threat of an actual increase in inflation often lead investors and consumers to purchase gold and silver coins as a hedge against inflation; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

Despite the continued relatively sluggish economic recovery, our revenues in the first half of the current fiscal year increased by approximately 6%, compared to the same period of the prior year, and included an 8% increase in revenue from the authentication and grading of collectible coins, which is our largest grading and authentication market.  We believe those increases reflect the continued high prices of gold and inflationary concerns among collectors and investors, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues”.

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

Critical Accounting Policies and Estimates

Except as discussed below, during the three and six months ended December 31, 2010, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  When testing for impairment, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required. During the first quarter ended September 30, 2010, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts and the fiscal year 2007 acquisition of our Expos business, and determined that the carrying values of the acquired goodwill of these respective businesses were not impaired.

The use of the income approach in determining the fair value of our acquired businesses requires that future after-tax cash flows be discounted using a discount rate that reflects a risk adjusted weighted average cost of capital.  We determined the fair values of Expos using a discount rate of 17%, and we concluded that no impairment existed.  In making that determination, we considered the discount rate, revenue growth opportunities and other potential cost reduction scenarios when reviewing Expos, which we consider to be reasonable based upon the recurring and predictable nature of the revenues for this business and its existing cost structure.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the performance financial goal based on the grant date fair value.

Fiscal 2011 Restricted Stock Awards.  On July 6, 2010, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2011 (the “2011 Stock Incentive Program”).  Under the terms of that program, certain executive officers and management employees (“Participants”) were awarded 80,000 restricted shares.  Retention by each Participant of the restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  Those vesting requirements of the 2011 Stock Incentive Program are as follows:

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

In the first and second quarters of fiscal 2011, the Company recorded stock-based compensation expense for the Service-Based Shares.  No compensation expense was recognized in the first quarter of fiscal 2011 for the Performance-Based Shares, as it was too early in the year for management to determine that it was probable that the financial performance goal for fiscal 2011 would be achieved.  In the second quarter of fiscal 2011, the Company began recognizing stock-based compensation expense for the Performance-Based Shares and the expense of $176,000 recognized in the second quarter related to an expense of $88,000 for the second quarter and a catch-up expense of $88,000 related to the first quarter of fiscal 2011.

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

Income Taxes, Deferred Tax Assets And Valuation Allowances.  At June 30, 2010, the Company released the valuation allowance that had been established in prior years against the Company’s deferred tax assets. The Company recognized an effective tax rate of approximately 41% in the three and six months ended December 31, 2010.

Results of Operations for the Three and Six Months Ended December 31, 2010 Versus the Three and Six Months Ended December 31, 2009.

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.6%	40.9%	39.6%	40.5%
Gross profit	59.4%	59.1%	60.4%	59.5%
Operating expenses:
Selling and marketing expenses	13.7%	12.8%	14.7%	12.9%
General and administrative expenses	29.6%	29.8%	28.2%	28.7%
Total operating expenses	43.3%	42.6%	42.9%	41.6%
Operating income	16.1%	16.5%	17.5%	17.9%
Interest and other income, net	0.3%	0.1%	0.3%	0.3%
Income before provision (benefit) for income taxes	16.4%	16.6%	17.8%	18.2%
Provision (benefit) for income taxes	6.3%	(2.3)%	7.0%	(0.4)%
Income from continuing operations	10.1%	18.9%	10.8%	18.6%
Loss from discontinued operations, net of income taxes	(0.2)%	(5.7)%	(0.2)%	(3.1)%
Net income	9.9%	13.2%	10.6%	15.5%

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy, and which are not considered to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the three and six months ended December 31, 2010 and 2009 between grading and authentication services revenues, and other related services revenues (which is inclusive of product revenues):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase
					Amount	%
	(Dollars In Thousands)
Grading and authentication fees	$7,808	81.3%	$7,514	84.6%	$294	3.9%
Other related services and roducts sales	1,792	18.7%	1,369	15.4%	423	30.9%
Total Net Revenues	$9,600	100.0%	$8,883	100.0%	$717	8.1%

	Six Months Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase
					Amount	%
	(Dollars In Thousands)
Grading and authentication fees	$15,580	80.5%	$14,995	82.5%	$585	3.9%
Other related services and roduct sales	3,775	19.5%	3,186	17.5%	589	18.5%
Total Net Revenues	$19,355	100.0%	$18,181	100.0%	$1,174	6.5%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and six months ended December 31, 2010 and 2009.

	Three Months Ended December 31,
					2010 vs. 2009
	2010		2009		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$6,276	65.4%	$5,851	65.9%	$425	7.3%	3,400	0.8%
Cards and autographs	2,384	24.8%	2,304	25.9%	80	3.5%	1,200	0.4%
Other (1)	940	9.8%	728	8.2%	212	29.1%	(800)	(17.0)%
Net Revenues	$9,600	100.0%	$8,883	100.0%	$717	8.1%	3,800	0.5%

	Six Months Ended December 31,
					2010 vs. 2009
	2010		2009		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$12,252	63.3%	$11,386	62.6%	$866	7.6%	92,600	12.2%
Cards and autographs	4,976	25.7%	4,870	26.8%	106	2.2%	11,600	1.8%
Other (1)	2,127	11.0%	1,925	10.6%	202	10.5%	(2,300)	(22.8)%
Net Revenues	$19,355	100.0%	$18,181	100.0%	$1,174	6.5%	101,900	7.3%

(1)	Consists of stamps, CCE subscription business, CFC interest income our Expos convention revenues and coin product sales.

For the three months ended December 31, 2010, our net revenues increased by $717,000 or 8.1%, compared to the three months ended December 31, 2009 and comprised increases of $294,000 or 3.9%, in grading and authentication fees and $423,000 or 30.9% in other related services.  For the six months ended December 31, 2010, net revenues increased by $1,174,000, or 6.5%, and comprised increases in grading and authentication fees of $585,000 or 3.9% and $589,000 or 18.5% in other related services.

 The increased grading and authentication fees in both the three and six-month periods ended December 31, 2010,were primarily attributable to increases in coin fees of 5.3% in the second quarter and 5.7% for the six months.  Net grading and authentications fees for cards, autographs and stamps remained substantially unchanged in both the three and six months ended December 31, 2010.

The increase in the number of coins graded and authenticated of 1% in the quarter and 12% in the six months ended December 31, 2010, compared to the increased coin grading and authentication fees of 5.3% and 5.7% for the same three and six month periods, reflects the mix of fees earned from shows, vintage and modern coin grading in the respective periods.  In addition, although still relatively small, we have begun to generate coin grading and authentication revenues in Paris, France.  The level of modern coin revenue can be volatile due to specific customer activity or marketing programs in a given period.  Modern coins grading and authentication fees increased by 11% in the six months ended December 31, 2010, compared with 60% for fiscal year 2010 and 46% in the fourth quarter of fiscal 2010, and it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.

The increases in other related services included increased subscription and advertising revenues, partially offset by a reduction in our Expos collectibles convention business.  In addition, in the three and six months ended December 31, 2010, the Company earned product revenues of $212,000 and $280,000, respectively, compared with $22,000 for the six months ended December 31, 2009.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit	$5,705	59.4%	$5,250	59.1%	$11,686	60.4%	$10,809	59.5%

As indicated in the above table, our gross profit margin increased from 59.1% and 59.5% for the three and six months ended December 31, 2009, respectively, compared to 59.4% and 60.4% for the three and six months ended December 31, 2010, respectively.  Excluding the effect of product sales in the three and six months ended December 31, 2010, the adjusted gross profit margin would have been 58.9% in the three months ended December 31, 2010 and 60.4% for the six months ended December 31, 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues in the quarter.  In addition, because our revenues are generally lower during the second fiscal quarter than in other quarterly periods, due to the holidays that occur in that quarter, the resulting gross profit margin can be lower due to the relatively fixed nature of certain of our direct costs.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Selling and marketing expenses	$ 1,317	$ 1,141	$ 2,841	$ 2,336
Percent of net revenue	13.7%	12.8%	14.7%	12.9%

The increases of $176,000 and $505,000 in selling and marketing expenses in the three and six months ended December 31, 2010,  respectively, compared to the same periods of the prior year were attributable to increased trade show costs, business development costs and incentives and general marketing costs.  The increased trade show costs in the second quarter related to conducting two shows in Paris, France as part of our expansion into Europe.  The increased trade show costs for the six months, were due primarily to (i) one of the more important annual national shows being staged on the East Coast this year, whereas it was staged in California last year; thereby leading to increased travel costs; (ii) we conducted an extra Members-Only show for our important dealers; and (iii) we conducted a total of three shows in Paris, France.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
General and administrative expenses	$2,837	$2,644	$5,456	$5,212
Percent of net revenue	29.6%	29.8%	28.2%	28.7%

G&A expenses increased by $193,000 and $244,000 in the three and six months ended December 31, 2010, respectively, compared to the same period of fiscal 2009 and represented 29.6% and 28.2% of revenues in the three and six months ended December 31, 2010, respectively, compared to 29.7% and 28.7% of revenues in the three and six months ended December 31, 2009, respectively.  The dollar increases included outside consultant services, incurred in connection with the development of a more advanced technology system to identify counterfeit or altered coins that are sometimes submitted to us for authentication and grading, increased payroll costs to support the growth of the business and outside legal services incurred.  In addition, non-cash stock-based compensation increased by $55,000 and $85,000 in the three and six months ended December 31, 2010, respectively, related to restricted stock grants to management (see “Stock-Based Compensation below”).

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s Condensed Consolidated Financial Statements, included elsewhere in this report, the Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2010	2009	2010	2009
General and administrative expense	$385	$330	$580	$495

The increases in stock-based compensation expense of $55,000 and $85,000 in the three and six months ended December 30, 2010 was due to the grant of restricted stock in the first quarters of fiscal 2010 and 2011.  The expense associated with the fiscal 2010 grants will be recognized through fiscal year 2012.

The following table sets forth unrecognized compensation cost totaling $1,134,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2013 and is inclusive of and assumes $322,000 of performance-based stock compensation expense related to the July 2010 stock grants is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2011 (remaining 6 months)	$551
2012	542
2013	41
$1,134

       See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were granted in fiscal 2010 and 2011.

Interest and Other Income, Net:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands)
Interest and Other Income, net	$28	$12	$52	$52

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income, net was $22,000 and $51,000 in the three and six months ended December 31, 2010, respectively, compared with $12,000 and $26,000 for the same periods of the prior year, respectively.

      Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands)
Provision (benefit) for income tax	$609	$(202)	$1,354	$(75)

The income tax provisions of $609,000 and $1,354,000 in the three and six months ended December 31, 2010, respectively, represented an estimated annual effective tax rate of approximately 41% for fiscal 2011, partially offset by an income tax benefit of approximately $60,000 related to the exercise of incentive stock options in the second quarter.  The income benefits of $202,000 and $75,000 for the three and six months ended December 31, 2009, respectively, reflected an estimated annual effective rate of 5% and a federal income tax benefit of $248,000 related to the suspension of the 90% Alternative Minimum Tax (AMT) limitation for the carryback of net operating losses.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(22)	$(508)	$(35)	$(561)

The losses from discontinued operations (net of income taxes) of $22,000 and $35,000 for the three and six months ended December 31, 2010, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of a reduction in a severance accrual of $22,000 in the six months ended December 31, 2010.  The losses from discontinued operations, net of income taxes, of $508,000 and $561,000 for the three and six months ended December 31, 2009, were related to $405,000 associated with additional accruals recorded in the second quarter of fiscal 2010 for the leased facilities in New York City, which we were required to carry at the fair value of the remaining lease obligations.  In addition, losses from discontinued operations included interest accretion of $118,000 and reserves established for assets to be sold.  As discussed in our Annual Report on Form 10-K for the year ended June 30, 2010, in May 2010, the Company entered into two agreements to reduce its lease obligations, whereby one lease was sublet to a third party, and the second facility was returned to the landlord, and the lease terminated with only a financial obligation remaining.  No income tax benefit was recorded in connection with the losses from discontinued operations in the three and six months ended December 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At December 31, 2010, we had cash and cash equivalents of approximately $18,955,000, as compared to cash and cash equivalents of $20,321,000 at June 30, 2010.

Cash Flows.

Cash Flows from Continuing Operations.  During the six months ended December 31, 2010 and 2009, our operating activities from continuing operations generated cash of $3,285,000 and $3,891,000, respectively, primarily attributable to the income from operations that we generated during those six-month periods.  The reduction in the cash flows from operations in the six months ended December 31, 2010, compared to the six months ended December 31, 2009, despite pre-tax income being about the same, reflects working capital timing issues that included the payment of annual employee incentives, the purchase of coin and consumable inventories, the payment of other operating vendor balances and the collection of refundable income taxes and account receivable balances.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $376,000 and $629,000 in the six months ended December 31, 2010 and 2009, respectively.  In the six months ended December 31, 2010, cash used in discontinued operations primarily related to payments related to our ongoing obligations for the New York facilities, formerly occupied by our jewelry businesses, and the payment of a severance obligation of $135,000 related to the closure of the jewelry business.  During the six months ended December 31, 2009, we used approximately $347,000 to meet the facility-related obligations for the New York facilities, and approximately $85,000 was used to pay severance payments to former employees of the jewelry businesses, and $60,000 was used to settle a legal claim arising from our discontinued auction businesses.

Cash from or used in Investing Activities.  Investing activities used cash of $204,000, during the six months ended December 31, 2010, compared with cash generated of $2,328,000 in the six months ended December 31, 2009.  In the six months ended December 31, 2010, the payment of $294,000 for capital expenditures and capitalized software costs were partially offset by cash received of $44,000 for the sale of property and equipment and the collection of notes receivable of $46,000 related to the sale of discontinued businesses.  In 2009, cash generated comprised of $2,348,000 of cash receipts in connection with the repayment of a CFC customer note receivable, $117,000 of cash receipts related to the sale of discontinued businesses, net of $137,000 related to the purchase of fixed assets.

Cash used in Financing Activities.  In the six months ended December 31, 2010 and 2009, financing activities used net cash of $4,071,000 and $10,764,000, respectively.  In the six months ended December 31, 2010, the Company received cash proceeds of $871,000 from the exercise of stock options and used cash of $4,942,000 to pay our quarterly dividends to stockholders.  In the six months ended December 31, 2009, we used $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer and $1,853,000 to pay quarterly dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining six months)	$605	$22	$583
2012	1,261	43	1,218
2013	1,271	45	1,226
2014	1,191	46	1,145
2015	1,155	47	1,108
Thereafter	4,271	191	4,080
	$9,754	$394	$9,360

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations under the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining six months)	$328	$86	$242
2012	675	174	501
2013	721	181	540
2014	759	192	567
2015	794	195	599
Thereafter	1,350	99	1,251
	$4,627	$927	$3,700
Less: Accrual at December 31, 2010			(3,184)
			$516

The accrual for facility-related obligations at December 31, 2010 includes an estimate of the minimum lease payments of $3,184,000 and an estimate of the operating expenses related to the leased properties of $120,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. In the first quarter of fiscal 2011, the Company’s quarterly dividend policy was to pay cash dividends of $0.30 per share per quarter.  On October 6, 2010, our Board of Directors approved an increase in the quarterly cash dividend to $0.325 per share of common stock, for an expected total annual cash dividend of $1.30 per common share.  The first quarterly dividend in the amount of $0.325 per share under this policy was paid on November 19, 2010 to stockholders of record on November 5, 2010.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At December 31, 2010, we continued to have $3.7 million available under this program.  No open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due primarily to the uncertainties about the strength of the economic recovery in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 that we filed with the SEC on September 8, 2010.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 8, 2011	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 8, 2011	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

E-1