Form 10-Q
period 2011-03-31
COLLECTORS UNIVERSE INC
filed 2011-05-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2011
Common Stock $.001 Par Value	7,896,000

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	March 31,	June 30,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$21,259	$20,321
Accounts receivable, net of allowance of $69 at March 31, 2011 and $75 at June 30, 2010	1,852	1,246
Inventories, net	1,159	708
Prepaid expenses and other current assets	893	919
Refundable income taxes	65	335
Deferred income tax assets	1,654	4,365
Notes receivable from sale of net assets of discontinued operations	50	96
Current assets of discontinued operations	28	52
Total current assets	26,960	28,042

Property and equipment, net	1,176	1,145
Goodwill	2,826	2,826
Intangible assets, net	1,860	2,184
Deferred income tax assets	3,807	3,807
Notes receivable from sale of net assets of discontinued operations	132	170
Other assets	225	330
Non-current assets of discontinued operations	182	182
	$37,168	$38,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,194	$1,434
Accrued liabilities	1,451	1,495
Accrued compensation and benefits	1,961	1,804
Income taxes payable	184	197
Deferred revenue	2,538	1,926
Current liabilities of discontinued operations	785	923
Total current liabilities	8,113	7,779

Deferred rent	381	321
Non-current liabilities of discontinued operations	2,670	2,974
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 7,896 and 7,693 issued and outstanding at March 31, 2011 and at June 30, 2010, respectively	8	8
Additional paid-in capital	69,861	68,134
Accumulated deficit	(43,865)	(40,530)
Total stockholders’ equity	26,004	27,612
	$37,168	$38,686

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	$12,818	$10,790	$32,174	$28,971
Cost of revenues	4,907	4,204	12,577	11,576
Gross profit	7,911	6,586	19,597	17,395
Selling and marketing expenses	1,585	1,449	4,426	3,785
General and administrative expenses	3,013	2,602	8,469	7,814
Operating income	3,313	2,535	6,702	5,796
Interest and other income, net	36	35	88	87
Income before provision for income taxes	3,349	2,570	6,790	5,883
Provision for income taxes	1,381	129	2,735	54
Income from continuing operations	1,968	2,441	4,055	5,829
Net loss from discontinued operations, net of loss on sales of discontinued businesses, net of income taxes	-	(68)	(35)	(629)
Net income	$1,968	$2,373	$4,020	5,200

Net income per basic share:
Income from continuing operations	$0.25	$0.33	$0.53	$0.78
Loss from discontinued operations	-	(0.01)	(0.01)	(0.08)
Net income per basic shares	$0.25	$0.32	$0.52	$0.70

Net income per diluted share:
Income from continuing operations	$0.25	$0.32	$0.52	$0.76
Loss from discontinued operations	-	(0.01)	-	(0.08)
Net income per diluted shares	$0.25	$0.31	$0.52	$0.68

Weighted average shares outstanding:
Basic	7,727	7,420	7,672	7,459
Diluted	7,841	7,676	7,795	7,620
Dividends declared per common share	$0.325	$0.25	$0.95	$0.50

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,020	$5,200
Discontinued operations	35	629
Income from continuing operations	4,055	5,829
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	592	797
Stock-based compensation expense	856	733
Provision for bad debts	14	(17)
Provision for inventory write-down	1	39
Provision for warranty	549	466
Gain on sale of property and equipment	(11)	(8)
Interest on notes receivable	(12)	(9)
Provision for deferred income taxes	2,711	-
Change in operating assets and liabilities:
Accounts receivable	(585)	(473)
Inventories	(451)	(76)
Prepaid expenses and other	77	46
Refundable income taxes	270	(248)
Other assets	55	(160)
Accounts payable and accrued liabilities	(750)	(211)
Accrued compensation and benefits	157	207
Income taxes payable	(13)	7
Deferred revenue	612	395
Deferred rent	60	80
Net cash provided by operating activities of continuing operations	8,187	7,397
Net cash used in operating activities of discontinued businesses	(487)	(959)
Net cash provided by operating activities	7,700	6,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	89	-
Capital expenditures	(369)	(260)
Proceeds from collection of customer notes receivable	-	2,355
Expos purchase price adjustment	-	(200)
Capitalized software	(9)	-
Cash received from sale of net assets of discontinued operations	96	192
Net cash (used in) provided by investing activities	(193)	2,087

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	871	-
Dividends paid to common stockholders	(7,440)	(3,712)
Repurchase of common stock under “Dutch Auction” tender	-	(8,911)
Net cash used in financing activities	(6,569)	(12,623)

Net increase (decrease) in cash and cash equivalents	938	(4,098)
Cash and cash equivalents at beginning of period	20,321	23,870
Cash and cash equivalents at end of period	$21,259	$19,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$13	$294

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At March 31, 2011, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC.  Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the event takes place.

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications, and sometimes also to vouchers for free grading services.  We record revenue for this multi-element service arrangement, by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fee between the grading and the other services provided under this membership service.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in the notes to these Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of March 31, 2011.

Foreign Currency Translation

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the current periods, were not material.

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

The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2011	2010	2011	2010
General and administrative expenses	$276	$238	$856	$733

No stock options were granted during the three and nine months ended March 31, 2011 and 2010.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of March 31, 2011 and stock option activity during the nine months ended March 31, 2011.  The closing prices of our common stock as of March 31, 2011 and June 30, 2010 were $14.14 and $13.41, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2010	434	$10.72	3.67	$1,535
Forfeited or cancelled	(24)	12.32	-	-
Exercised	(106)	8.19	-	-
Outstanding at March 31, 2011	304	$11.49	3.14	$1,111
Exercisable at March 31, 2011	301	$11.47	3.11	$1,108
Unvested at March 31, 2011	3	$13.18	6.67	$3
Unvested expected to vest at March 31, 2011	3	$13.18	6.67	$3

The 3,000 options to purchase common stock that were expected to vest at March 31, 2011 are based on the current forfeiture rate of 0% and the remaining vesting term of those options at March 31, 2011.

During the nine months ended March 31, 2011 and 2010, approximately 2,750 and 5,500 options to purchase common stock, respectively, were vested with aggregate fair values of approximately $38,000 and $27,500, respectively.

Fiscal 2010 Restricted Stock Awards

In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010.  The remaining compensation expense to be recognized under the FY2010 Restricted Stock Awards of approximately $144,000, assuming continuous service by participants, will be recognized over the remaining service periods through June 30, 2012, of which approximately $56,000 will be recognized in the remaining three months of fiscal 2011 and the balance of $88,000 will be recognized in fiscal 2012.

Fiscal 2011 Equity Incentive Grants

On July 16, 2010, the Compensation Committee awarded 80,000 restricted shares to certain executive officers and senior management employees (“Participant”), pursuant to the Company’s 2006 Equity Incentive Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

(1) Service-Contingent Shares.  The vesting of 50% of the restricted shares awarded (the “Service-Contingent Shares”) is contingent on the Participant remaining in the continuous service of the Company.  If a Participant does not remain in the continuous service of the Company until at least June 30, 2011, all of his/her restricted shares will be forfeited.  If, on the other hand, a Participant remains in the service of the Company until at least June 30, 2011, then 25% of his/her restricted shares will vest (that is, cease to be subject to the risk of forfeiture), and another 25% of his/her restricted shares will vest if he/she remains in the service of the Company until June 30, 2012.

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

As of December 31, 2010, management determined that achieving the performance condition for the full fiscal year 2011 was probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2011.  As a result, the Company recognized $88,000 and $265,000 of stock-based compensation expense for those Performance-Contingent Shares during the three and nine months ended March 31, 2011, respectively.

Other Fiscal 2011 Grants

In the second quarter of fiscal 2011, the Company granted approximately 17,000 service contingent shares, which vest quarterly over the next twelve months to its non-employee directors and one employee.  The Company estimated the fair value of those shares to be approximately $248,000, and such stock-based compensation expense will be recognized over the service period of one year.

The following table presents the non-vested status of the restricted shares for the nine months ended March 31, 2011 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2010	254	$4.43
Granted	97	12.83
Vested	(131)	4.99
Non-vested at March 31, 2011	220	$7.79

The following table sets forth total unrecognized compensation cost in the amount of $859,000 related to non-vested stock-based awards (both options and restricted shares) expected to be recognized through fiscal year 2013, on the assumption that (i) the performance condition described above is met; and (ii) the Participants remain in the Company’s employment throughout the applicable vesting periods.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2011 (remaining 3 months)	$276
2012	542
2013	41
$859

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At March 31, 2011, we had cash and cash equivalents totaling approximately $21,259,000, of which approximately $19,910,000 was invested in money market accounts.  At March 31, 2011, the Company had approximately $1,349,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at four financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $19,400,000 at March 31, 2011.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At March 31, 2011 two customers accounted for approximately 20% of the total net accounts receivable balances of $1,852,000; whereas, at June 30, 2010, one customer’s accounts receivable accounted for 10% of the total net accounts receivable balances of $1,246,000 outstanding on that date.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $69,000 at March 31, 2011 and $75,000 at June 30, 2010. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins and related services accounted for approximately 71% and 67% of our net revenues for the three and nine months ended March 31, 2011, respectively, and 67% and 64% of our net revenues for the three and nine months ended March 31, 2010, respectively.

Customers.  Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the nine months ended March 31, 2011.

Capitalized Software

We capitalize certain costs incurred, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At March 31, 2011 and June 30, 2010, we had capitalized approximately $2,634,000 and $2,625,000, respectively, as capitalized software.  The related net book value of capitalized software at March 31, 2011 and June 30, 2010 was $110,000 and $317,000, respectively.  During the nine months ended March 31, 2011, we capitalized costs of $9,000.  During the three and nine months ended March 31, 2011, approximately $54,000 and $216,000 was recorded as amortization expense for capitalized software, respectively, and for the three and nine months ended March 31, 2010, we amortized $103,000 and $386,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at our option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize a reduction in our warranty reserve for the difference in value of the item at its original grade and its re-graded estimated value.  We include in our collectibles inventory the estimated value of the re-graded item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

In the second quarter of fiscal 2010, the Company resumed its quarterly cash dividends in an amount of $0.25 per share, and we paid quarterly dividends under such policy of $0.25 per share in the second and third fiscal quarters of fiscal 2010.  On April 20, 2010, the Board of Directors approved an increase in the quarterly cash dividend to $0.30 per share of common stock, and on October 6, 2010, approved a further increase in its quarterly cash dividend to $0.325 per share. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.          INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2011	2010
Coins	$672	$493
Other collectibles	122	32
Grading raw materials consumable inventory	493	327
	1,287	852
Less inventory reserve	(128)	(144)
Inventories, net	$1,159	$708

3.         PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Coins and stamp grading reference sets	$385	$461
Computer hardware and equipment	1,491	1,419
Computer software	1,007	999
Equipment	2,347	2,090
Furniture and office equipment	902	907
Leasehold improvements	702	695
Trading card reference library	52	52
	6,886	6,623
Less accumulated depreciation and amortization	(5,710)	(5,478)
Property and equipment, net	$1,176	$1,145

4.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	March 31,	June 30,
	2011	2010
Warranty reserves	$679	$669
Professional fees	120	82
Other	652	744
	$1,451	$1,495

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2011 and 2010 (in thousands):

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2011	2010
Warranty reserve, beginning of period	$669	$708
Charged to cost of revenue	549	466
Payments	(539)	(333)
Warranty reserve, end of period	$679	$841

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues, net	$1	$9	$15	$12
Income from operations of discontinued businesses	-	6	-	7
Net loss on sale of discontinued businesses	-	(74)	(59)	(636)
Income tax benefit	-	-	24	-
Loss from discontinued operations	$-	$(68)	$(35)	$(629)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Current Assets:
Accounts receivable, net	$1	$25
Assets held for sale	27	27
	$28	$52
Non-Current Assets:
Other assets	$182	$182

Current Liabilities:
Accounts payable	$7	$27
Lease obligations	551	532
Other accrued expenses	200	342
Deferred revenue	27	22
	$785	$923

Non-Current Liabilities:
Lease obligations	$2,670	$2,938
Other long-term liabilities	-	36
	$2,670	$2,974

In connection with the sale of CTP in 2005, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years, which was fully repaid in November 2010.  At June 30, 2010, the carrying value of the note was $46,000 and is included in other assets.

In fiscal 2009, we disposed of our currency grading business and licensed the business name for consideration of approximately $354,000 and license fees to be determined based on future annual revenues of the business.  The consideration of $351,000 was payable through a cash payment to us of $50,000 and a promissory note (the “Note”) with a face value of $304,000.  The Note provided for three annual payments of $50,000 due on the anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 in the amount of $182,000 and $220,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance classified as long term.  In the three months ended March 31, 2011, the Company earned license fees of approximately $42,000 that became determinable in the period.

In connection with our exiting the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $3,221,000 and $3,470,000 at March 31, 2011 and  June 30, 2010, respectively, of which $551,000 and $532,000, respectively, were classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

6.	INCOME TAXES

At June 30, 2010, we released our valuation allowances against deferred tax assets.  In the three and nine months ended March 31, 2011, we recognized provisions for income taxes based upon an estimated annual effective tax rate of 41% for fiscal 2011, partially offset by an income tax benefit of approximately $60,000 in the nine months ended March 31, 2011, related to the exercise of incentive stock options  Due to the availability of net operating losses and other tax attributes to offset current year taxable income, the provisions for income taxes for the three and nine months ended March 31, 2011, represents the non-cash realization of deferred tax assets.  Cash payments for income taxes continue to be minimal.

The income tax provisions of $129,000 and $54,000 for the three and nine months ended March 31, 2010, respectively, reflected an estimated annual effective rate of approximately 5%, and in the nine months ended March 31, 2010, a federal income tax benefit of $248,000 related to the suspension of the 90% Alternative Minimum Tax (AMT) limitation for the carryback of net operating losses.

7.           NET INCOME PER SHARE

The aggregate number of shares subject to options that were excluded from the computation of diluted loss per share, because they would have been anti-dilutive in the calculation of diluted income or loss per share, totaled approximately 88,000 and 90,000 for the three and nine months ended March 31, 2011, respectively, compared to 292,000 and 391,000 for the three and nine months ended March 31, 2010, respectively.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the Condensed Consolidated Financial Statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2011 and 2010.  Net identifiable assets are provided by business segment as of March 31, 2011 and June 30, 2010 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2011	2010	2011	2010
Coins (including product sales)	$9,060	$7,279	$21,591	$18,686
Trading cards and autographs	2,614	2,392	7,590	7,262
Other	1,144	1,119	2,993	3,023
Total revenue	$12,818	$10,790	$32,174	$28,971

Amortization and depreciation:
Coins	$64	$39	$169	$189
Trading cards and autographs	38	51	142	153
Other	57	98	201	297
Total	159	188	512	639
Unallocated amortization and depreciation	25	30	80	158
Consolidated amortization and depreciation	$184	$218	$592	$797

Stock-based compensation:
Coins	$56	$-	$140	$-
Trading cards and autographs	8	-	23	-
Other	11	-	34	-
Total	75	-	197	-
Unallocated stock-based compensation	201	238	659	733
Consolidated stock-based compensation	$276	$238	$856	$733

Operating income:
Coins	$3,627	$2,951	$7,980	$7,458
Trading cards and autographs	409	231	930	831
Other	265	239	682	464
Total	4,301	3,421	9,592	8,753
Unallocated operating expenses	(988)	(886)	(2,890)	(2,957)
	$3,313	$2,535	$6,702	$5,796

	March 31,	June 30,
Identifiable Assets:	2011	2010
	(In Thousands)
Coins	$4,301	$3,509
Trading cards and autographs	725	810
Other	4,330	4,460
Total	9,356	8,779
Unallocated assets	27,812	29,907
Consolidated assets	$37,168	$38,686
Goodwill:
Coins	$515	$515
Other	2,311	2,311
Consolidated goodwill	$2,826	$2,826

9.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2011, a member of  the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $107,000 and $321,000, respectively, compared with $97,000 and $341,000 for the three and nine months ended March 31, 2010, respectively.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At March 31, 2011, the amount owed to the Company for these services was approximately $122,000, compared with $23,000 at June 30, 2010.

10.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business.  The Company continues to be involved in a dispute with a former employee who has claimed $175,000.  Should this dispute proceed to and be decided at arbitration, the Company could also be responsible for penalties and costs. Management believes that none of the lawsuits or disputes currently pending against the Company, are likely to have a material adverse effect on the Company.

11.	SUBSEQUENT EVENTS

On April 25, 2011, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a fourth quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on May 27, 2011 to stockholders of record on May 13, 2011.

 Subsequent to March 31, 2011, the Company repurchased certain coins under its coin warranty policy for approximately $915,000, including one coin for approximately $860,000.  Management currently expects the estimated losses on these coins to be covered by its current warranty reserves and our normal ongoing warranty accruals.  However, the estimated value of coins can be subjective and can vary depending on market conditions for precious metals and the uniqueness and special features of a particular coin.

Subsequent to March 31, 2011, the Company disposed of its remaining discontinued Gemprint and diamond jewelry assets for approximately $216,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report.  The forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Fiscal 2010 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2010, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

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

Overview

Set out below is a summary of our results (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010	Variance	2011	2010	Variance
Net sales	$12,818	$10,790	18.8%	$32,174	$28,971	11.1%
Gross profit	$7,911	$6,586	20.1%	$19,597	$17,395	12.7%
Gross margin percentage	61.7%	61.0%	-	60.9%	60.0%	-
Operating expenses	$4,598	$4,051	13.5%	$12,895	$11,599	11.1%
Operating expenses as a percentage of revenue	35.9%	37.5%	-	40.1%	40.0%	-
Operating income	$3,313	$2,535	30.7%	$6,702	$5,796	15.6%
Operating margin as a percentage of revenues	25.8%	23.5%	-	20.8%	20.0%	-
Pre-tax income	$3,349	$2,570	30.3%	$6,790	$5,883	15.4%
Pre-tax income as a percentage of revenues	26.1%	23.8%	-	21.1%	20.3%	-
Income from continuing operations	$1,968	$2,441	(19.4)%	$4,055	$5,829	(30.4)%
Income from continuing operations as a percentage of revenues	15.4%	22.6%	-	12.6%	20.1%	-
Diluted income per share-continuing	$0.25	$0.32	-	$0.52	$0.76	-

Pre-tax income increased by $779,000 or 30.3% and $907,000 or 15.4% in the three and nine months ended March 31, 2011, compared to the same periods of the prior year, due primarily to increases of 16.7% and 9.4% in total service revenues in the current third quarter and nine months, respectively.  These revenue increases more than offset increased cost of revenues and operating expenses in those periods.  The increase in total service revenues was primarily attributable to increases in authentication and grading fees in our coin business, comprising increases in the modern, vintage and world coins graded and authenticated in the current three and nine month periods.

However, due to an increase in our annual effective tax rate to approximately 41% in the three months and nine months ended March 31, 2011 from approximately 5.0% and 1% in the three months and nine months ended March 31, 2010, respectively, income from continuing operations decreased by $473,000 or 19.4% in the three months ended March 31, 2011 and by $1,774,000 or 30.4% for the nine months ended March 31, 2011.  The substantially higher effective tax rate for the three and nine months ended March 31, 2011 was due to the release of valuation allowances against deferred tax assets at June 30, 2010. Cash payments for income taxes continue to be minimal.

These, as well as other factors affecting our operating results in the three and  nine months ended March 31, 2011, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of  Operations ― Three and Nine Months Ended March 31, 2011 and 2010” below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Our authentication and grading fees accounted for approximately 80% of our total net revenues for the nine months ended March 31, 2011.  The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

The amounts of our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the timing of marketing programs for modern coins.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the nine months ended March 31, 2011.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective number of coins, trading cards, autographs, and stamps that were graded or authenticated by us in the three and nine months ended March 31, 2011 and 2010, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2011		2010		2011		2010
Coins	576,100	62.7%	480,300	59.8%	$359,708	92.8%	$458,096	94.3%
Trading cards and autographs(1)	340,200	37.0%	317,500	39.6%	25,930	6.7%	24,764	5.1%
Stamps	2,800	0.3%	4,800	0.6%	1,882	0.5%	3,027	0.6%
Total	919,100	100.0%	802,600	100.0%	$387,520	100.0%	$485,887	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2011		2010		2011		2010
Coins	1,427,600	58.9%	1,239,200	56.2%	$975,840	92.1%	$1,027,720	92.8%
Trading cards and autographs(1)	986,600	40.7%	952,300	43.1%	77,644	7.3%	69,602	6.3%
Stamps	10,600	0.4%	14,900	0.7%	6,612	0.6%	10,367	0.9%
Total	2,424,800	100.0%	2,206,400	100.0%	$1,060,096	100.0%	$1,107,689	100.0%

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

Despite the continued uncertainties with respect to the strength and the sustainability of the economic recovery, our revenues (excluding product revenues) in the first nine months of the current fiscal year increased by approximately 9%, compared to the same period of the prior year, and included a 13% increase in revenue from the authentication and grading of collectible coins, which is our largest grading and authentication market.  We believe those increases reflect the continued high prices of gold and concerns about inflation and the continued weakness of the U.S. dollar among collectors and investors, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues”.

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2011.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund the acquisition of established businesses and or early stage businesses.  In the first quarter of fiscal 2011, the Company’s dividend policy provided for the payment of dividends of $0.30 per share per quarter.  In October 2010, the Board of Directors increased the Company’s quarterly cash dividend to $0.325 per share per quarter, for an expected annual dividend of $1.30 per share.  In addition, our financial position is impacted by the Company’s tax position as the Company may only be required to pay minimum taxes, when it has net operating losses and other tax attributes available to offset taxable income.

Critical Accounting Policies and Estimates

Except as discussed below, during the three and nine months ended March 31, 2011, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

The annual impairment review requires management judgment and the use of estimates and assumptions to determine the fair value of our acquired businesses.  Our Expos business is a well-established, mature business, with a recurring customer base, and the Long Beach show, which is the bigger of the two shows that comprise the Expos business, is considered in the industry to be one of the more important coin shows staged on the West Coast of the United States.  We develop internal forecasts to estimate the future cash flows, which are based on the current year operating plan and, for future periods, are based on revenue trends.  Our revenue forecasts reflect the number of shows to be staged. Larger customer revenues are forecast on a specific basis, and smaller customer revenues are forecast as a group. The incremental costs to be incurred around staging the shows are predictable, as certain of those costs, e.g., the venue costs, are negotiated a number of years in advance of staging the show.  We also review the long-term overhead structure of the business based on our expectation of future revenues.  For years that extend beyond 2016, we apply a terminal value calculation reflecting the long-term growth prospects of the business which we have estimated at 3%.  Operating cash flows generated by the business are reduced by capital expenditures, corporate overhead costs and taxes to reflect the net cash flows of the business on a stand-alone basis.  A third party firm assists us in developing the discount rate.  They typically present a range of discount rates, and we apply the mid-point rate.  We concluded that, at a 2% per annum revenue growth rate and a 17% discount rate, the fair value of the business was $2.337 million, compared to a carrying value of the business (including goodwill of $1.2 million) of $2.163 million, and therefore there was no impairment.  We applied sensitivity analysis to our significant assumptions ranging from revenue growth rates of 0% to 4%, and discount rates ranging from 15% to 19%.  The lowest fair value corresponding to a 0% revenue growth and a 19% discount rate was $1.9 million.  Like any forecast, there is uncertainty concerning the future, and our assumptions around certain customer groups activity may prove to be incorrect; however, we believe that, should we be required to recognize an impairment charge in the future, it would reflect a gradual deterioration of the Expos business over time, rather than a sharp decline in a given period.

The fair value of the CCE and CoinFacts reporting units are substantially in excess of their carrying value, and the risks of impairment in those businesses are minor.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the performance financial goal based on the grant date fair value.

Fiscal 2011 Restricted Stock Awards.  On July 6, 2010, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2011 (the “2011 Stock Incentive Program”).  Under the terms of that program, certain executive officers and management employees (“Participants”) were awarded 80,000 restricted shares.  Retention by each Participant of the restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  The vesting requirements of the 2011 Stock Incentive Program are as follows:

(1)           Service-Based Vesting Requirement.  The vesting of 50% of the restricted shares (the “Service-Based Shares”) awarded is contingent on the Participant’s continued service with the Company; whereby 50% of the Service-Based Shares vest on June 30, 2011 and the remaining 50% vest on June 30, 2012.

(2)           Performance-Based Vesting Requirement.  The vesting of the other fifty percent (50%) of the restricted shares awarded to each of these Participants (the “Performance-Based Shares”) is contingent on the Company’s achievement of a financial performance goal for fiscal 2011.  If that goal is not achieved, all of those Performance-Based Shares will be forfeited and cancelled.  On the other hand, if the Company achieves that fiscal 2011 financial performance goal, then (i) 50% of the Performance-Based Shares will vest when it is determined that the performance goal was achieved, provided that the Participant is still in the Company’s service at the end of fiscal 2011, (ii) another 25% of the Performance-Based Shares will vest on June 30, 2012, provided the officer is still in the Company’s service at that time, and (iii) the final 25% of the Performance-Based Shares will vest on June 30, 2013, provided the Participant is still in the Company’s service at that time, subject to acceleration of such vesting if a Participant’s service with the Company is terminated without cause or if a change of control occurs.

For the three and nine months ended March 31, 2011, the Company recorded stock-based compensation expense for both the Service-Based Shares and Performance-Based Shares.

Fiscal 2010 Restricted Stock Awards.  In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010, and one-third of the fiscal 2010 performance shares vested.  As a result, stock-based compensation on the remaining unvested shares granted will be recognized over the remaining service period through June 30, 2012 dependent on the continued service of the Participant.

Income Taxes, Deferred Tax Assets And Valuation Allowances.  At June 30, 2010, the Company released the valuation allowances that had been established in prior years against the Company’s deferred tax assets. The Company recognized an estimated annual effective tax rate of approximately 41% in the three and nine months ended March 31, 2011.

Results of Operations for the Three and Nine Months Ended March 31, 2011 Versus the Three and Nine Months Ended March 31, 2010.

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.3%	39.0%	39.1%	40.0%
Gross profit	61.7%	61.0%	60.9%	60.0%
Operating expenses:
Selling and marketing expenses	12.4%	13.4%	13.8%	13.1%
General and administrative expenses	23.5%	24.1%	26.3%	26.9%
Total operating expenses	35.9%	37.5%	40.1%	40.0%
Operating income	25.8%	23.5%	20.8%	20.0%
Interest and other income, net	0.3%	0.3%	0.3%	0.3%
Income before provision for income taxes	26.1%	23.8%	21.1%	20.3%
Provision for income taxes	10.7%	1.2%	8.5%	0.2%
Income from continuing operations	15.4%	22.6%	12.6%	20.1%
Net loss from discontinued operations, net of gain on sales of discontinued businesses, net of income taxes	-	(0.6)%	(0.1)%	(2.2)%
Net income	15.4%	22.0%	12.5%	17.9%

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for coins authenticated and graded by us and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the three and nine months ended March 31, 2011 and 2010 between grading and authentication services revenues, other related services revenues and product revenues:

	Three Months Ended March 31,
	2011		2010		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	$10,389	81.0%	$8,853	82.0%	$1,536	17.4%
Other related services	2,166	16.9%	1,908	17.7%	258	13.5%
Total service revenues	12,555	97.9%	10,761	99.7%	1,794	16.7%
Product revenues	263	2.1%	29	0.3%	234	806.9%
Total net revenues	$12,818	100.0%	$10,790	100.0%	$2,028	18.8%

	Nine Months Ended March 31,
	2011		2010		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Grading and authentication fees	$25,969	80.7%	$23,848	82.3%	$2,121	8.9%
Other related services	5,661	17.6%	5,072	17.5%	589	11.6%
Total service revenues	31,630	98.3%	28,920	99.8%	2,710	9.4%
Product revenues	544	1.7%	51	0.2%	493	966.7%
Total net revenues	$32,174	100.0%	$28,971	100.0%	$3,203	11.1%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010		2011 vs. 2010
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Coins	8,798	68.6%	7,252	67.2%	1,546	21.3%	95,800	19.9%
Trading cards	2,614	20.4%	2,392	22.2%	222	9.3%	22,700	7.1%
Other (1)	1,406	11.0%	1,146	10.6%	260	22.7%	(2,000)	(41.7)%
Net Revenues	$12,818	100.0%	$10,790	100.0%	$2,028	18.8%	116,500	14.5%

	Nine Months Ended March 31,
	2011		2010		2011 vs. 2010
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number	Percent
	(Dollars in thousands)
Coins	21,050	65.4%	18,638	64.3%	2,412	12.9%	188,400	15.2%
Trading cards	7,589	23.6%	7,262	25.1%	327	4.5%	34,300	3.6%
Other (1)	3,535	11.0%	3,071	10.6%	464	15.1%	(4,300)	(28.9)%
Net Revenues	$32,174	100.0%	$28,971	100.0%	$3,203	11.1%	218,400	9.9%

(1)	Consists of stamps, CCE subscription business, CFC interest income our Expos convention revenues and coin product sales.

For the three months ended March 31, 2011, our total service revenues increased by $1,794,000 or 16.7%, compared to the three months ended March 31, 2010 and comprised increases of $1,536,000 or 17.4%, in grading and authentication fees and $258,000 or 13.5% in other related services.  For the nine months ended March 31, 2011, total  service revenues increased by $2,710,000, or 9.4%, and comprised of increases in grading and authentication fees of $2,121,000 or 8.9% and $589,000 or 11.6% in other related services.

The increased grading and authentication fees in both the three and nine-month periods ended March 31, 2011,were primarily attributable to increases in coin authentication and grading fees of $1,392,000 or 21.0% in the third quarter and $1,990,000 or 11.7% for the nine months.  In addition, revenues from our PSA/DNA autograph authentication and grading business increased by $299,000 or 52% in the current third quarter and $491,000 or 27.2% for the current nine months ended March 31, 2011.  These increases were partially offset by decreases of $155,000 and $360,000 in the three and nine months ended March 31, 2011 in our sportcards and stamp businesses.

The increase in the number of coins graded and authenticated of 20% in the quarter and 15% in the nine months ended March 31, 2011, compared to the increased coin grading and authentication fees of 21% and 11.7% for the same three and nine-month periods of fiscal 2010, reflects the mix of fees earned from shows, vintage, modern coin grading and world coins (including France), in the respective periods.  Our modern coin grading and authentication fees increased by approximately $1,150,000 or 40.5 % for the quarter and approximately $1,300,000 or 19.3% for the nine months, reflecting marketing programs by the U.S. Mint and by our customers and dealers, in the third quarter, in what is generally our seasonally biggest quarter of the year for modern coin programs.  World coin grading and authentication revenues grew by approximately $500,000 or 206% in the third quarter, and $820,000 or 117% for the nine months, reflecting increased submission of world coins, including grading at our Paris, France facility. Vintage grading and authentication fees increased by approximately $100,000 for the quarter, and $350,000 for the nine months, representing increases of approximately 5% for both periods.  Show grading and authentication revenues decreased by approximately $380,000 or 27% for the third quarter and $460,000 or 14% for the nine months, reflecting one less show in the current third quarter and lower average grading fees earned per show for the three and nine month periods.  As discussed under “Factors That Can Affect our Revenues and Gross Profit Margin,” the level of modern coin and trade show revenues can be volatile, and it is therefore uncertain what level of growth in those revenues, if any, will be achieved in future quarters.

The increases in other related services of $258,000 and $589,000 in the three and nine months ended March 31, 2011 included increased web-based subscription, advertising revenues, and Collector Club membership revenues, partially offset by a reduction in the revenues of our Expos collectibles convention business.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,				Nine Months Ended December 31,
	2011		2010		2011		2010
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit	$7,911	61.7%	$6,586	61.0%	$19,597	60.9%	$17,395	60.0%

As indicated in the above table, our gross profit margin increased to 61.7% and 60.9% for the three and nine months ended March 31, 2011, respectively, from 61% and 60% for the three and nine months ended March 31, 2010, respectively.  Excluding the effect of product sales in all periods, the adjusted gross profit margin would have been 63.2% in the three months ended March 31, 2011 and 61.7% for the nine months ended March 31, 2011, compared with 61.4% and 60.2%, respectively, for the three and nine months ended March 31, 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues in any quarter.  In addition, our gross profit margin will typically increase as the number of units graded and authenticated increase due to the relatively fixed nature of certain of our direct costs. The improved gross profit margin earned in the three and nine months ended March 31, 2011, compared to the three and nine months ended March 31, 2010, reflects the higher coin revenues, on which we earn a higher gross profit margin than our other grading and authentication businesses.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Selling and marketing expenses	$1,585	$1,449	$4,426	$3,785
Percent of net revenue	12.4%	13.4%	13.8%	13.1%

The increases of $136,000 and $641,000 in selling and marketing expenses in the three and nine months ended March 31, 2011,  respectively, compared to the same periods of the prior year were attributable to (i) increased business development costs and incentives of $133,000 and $211,000 for the three and nine months ended March 31, 2011, respectively, due to higher revenues in the current year periods; (ii) increased trade show costs of $221,000 in the nine months ended March 31, 2011, related to conducting five shows in Paris, France.  Trade show costs decreased in the third quarter of fiscal 2011 by $56,000 due to attending one less show and incurring less costs for shows attended in the quarter; (iii) increased costs related to our Paris, France office of $42,000 in the quarter and $123,000 for the nine months; and (iv) increased general marketing personnel and other costs of $17,000 in the quarter and $86,000 in the nine months ended March 31, 2011 in support of the increased revenues of the business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
General and administrative expenses	$3,013	$2,602	$8,469	$7,814
Percent of net revenues	23.5%	24.1%	26.3%	26.9%

G&A expenses increased by $411,000 and $655,000 in the three and nine months ended March 31, 2011, respectively, compared to the same period of fiscal 2010 and represented 23.5% and 26.3% of revenues in the three and nine months ended March 31, 2011, respectively, compared to 24.1% and 26.9% of revenues in the three and nine months ended March 31, 2010, respectively.  The dollar increases included outside consultant services of $74,000 for the quarter and $238,000 for the nine months, incurred in connection with the development of a more advanced technology system (designed to enhance our ability to identify counterfeit or altered coins) and certain internal system modifications, increased compensation and incentive costs of $182,000 for the quarter and $337,000 for the nine months in support of the growth of the business, and outside legal and compliance services incurred of $118,000 for the quarter and $126,000 for the nine months.  In addition, non-cash stock-based compensation increased by $38,000 and $123,000 in the three and nine months ended March 31, 2011, respectively, related to restricted stock grants to management (see “Stock-Based Compensation below”).  These cost increases were partially offset by reduced software amortization and depreciation costs in the three and nine month periods.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s Condensed Consolidated Financial Statements, included elsewhere in this report, the Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands), as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2011	2010	2011	2010
General and administrative expenses	$276	$238	$856	$733

The increases in stock-based compensation expense of $38,000 and $123,000 in the three and nine months ended March 31, 2011 was due to the grant of restricted stock in the first quarters of fiscal 2010 and 2011.  The expense associated with the fiscal 2010 grants will be recognized through fiscal year 2012.

The following table sets forth unrecognized compensation cost totaling $859,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2013 and is inclusive of, and assumes $234,000 of performance-based stock compensation expense related to the July 2010 stock grants that is required to be recognized.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or (ii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2011 (remaining 3 months)	$276
2012	542
2013	41
$859

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in fiscal 2010 and 2011.

Interest and Other Income, Net:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands)
Interest and Other Income, net	$36	$35	$88	$87

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income, net was $20,000 and $71,000 in the three and nine months ended March 31, 2011, respectively, compared with $26,000 and $51,000 for the same periods of the prior year, respectively.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands)
Provision for income tax	$1,381	$129	$2,735	$54

The income tax provisions of $1,381,000 and $2,735,000 in the three and nine months ended March 31, 2011, respectively, represented an estimated annual effective tax rate of approximately 41% for fiscal 2011, partially offset by an income tax benefit of approximately $60,000 related to incentive stock options exercised in the second quarter of fiscal 2011.  The income provision of $129,000 and $54,000 for the three and nine months ended March 31, 2010, respectively, reflected an estimated annual effective rate of 5%, and in the nine months ended March 31, 2010, a federal income tax benefit of $248,000 related to the suspension of the 90% Alternative Minimum Tax (AMT) limitation for the carryback of net operating losses.  The change in the estimated annual effective tax rate between 2011 and 2010, related to the release of valuation allowances against deferred tax assets at June 30, 2011 on the basis that it was more likely than not that the deferred tax assets would be realized in the future.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands)
Loss from discontinued operations, net of income taxes	$-	$68	$35	$629

The losses from discontinued operations (net of income taxes) of $0 (net) and $35,000 for the three and nine months ended March 31, 2011, respectively, related to (i) accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of (ii) license fees of $42,000, arising from the disposal of the Company’s former currency grading and authentication business that became determinable in the three months ended March 31, 2011; and (iii) a reduction in a severance accrual of $22,000 in the nine months ended March 31, 2011.  The losses from discontinued operations, net of income taxes, of $68,000 and $629,000 for the three and nine months ended March 31, 2010, were related to $405,000 associated with additional accruals recorded in the second quarter of fiscal 2010 for the leased facilities in New York City, which we were required to carry at the fair value of the remaining lease obligations.  In addition, losses from discontinued operations included interest accretion of $57,000 and $175,000 in the three and nine months ended March 31, 2010 and reserves established for assets to be sold.  As discussed in our Annual Report on Form 10-K for the year ended June 30, 2010, in May 2010, the Company entered into two agreements to reduce its lease obligations, whereby one lease was sublet to a third party, and the second facility was returned to the landlord, and the lease terminated with only a financial obligation remaining.  No income tax benefit was recorded in connection with the losses from discontinued operations in the three and nine months ended March 31, 2010.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At March 31, 2011, we had cash and cash equivalents of approximately $21,259,000, as compared to cash and cash equivalents of $20,321,000 at June 30, 2010.

Cash Flows.

Cash Flows from Continuing Operations.  During the nine months ended March 31, 2011 and 2010, our operating activities from continuing operations generated cash of $8,187,000 and $7,397,000, respectively, primarily attributable to the income from operations that we generated during those nine-month periods.  The increase in the cash flows from operations in the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, reflects the improved operating results in the current nine month period and the timing of working capital receipts and disbursements in the nine months ended March 31, 2011 that included the payment of annual employee incentives, the purchase of coin and consumable inventories, the payment of other operating vendor balances and the collection of refundable income taxes and account receivable balances.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $487,000 and $959,000 in the nine months ended March 31, 2011 and 2010, respectively.  In the nine months ended March 31, 2011, cash used in discontinued operations primarily related to payments for our ongoing obligations for the New York facilities, formerly occupied by our jewelry businesses, and the payment of a severance obligation of $135,000 related to the closure of the jewelry business, net of cash collections from license fee income related to the Company’s former currency grading and authentication business.  During the nine months ended March 31, 2010, we used approximately $780,000 to meet the ongoing obligations for the New York facilities, of which, approximately $85,000 was used to pay severance payments to former employees of the jewelry businesses, and $60,000 was used to settle a legal claim arising from our discontinued auction businesses.

Cash from or used in Investing Activities.  Investing activities used cash of $193,000 during the nine months ended March 31, 2011, compared with cash generated of $2,087,000 in the nine months ended March 31, 2010.  In the nine months ended March 31, 2011, the payment of $378,000 for capital expenditures and capitalized software costs were partially offset by cash received of $89,000 for the sale of property and equipment and the collection of notes receivable of $96,000 related to the sale of discontinued businesses.  In the nine months ended March 31, 2010, cash generated comprised of $2,355,000 of cash receipts in connection with the repayment of a CFC customer note receivable, $192,000 of cash receipts related to the sale of discontinued businesses, partially offset by $460,000 used for the purchase of fixed assets and the purchase price adjustment relating to our Expos acquisition.

Cash used in Financing Activities.  In the nine months ended March 31, 2011 and 2010, financing activities used net cash of $6,569,000 and $12,623,000, respectively.  In the nine months ended March 31, 2011, the Company received cash proceeds of $871,000 from the exercise of employee and director stock options and used cash of $7,440,000 to pay our quarterly dividends to stockholders.  In the nine months ended March 31, 2010, we used $8,911,000 to repurchase shares of our common stock pursuant to a “Dutch Auction” tender offer and $3,712,000 to pay quarterly dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining three months)	$271	$11	$260
2012	1,264	43	1,221
2013	1,273	45	1,228
2014	1,194	46	1,148
2015	1,158	47	1,111
Thereafter	4,280	191	4,089
	$9,440	$383	$9,057

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2011(remaining three months)	$166	$43	$123
2012	675	174	501
2013	721	181	540
2014	758	192	566
2015	794	195	599
Thereafter	1,350	99	1,251
	$4,464	$884	$3,580
Less: Accrual at March 31, 2011			3,100
			$480

The accrual for facility-related obligations at March 31, 2011 includes an estimate of the minimum lease payments of $3,100,000 and an estimate of the operating expenses related to the leased properties of $120,000.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At March 31, 2011, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) to fund the payment of cash dividends; (iv) to pay the obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (v) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due primarily to the uncertainties about the strength of the economic recovery in the United States, there is no assurance that we would be able to obtain such borrowings or raise additional capital on terms acceptable to us, if at all.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 9, 2011	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 9, 2011	By:	/s/ JOSEPH J. WALLACE
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