Form 10-K
period 2011-06-30
COLLECTORS UNIVERSE INC
filed 2011-08-26
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  YES  ☐   NO  ☒

As of December 31, 2010, the aggregate market value of the Common Stock held by non-affiliates was approximately $70,244,000 based on the per share closing price of $13.90 of registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 20, 2011, a total of 8,039,256 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2011, for its Annual Meeting of Stockholders scheduled.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

ii

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in the Private Securities Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Forward-looking statements are estimates or predictions about the future.  Those estimates or predictions are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time, as described in the forward-looking statements that are contained in this Annual Report.  Those risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, readers of this Annual Report are urged to read the cautionary statements contained in those items of this Annual Report.  Due to these uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or applicable Nasdaq rules.

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

Once we have authenticated and assigned a grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets, “PSA/DNA” for autographs and memorabilia and “PSE” for stamps.  Additionally, we warrant our certification of authenticity and the grade that we assign to the coins, trading cards and stamps bearing our brands.  We do not warrant our authenticity determinations for autographs or memorabilia.  For ease of reference in this Annual Report, we will sometimes refer to coins, trading cards and other collectibles that we have authenticated or graded as having been “certified.”

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services, which consist of revenues from:  (i) the sale of advertising on our websites; (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club and CoinFacts, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins; and (v) collectibles trade show conventions that we conduct.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through fiscal year ended June 30, 2011, we authenticated and graded more than 20 million coins.  In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2011, authenticated and graded over 14 million trading cards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.  We started our PSE stamp authentication and grading service in 2000.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2009 to 2011:

	Units Processed
	2011		2010		2009
Coins	1,973,700	59%	1,708,200	57%	1,456,100	52%
Trading cards	1,120,800	34%	1,090,600	36%	1,171,600	41%
Autographs	240,100	7%	196,500	6%	168,100	6%
Stamps	13,900	-	19,000	1%	25,700	1%
Total	3,348,500	100%	3,014,300	100%	2,821,500	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for authentication or grading:

	Declared Values (000’s)
	2011		2010		2009
Coins	$1,292,000	92%	$1,390,000	93%	$1,119,000	91%
Trading cards	83,000	6%	73,000	5%	79,000	6%
Autographs	21,000	1%	18,000	1%	15,000	1%
Stamps	8,000	1%	13,000	1%	22,000	2%
Total	$1,404,000	100%	$1,494,000	100%	$1,235,000	100%

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $4 to over $600 per item authenticated and graded, based primarily on the type of collectible authenticated or graded and the turnaround times selected by our customers, which range from one to approximately sixty days, as we charge higher fees for higher service levels, and our fees are not based on the value of the collectible.  In fiscal 2011, our authentication and grading fees, per item processed, for all our businesses averaged $10.91.  In the case of coins, such fees ranged from $5 to $600 per coin, and averaged $13.60 per coin and, in the case of trading cards, ranged from $4 to $50 per card, and averaged $5.37 per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

The Impact of eBay and Other e-Commerce Websites on the Collectible Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as eBay and Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminate or reduce the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet.  Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  As of June 30, 2011, we employed 21 experts who have an average of 30 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

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

We have graded high-value U.S. coins, including an 1804 Draped Bust Silver Dollar that was purchased for approximately $4.1 million, and the 1794 Flowing Hair Silver Dollar, which set a new record for the highest sale price paid for an individual rare coin at $7.8 million.

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

PSA Trading Card and Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards.  Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2011, we employed 14 experts who have an average of 26 years of experience in the collectible trading card market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis.  As of June 30, 2011, we employed 5 autograph experts with an average of 25 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

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

PSE Stamp Authentication and Grading Services.  In January 2000, we launched Professional Stamp Experts (PSE) as our independent, third-party stamp authentication and grading service.  We use both an adjectival system and a numeric scale from 1-to-100 to grade stamps.  We assign grades based on the centering of the stamp image on the stamp paper background and the absence or presence of other faults on the stamp.  There have been viable third-party stamp authentication services in operation for several decades, and stamp dealers and collectors had been using a subjective grading system based primarily on the centering of the stamp image on the stamp paper background, ignoring other faults.  However, prior to our entry into the stamp market, independent third-party stamp grading was non-existent.  As a result, we encountered some resistance to this concept in the stamp collectibles market, which is steeped in tradition and slow to change, as we did from coin dealers when we launched PCGS and from trading card dealers when we launched PSA.  In October 2005 the Philatelic Foundation, based in New York, began using the numerical grades assigned by PSE to stamps.  In the spring of 2006, Scott Publishing Company, the long-time publisher of the Scott Catalogs also began identifying the PSE numerical grades assigned to stamps that are included in its bi-annual valuing supplement to its catalogs.  These two events have established PSE’s numerical grading scale, and we believe has facilitated the acceptance of third-party stamp authentication and grading.  As of June 30, 2011, we employed 2 stamp graders, and use another expert on a part-time basis.  Those graders have an average of 36 years of experience in the collectible stamp market.

Stamps that have been authenticated and graded by us include an 1868 1¢ “Z” Grill U.S. postage stamp, which received a PSE grade of (XF) 90, indicating its quality was “Extremely Fine,” and which was last sold at auction in 1989 for more than $900,000.  The owner submitted the stamp to us shortly after we initiated our stamp authentication and grading service in 2000.

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s.  The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com.  The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on Collectors Corner.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  Currently, there are over 95,000 collectibles, consisting primarily of coins, trading cards, currency and stamps that we have certified, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $110 million.  The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of coins, trading cards and stamps increase the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins, trading cards and stamps certified by PCGS, PSA and PSE, respectively, bought and sold between dealers and consumers.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting.  Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 5,100 PSA Collectors Club members and the Stamp Market Quarterly for distribution to approximately 2,000 stamp dealers and collectors.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services.  On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs, PSE in stamps and CCE and Collectors Corner in coins.  Advertising revenues in fiscal 2011 were approximately $1.9 million, which represented an increase of 14% over fiscal 2010.

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

Although we have authenticated and graded over 20 million coins since the inception of PCGS, and over 14 million trading cards since the inception of PSA, we estimate that less than 10% of the vintage United States coins and less than 15% vintage trading cards have been authenticated and graded by independent providers of authentication and grading services.  Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs and stamps in the United States.  Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our services, we have:

▪
enhanced our marketing programs to promote our brands and services directly to Internet, other auction-related businesses and high-volume distributors of modern coins.  These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

▪
expanded our geographical reach by opening an office in Paris, France in 2010 to offer European coin dealers a more timely and cost-effective alternative to sending coins to the United States for grading and authentication and focused attention on increasing submissions of non-U.S. coins for grading and authentication.  In fiscal 2011, revenues for the Paris, France office represented about 1% of the Company’s total revenues.  We will continue to build on our fiscal 2011 success in the grading and authentication of non-U.S. coins, with particular attention to the Asian market;

▪
recently launched PCGS Secure Plus to increase consumer confidence and introduce a new certification designation.  The PCGS Secure process uses laser scanning to help detect coins that have been artificially enhanced since their last certification and can also be used to help identify recovered stolen coins.

▪
revamped and re-launched our CoinFacts website to include many new features that can be accessed for a subscription fee of $12.95 per month.  The upgraded CoinFacts website offers a comprehensive one-stop source for historical U.S. numismatic information and value added content, including dedicated pages for nearly 33,000 coins and access to information that can help determine coin values, including the PCGS Population Report, auction prices realized and an expanded price guide.

▪
participated at collectibles industry trade shows and organized “members only” shows for PCGS authorized dealers and Collectors Club members, at which we offer on-site authentication and grading services to facilitate trading activities.

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

▪
We intend to develop a comprehensive plan to optimize all elements of our combined digital presence, which will include CCE, Collectors Corner, Collectors Club, all advertising on our various websites and CoinFacts.  These activities combined, represented approximately 13% of total revenues in FY2011.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia and stamps.  Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign quality grades to these collectibles.

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

We primarily authenticate and grade baseball trading cards and, to a lesser extent, football, basketball, hockey and entertainment, as well as other types of collectible cards.  As is the case with coin authentication and grading, trading card authentication and grading fees are based primarily on the particular turnaround time requested by the submitter, ranging from one day’s turnaround for the highest level of service to approximately 60 days for the lowest level of service.

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

The volume of stamp authentication and grading submissions through fiscal 2011, relative to the number of coin and trading card submissions, has not been material.  Since stamp-grading services are relatively new to the market, we cannot predict when or even whether our services will gain the level of market acceptance needed for stamp grading to become a material contributor to our operating results.

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

—
to display on our websites, and compare the completeness and quality grades of the collectibles making up their sets to those of other collectors who have registered similar sets on our websites, thereby creating a competitive aspect to collecting that adds to its excitement; and

—
to enter our annual Company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins, trading cards or stamps.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us.  To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us.  We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.  We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002 and by PSE since 2004.  As an indication of the popularity of our Set Registry programs, approximately 125,000 sets were registered on our Set Registries as of June 30, 2011, which represents an 11% increase over the number registered as of June 30, 2010.

▪
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin, currency and trading card collectors.  For an annual membership fee, ranging from $50 to $300, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  As of June 30, 2011, there were approximately 15,000 members in our Collectors Clubs.

▪
 Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase certified coins and other certified collectibles. Currently, there are over 100,000 certified coins being offered at bid and ask prices, the aggregate value of which is approximately $300 million.  We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

▪
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and select for purchase coins, trading cards and items of currency that have been certified by us and are being offered for sale by dealers.  Currently, there are approximately 90,000 collectibles listed for sale on Collectors Corner.  All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner.  We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members of the marketplace and selling community. Items listed are at fixed prices with the opportunity to negotiate lower prices.  We believe that the increased turnover offered for items listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a trading card set in the PSA Set Registry, create increased brand preference for PCGS, PSA and PSE authenticated and graded items.

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

▪
In July 2006, we acquired Expos Unlimited LLC (“Expos”), a trade show management company that operates two of the larger and better-known coin, stamp and collectibles shows in Long Beach and Santa Clara, California, respectively.  Expos assures us of  the continued availability of these two show venues for our onsite authentication and grading services.

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

Collectibles Experts

As of June 30, 2011, we employed 42 experts in our authentication and grading operations, who have from 5 to 53 years, and an overall average of 28 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies.  However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

 Service Warranties

We generally issue an authenticity or grading warranty with every coin, trading card and stamp authenticated or graded by us.  Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, at the customer’s option , to pay the difference in value of the item between its original grade as compared with its lower grade.  Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or trading card at the price that the then-owner paid for that collectible.  The limit on our warranty obligation for non-U.S. coins is $10,000 per coin and for Chinese coins is $1,000 per coin effective January 1, 2010.  We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, management would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.  Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us.  The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

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

Supplies

In order to obtain volume discounts through June 30, 2011, we have chosen to purchase most of the injection-molded plastic parts for our clear plastic holders principally from a single supplier.  There are numerous suppliers for these items, and we believe that, if necessary, we could obtain those items from any of those other suppliers without significant cost to us.  However, if it were to become necessary for us to obtain another supplier, we might have to arrange for the fabrication of a die for the new supplier.  Fabrication of high-value precision dies can be a lengthy process.  Although we do not have back-up dies for some of our high-value volume injection-molded parts and we rely on one supplier for these requirements, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to have a new manufacturer build parts, should the need to do so arise or should we decide to use more than one supplier for certain parts.

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

Information Technology

We have developed proprietary software systems for use in our authentication and grading operations, principally for order tracking, processing and record keeping, as well as for the operation and maintenance of our Internet websites.  These software systems include Grading Management and Production Systems, Set Registry, Population Reports, Price Guides, Market Indexes, Article Libraries, QuickOpinion Systems and Featured Dealer Systems.  These applications are written in Microsoft Visual Basic.NET, Microsoft C#, Microsoft ASP.NET and Microsoft SQL Server.  We also have legacy systems, which we are in the process of replacing and upgrading, including Cold Fusion and Visual Basic 6 and our Navision ERP system.  Additionally, we maintain an integrated local area network that assists in and provides certain controls on production, physical product movement, accounting and financial functions, data warehousing and other tasks.

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

Employees

As of June 30, 2011, we had 200 full-time employees and 41 part-time employees (primarily security personnel), of which 189 were employed in our authentication and grading-related businesses, including our 42 experts and 21 customer service and support personnel.  The other employees included 5 in information services, 5 in marketing, 5 in our CCE subscription business, 22 in our Expos business, of which 20 were part-time employees, and 15 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider relations with our employees to be good.

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

Coin authentication and grading related services and product sales accounted for approximately 66%, 65% and 57% of our total net revenues in fiscal 2011, 2010 and 2009, respectively.  Our modern coin grading revenues represented about 25% of total revenues in fiscal 2011. We believe that the principal factors that lead to fluctuations in coin grading submissions consist of (i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; and (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins.  This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

Moreover, if current economic conditions in the United States prevail, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult during periods of adverse economic conditions, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services.

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

Temporary consumer popularity or “fads” among collectors, or the popularity of certain marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fee earned on collectibles that we authenticate and grade.  These trends may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 12% of our total net revenues.

During the year ended June 30, 2011, five of our customers accounted, in the aggregate, for approximately 12% of our total net revenues.  As a result, the loss of any of those customers, each of which is a collectibles dealer, or a lower level of grading submissions by any of them, could cause our net revenues to decline and, therefore, could harm our operating results.  Moreover, historically, same-day on-site authentication and grading submissions at trade shows, on which we realize higher margins than on other submissions, have represented a significant portion of the authentication and grading submissions we have received from these customers.  Consequently, a material decline in trade show attendance or submissions by these customers would adversely affect, not only our revenues, but also our gross margin and, therefore, our operating results in the future.

There are risks associated with new or expanded service offerings, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability.  In addition, in fiscal 2011, the Company began providing grading and authentication services in Paris, France and will focus more attention on other international markets, in particular Asia. Those new services and international focus, however, may not meet expectations and may prove to be unprofitable and negatively impact our operating results.

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

In general, we issue an authenticity or grading warranty for coins, trading cards and stamps that we authenticate or grade.  Those warranties with certain limits for non-U.S. coins provide that:

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

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience.  However, there is no assurance that these warranty reserves will prove to be adequate and, if they are not, our gross margin and operating results could be harmed.  As a result, we monitor the adequacy of our warranty reserves on an ongoing basis.  For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience.  As a result, we recognized an additional expense in 2008 to provide for those claims.  We also increased our warranty accrual rate to reflect this higher warranty claims experience.  Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008.

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

In May 2010, the Company sublet one of its spaces in New York City related to our discontinued jewelry businesses.  Should the subtenant not fulfill its obligations for this space, which are payable over the lease term through 2015, it would adversely affect our cash used for discontinued operations and our losses incurred from discontinued operations in future periods.  However, to date, the subtenant has honored all obligations under the sublease.

No Assurance that we will Continue to Pay Cash Dividends at Current Levels.

The Company’s current policy is to pay dividends at $0.325 per share per quarter.  However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business.  Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors.  See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES”─Dividends in Part II, Item 5 of this Annual Report.

Our reliance on a single source for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins, trading cards and currency notes, and sometimes also the stamps that we authenticate and grade, in tamper-evident, clear plastic holders.  In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from one principal supplier.  Our reliance on a single supplier for a substantial portion of those plastic holders exposes us to the potential for delay in our ability to deliver timely authentication and grading services in the event that supplier were to terminate its services to us or encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) is continuing to increase its inventory of holders at June 30, 2011, which will give the Company more time to arrange for a new vendor to begin production in the event of a termination of or interruption in service from our existing vendor, and (iii) the Company is actively identifying alternative vendors that may reduce the reliance on the current principal vendor.  In addition, if the replacement holders were not of comparable quality to our existing supplier, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Our computer systems and network systems may be vulnerable to unforeseen problems and security risks, and we are vulnerable to system failure due to a lack of redundant systems at another location.

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

In addition, our operations are dependent on our ability to protect our computer systems and network infrastructure from damage that could occur from physical break-ins, security breaches and other disruptive problems caused by the technology that we employ in our operations. Computer break-ins and security breaches also could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which could cause us to incur significant liability and possibly also damage our reputation.  Other disruptions due to problems on the Internet or actions of Internet users could make it difficult for our customers to access our websites.  In addition, difficulties encountered during planned system upgrades or reimplementations could lead to disruptions of our business.  Problems of this nature could adversely affect our business and operating results, and security breaches that would adversely affect the privacy of customer information could lead existing customers to terminate their business relationships with us.  Although we intend to continue to implement and upgrade sophisticated technology to prevent such disruptions and damage, there is no assurance that those measures will prove to be adequate or successful.

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

There may be opportunities that present themselves to acquire existing businesses or commence new businesses that would give us the opportunity to offer additional services to our existing customers or enter into new markets and, thereby increase our revenues and our earnings.  The purchase or commencement of a new business presents a number of risks and uncertainties, including (i) difficulties in integrating the new business into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel; and (v) the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

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

The repurchase of shares of our common stock in a “Dutch Auction” tender offer in July 2009 has reduced the public float for our shares and a relatively low trading activity may adversely affect the trading value and liquidity of our common stock.

In July 2009, we completed a modified “Dutch Auction” tender offer pursuant to which we repurchased a total of 1,749,828 of our outstanding shares of common stock, reducing the number of our shares that were outstanding.  Of the current outstanding shares of 7,943,000 at June 30, 2011, affiliates of the Company own a total of approximately 2,700,000 shares (or about 34% of the outstanding shares), the salability of which is restricted under applicable securities laws and which are, as a result, not included in our public float.  As a result, the trading volume of our shares is relatively low at a daily average of approximately 33,000 shares over the last 90 days, which can reduce the liquidity of our shares, making it more difficult for our stockholders to sell their shares and could depress and, therefore, make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

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

If, as a result of these or other conditions or factors, our quarterly operating results fall below market expectations, some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock.  Additionally, in the past, companies that have experienced declines in the trading price of their shares due to events of this nature have been the subject of securities class action litigation.  If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

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

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to two office facilities in New York City that we had leased for our jewelry businesses.  In May 2010, we were able to sublet one of those facilities, and the second facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility.  See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases.”

ITEM 3.         LEGAL PROCEEDINGS

We are sometimes named as a defendant in lawsuits that arise in the ordinary course of business.  We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Michael J. McConnell	45	Chief Executive Officer
David G. Hall	64	President
Joseph J. Wallace	51	Chief Financial Officer

MICHAEL J. MCCONNELL has served as Chief Executive Officer and Director since April 1, 2009.  He is a private investor and a Director of PaperlinX Limited, Redflex Holdings Limited and MRV Communications, Inc.  From 1998 to September 30, 2008, Mr. McConnell was a Managing Director of Shamrock Capital Advisors, Inc., a manager of private equity, real estate and direct investment funds, including the Shamrock Activist Value Funds.  Mr. McConnell also served as a member of that firm’s Executive Committee. Prior to joining Shamrock in 1994, Mr. McConnell held various positions at PepsiCo, Merrill Lynch and Kidder Peabody.  Mr. McConnell formerly served on the boards of Ansell Limited, Nuplex Industries, Force Corporation, iPass, Inc., and Port-link International. Mr. McConnell also serves on the Board of Governors of Opportunity International. Mr. McConnell received his B.A. in economics from Harvard University and his MBA degree (with distinction—Shermet Scholar) from the Darden School of the University of Virginia.

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

PART II

ITEM 5.      MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2011 and 2010:

	Closing Share Prices		Cash Dividend
Fiscal 2011	High	Low	Per Share
First Quarter	$13.46	$11.18	$0.30
Second Quarter	16.08	12.72	0.325
Third Quarter	14.12	13.11	0.325
Fourth Quarter	15.15	13.75	0.325

Fiscal 2010
First Quarter	$5.44	$3.70	$-
Second Quarter	9.05	5.07	0.25
Third Quarter	11.07	8.92	0.25
Fourth Quarter	14.32	11.20	0.30

We had 93 holders of record and approximately 4,530 beneficial owners of our common stock as of June 30, 2011.

Dividends.  On September 26, 2008, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the payment of the Company’s then quarterly cash dividend of $0.23 per share per quarter in order to preserve the Company’s cash resources.

In October 2009, the Board of Directors approved the resumption of the payment of cash dividends at $0.25 per share per quarter.  In April 2010 and in October 2010, the Board of Directors approved increases in the quarterly dividend to $0.30 and $0.325 per share per quarter, respectively.  Dividends paid to stockholders in fiscal 2011, 2010 and 2009 were $9,944,000, $5,943,000 and $2,090,000, respectively.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  During the fiscal year ended June 30, 2009, we repurchased a total of 120,000 of our common stock under this program for aggregate purchase prices of approximately $484,000. There were no repurchases in fiscal 2011 and 2010.  We currently have $3.7 million available for share purchases under the share buyback program. However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2011, 2010 and 2009, and the selected balance sheet data at June 30, 2011 and 2010 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2008 and 2007 and the related balance sheet data at June 30, 2009, 2008 and 2007 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations.  The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs, memorabilia and stamp authentication and grading businesses and our CoinFacts.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2011.

Our Discontinued Operations.  The results of our discontinued operations set forth in the table below consist of the operating results, including impairment charges, related losses on the closure and gain or losses on disposal of (i) our diamond and our colored gemstone (“jewelry”) authentication and grading businesses through the dates in March 2009, on which we discontinued those businesses; (ii) our currency grading and authentication business until its sale in February 2009; and (iii) to a much lesser extent, the results of our remaining disposal activities following the disposition, in fiscal 2004, of our collectibles sales businesses.

Consolidated Statement of Operations Data:
	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net revenues(1)	$44,432	$39,763	$35,914	$39,505	$38,686
Cost of revenues	17,249	15,594	16,385	19,779	16,736
Gross profit(1)	27,183	24,169	19,529	19,726	21,950
Selling, general and administrative expenses	17,526	15,813	16,792	18,420	18,949
Impairment losses	1,368	-	649	-	16
Operating income	8,289	8,356	2,088	1,306	2,985
Interest income, net	98	89	284	1,138	2,149
Other (expense) income, net	(5)	30	14	6	7
Income before provision (benefit) for income taxes	8,382	8,475	2,386	2,450	5,141
Provision (benefit) for income taxes(2)	3,346	(8,330)	1,183	2,155	2,336
Income from continuing operations	5,036	16,805	1,203	295	2,805
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(3)	83	(107)	(18,126)	(15,927)	(3,320)
Net income (loss)	$5,119	$16,698	$(16,923)	$(15,632)	$(515)

Net income (loss) per basic share:
Income from continuing operations	$0.66	$2.26	$0.13	$0.03	$0.30
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.02)	(1.99)	(1.71)	(0.36)
Net income (loss)	$0.67	$2.24	$(1.86)	$(1.68)	$(0.06)
Net income (loss) per diluted share:
Income from continuing operations	$0.65	$2.20	$0.13	$0.03	$0.30
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.01)	(1.98)	(1.69)	(0.35)
Net income (loss)	$0.66	$2.19	$(1.85)	$(1.66)	$(0.05)
Weighted average shares outstanding(4)
Basic	7,682	7,451	9,103	9,295	9,204
Diluted	7,798	7,637	9,135	9,419	9,462

Cash dividends paid on common stock	$9,944	$5,943	$2,090	$8,517	$3,350
Cash dividends declared per share of common stock	$1.28	$0.80	$0.23	$0.91	$0.36

Balance Sheet Data:

	At June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$21,926	$20,321	$23,870	$23,345	$42,386
Working capital – continuing operations	20,010	21,134	23,108	26,771	42,720
Working capital (deficit) – discontinued operations	(716)	(871)	(1,725)	(774)	(511)
Goodwill and Intangibles – continuing	3,228	5,010	5,402	6,661	5,935
Goodwill and Intangibles – discontinued	-	-	-	5,805	17,315
Total assets – continuing operations	36,302	38,452	35,989	42,567	57,315
Total assets – discontinued operations	209	234	284	9,451	20,786
Stockholders' equity	25,070	27,612	24,779	43,830	68,891

1.
Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $604,000, $92,000, $394,000, $1,046,000 and $284,000 in fiscal 2011, 2010, 2009, 2008 and 2007, respectively.  Such product revenues are not considered an integral part of our ongoing revenue generating activities.  The gross margins on product sales were 28%, (44)%, (51)%, 7% and 33%, in fiscal 2011, 2010, 2009, 2008 and 2007, respectively.

2.
The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances against deferred tax assets at June 30, 2010.  See “Critical Accounting Policies and Estimates―Income Taxes, Deferred Tax Assets and Valuation Allowances.”

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

4.	On July 10, 2009, the Company purchased a total of 1,749,828 outstanding shares of its common stock, for a total purchase price of $8,910,000 in a “Dutch Auction” tender offer to its stockholders.

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

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia and stamps.  We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

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

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue.  Our authentication and grading fees accounted for approximately 80% of our total net revenues in each of the three years ended June 30, 2011.  The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles that we authenticate and grade.

In addition, our coin authentication and grading revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Our revenues are also affected by the volume of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, who typically request higher-priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The volume of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 12% of our total net revenues in the year ended June 30, 2011.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded in the fiscal years ended June 30, 2011, 2010, and 2009:

	Units Processed
	2011		2010		2009
Coins	1,973,700	59%	1,708,200	57%	1,456,100	52%
Trading cards	1,120,800	34%	1,090,600	36%	1,171,600	41%
Autographs	240,100	7%	196,500	6%	168,100	6%
Stamps	13,900	-	19,000	1%	25,700	1%
Total	3,348,500	100%	3,014,300	100%	2,821,500	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2011		2010		2009
Coins	$1,292,000	92%	$1,390,000	93%	$1,119,000	91%
Trading cards	83,000	6%	73,000	5%	79,000	6%
Autographs	21,000	1%	18,000	1%	15,000	1%
Stamps	8,000	1%	13,000	1%	22,000	2%
Total	$1,404,000	100%	$1,494,000	100%	$1,235,000	100%

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

Impact of Economic Conditions on our Financial Performance.  As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (ii) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (iii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, because the threat of increased inflation or concerns about the weakening of the U.S. dollar often lead investors and consumers to purchase gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices or a weakening of the U.S. dollar.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

Despite the continued uncertainties with respect to the strength and the sustainability of the economic recovery, our revenues (excluding product revenues) in the current fiscal year increased by approximately 10%, compared to the same period of the prior year, and included a 14% increase in revenue from the authentication and grading of collectible coins, which is our largest grading and authentication market.  We believe those increases reflect the continued high prices of gold and concerns about inflation and the continued weakness of the U.S. dollar among collectors and investors, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues”.

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2012.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund the acquisition of businesses.  In July 2009, the Company used approximately $8.9 million of available cash to purchase 1,749,828 shares of our common stock in a “Dutch Auction” tender offer, and in fiscal 2010, the Board of Directors reinstated the payment of dividends such that we paid approximately $9.9 million and $5.9 million in cash dividends to stockholders in fiscal 2011 and 2010, respectively.  In addition, our financial position is impacted by the Company’s tax position as the Company may only be required to pay minimum taxes, when it has net operating losses and other tax attributes available to offset taxable income.  However, once those tax losses or other tax attributes have been fully utilized, the Company will then be required to pay taxes at an estimated annual effective tax rate of 40%, as adjusted for timing differences.

Trends and Challenges in and Opportunities for our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us during fiscal 2009, we implemented a cost reduction program to reduce our costs of revenue and our operating expenses to bring those costs and expenses more in line with our revenues and, thereby, increase our gross profits and operating income.  During fiscal 2010 and 2011, that program, combined with the increase in our coin authentication and grading revenues, enabled us to realize increased gross profit margin and operating income when operating income is adjusted for a non-cash impairment charge of $1.4 million in fiscal 2011, and cash flows from continuing operations.

Overview of Fiscal 2011 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2011 and 2010:

	Year Ended June 30, 2011		Year Ended June 30, 2010
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$44,432	100.0%	$39,763	100.0%
Cost of revenues	17,249	38.8%	15,594	39.2%
Gross profit	27,183	61.2%	24,169	60.8%
Selling and marketing expenses	6,029	13.6%	5,068	12.7%
General and administrative expenses	11,497	25.9%	10,745	27.1%
Impairment losses	1,368	3.0%	-	-
Operating income	8,289	18.7%	8,356	21.0%
Interest income, net	98	0.2%	89	0.2%
Other (expense) income, net	(5)	-	30	0.1%
Income before (benefit) provision for income taxes	8,382	18.9%	8,475	21.3%
Provision (benefit) for income taxes	3,346	7.6%	(8,330)	(21.0)%
Income from continuing operations	5,036	11.3%	16,805	42.3%
Income (loss) from discontinued operations	83	0.2%	(107)	(0.3)%
Net income	$5,119	11.5%	$16,698	42.0%
Net income (loss) per diluted share:
Income from continuing operations	$0.65		$2.20
Income (loss) from discontinued operations	0.01		(0.01)
Net income	$0.66		$2.19

In fiscal 2011, pretax income decreased by $93,000, compared to fiscal 2010.  Excluding the impairment loss in fiscal 2011, pre-tax income would have increased by $1,275,000 and 15%, compared to fiscal 2010 due primarily to increases of 12% in revenues in the current year.  The increase in total revenues was primarily attributable to increases in authentication and grading fees in our coin business, comprising increases in the modern, vintage and world coins graded and authenticated.

However, due to the recognition of an income tax provision of $3,346,000, representing a tax rate of approximately 40% in fiscal 2011, compared to an income tax benefit of $8,330,000 in fiscal 2010, income from continuing operations decreased in fiscal 2011.  The substantially higher effective tax provision in fiscal 2011 was due to the release of valuation allowances against deferred tax assets at June 30, 2010.  Cash payments for income taxes continued to be minimal in fiscal 2011.

These, as well as other factors affecting out operating results are described in more detail below.  See “Factors that Can Affect our Operating Results and Financial Condition” “Critical Accounting Policies and Estimates―Long-Lived Assets Other Than Goodwill, Goodwill and Income Taxes, Deferred Tax Assets and Valuation Allowances” and “Results of Operations” below.

Critical Accounting Policies and Estimates

General.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value.  In determining the fair value of certain of our assets, principally accounts and notes receivable inventories, goodwill and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact, e.g., our ability to fully collect our accounts receivable or realize the value of our inventories in future periods.  Those judgments, estimates, and assumptions are based on current information available to us at that time.  Many of those conditions, trends and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates.  Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves, allowances, charges or losses to record such downward adjustments or write-downs in the carrying value of assets, such as, for example, accounts and notes receivable and inventory.  Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves, allowances, charges or losses are established or increased to take account of changed conditions or events.  As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in circumstances.  For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized.  Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves, allowances, charges or losses for potential write-downs on a quarterly basis.

In prior years, we acquired certain businesses and assets (some of which are now classified as part of discontinued operations, as we have closed, or disposed of such assets), and in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to ongoing evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  If it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

We also estimate losses associated with the disposal of a business or the sale of assets when a decision has been made to dispose of or discontinue such business or sell such assets.  In accordance with GAAP, assets available for sale are stated at the lower of costs or their net realizable value.  In addition, the estimated fair value of liabilities for employee terminations is recognized as of the date such terminations are communicated to the affected employees and for lease obligations as of the date we cease using the real property or equipment subject to the lease.

In making our estimates and assumptions, we follow GAAP in order to enable us to make fair and consistent estimates of the fair value of assets and to establish adequate reserves, allowances, charges or losses for possible write-downs in the carrying values of our assets.

Set forth below is a summary of the accounting policies and critical estimates that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies.  We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members to access our on-line and printed publications and, sometimes also to receive vouchers for free grading services from us.  We record revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  We review this estimate at least semi-annually by recalculating the percentage based on the relative values of the various elements in the Collectors Club offering and determining the appropriate percentage to attribute to the grading services and the remaining subscription.  Our estimates have proven to be consistently around 65% on an ongoing basis.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.

With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place, and for PCGS’s CoinFacts subscription revenues, we recognize revenue over the subscription period.

We recognize the revenue from the sale of products when it is shipped to the customer and all the requirements for revenue recognition have been satisfied.  Such products consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program and those product sales are not considered an integral part of our ongoing revenue generating activities.

Accrual for Losses on Facility Leases.  As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations.  We retained a commercial real estate broker to sublease those facilities on our behalf.  Through June 30, 2009, we established estimated loss accruals of $4,454,000 for liabilities under those leases.  The amount of those lease accruals was determined based on estimates on a discounted basis of (i) prevailing sublease rates in the real estate market where those facilities are located, as compared to our rental obligations under those leases; (ii) the time we expected it would take to sublet those facilities; and (iii) other direct costs associated with the leases.  In fiscal 2010, the Company continued to re-evaluate its loss accruals for the lease obligations and recognized an additional accrual of $405,000 in the second quarter of fiscal 2010.  In May 2010, the Company entered into agreements to reduce its lease obligations, whereby one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities and the cumulative effect of the change of approximately $500,000 resulting from the revision, was recognized as a reduction to the liability in the fourth quarter of fiscal 2010.  As a result of those changes, the payment of lease obligations and the recognition of accretion expense, the remaining obligations at June 30, 2011 were approximately $3,137,000.  We will continue to review and, if necessary, make adjustments to these accruals on a quarterly basis.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis.  Until the second quarter of fiscal 2009, we also made advances to selected coin dealers evidenced by notes receivable pursuant to a dealer-financing program, which have been substantially repaid or written down to zero at June 30, 2011.  We regularly review our accounts receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances.  Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors to pay their accounts in full.  Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses.  At June 30, 2011 and 2010 allowances for doubtful accounts were $66,000 and $75,000, respectively.

Inventory Valuation Reserves.  Our collectibles inventories, which consist primarily of collectible coins that we have purchased pursuant to our coin warranty program, are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values.  The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sale value of the collectibles inventories.  Additionally, due to the relative uniqueness and special features of some of the collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.  As a result, we review the market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters.  In the event that a collectible is sold for a price below its carrying value, we record a charge to operating income.  At June 30, 2011 and 2010, collectibles coin inventories were $1,468,000 and $493,000, and inventory reserves were $126,000 and $144,000, respectively.  See note 4 to the Consolidated Financial Statements.  If we liquidate collectible coins at amounts below their carrying value, we may incur losses in excess of our recorded inventory reserves.

The Company also maintains inventories of plastic holders and other related consumables used in our grading processes.  Such consumable inventories are valued at the lower of cost or fair value.

Grading Warranty Costs.  We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the estimated re-graded value of the collectible, which will be lower than the price we paid to purchase the item.  We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis.  There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles (see Inventory Valuation Reserves above).  However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any gains or losses on the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves. See note 8 to the consolidated financial statements for activity in our warranty reserves.

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

As discussed in previous filings, at September 30, 2010, the fair value of our Expos business was close to its carrying value.  Management applied sensitivity analysis to our significant assumptions in concluding that no impairment existed at September 30, 2010.  At June 30, 2011, we reviewed the performance of Expos for fiscal 2011 and our expectations for that business in future periods.  In fiscal 2011, the downward trend in revenues continued despite our earlier expectations that revenues would stabilize and grow in future years.  Furthermore, due to continued difficulties experienced in retaining customer participation at the shows, we expect continued attrition in future periods.  This overall downward trend in revenues, combined with the follow-on effect on specific customer revenue assumptions in the outer year of the forecast period, the impact on the terminal value of the Expos business due to a declining revenue base and an increase in the discount rate applicable to Expos from 17% to 19% (due to a higher equity risk premium, small stock risk premiums and an increase in the risk-free rate), led management to conclude that the Expos business was impaired at June 30, 2011.

Therefore, the Company recognized impairment losses related to goodwill of $743,000 in fiscal 2011, which combined with impairment losses related to intangible assets (see Long-Lived Assets Other Than Goodwill), resulted in total impairment losses of $1,368,000 in fiscal 2011.

With respect to our discontinued jewelry businesses, in the year ended June 30, 2009, we recognized impairment losses for their full carrying cost to the goodwill of $1,348,000, which, when combined with impairment losses, related to other indefinite-lived intangible assets of those businesses totaling $7,695,000, and these impairment losses have been classified as part of discontinued operations for the year ended June 30, 2009.

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

Based on such reviews at June 30, 2011, we determined that impairment losses had occurred with respect to certain long-lived assets of our Expos business, and we therefore recognized impairment losses of $625,000 for intangible assets in fiscal 2011, comprising a loss of $460,000 for the Expos trade name and $165,000 for the customer database. See Goodwill above.

In addition, in fiscal 2009, we reviewed the long-lived assets of our continuing businesses and concluded that certain capitalized software used in our autograph business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 for such capitalized software in our continuing operations for the fiscal year ended June 30, 2009.

As part of our jewelry discontinued operations, we recognized impairment losses on our identifiable tangible and intangible assets in those businesses totaling $6,347,000 in fiscal 2009, which have been classified as part of the loss on discontinued operations.  See Goodwill above.

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date of an award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

 We recognize stock-based compensation expense for service-based stock option awards using the Black-Scholes option valuation method.  Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.  In addition, we recognize and report stock-based compensation expense, net of a forfeiture rate with respect to outstanding awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  We monitor the forfeiture rate closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method.  No options were granted in 2009 through 2011, and substantially all options granted were fully vested as of June 30, 2011.

Service-based stock awards that are granted to members of our Board of Directors on an annual basis and to certain members of senior management are recognized as stock-based compensation over the requisite service period.

Fiscal 2011 Restricted Stock Awards.  On July 16, 2010, the Compensation Committee of the Board of Directors approved a management incentive compensation program for the fiscal year ending June 30, 2011 (the “2011 Stock Incentive Program”).  Under the terms of that program, certain executive officers and management employees (“Participants”) were awarded 80,000 restricted shares.  Retention by each Participant of the restricted shares is subject to satisfaction of certain vesting requirements and, if a vesting requirement that applies to any of the shares is not satisfied; those shares will be forfeited and cancelled.  The vesting requirements of the 2011 Stock Incentive Program are as follows:

(1)           Service-Based Vesting Requirement.  The vesting of 50% of the restricted shares (the “Service-Based Shares”) awarded was made contingent on the Participant’s continued service with the Company; whereby 50% of the Service-Based Shares vested on June 30, 2011 and the remaining 50% will vest on June 30, 2012.

(2)           Performance-Based Vesting Requirement.  The vesting of the other fifty percent (50%) of the restricted shares awarded to each of these Participants (the “Performance-Based Shares”) was made contingent on the Company’s achievement of a financial performance goal for fiscal 2011.  If that goal was not achieved, all of these Performance-Based Shares would have been forfeited and cancelled.  On the other hand, if the Company achieved that fiscal 2011 financial performance goal, then (i) 50% of the Performance-Based Shares would become vested when it was determined that the performance goal was achieved, provided that the Participant was still in the Company’s service at the end of fiscal 2011, (ii) another 25% of the Performance-Based Shares would become vested on June 30, 2012, provided the Participant continued in the Company’s service at that time, and (iii) the final 25% of the Performance-Based Shares would become vested on June 30, 2013, provided the Participant continued in the Company’s service at that time, subject to acceleration of such vesting if a Participant’s service with the Company is terminated without cause or if a change of control occurs.   In the second quarter of fiscal 2011, management determined that achieving the performance condition for fiscal 2011 was probable and began recognizing stock-based compensation for the Performance-Based Shares.  In August 2011, it was definitively determined by the Compensation Committee of the Board of Directors that the Company had achieved the financial performance goal for 2011, and as a result, 50% of the Performance-Based Shares vested at that time.

Fiscal 2010 Restricted Stock Awards.  In August 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscal 2010, and one-third of the fiscal 2010 performance shares vested.  As a result, stock-based compensation on the remaining unvested shares granted is being recognized over the remaining service period through June 30, 2012 dependent on the continued service of the Participant.

The Company recognized total stock-based compensation related to options and restricted shares of $1,131,000, $968,000 and $780,000 for fiscal years ended June 30, 2011, 2010, and 2009, respectively.

Capitalized Software.  In fiscal years 2011, 2010 and 2009, we capitalized, for continuing operations, approximately $9,000, $35,000 and $261,000, respectively, of software development costs related to a number of in-house software development projects.  GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years.  On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred.  During the fiscal years ended June 30, 2011, 2010 and 2009, we recorded approximately $267,000, $466,000 and $710,000, respectively, as amortization expense related to such capitalized software projects.

We evaluate the carrying values of capitalized software to determine whether those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.  Based on such an evaluation, we concluded that as of June 30, 2009 certain capitalized software used in our autograph and memorabilia authentication and grading business was not recoverable in full due to technical and operational inefficiency issues.  As a result, we recognized an impairment loss of $649,000 in our continuing operations for the fourth quarter and fiscal year ended June 30, 2009.  See “Long-Lived Assets Other Than Goodwill” above.   No impairment was recognized in fiscal 2011 or fiscal 2010.

Income Taxes, Deferred Tax Assets and Valuation Allowances.  We account for income taxes in accordance with GAAP, which requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns or uncertain tax positions.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, GAAP requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses.  Through June 30, 2009, due to the length of time and the extent of the taxable income required to fully realize our deferred tax assets, we had recorded valuation allowances against all our deferred assets.

At June 30, 2010, due to (i) the improvement, that began in the second half of fiscal 2009 and continued throughout fiscal 2010, in the operating performance and results of our continuing businesses, and (ii) management’s expectations that such improved operating performance would continue in future periods, we concluded that it had become more likely than not, that we would be able to realize all of our remaining deferred tax assets.  As a result, the valuation allowances against our deferred tax assets were released at June 30, 2010.  Of this tax benefit of approximately $13.0 million, approximately $4.8 million was utilized to offset current fiscal 2010 taxable income, and the balance of $8.2 million was recognized as an income tax benefit in the 2010 statement of operations and as deferred tax assets at June 30, 2010.

In fiscal 2011, the Company recognized income tax provisions of $3.3 million based on an estimated annual effective tax rate of 40%.

At June 30, 2011, the Company has not recorded a deferred tax asset for the excess tax basis over the book basis of their investment in a subsidiary as there are uncertainties as to when the basis difference will reverse. Management analyzed these uncertainties at the reporting date, and a deferred tax asset of approximately $750,000 - $1,000,000 will be established when it is apparent that the difference will reverse in the foreseeable future.  The resulting tax benefit would reduce future tax payments.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	38.8%	39.2%	45.6%
Gross profit	61.2%	60.8%	54.4%
Operating expenses:
Selling and marketing expenses	13.6%	12.7%	12.0%
General & administrative expenses	25.9%	27.1%	34.8%
Impairment losses	3.0%	-	1.8%
Total operating expenses	42.5%	39.8%	48.6%
Operating income	18.7%	21.0%	5.8%
Interest and other income, net	0.2%	0.3%	0.8%
Income before provision (benefit) for income taxes	18.9%	21.3%	6.6%
Provision (benefit) for income taxes	7.6%	(21.0)%	3.3%
Income from continuing operations	11.3%	42.3%	3.3%
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.2%	(0.3)%	(50.4)%
Net income (loss)	11.5%	42.0%	(47.1)%

Net Revenues.  Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins) and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2011, 2010 and 2009 between grading and authentication services revenues and other related services (including product revenues):

					2011 vs. 2010
	2011		2010		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$35,891	80.8%	$32,617	82.0%	$3,274	10.0%
Other related products and services	8,541	19.2%	7,146	18.0%	1,395	19.5%
Total net revenues	$44,432	100.0%	$39,763	100.0%	$4,669	11.7%

					2010 vs. 2009
	2010		2009		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$32,617	82.0%	$28,645	79.8%	$3,972	13.9%
Other related products and services	7,146	18.0%	7,269	20.2%	(123)	(1.7)%
Total net revenues	$39,763	100.0%	$35,914	100.0%	$3,849	10.7%

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated (in thousands):

					2011 vs. 2010
	2011		2010		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$29,389	66.1%	$25,689	64.6%	$3,700	14.4%	265,500	15.5%
Cards and Autographs(1)	10,229	23.0%	9,746	24.5%	483	5.0%	73,800	5.7%
Other (2)	4,814	10.9%	4,328	10.9%	486	11.2%	(5,100)	(26.8)%
	$44,432	100.0%	$39,763	100.0%	$4,669	11.7%	334,200	11.1%

					2010 vs. 2009
	2010		2009		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$25,689	64.6%	$20,549	57.2%	$5,140	25.0%	252,100	17.3%
Cards and Autographs(1)	9,746	24.5%	10,190	28.4%	(444)	(4.4)%	(52,600)	(3.9)%
Other (2)	4,328	10.9%	5,175	14.4%	(847)	(16.4)%	(6,700)	(26.1)%
	$39,763	100.0%	$35,914	100.0%	$3,849	10.7%	192,800	6.8%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our stamp authentication and grading business, CCE subscription fees, CFC interest income, the revenues of our Expos convention business, and product sales revenues.

Fiscal 2011 vs. 2010. For fiscal 2011, our total net service revenues increased by $4,669,000 or 11.7%, from $39,763,000 in fiscal 2010 to $44,432,000 in fiscal 2011, and comprised increases of $3,274,000, or 10.0%, in grading and authentication fees and $1,395,000, or 19.5%, in other related services.

The increased authentication and grading fees of $3,274,000 in fiscal 2011, was attributable to (i) increased coin authentication and grading fees of $3,075,000 or 13.1%; and (ii) increased PSA/DNA autograph authentication and grading fees of $659,000 or 27.6%.  These increases were partially offset by decreases of $323,000 or 5.3% and $137,000 or 22.6% in our sportcards and stamp authentication and grading fees, respectively.

The increase in fees generated from coins authenticated and graded of 13.1% in fiscal 2011, compared to fiscal 2010, reflects the mix of fees earned from shows, vintage, modern coins and world coins (including France) grading in the respective periods.  Our modern coin grading and authentication fees increased by approximately $1,900,000 or 21% to record levels, reflecting marketing programs by the U.S. Mint and by our customers and dealers in the second half of the year.  World coin authentication and grading revenues grew by approximately $1,300,000 or 128%, reflecting increased submissions of world coins, including grading at our Paris, France facility. Vintage authentication and grading fees increased by approximately $60,000 or 1%.  Show authentication and grading revenues decreased by approximately $260,000 or 6%, reflecting lower average grading fees earned per show in fiscal 2011.

As discussed under “Factors That Can Affect our Revenues and Gross Profit Margin,” the level of modern coins and trade show revenues can be volatile, and therefore it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.  In addition, the increase in our authentication and grading fees earned, reflects increased submissions of world coins from overseas, particularly Asia, and fiscal 2011 represented our first year of authentication and grading at our Paris, France facility.  It is, therefore, uncertain whether the increased fees earned from the authentication and grading of world coins can continue to grow at 2011 levels or whether we can expect continued future growth.  However, management plan to continue to focus attention on world coins as a growth opportunity.

Due to the strong performance of our coin authentication and grading business relative to our other businesses in fiscal 2011, our coin business represented approximately 66% of total revenues, compared to 65% of total revenues in fiscal year 2010; thereby, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related services of $1,395,000 in fiscal 2011 included increased product sales of $512,000, web-based subscriptions, including CCE of $636,000, advertising revenues of $241,000, and Collector Club membership revenues of $226,000, partially offset by a reduction in the revenues of our Expos collectibles trade show convention business and our CFC Dealer Financing business, which we have wound down.

Fiscal 2010 vs. 2009.  For fiscal 2010, net revenues increased by $3,849,000, or 10.7%, from $35,914,000 in fiscal 2009 to $39,763,000 in fiscal 2010.  The increase was attributable to a $3,972,000, or 13.9%, increase in authentication and grading fees and a small reduction in revenues from other related services related to product sales.  The increased authentication and grading fees for fiscal 2010 included increased coins authentication and grading fees of $4,676,000, or 25%, partially offset by reductions of $370,000, or 4%, in revenues from our trading cards and autographs businesses and $334,000, or 36%, in stamps.

The increase in coin authentication and grading fees of $4,676,000 for fiscal 2010 was due primarily to modern coin grading revenue increases of approximately $3,700,000, or 60%, over the corresponding periods in fiscal 2009.  Also contributing to the coin increase in fiscal 2010, was revenues from authentication and grading of coins at collectible trade shows which increased by approximately $780,000, or 23%, over the prior fiscal year, due primarily to an increase in the number of shows attended in those periods.  Revenues from the authentication and grading of vintage coins were substantially unchanged in fiscal 2010 compared to fiscal 2009.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues (which represent the carrying value of the inventory of products, which are primarily collectible coins that we sold and any inventory-related reserves, considered necessary).

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Gross profit	$27,183	$24,169	$19,529
Gross profit margin	61.2%	60.8%	54.4%

        As indicated in the above table, our gross profit margin increased to 61.2% in fiscal 2011 from 60.8% in fiscal 2010.  Excluding the effect of product sales in all periods presented, the adjusted gross profit margin would have been 61.6% in fiscal 2011, compared with 61.0% in fiscal 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues and seasonality.  During fiscal 2011, our quarterly gross profit margin varied between 59% (in our second quarter, which is typically our lowest quarter of the year due to the holidays in that period) and 62%.  In addition, our gross profit margin may increase or decrease in certain periods depending upon the number of collectibles authenticated and graded in the period due to the relatively fixed nature of certain of our direct costs, although there can be offsetting charges in certain of our variable direct costs depending upon the mix of revenues in the period.  The gross profit margin for our Expos business declined in fiscal 2011, reflecting lower revenues and slightly higher direct costs as we attempted to offset declines in revenues in that business.

Fiscal 2010 vs. 2009.  Our gross profit margin increased to 60.8% in fiscal 2010 from 54.4% in fiscal 2009. That increase primarily reflects (i) an increase of 25% in fiscal 2010 in coin-related revenues on which we earn a higher gross profit margin; (ii) lower direct costs, both in dollars and percentage terms, as a result of our cost reduction programs and increased operational efficiencies; and (iii) a reduction of $294,000 in stock-based compensation expense in fiscal 2010 as a result of awards granted in periods prior to fiscal 2009 that became fully vested in fiscal 2009.  In fiscal 2010, our gross profit margin on a quarterly basis varied between 59% and 63%.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Selling and marketing expenses	$6,029	$5,068	$4,306
As a percentage of net revenues	13.6%	12.7%	12.0%

The increase of $961,000 in selling and marketing expenses in fiscal 2011,  compared to fiscal 2010, primarily related to our coin business and included (i) increased business development cost incentives of approximately $260,000 due to higher revenues in the current year; and  (ii) increased costs of approximately $520,000 related to our Paris, France authentication and grading and promotional activities, including approximately $420,000 related to conducting eight coin shows in Paris in fiscal 2011; and (iii) other sales and marketing payroll and outside services associated with increased revenues.

Fiscal 2010 vs. 2009.  The $762,000 increase in selling and marketing expenses in the fiscal 2010, compared to fiscal 2009, was primarily attributable to increased incentive compensation costs due to the increase in coin authentication and grading submissions and higher costs incurred in connection with on-site grading at trade shows due primarily to an increase in the number of trade shows at which we participated in fiscal 2010.

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

The following table compares our G&A expenses that we incurred in fiscal 2011 to the G&A expenses we incurred in fiscal 2010 and 2009 (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
General & administrative expenses	$11,497	$10,745	$12,486
As a percentage of net revenues	25.9%	27.1%	34.8%

Although, G&A expenses increased by $752,000 in fiscal 2011, compared to fiscal 2010, such expenses declined as a percentage of net revenues to 25.9% in fiscal 2011, compared to 27.1% of revenues in fiscal 2010.  The dollar increase primarily related to the Company’s coin business and included (i) outside consultant services of approximately $275,000 incurred in connection with the development of a more advanced technology system (designed to enhance our ability to identify counterfeit or altered coins) and certain internal system modifications, (ii) increased compensation and incentive costs of approximately $500,000 in support of the growth of the business, and (iii) outside legal and compliance services incurred of approximately $130,000.  In addition, non-cash stock-based compensation increased by $163,000 in fiscal 2011 related to restricted stock grants to management (see “Stock-Based Compensation Expense below”).  These cost increases were partially offset by reductions in capitalized software amortization of approximately $200,000, as certain capitalized projects become fully amortized, depreciation costs of $54,000 and other G&A costs in fiscal 2011.

2010 vs. 2009.  G&A expenses decreased by $1,741,000 in fiscal year 2010, compared to fiscal 2009.  That reduction was primarily attributable to staff reductions and other cost-savings measures, most of which were initially effectuated in the latter half of fiscal 2009, a reduction of outside professional fees and a reduction of approximately $244,000 in capitalized software amortization costs in fiscal 2010 as capitalized projects become fully amortized, and the absence, in fiscal year 2010, of severance costs of approximately $400,000 recognized in connection with the departure of the Company’s former chief executive officer in fiscal 2009.

The reduction in G&A expenses in fiscal 2010, was partially offset by increased non-cash stock-based compensation costs of $503,000 in fiscal 2010, compared to the same periods of the prior year, primarily related to restricted stock grants to management (see “Critical Accounting Policies and Estimates―Stock-Based Compensation”).

Impairment Losses
	Fiscal Year Ended June 30, (Dollars in thousands)
	2011	2010	2009
Impairment losses on intangible assets	$625	$-	$649
Impairment loss on goodwill	743	-	-
	$1,368	$-	$-

The impairment losses in fiscal 2011 were attributable to an impairment in our Expos business.  See “Critical Accounting Policies and Estimates―Goodwill and Long-Lived Assets Other Than Goodwill.”

The impairment loss in fiscal 2009 was attributable to a determination that, due to technical and operational inefficiencies, the carrying value of capitalized software developed for our autograph business was impaired at June 30, 2009.

Stock-Based Compensation Expense

We recognized stock-based compensation expense, arising from the grant of restricted stock and stock option awards, of $1,131,000, $968,000 and $759,000 during fiscal 2011, 2010 and 2009, respectively.  Stock-based compensation expense is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues; and (ii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows (dollars in thousands):

	Fiscal Year Ended June 30,
Included In:	2011	2010	2009
Cost of revenues	$-	$-	$294
General and administrative expenses	1,131	968	465
	$1,131	$968	$759

The increases in stock-based compensation expense that arose in both fiscal 2011 and 2010 were due primarily to the recognition of stock-based compensation expense for the restricted stock awarded to the Company’s executive officers in fiscal 2010, and executive officers and senior management in fiscal 2011, partially offset by reduced stock-based compensation for stock options and awards that became fully vested in 2009.  Stock-based compensation is determined based upon the grant date fair value of the Company’s stock, which increased to $12.46 for the fiscal 2011 grants, compared to $4.07 for the fiscal 2010 grants.  See “Critical Accounting Policies and Estimates―Stock-Based Compensation Expense” above in this Item 7 of this Annual Report.

No stock options were granted in fiscals 2009 through 2011.  When applicable, we calculate stock-based compensation by estimating the fair value of stock options as of their respective grant dates using the Black-Scholes option valuation model and various assumptions that are described in note 12 to our Consolidated Financial Statements included in Item 8 of this Annual Report and recognize such costs on a straight-line basis over the vesting period of the options.

A total of $583,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2011 and will be recognized as compensation expense as follows (dollars in thousands):

Year Ending June 30,

2012	$542
2013	41
Total	$583

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s forfeiture percentage (see note 12 to our consolidated financial statements included in Item 8 of this Report).

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds, short-term bank certificates of deposit and commercial paper instruments and tax-free funds.  Such interest income does not include the interest that we generated on loans that we have made pursuant to our dealer-financing program in 2010 and 2009, which are included in net revenues in those periods.  The following table compares the interest income we earned in the fiscal years ended June 30, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Interest income, net	$98	$89	$284
Percent of net revenue	0.2%	0.2%	0.8%

2011 vs. 2010.  Due to the continued low interest rates prevailing in both fiscal 2011 and 2010, interest income, net, was $98,000, compared with $89,000 in fiscal 2010.

2010 vs. 2009.  Interest income, net was $89,000 in fiscal 2010, compared with $284,000 in fiscal 2009.  That decrease was primarily attributable to (i) a shift, during fiscal 2009, of our cash and cash equivalent balances into money-market investments; (ii) a decrease in our average cash balances in fiscal 2010, compared to 2009, due to the use of a portion of our available cash to fund the buyback of common stock in our “Dutch Auction” tender offer and the payment of increased dividends to stockholders in fiscal 2010; (iii) cash used in the operating activities of our discontinued operations; and (iv) lower prevailing interest rates as a result of actions taken by the Federal Reserve Board.

Provision for Income Taxes
	Fiscal Year Ended June 30, (Dollars in thousands)
	2011	2010	2009
Provision (benefit) for income taxes	$3,346	$(8,330)	$1,183

The income tax provision of $3,346,000 in fiscal 2011 represents an estimated annual effective tax rate of approximately 40%.

The income tax benefit of $8,330,000 in fiscal 2010 primarily reflects the release of valuation allowances, as a result of improved operating results for fiscal 2010 and management’s assessment that it was more likely than not that the Company would realize substantially all of its deferred tax assets at June 30, 2010.  See “Critical Accounting Policies and Estimates―Income Tax, Deferred Tax Assets and Valuation Allowances.”

The income tax provision for fiscal 2009 reflects valuation allowances that we established against the Company’s deferred tax assets due to uncertainties with respect to the realization of the tax benefits comprising those assets, net of a tax benefit of $96,000, related to the reversal of certain tax exposures for uncertain state tax positions that had been resolved.

Discontinued Operations
	Fiscal Year Ended June 30, (Dollars in thousands)
	2011	2010	2009
Income (loss) from discontinued operations, net of losses on sales of discontinued businesses (net of income taxes)	$ 83	$ (107)	$(18,126)

The income from discontinued operations (net of income taxes) of $83,000 (net) in fiscal 2011 related to (i) accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of (ii) license fees of $42,000, arising from the disposal of the Company’s former currency grading and authentication business that became determinable in fiscal 2011; (iii) a reduction in a  severance accrual as a result of the settlement of the obligation of $22,000 in fiscal 2011; and (iv) approximately $216,000 from the sale of the Company’s Gemprint and remaining diamond assets which had been fully written down in prior years.

The loss from discontinued operations (net of income taxes) in fiscal year 2010 primarily reflects accretion expenses (net of taxes) associated with the Company’s ongoing obligations for the spaces formerly occupied by our discontinued jewelry businesses.  In the second quarter of fiscal 2010, the Company increased its loss accruals for those leases by $405,000.  In the fourth quarter of fiscal 2010, the Company entered into two agreements to reduce its lease obligations, whereby one of the leases was sublet to a third party, and the second facility was returned to the landlord, and the lease terminated with only a financial obligation remaining.  As a result, the Company released approximately $500,000 of its loss accruals for these leases in the fourth quarter of 2010.  See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases.”

The loss from discontinued operations for fiscal 2009 of $18,126,000, primarily reflects (i) losses of $5,219,000 that we recognized on the discontinuance and exit from our jewelry authentication and grading businesses in fiscal 2009; (ii) impairment losses of $7,695,000 recognized at December 31, 2008 to the carrying values of long lived assets and goodwill of those jewelry businesses; and (iii) losses of $5,212,000 incurred from the ongoing operations of our discontinued businesses from July 1, 2009 through the date of their discontinuance, which was March 2, 2009.  No income tax benefits were recognized in connection with the recognition of those losses in fiscal 2009, due to uncertainty as to the realization of our deferred tax assets in future periods.  See “Critical Accounting Policies and Estimates―Long-Lived Assets Other Than Goodwill—Goodwill and Income Taxes and Deferred Tax Assets” above.

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2009 and ending on June 30, 2011.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season.

Our collectibles trade show business has added to the variability in our quarter-to-quarter operating results, as its revenues vary based on the timing of the collectibles trade shows it conducts.  As a general matter, the revenues of this business are significantly higher in the first, third and fourth quarters of our fiscal years, compared to the second quarter, because the Long Beach Collectibles Shows (the larger of the two trade shows that it conducts) take place during the first, third and fourth quarters, while the smaller Santa Clara Collectibles Shows take place in the second and fourth quarters of the year.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Statement of Operations Data:
Net revenues	$9,298	$8,883	$10,790	$10,792	$9,755	$9,600	$12,818	$12,259
Cost of revenues	3,739	3,633	4,204	4,018	3,774	3,895	4,907	4,673
Gross profit	5,559	5,250	6,586	6,774	5,981	5,705	7,911	7,586
Operating Expenses:
SG&A expenses	3,763	3,785	4,051	4,214	4,142	4,154	4,598	4,632
Impairment losses (1)	-	-	-	-	-	-	-	1,368
Operating income (loss)	1,796	1,465	2,535	2,560	1,839	1,551	3,313	1586
Interest and other income, net	40	12	35	32	24	28	36	5
Income (loss) before income taxes	1,836	1,477	2,570	2,592	1,863	1,579	3,349	1,591
Provision (benefit) for income taxes(2)	127	(202)	129	(8,384)	745	609	1,381	611
Income (loss) from continuing operations	1,709	1,679	2,441	10,976	1,118	970	1,968	980
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes) (3)	(53)	(508)	(68)	522	(13)	(22)	-	118
Net income (loss)	$1,656	$1,171	$2,373	$11,498	$1,105	$948	$1,968	$1,098
Net income (loss) per basic share:
From continuing operations	$0.23	$0.23	$0.33	$1.48	$0.15	$0.13	$0.25	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	(0.07)	(0.01)	0.07	-	(0.01)	-	0.01
Net income (loss)	$0.22	$0.16	$0.32	$1.55	$0.15	$0.12	$0.25	$0.14
Net income (loss) per diluted share:
From continuing operations	$0.22	$0.22	$0.32	$1.43	$0.14	$0.12	$0.25	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	(0.07)	(0.01)	0.07	-	-	-	0.01
Net income (loss)	$0.22	$0.15	$0.31	$1.50	$0.14	$0.12	$0.25	$0.14
Weighted average shares outstanding
Basic	7,551	7,404	7,420	7,429	7,502	7,732	7,727	7,716
Diluted	7,629	7,555	7,676	7,689	7,725	7,820	7,841	7,806

(1)
The impairment losses recognized in the fourth quarter of fiscal 2011, related to our Expos business.  See “Critical Accounting Policies and Estimates-Goodwill and Long-Lived Assets Other Than Goodwill.”

(2)
The income tax benefit in the fourth quarter of fiscal 2010 related to the release of valuation allowances.  See “Critical Accounting Policies and Estimates―Income Tax, Deferred Tax Assets and Valuation Allowances.”

(3)
The income from discontinued operations in the fourth quarter of fiscal 2010 related to agreements reached in the fourth quarter to reduce the Company’s obligations under the New York leases.  See “Critical Accounting Policies and Estimates―Accruals for Losses on Facility Leases.”

	Quarter Ended (In thousands)
	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Selected Operating Data:
Units authenticated or graded
Coins	359	400	480	469	448	404	576	546
Trading cards and autographs	334	301	318	334	344	302	340	375
Stamps	5	5	5	4	4	4	3	3
Total	698	706	803	807	796	710	919	924

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2011, we had cash and cash equivalents of approximately $21,926,000, as compared to cash and cash equivalents of $20,321,000 at June 30, 2010 and $23,870,000 at June 30, 2009.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.  Additionally, in 2005 we completed a public offering of 3,450,000 of our shares of common stock, of which the net cash proceeds to the Company totaled approximately $35,657,000.  We have used those proceeds primarily to fund business acquisitions, cash dividends to stockholders and share repurchases and the expansion of our jewelry businesses, which we discontinued in fiscal 2009.

During fiscal 2010, we used approximately $8,750,000 (excluding expenses) to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer and approximately $5,943,000 to pay cash dividends to our stockholders.  In fiscal 2011, we paid $9,943,000 in dividends to stockholders.

Cash Flows.

Cash Flows from Continuing Operations.  During the fiscal years ended June 30, 2011, 2010 and, 2009, our operating activities from continuing operations generated cash of $11,261,000, $10,529,000 and $5,806,000, respectively, primarily reflecting income from continuing operations, as adjusted for non-cash expenses (including impairment losses), and, to a lesser extent, changes in current assets and current liabilities, due to the timing of activities during those periods.  In addition, changes in deferred tax balances and the timing of income taxes receivables and payables impact our cash flows from continuing operating activities, although the level of such tax balances can be affected by the activities of our discontinued operations, because all tax balances (whether as a result of continuing or discontinued operations) are accounted for as part of continuing operations. The Company has paid minimal taxes in fiscal year 2009 through 2011 due to the availability of tax operating losses and other tax attributes to offset current taxable income.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $716,000, $1,303,000 and $6,568,000 in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.  In 2011 and 2010, cash used in discontinued operations related primarily to the payment of ongoing obligations for the New York lease commitments and severance and other payments.  In 2011, the payments related to the New York lease obligations reflected the sublease of one of the facilities and the return of the second facility to the landlord.  In 2009, cash used in discontinued operations consisted of $18,126,000 of losses arising from the discontinuance of the jewelry authentication and grading businesses, adjusted for (i) a non-cash impairment loss of $7,695,000; (ii) the $4,000,000 long-term operating lease accrual, discussed above, for the office facilities that had been occupied by those businesses prior to their closure; and (iii) non-cash expenses and losses on disposal of assets of our discontinued businesses recognized in fiscal 2009.  Cash used by our discontinued operations declined significantly in fiscal 2011 and 2010, primarily because substantially all of the costs of discontinuing and exiting the jewelry businesses were paid in fiscal 2009.  However, there will continue to be cash obligations, consisting primarily of rents and related costs, payable with respect to the two office facilities in New York City that had formerly been occupied by our discontinued jewelry businesses.  See “Outstanding Financial Obligations―Discontinued Operations” below.

Cash from or Used in Investing Activities.  In fiscal 2011, cash used in financial activities was $133,000, comprising capital expenditures of $637,000, partially offset by proceeds of $389,000 received from the sale of net assets of discontinued operations due to the Company disposing of its Gemprint and remaining assets of its diamond operations and the receipts of additional consideration for the sale of its former currency grading and authentication business that became determinable in fiscal 2011 and proceeds of $124,000 from the sale of property and equipment.  In fiscal 2010, cash flows provided by investing activities were $1,960,000 and were mainly comprised of the collections of $2,355,000 of customer notes receivable, partially offset by capital expenditures of $479,000 and $200,000 for the Expos purchase price adjustment.  In fiscal 2009, investing activities generated net cash of $3,700,000, comprised, primarily of (i) $3,285,000 of net cash generated from collections of notes evidencing loans that we had made to collectibles dealers as part of our CFC dealer financing program, as we wound down that program by discontinuing new loans in the second half of the year; and (ii) $796,000 of cash generated from collection of receivables from discontinued operations and proceeds from the sales of net assets of those operations, partially offset by capitalized software costs of $261,000.

Cash Used in Financing Activities.  In the fiscal years ended June 30, 2011, 2010 and 2009, financing activities used net cash of $8,807,000, $14,735,000 and $2,413,000, respectively.  In fiscal 2011, the Company paid dividends to stockholders of $9,944,000 and received $1,137,000 from the exercise of stock options.  In 2010, the Company purchased shares pursuant to a “Dutch Auction” tender offer for $8,910,000; whereas, in 2009 we bought shares for $484,000.  Dividends paid to stockholders were $5,943,000 and $2,090,000 for the fiscal years ended June 2010 and 2009, respectively.  In 2009, the Board of Directors had suspended the payment of dividends in the first quarter of that fiscal year.  In the second quarter of fiscal 2010, the Company resumed paying dividends and has increased the payment of dividends on two occasions.  See below for more information on the history of the Company’s dividend policy.

Outstanding Financial Obligations

Continuing Operations.

In December 2008, we extended the term of our operating lease for our corporate headquarters to March 2019.  That extension, which became effective in February 2009, provided for (i) a reduction in the square footage leased by the Company; (ii) a reduction in the base rental rate per square foot for the first four years of the term of the extended lease; and (iii) a contribution by the landlord of up to $200,000 toward tenant improvements.  In accordance with GAAP, we recognize the rent expense under this lease on a straight-line basis over the rental period.  At June 30, 2011, we did not have any other material financial obligations in connection with our continuing operations.

Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations at June 30, 2011, are as follows:

Year Ending June 30,	Gross Payment	Sublease Income	Net
2012	$1,255	$43	$1,212
2013	1,276	45	1,231
2014	1,252	46	1,206
2015	1,160	47	1,113
2016	1,135	49	1,086
Thereafter	3,150	142	3,008
	$9,228	$372	$8,856

Discontinued Operations

At June 30, 2011, we had the following remaining financial obligations for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, over the remaining duration of those leases, which will expire in December 31, 2015 and 2017.  In the fourth quarter of 2010, we subleased one of the facilities, and we returned the second facility to the landlord in exchange for a reduction in our gross remaining rental obligations for that facility, although we continue to have a continuing financial obligation for that facility (in thousands):

Future minimum payments associated with our discontinued operations, including both the subleased space and the space that was returned to the landlord at June 30, 2011, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2012	$680	$174	$506
2013	721	181	540
2014	758	192	566
2015	794	195	599
2016	635	99	536
Thereafter	715	-	715
	$4,303	$841	3,462
Less: Discounted estimated fair value of minimum lease payments			3,015
Accretion expense to be recognized in future years			$447

The cash payment obligations under these two leases are to be paid on a monthly basis in accordance with the above schedule.

We will continue to re-evaluate these estimates and update this loss accrual, as necessary, to take account of any changes that might occur in those remaining obligations.  See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases” above.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  During the quarter ended September 30, 2008, we paid quarterly cash dividends of $0.23 per common share.

Subsequent to the payment of the first quarter’s dividend in September 2008, the Board of Directors determined that, due to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources to support the continued implementation of the Company’s strategic plan and the growth of its business.  At the same time, the Board of Directors approved a one time 10% stock dividend on the Company’s outstanding shares.  In the second quarter of fiscal 2010, the Board of Directors approved the resumption of the payment of dividends at $0.25 per share per quarter.  In the fourth quarter of fiscal 2010, the dividend was increased to $0.30 per share per quarter, and in the second quarter of fiscal 2011, the Board of Directors increased the payments of dividends to $0.325 per share per quarter. As a result, we paid dividends of $2,090,000 in fiscal 2009.

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  During the fiscal year ended June 30, 2009, we repurchased a total of 120,000 of our common stock under this program for aggregate purchase prices of approximately $484,000.  There were no repurchases in fiscal 2011 and 2010.  We continue to have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers; (ii) fund working capital requirements;  (iii) fund acquisitions; (iv) fund obligations associated with our discontinued businesses; and (v) fund the payment of dividends and for other general corporate purposes.  In addition, because we expect that our continuing operations will generate positive cash flow in the future, we plan to consider other uses for our available cash that we believe will enhance stockholder value, which could include additional buybacks of shares.

Although we have no current plans to do so, we also may seek borrowings and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due to the continued slow recovery and the tight credit policy by banks in the United States, there is no assurance that we would be able to obtain such borrowings or generate additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In January 2010, the FASB issued amended fair value disclosure guidance.  The new guidance requires disclosure of transfers in and out of Levels 1 and 2 fair value measurements including a description of the reasons for the transfer where significant and disclosure of activity in Level 3 fair value measurements, including information on a gross basis regarding purchases, sales, issuances and settlements. Amendments to existing guidance were also made regarding classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The Company will adopt this guidance effective July 1, 2011.  Management does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In December 2010, the FASB issued an accounting standards update requiring public companies that enter into material business combination, and present comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for the annual reporting period beginning July 1, 2011. Management does not expect the adoption of this amendment to have any material impact on the Consolidated Financial Statements.

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company will adopt this guidance on January 1, 2012.  Management does not expect the adoption of these standards to have a material impact on the Consolidated Financial Statements.

In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board to improve the quality of and comparability of financial information for users, published a proposal that would change the accounting and financial reporting for both lessee and lessor as described under current guidance. The proposal would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would apply one of two methods to lease accounting for lessors, depending on whether the lessor retains exposure to significant risks or benefits of the underlying assets. The date of issuance of the final standards by the FASB and the effective date are to be determined. Management believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect on the presentation of its consolidated financial position and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2011, we had approximately $21,926,000 in cash and cash equivalents, primarily invested in money market accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as the cash balances we maintain overseas for our Paris, France office are not material.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California
August 26, 2011

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$21,926	$20,321
Accounts receivable, net of allowance of $66 in 2011 and $75 in 2010	1,534	1,246
Refundable income taxes	60	335
Inventories, net	1,442	708
Prepaid expenses and other current assets	959	919
Deferred income tax asset	1,769	4,365
Notes receivable from sale of net assets of discontinued operations	50	96
Current assets of discontinued operations	27	52
Total current assets	27,767	28,042

Property and equipment, net	1,301	1,145
Goodwill	2,083	2,826
Intangible assets, net	1,145	2,184
Deferred income tax asset	2,956	3,807
Notes receivable from sale of net assets of discontinued operations, less current portion	135	170
Other assets, including coin inventory of $750 at June 30, 2011	942	330
Non-current assets of discontinued operations	182	182
	$36,511	$38,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,390	$1,434
Accrued liabilities	1,415	1,495
Accrued compensation and benefits	2,383	1,804
Income taxes payable	125	197
Deferred revenue	2,417	1,926
Current liabilities of discontinued operations	743	923
Total current liabilities	8,473	7,779

Deferred rent	396	321
Non-current liabilities of discontinued operations	2,572	2,974
Commitments and contingencies (note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 7,943 in 2011 and 7,693 in 2010	8	8
Additional paid-in capital	70,402	68,134
Accumulated deficit	(45,340)	(40,530)
Total stockholders’ equity	25,070	27,612
	$36,511	$38,686

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2011	2010	2009
Net revenues:
Grading, authentication and related services	$44,432	$39,763	$35,914
Cost of revenues:
Cost of grading, authentication and related services	17,249	15,594	16,385
Gross profit	27,183	24,169	19,529
Operating expenses:
Selling and marketing expenses	6,029	5,068	4,306
General and administrative expenses	11,497	10,745	12,486
Impairment losses	1,368	-	649
Total operating expenses	18,894	15,813	17,441
Operating income	8,289	8,356	2,088
Interest income, net	98	89	284
Other (expense) income, net	(5)	30	14
Income before provision (benefit) for income taxes	8,382	8,475	2,386
Provision (benefit) for income taxes	3,346	(8,330)	1,183
Income from continuing operations	5,036	16,805	1,203
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	83	(107)	(18,126)
Net income (loss)	$5,119	$16,698	$(16,923)

Net income (loss) per basic share:
Income from continuing operations	$0.66	$2.26	$0.13
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.02)	(1.99)
Net income (loss)	$0.67	$2.24	$(1.86)

Net income (loss) per diluted share:
Income from continuing operations	$0.65	$2.20	$0.13
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.01)	(1.98)
Net income (loss)	$0.66	$2.19	$(1.85)
Weighted average shares outstanding:
Basic	7,682	7,451	9,103
Diluted	7,798	7,637	9,135
Dividends declared per common share	$1.28	$0.80	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2008	8,361	$8	$75,996	$(32,174)	$43,830
10% stock dividend issued November 2008	828	1	(1)	-	-
Shares sold to directors	40	-	161	-	161
Stock-based compensation – options	-	-	524	-	524
1999 supplier stock options expired in 2009	-	-	(495)	-	(495)
Stock-based compensation – restricted stock	49	-	256	-	256
Shares repurchased and cancelled under the Stock Repurchase Plan	(120)	-	(484)	-	(484)
Net loss	-	-	-	(16,923)	(16,923)
Dividends paid	-	-	-	(2,090)	(2,090)
Balance at June 30, 2009	9,158	9	75,957	(51,187)	24,779
Exercise of stock options	10	-	118	-	118
Stock-based compensation – options	-	-	27	-	27
Stock-based compensation – restricted stock	275	-	941	-	941
Shares purchased and cancelled under the Dutch Auction Tender Offer	(1,750)	(1)	(8,909)	-	(8,910)
Net income	-	-	-	16,698	16,698
Dividends paid and accrued	-	-	-	(6,041)	(6,041)
Balance at June 30, 2010	7,693	8	68,134	(40,530)	27,612
Exercise of stock options	153	-	1,137	-	1,137
Stock-based compensation – options	-	-	10	-	10
Stock-based compensation – restricted stock	97	-	1,121	-	1,121
Net income	-	-	-	5,119	5,119
Dividends paid and accrued	-	-	-	(9,929)	(9,929)
Balance at June 30, 2011	7,943	$8	$70,402	$(45,340)	$25,070

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,119	$16,698	$(16,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(83)	107	18,126
Depreciation and amortization expense	771	991	1,401
Stock-based compensation expense	1,131	968	759
Impairment losses	1,368	-	649
Provision for bad debts	17	4	42
Provision for inventory write-down	1	58	176
Provision for warranty	751	641	576
Loss (gain) on sale of property and equipment	9	(12)	2
Gain on customer notes	1	-	(10)
Interest accrued on note receivables	(15)	(9)	(8)
Provision for deferred income taxes	3,447	(8,440)	1,168
Changes in operating assets and liabilities:
Accounts receivable	(356)	37	(82)
Inventories	(734)	(269)	288
Prepaid expenses and other	11	(53)	(16)
Refundable income taxes	275	(335)	575
Other assets	(662)	(204)	60
Accounts payable and accrued liabilities	(862)	(205)	(860)
Accrued compensation and benefits	578	463	72
Income taxes payable	(72)	(55)	(117)
Deferred revenue	491	43	(118)
Deferred rent	75	101	46
Net cash provided by operating activities of continuing operations	11,261	10,529	5,806
Net cash used in operating activities of discontinued operations	(716)	(1,303)	(6,568)
Net cash provided by (used in) operating activities	10,545	9,226	(762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	124	104	3
Capital expenditures	(637)	(479)	(123)
Expos purchase price adjustment	-	(200)	-
Advances on customer notes receivable	-	-	(2,446)
Proceeds from collection of customer notes receivable	-	2,355	5,731
Capitalized software	(9)	(35)	(261)
Cash received from sale of net assets of discontinued operations	389	215	796
Net cash (used in) provided by investing activities	(133)	1,960	3,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	161
Proceeds from exercise of stock options	1,137	118	-
Payments for retirement of common stock	-	(8,910)	(484)
Dividends paid to common stockholders	(9,944)	(5,943)	(2,090)
Net cash used in financing activities	(8,807)	(14,735)	(2,413)
Increase (decrease) in cash and cash equivalents	1,605	(3,549)	525
Cash and cash equivalents at beginning of year	20,321	23,870	23,345
Cash and cash equivalents at end of year	$21,926	$20,321	$23,870

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended June 30,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$(251)	$431	$(488)
Interest paid	$-	$-	$59

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

During fiscal year 2009, the Board of Directors authorized (i) the sale of PCGS Currency grading business, (ii) the closure and sale of the jewelry grading businesses, consisting of GCAL and AGL; and (iii) the sale of the Gemprint business.  These businesses, with the exception of the Gemprint business, were sold in fiscal 2009.  Gemprint was sold in fiscal 2011.  The results of operations, net operating assets and liabilities and related cash flows of those discontinued businesses sold have been classified as part of discontinued operations in the Consolidated Financial Statements for all periods shown (see note 3).

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its subsidiaries, all of which are 100% owned by the Company.  At June 30, 2011, such operating subsidiaries were Collectors Finance Corporation (CFC), which was wound down in fiscal 2009 and 2010, Certified Asset Exchange, Inc. (CAE) and Expos Unlimited, Inc. (Expos).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization  and recovery of software development costs, the valuation of stock-based compensation awards and the timing of related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairment, warranty reserves, the provisions or benefit for income taxes and related valuation allowances and adjustments to the fair value of our remaining lease obligations for our discontinued jewelry businesses.  Each of these estimates is discussed in more detail in these Consolidated Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Annual Report.

Cash and Cash Equivalents

        We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2011 and 2010, we had approximately $21,900,000 and $20,300,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $18,900,000 and $17,500,000, respectively, were invested primarily in high-quality money market accounts and funds.

At June 30, 2011, substantially all of our cash is deposited at two financial institutions.  We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $18,400,000 at June 30, 2011.

Concentrations

         Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2011 consisted primarily of cash and cash equivalents and accounts receivables.

         Financial Instruments and Cash Balances. At June 30, 2011 and 2010, the Company had funds of approximately $18,900,000 and $17,500,000, respectively, in money market accounts and funds.  In addition, at June 30, 2011 and 2010, the Company had approximately $3,000,000 and $2,800,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2011, two individual customer accounts receivable each accounted for 10% of the Company’s total gross accounts receivable balances.  At June 30, 2010, one individual customer accounts receivable accounted for 10% of the Company's total gross accounts receivable balances.  We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the debtor to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $66,000 and $75,000 at June 30, 2011 and June 30, 2010, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 66%, 65% and 57% of our net revenues for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of such instruments.  The carrying value of the notes receivable related to the sale of a discontinued operation approximates fair value, as the interest rate on such note approximates an amount that would be extended to parties with similar credit risk and remaining maturities.

Inventories

Our inventories consist primarily of (i) our coin and stamp collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  The allowance for inventory losses was $126,000 and $144,000 at June 30, 2011 and 2010, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to five years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.  Coin and stamp reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred.  If the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by allocating first the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill.  The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied goodwill is less than the carrying value of goodwill, record an impairment loss of goodwill as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined.  During the 2011 fiscal year, we recognized an impairment loss of $743,000 related to our Expos goodwill. No goodwill impairment was recorded in 2010 and 2009.

Capitalized Software

Through June 30, 2011 and 2010, we had capitalized approximately $2,634,000 and $2,625,000, respectively, as capitalized software and recognized related accumulated amortization of $2,575,000 and $2,308,000.  The software is capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years.  During fiscal years 2011, 2010 and 2009, the Company recorded amortization expense of approximately $267,000, $466,000 and $710,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.  The Company recorded an impairment to capitalized software of $649,000 during fiscal 2009 in connection with capitalized software associated with our autograph authentication business that was not meeting performance expectations and resulted in certain components of that software being replaced or abandoned.  No impairment was recognized in fiscal 2011 or 2010.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is an indication of impairment to property, equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During the 2011 fiscal year, we recognized impairment losses of $625,000 related to our Expos business trade name and customer database.  No impairment loss was recorded in 2010.

Revenue Recognition

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the event takes place.

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

Warranty Costs

We offer a warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that resubmittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon resubmittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic could result in a material adverse impact on our results of operation (see note 8).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $407,000, $469,000 and $524,000 in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

        Foreign Currency

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

The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and reduced the forfeiture rate from 5% at June 30, 2009 to 0% in fiscal 2011 and fiscal 2010.

For stock option grants, we estimate the fair value of each option using the Black-Scholes option-pricing model.  Our determination of the fair value of such stock option awards is made as of the grant date using that option-pricing model, and that determination is affected by our stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the outstanding stock options or be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.  No stock options were granted in fiscal years 2009 through 2011.

Compensation expense for the grant of a service-based restricted share award to an employee or non-employee director is determined by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted shares awarded based on the closing price of the Company’s common stock effective on the date the award was made.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share data):

	Year Ended June 30,
	2011	2010	2009
Income from continuing operations	$5,036	$16,805	$1,203
Income (loss) from discontinued operations, net of loss on sales of discontinued income (loss) businesses (net of income taxes)	83	(107)	(18,126)
Net income (loss)	$5,119	$16,698	$(16,923)

Net income (loss) per basic share:
From continuing operations	$0.66	$2.26	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.02)	(1.99)
Net income (loss)	$0.67	$2.24	$(1.86)

Net Income (loss) per diluted share:
From continuing operations	$0.65	$2.20	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	0.01	(0.01)	(1.98)
Net income (loss)	$0.66	$2.19	$(1.85)

Weighted-average shares outstanding:
Basic	7,682	7,451	9,103
Effect of dilutive shares	116	186	32
Diluted	7,798	7,637	9,135

The number of shares used in the computation of income or loss per share in fiscal 2010 gives effect to the purchase of 1,749,828 shares in the July 10, 2009 “Dutch Auction” tender offer.

Options and warrants to purchase approximately 90,000, 99,000 and 884,000 shares of common stock for the years ended June 30, 2011, 2010 and 2009, respectively, at exercise prices up to $17.82 per share, were not included in the computation of diluted earnings per share because the respective exercise prices of those options and warrants were greater than the average market price of our shares for the respective period.

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

   In December 2010, the FASB issued an accounting standards update requiring public companies that enter into material business combination, and present comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for the annual reporting period beginning July 1, 2011. Management does not expect the adoption of this amendment to have any material impact on the Consolidated Financial Statements.

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company will adopt this guidance on January 1, 2012.  Management does not expect the adoption of these standards to have a material impact on the Consolidated Financial Statements.

    In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board to improve the quality of and comparability of financial information for users, published a proposal that would change the accounting and financial reporting for both lessee and lessor as described under current guidance. The proposal would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would apply one of two methods to lease accounting for lessors, depending on whether the lessor retains exposure to significant risks or benefits of the underlying assets. The date of issuance of the final standards by the FASB and the effective date are to be determined.  Management believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect on the presentation of its consolidated financial position and results of operations.

3.            Discontinued Operations

During fiscal 2009, the Board of Directors authorized the closure and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the sale of the currency grading business, all of which have been reclassified as assets and liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of June 30, 2011 and 2010.  The consolidated statements of operations for the fiscal years ended June 30, 2011, 2010 and 2009 present the results of operations for those discontinued operations under the caption of : “Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes);” and, the consolidated statements of cash flows for the fiscal years ended June 30, 2011, 2010 and 209 segregate the cash flows from discontinued operations from all other cash flow activities.

At June 30, 2011, our continuing operations consisted of our collectibles grading and authentication businesses, our CCE subscription business, and our Expos collectibles convention business.

In connection with our acquisition of CCE in September 2005, we purchased the common stock of CTP, an entity affiliated with the owner of CCE, and we disposed of CTP in November 2005.  As part of the consideration for the sale of CTP, we recorded a note receivable of $458,000, bearing interest at 10% per annum and payable over five years.  At June 30, 2011, the note had been repaid in its entirety.  At June 30, 2010, the carrying value of the note was $46,000 and is included as part of the current portion of receivables from sale of net assets of discontinued operations.

Jewelry Businesses

In March 2009, the Company ceased operations in GCAL and AGL and announced the Company’s plan to sell the assets of those businesses.  In March 2009, the Company sold the GCAL diamond grading business to GCAL’s president and former owner and received $370,000 in cash as full payment for certain GCAL tangible and intangible assets. During May 2009, we concluded an asset sale agreement with a former AGL executive to whom we sold the AGL colored gemstone business for approximately $133,250 in consideration of a $62,500 cash payment and a non-interest bearing promissory note due on November 8, 2009 in the amount of $70,750. The undiscounted amount of the note was classified as part of notes receivable from sale of net assets of discontinued operations on the Consolidated Balance Sheet as of June 30, 2009. During fiscal 2009, we recognized an aggregate pre-tax loss on the disposal of Jewelry Businesses, including the Gemprint business which we exited in the fourth quarter of fiscal 2009, of approximately $5,188,000, and is shown as part of loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes) within the Statements of Operations for the fiscal year ended June 30, 2009.

We also recorded impairment losses in the Consolidated Statements of Operations during 2009 of $7,695,000 in connection with our jewelry businesses.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that leased through December 31, 2015 and 2017, respectively.  The total accrual (including a balance of $630,000 that had previously been accrued as rent expense in accordance with GAAP) at June 30, 2009 related to remaining lease obligations was approximately $4,454,000. In May 2010, the Company entered into agreements to reduce its lease obligations; whereby, one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities, and the cumulative effect of the change of approximately $500,000 resulting from the revision, was recognized as a decrease to the liability in the fourth quarter of fiscal 2010.  As a result of those changes, the payment of lease obligations and the recognition of accretion expense, the remaining obligations at June 30, 2011 were approximately $3,137,000, of which $565,000 is classified as a current liability, and the balance $2,572,000 is classified as a non-current liability in the accompany consolidated balance sheet at June 30, 2011.  We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

In April 2011, the Company disposed of its remaining discontinued Gemprint and diamond jewelry assets for approximately $216,000.

Currency Grading Business

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010 in the amount of $185,000 and $220,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance classified as long term.  A net loss of $31,000 was recognized during fiscal 2009 as a loss on the disposal of the currency grading business.

The operating results of the discontinued jewelry and the collectible sales businesses, which are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Net revenues	$15	$12	$1,437

Loss from operations of discontinued businesses	(2)	(209)	(5,212)
Impairment losses	-	-	(7,695)
Gain (loss) on sales of discontinued businesses	140	33	(5,219)
Gain (loss) before income tax benefit	138	(176)	(18,126)
Provision (benefit) for income taxes	55	(69)	-
Income (loss) from discontinued operations	$83	$(107)	$(18,126)

	June 30,
Balance Sheet Data of Discontinued Operations	2011	2010
Current Assets:
Accounts receivable, net	$-	$25
Assets held for sale	27	27
	$27	$52
Non-current assets:
Other assets	182	182
	$182	$182
Current liabilities:
Accounts payable	$10	$27
Lease obligations	565	532
Other accrued expenses	168	342
Deferred revenue	-	22
	$743	$923
Non-current liabilities:
Lease obligations	$2,572	$2,938
Other long-term liabilities	-	36
	$2,572	$2,974

4.	Inventories

Inventories consist of the following at June 30 (in thousands):

	2011	2010
Coins	$1,468	$493
Other collectibles	76	32
Grading raw materials consumable inventory	774	327
	2,318	852
Less inventory reserve	(126)	(144)
	$2,192	$708
Classified as long-term	(750)	-
	$1,442	$708

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

The $750,000 classified as long-term assets represents a coin purchased under our warranty policy, which the Company expects to sell subsequent to June 30, 2012.

5.           Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2011	2010
Coins and stamp reference sets	$331	$461
Computer hardware and equipment	1,467	1,419
Computer software	1,023	999
Equipment	2,509	2,090
Furniture and office equipment	912	907
Leasehold improvements	704	695
Trading card reference library	52	52
	6,998	6,623
Less accumulated depreciation and amortization	(5,697)	(5,478)
Property and equipment, net	$1,301	$1,145

Depreciation and amortization expense relating to property and equipment for fiscal 2011, 2010 and 2009 was $348,000, $365,000 and $530,000, respectively.

6.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2011, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, determined that no impairments had occurred. During the 2011 fiscal year the Expos business experienced a downward trend in revenues, which, when combined with the expectation of future declines in revenues, is considered a triggering event.  As a result of this trend and management’s expectations of future declines in revenues, at June 30, 2011, management performed the two-step impairment test on goodwill for the Expos business.

                In performing the step one analysis, management used the income approach, in which the fair value of the reporting unit was based on the present value of estimated cash flows.  This approach was dependent on a number of management assumptions, including estimated future revenue attrition rates, gross margins on sales, capital expenditures and discount rates. Management determined that the fair value of the Expos reporting unit was less than the carrying value of the net assets and, therefore, the Company performed step-two of the impairment test for Expos.

                In performing the step two analysis, management estimated the implied fair value of the Expos reporting unit’s goodwill and compared it to the carrying value of the goodwill. This involved allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid by a market participant to acquire it) with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. The implied value of goodwill was less than the carrying value of goodwill, which resulted in an impairment charge of $743,000 in the fourth quarter of the 2011 fiscal year. The Company had not recorded an impairment charge to Expo’s goodwill prior to 2011.

In connection with the triggering event and our assessment of the goodwill for impairment, management also determined that impairment losses had occurred with respect to the Expos trade name and customer database and recognized impairment losses of $625,000 for intangible assets in the fourth quarter of fiscal 2011.

During fiscal year 2009, we recorded goodwill impairment losses of $1,348,000 as part of the loss from discontinued operations, in relation to our discontinued jewelry businesses (see note 3).

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30, 2011 and 2010 (in thousands):

	2011	2010
CoinFacts	$515	$515
Expos Unlimited	458	1,201
CCE	1,110	1,110
	$2,083	$2,826

During the year ended June 30, 2010, we paid $200,000 for an earn-out payment pursuant to the July 2006 Membership Interest Purchase Agreement between the Company and the sellers of our Expos Unlimited, Inc. subsidiary.  This payment represented the full and final settlement and was recorded as additional goodwill on the consolidated balance sheet as of June 30, 2010.

Approximately $1.0 million of the $2.1 million classified as goodwill on the consolidated balance sheets at June 30, 2011 is amortizable and deductible for tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2011 and 2010 (in thousands):

	As of June 30, 2011				As of June 30, 2010
	Gross Book Value	Accumulated Amortization	Impairment loss	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
Expos Unlimited:
Auctioneer relationships	$150	$(75)	$-	$75	$150	$(60)	$90
Covenant not to compete	130	(81)	-	49	130	(65)	65
Customer database	790	(395)	(165)	230	790	(316)	474
	1,070	(551)	(165)	354	1,070	(441)	629
CCE:
Covenant not to compete	25	(25)	-	-	25	(24)	1
Customer lists	676	(263)	-	413	676	(218)	458
Website	2	(2)	-	-	2	(2)	-
	703	(290)	-	413	703	(244)	459

Capitalized Software	2,634	(2,575)	-	59	2,625	(2,308)	317
	$4,407	$(3,416)	(165)	$826	$4,398	$(2,993)	$1,405
Unamortized Intangible Assets:
Expos: Trade name	$740	$-	(460)	$280	$740	$-	$740
CCE: Trade name	39	-	-	39	39	-	39
	$779	$-	(460)	$319	$779	-	$779
	$5,186	$(3,416)	$(625)	$1,145	$5,177	$(2,993)	$2,184

Amortization expense was $423,000, $627,000 and $871,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.  In addition, an impairment charge of $649,000 for capitalized software was recognized in fiscal 2009.  Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2012	$164
2013	137
2014	125
2015	106
2016	106
Thereafter	188
Total	$826

The weighted average amortization period remaining as of June 30, 2011, is approximately 6.71 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CCE	Expos	Capitalized Software
Customer relationships	15 years	10 years	-
Covenant not to compete	5 years	8 years	-
Auctioneer relationships	-	10 years	-
Capitalized software	-	-	3 years

7.	Fair Value Measurements

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

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Assets and liabilities related to Expos measured at fair value on a non-recurring basis at June 30, 2011, are as follows (in thousands):

	At June 30,	Fair Value Measurements Using
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$458	$-	$-	$458
Intangible assets	634	-	-	634
	$1,092	$-	$-	$1,092

The following table presents additional information about Level 3 measurements for the year ended June 30, 2011 (in thousands):

	Beginning Balance June 30, 2010	Amortization	Impairment Loss Included in Net Income	Ending Balance June 30, 2011
Assets:
Goodwill	$1,201	$-	$(743)	$458
Intangible assets	1,369	(110)	(625)	634
	$2,570	$(110)	$(1,368)	$1,092

8.             Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2011	2010
Warranty reserve	$641	$669
Professional fees	122	82
Other	652	744
	$1,415	$1,495

Warranty reserve activity and balances related to fiscal years 2011, 2010 and 2009, were as follows (in thousands):

Warranty reserve at June 30, 2008	$665
Charged to cost of revenues	576
Payments	(533)
Warranty reserve at June 30, 2009	708
Charged to cost of revenues	641
Payments	(680)
Warranty reserve at June 30, 2010	669
Charged to cost of revenues	751
Payments	(779)
Warranty reserve at June 30, 2011	$641

9.           Taxes

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2011	2010	2009
Current:
Federal	$(22)	$(242)	$(8)
State	(37)	297	17
	(59)	55	9
Deferred:
Federal	2,650	(5,105)	877
State	755	(3,280)	297
	3,405	(8,385)	1,174
Total (benefit) provision for income taxes	$3,346	$(8,330)	$1,183

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the (benefit) provision for income taxes for the years ended June 30 was as follows (in thousands):

	2011	2010	2009
Provision at federal statutory rates	$2,851	$2,882	$811
State income taxes, net	473	(1,969)	208
Meals and entertainment	102	73	58
Stock-based compensation	(48)	4	164
Other	(32)	(250)	(89)
Valuation allowances	-	(9,070)	31
	$3,346	$(8,330)	$1,183

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Stock compensation costs	$193	$309
Reserves and accruals	2,109	2,385
Net operating loss carryforward	1,376	2,341
Credits	790	805
Intangible assets	495	2,447
Other	84	161
Less: valuation allowance	(96)	-
Total deferred tax assets	4,951	8,448
Deferred tax liabilities:
Property and equipment	(86)	(46)
Indefinite life	-	(95)
Other	(140)	(135)
Total deferred tax liabilities	(226)	(276)
Net deferred tax assets	4,725	8,172
Less: current portion	(1,769)	(4,365)
	$2,956	$3,807

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

The Company files income tax returns in the U.S. federal jurisdiction and various states and has open tax periods for federal taxes for the years ended June 30, 2008 through June 30, 2010 and for certain state tax jurisdictions for the years ended June 30, 1999 through June 30, 2010.

As of June 30, 2011 and June 30, 2010, the Company had $1,197,000 and $1,219,000, respectively, of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has federal and state net operating losses of $4,660,000 and $10,255,000, respectively, which will primarily begin to expire in 2027 and 2017, of which the benefit for $2,142,000 of federal and $2,142,000 of state net operating losses will be credited to additional paid in capital when fully utilized.

As of June 30, 2011 and 2010, the liability for income taxes associated with uncertain tax positions was $252,000, including accrued penalties and interest of $101,000.  If recognized, $198,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2009	$151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2010	151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2011	$151

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

At June 30, 2011, the Company has not recorded a deferred tax asset for the excess tax basis over the book basis of their investment in a subsidiary as there are uncertainties as to when the basis difference will reverse.  Management analyzed these uncertainties at the reporting date, and a deferred tax asset of approximately $750,000 - $1,000,000 will be established when it is apparent that the difference will reverse in the foreseeable future.  The resulting tax benefit would reduce future tax payments.

10.	Employee Benefit Plans

We have an employee benefit plan that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan.  Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit.  The Company does not provide any employer-matching contribution.

11.	Stockholders’ Equity

Dividends

Through the first fiscal quarter of fiscal 2009, our Board of Directors approved a dividend policy that called for the payment of regular quarterly cash dividends to our stockholders of $0.23 per common share, as adjusted retroactively for the October 2009 10% stock dividend.

On September 26, 2008, the Board of Directors determined that, due primarily to adverse market and economic conditions, including the liquidity crisis in the United States, the prudent course of action would be, and the Board of Directors voted, to suspend the future payment of cash dividends in order to preserve the Company’s cash resources.  In October 2009, the Board of Directors approved the resumption of payment of quarterly dividends at $0.25 per share.  In April 2010, the Board of Directors increased that quarterly dividend to $0.30 per share, and in October 2010, the dividend was increased to $0.325 per share per quarter.  During the fiscal year ended June 30, 2011, 2010 and 2009, the Company paid cash dividends in the aggregate amounts of approximately $9,944,000, $5,943,000 and $2,090,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing us to make up to $10,000,000 of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  Pursuant to this program, during the fiscal year ended June 30, 2009, we repurchased and retired approximately 120,000 shares of our common stock, for an aggregate purchase price (including transaction costs) of approximately $484,000.  The stock buyback was the result of a repurchase from the Company’s former CEO at $4.03 per share.

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

12.	Stock Incentive Plans

On December 5, 2006, the Board of Directors adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which consolidated all prior stock incentive plans and which provided for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, a total of 444,000 shares of common stock were still available for the future grant of stock options and restricted stock awards, of the total of 1,479,750 shares of common stock set aside for issuance under the prior plans.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options is continued employment or service during the specified vesting period.  For employees, typically the vesting period is four years and one year for director awards.  The term of the option grant cannot exceed ten years.

The following is a summary of stock option activity in the fiscal years 2011, 2010 and 2009 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2008	927	$2.80	-	$21.82	$12.54
Cancelled	(264)	2.80	-	21.82	13.33
Expired	(78)	9.49	-	18.18	16.64
Exercised	-	-	-	-	-
Options outstanding at June 30, 2009	585	2.80	-	21.82	11.61
Granted	-	-	-	-	-
Cancelled	(138)	2.80	-	21.82	14.20
Expired	(3)	18.18	-	21.82	21.65
Exercised	(10)	2.80	-	12.48	12.16
Options outstanding at June 30, 2010	434	2.80	-	17.82	10.72
Cancelled	(22)	2.80	-	12.48	12.41
Expired	(8)	7.27	-	10.91	7.88
Exercised	(152)	2.80	-	12.48	7.47
Options outstanding at June 30, 2011	252	$2.80	-	$17.82	$12.64

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2011 and 2010 were approximately $1,143,000 and $2,700, respectively.  Total fair value of options vested during 2011, 2010 and 2009 were $38,000, $27,500 and $1,101,000, respectively.

No stock option grants were awarded in fiscal years ended June 30, 2011, 2010 and 2009.

The following table summarizes information about stock options outstanding at June 30, 2011:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$2.80	$5.27	11	1.78	$3.29	$126	11	$3.29	$126
$6.91	$7.27	50	2.50	$6.91	$391	50	$6.91	$391
$9.09	$13.18	103	3.44	$12.15	$275	100	$12.12	$271
$14.17	$17.82	88	3.53	$17.59	$4	88	$17.59	$4
		252	3.22	$12.64	$796	249	$12.63	$792

At June 30, 2011, unvested stock options to purchase up to a total of approximately 2,750 shares were outstanding with a weighted average contractual remaining life of 6.4 years and at a weighted average exercise price of $13.18.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $14.82) was $4,500.  At June 30, 2011, based upon the estimated forfeiture rate of 0% per annum and the remaining vesting terms of these options, the number of options expected to vest over their remaining vesting terms was approximately 2,750 options.  At June 30, 2010, unvested stock options to purchase up to a total of approximately 5,500 shares of our common stock were outstanding with a weighted average contractual remaining life of 7.4 years and at a weighted average exercise price of $13.18.  As of the same date, the aggregate intrinsic value of the unvested options (based on a closing price of our shares, as reported by Nasdaq, of $13.41) was $0.

Restricted Shares

Prior to fiscal 2010, we granted restricted stock awards to employees and outside directors with respect for which the only condition for vesting was continued employment or service during the specified vesting periods.  During the fiscal years ended June 30, 2009 and 2008, we awarded an aggregate of 77,778 and 23,495 shares of restricted stock, respectively, to the Company’s CEO and CFO and to the non-management directors, and in connection with those awards, recorded, as part of general administrative expenses in the Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009, approximately $20,000, $20,000 and $256,000 in stock-based compensation expense, respectively.

Fiscal 2010 Equity Incentive Grants

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

Management determined the fair value of the 252,585 shares of restricted stock to be an aggregate amount of $1,028,000, based on the July 31, 2009 closing price of the Company’s common stock of $4.07, of which $257,000 relates to time-based vesting and $771,000 related to performance-based vesting.  The Company began recording stock-based compensation expense for the time-based vesting shares over the requisite service period through July 31, 2010 or immediately for those grants that vested on the grant date.  The $771,000 associated with the performance-based vesting began to be recorded as an expense as of December 31, 2009, when it was determined that it was probable that the Company would achieve the fiscal 2010 financial performance goal.  In August, 2010, the Compensation Committee definitively determined that the Company had achieved the financial performance goal for fiscal 2010.

Fiscal 2011 Equity Incentive Grants

On July 16, 2010, the Compensation Committee awarded 80,000 restricted shares to certain executive officers and senior management employees (“Participant”), pursuant to the Company’s 2006 Equity Incentive Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below:

(1) Service-Contingent Shares.  The vesting of 50% of the restricted shares awarded (the “Service-Contingent Shares”) is contingent on the Participant remaining in the continuous service of the Company; whereby 50% of the service-based shares vest on June 30, 2011 and the remaining 50% will vest on June 30, 2012.  If a Participant does not remain in the continuous service of the Company until at least June 30, 2011, all of his/her restricted shares will be forfeited.  If, on the other hand, a Participant remains in the service of the Company until at least June 30, 2011, then 25% of his/her restricted shares will vest (that is, cease to be subject to the risk of forfeiture), if he/she remains in the service of the Company until that date.

(2) Performance Contingent Shares.  The vesting of 50% of the restricted shares awarded (the “Performance-Contingent Shares”)  was contingent on the Company’s achievement of a financial performance goal, measured on the basis of the Company’s fiscal 2011 operating income.  If that goal was not achieved, all of those shares would be forfeited and cancelled.  If, on the other hand, that financial performance goal was achieved, then, (i) one half of the Participant’s Performance-Contingent Shares will become vested if he/she is still in the Company’s service on June 30, 2011; (ii) another one quarter of his/her Performance-Contingent Shares will become vested on June 30, 2012, if the Participant is still in the Company’s service as of that date; and (iii) the final one quarter of the Performance-Contingent Shares will vest on June 30, 2013, provided that he/she is still in the Company’s service on such date.

The Company estimated the fair value of the 80,000 shares of restricted stock to be $997,000 based on the closing price per share of the Company’s common stock of $12.46 on the grant date, of which $499,000 relates to service-based awards, and $498,000 relates to Performance-Based Awards.  For service-based awards, we will record stock-based compensation expense over the requisite service period that commenced on July 16, 2010 and will continue through June 30, 2012.

As of December 31, 2010, management determined that achieving the performance condition for the full fiscal year 2011 was probable based upon financial results achieved as of that date and the expected results for the remainder of fiscal 2011.  As a result, the Company began recognizing expense for the performance grant in the quarter ended December 31, 2010, including a catch up adjustment for the period from the grant date to September 30, 2010.  In August 2011, the Compensation Committee definitively determined that the Company had achieved the financial performance goal for fiscal 2011.

Other Fiscal 2011 and 2010 Grants

In the second quarter of fiscal 2011 and 2010, the Company granted approximately 17,025 and 22,242 service contingent shares, respectively, which vest quarterly over the next twelve months, to its non-employee directors and one employee.  The Company estimated the fair value of those shares to be approximately $248,000 and $210,000, respectively, and such stock-based compensation expense is being recognized over the service period of one year.

We recognized stock-based compensation (which includes compensation costs related to the grant of restricted stock awards and stock options) of $1,131,000, $968,000 and $759,000 during fiscal 2011, 2010 and 2009, respectively.  Stock-based compensation is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) selling and marketing expenses, in the case of stock awards granted to marketing and sales personnel; (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel; and (iv) discontinued operations for those employees associated with businesses that have been sold, or are held for sale, as follows (in thousands):

	Year Ended June 30,
Included In:	2011	2010	2009
Cost of revenues	$-	$-	$294
Selling and marketing	-	-	-
General and administrative expenses	1,131	968	465
Continuing operations	1,131	968	759
Discontinued operations	-	-	21
	$1,131	$968	$780

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2011 was approximately $583,000 and that amount will be recognized as compensation expense as follows (in thousands):

Fiscal Year Ending June 30,
2012	$542
2013	41
$583

However, such amounts, which are non-cash expenses, do not include the cost of new stock option or restricted stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage (see note 17 Subsequent Events).

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2011, 2010 and 2009 and their respective weighted average grant date fair values:

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2008	50,359	$12.60
Granted	77,778	2.70
Vested	(55,863)	5.73
Forfeited or cancelled	(28,847)	12.48
Non-vested at June 30, 2009	43,427	3.80
Granted	274,827	4.50
Vested	(64,155)	4.42
Forfeited or cancelled	-	-
Non-vested at June 30, 2010	254,099	4.43
Granted	97,025	12.83
Vested	(217,948)	5.60
Forfeited or cancelled	-	-
Non-vested at June 30, 2011	133,176	$8.64

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, who is the President and a director and a stockholder of the Company, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through March 31, 2019, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $2.00 per square foot per month.  Under the original lease that was extended in February 2009, that rent per square foot, was equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  The current rent is consistent with amounts being paid by the Company under its lease agreement.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $42,110 in fiscal 2011, $40,970 in fiscal 2010 and $43,240 in fiscal 2009.

       During fiscal years 2011, 2010 and 2009, the Company charged, and DHRCC paid, approximately $25,230, $18,000 and $13,700 for advertising fees, approximately $8,900, $3,000 and $9,000 for grading and authentication fees, and DHRCC was paid approximately $13,000, $22,000 and $11,000 for warranty claims, respectively. During fiscal year 2011, 2010 and 2009, DHRCC attended the Expos Long Beach shows and paid approximately $5,900, $5,900 and $5,800, respectively, in fees to Expos and also paid CCE $4,800, $4,600 and $4,200 in monthly subscription fees during fiscal year 2011, 2010 and 2009, respectively.

During fiscal year 2011, 2010 and 2009, David Hall paid $31,000, $6,000 and $9,000, respectively, in grading and authentication fees for personally owned trading cards submitted.  Also, a member of Mr. Hall’s immediate family paid $663,000, $517,000 and $191,000 in grading and authentication fees to PCGS during fiscal year 2011, 2010 and 2009 and owed the Company approximately $54,000, $23,000 and $31,000 at June 30, 2011, 2010 and 2009, respectively, for services provided during the respective years. The grading fees charged by the Company to both individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

        Leases

        The Company has various operating lease commitments for facilities and equipment that expire through May 2019.  In December 2008, the Company amended the current lease obligation for its headquarters’ facility by entering into a new 10-year lease obligation with aggregate payments of $9,982,000 that commenced on February 8, 2009 and continues to March 31, 2019. In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those leases as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2011 and 2010.

        In May 2010, the lease agreements related to the discontinued operations were modified, and approximately $1,893,000 in lease obligation reductions have been reflected in the scheduled payments presented below, related to the termination of one of the leases, with only a financial obligation remaining.  As discussed in note 3, the cumulative effect of the change in the net obligations under the leases, resulting from these agreements of approximately $500,000, was recognized as a decrease to the accrued liability at June 30, 2010.  For the other leased space, a sublease agreement was entered into with aggregate scheduled remaining payments under the sublease of $841,000, which coincides with the expiration of our lease obligation for that space, and has been reflected in the net lease obligations of discontinued operations below.  The sublease agreement expires on December 30, 2015.

        The Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2011, 2010 and 2009 for those operations classified as continuing operations, was approximately $1,020,000, $1,004,000 and $1,077,000, respectively.

        Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations at June 30, 2011, are as follows:

Year Ending June 30,	Company’s Gross Payment	Sublease Income	Net
2012	$1,255	$43	$1,212
2013	1,276	45	1,231
2014	1,252	46	1,206
2015	1,160	47	1,113
2016	1,135	49	1,086
Thereafter	3,150	142	3,008
	$9,228	$372	$8,856

Future minimum payments associated with our discontinued operations, including both the subleased space and the space that was returned to the landlord at June 30, 2011, are as follows (in thousands):

Year Ending June 30,	Company’s Gross Payment	Sublease Income	Net
2012	$680	$174	$506
2013	721	181	540
2014	758	192	566
2015	794	195	599
2016	635	99	536
Thereafter	715	-	715
	$4,303	$841	3,462
Less: Discounted estimated fair value of minimum lease payments			3,015
Accretion expense to be recognized in future years			$447

The accrual for facility-related obligations at June 30, 2011 includes an estimate of the minimum lease payments of $3,015,000 and an estimate of the operating expenses related to the leased properties of $122,000.

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

Legal Actions and Settlements

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  The Company continues to be involved in a dispute with a former employee who has claimed $175,000.  Should this dispute proceed to trial, the Company could also be responsible for penalties and costs.  Management believes that none of such lawsuits currently pending against it is likely to have a material adverse effect on the Company.

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

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, including a reconciliation with the consolidated financial statements, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2011, 2010 and 2009.  Net identifiable assets and goodwill are provided by business segment as of June 30, 2011 and 2010.  All of our sales and identifiable assets are located in the United States.

	Year Ended June 30,
Net revenues from external customers:	2011	2010	2009
Coins	$29,992	$25,781	$20,943
Trading cards and autographs	10,229	9,746	10,190
Other	4,211	4,236	4,781
Total revenue	$44,432	$39,763	$35,914

Amortization and depreciation:
Coins	$235	$232	$303
Trading cards and autographs	172	204	365
Other	258	369	414
Total	665	805	1,082
Unallocated amortization and depreciation	106	186	319
Consolidated amortization and depreciation	$771	$991	$1,401

Impairment losses:
Coins	$-	$-	$-
Trading cards and autographs	-	-	649
Other	1,368	-	-
Total	1,368	-	649
Unallocated impairment losses	-	-	-
Consolidated impairment losses	$1,368	$-	$649

Stock-based compensation:
Coins	$196	$-	$195
Trading cards and autographs	30	-	83
Other	45	-	22
Total	271	-	300
Unallocated stock-based compensation	860	968	459
Consolidated stock-based compensation	$1,131	$968	$759

Operating income:
Coins	$11,041	$10,437	$6,825
Trading cards and autographs	1,380	1,173	598
Other	(337)	780	396
Total	12,084	12,390	7,819
Unallocated operating expenses	(3,795)	(4,034)	(5,731)
Consolidated operating income	$8,289	$8,356	$2,088

	At June 30,
Identifiable Assets:	2011	2010
Coins	$4,892	$3,509
Trading cards and autographs	982	810
Other	2,862	4,460
Total	8,736	8,779
Unallocated assets	27,775	29,907
Consolidated assets	$36,511	$38,686
Goodwill:
Coins	$515	$515
Other	1,568	2,311
Consolidated goodwill	$2,083	$2,826

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2011 and 2010:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
Statement of Operations Data:
Revenues	$9,298	$8,883	$10,790	$10,792	$9,755	$9,600	$12,818	$12,259
Cost of revenues	3,739	3,633	4,204	4,018	3,774	3,895	4,907	4,673
Gross profit	5,559	5,250	6,586	6,774	5,981	5,705	7,911	7,586
Operating Expenses:
SG&A expenses	3,763	3,785	4,051	4,214	4,142	4,154	4,598	4,632
Impairment losses(1)	-	-	-	-	-	-	-	1,368
Operating income	1,796	1,465	2,535	2,560	1,839	1,551	3,313	1,586
Interest and other income, net	40	12	35	32	24	28	36	5
Income before income taxes	1,836	1,477	2,570	2,592	1,863	1,579	3,349	1,591
Provision (benefit) for income taxes(2)	127	(202)	129	(8,384)	745	609	1,381	611
Income from continuing operations	1,709	1,679	2,441	10,976	1,118	970	1,968	980
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(3)	(53)	(508)	(68)	522	(13)	(22)	-	118
Net income	$1,656	$1,171	$2,373	$11,498	$1,105	$948	$1,968	$1,098
Net income per basic share:
From continuing operations	$0.23	$0.23	$0.33	$1.48	$0.15	$0.13	$0.25	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	(0.07)	(0.01)	0.07	-	(0.01)	-	0.01
Net income	$0.22	$0.16	$0.32	$1.55	$0.15	$0.12	$0.25	$0.14
Net income per diluted share:
From continuing operations	$0.22	$0.22	$0.32	$1.43	$0.14	$0.12	$0.25	$0.13
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	(0.07)	(0.01)	0.07	-	-	-	0.01
Net income	$0.22	$0.15	$0.31	$1.50	$0.14	$0.12	$0.25	$0.14
Weighted average shares outstanding
Basic	7,551	7,404	7,420	7,429	7,502	7,732	7,727	7,716
Diluted	7,629	7,555	7,676	7,689	7,725	7,820	7,841	7,806

(1)	The impairment losses recognized in the fourth quarter of fiscal 2011, related to our Expos business (see note 6).

(2)
The income tax benefit in the fourth quarter of fiscal 2010 relates to the release of valuation allowances.  See “Critical Accounting Policies and Estimates―Income Tax, Deferred Tax Assets and Valuation Allowances.”

(3)
The income from discontinued operations in the fourth quarter of fiscal 2010 relates to agreements reached in the fourth quarter to reduce the Company’s obligations under the New York leases.  See “Critical Accounting Policies and Estimates―Accruals for Losses on Facility Leases.”

17.	Subsequent Events

Equity Incentive Grants.

On July 19, 2011, the Compensation Committee awarded 92,000 restricted shares to executive officers and senior management (“Participant”), pursuant to the Company’s 2006 Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

(1) Service-Contingent Shares.  If a Participant remains in continuous service with the Company, one half of the restricted shares are service-based shares and will vest in sixteen equal quarterly installments, with the exception of one executive officer’s grant, for which the service contingent shares vest over eight quarters through June 30, 2013.

(2)  Performance Contingent Shares.  The remaining 50% of restricted shares (the “Performance-Contingent Shares”) are subject to forfeiture in their entirety, if the Company does not achieve a minimum financial performance goal, measured on the basis of the Company’s fiscal 2012 operating income.  Depending on the financial performance achieved, a number of shares will be determined, and those shares will vest (i) one third if he/she is still in the Company’s service on June 30, 2012; (ii) another one third will become vested on June 30, 2013, if the Participant is still in the Company’s service as of that date; and (iii) the final one third will vest on June 30, 2014, provided that he/she is still in the Company’s service on such date.

Participants may also earn a maximum 10% more shares if the Company exceeds the fiscal 2012 financial performance goal by at least 10%.

        The Company will determine the fair value of the 92,000 shares of restricted stock based on the closing price per share of the Company’s common stock on the grant date.  For service-based awards, we will record stock-based compensation expense over the requisite service periods that commenced on July 19, 2011 and will continue through June 30, 2015.

That portion of stock-based compensation expense associated with the performance-based vesting requirement will not be recorded during the fiscal year ending June 30, 2012, unless it is considered probable that the Company will achieve the 2012 financial objectives established by the Compensation Committee of the Board of Directors.

Dividends

On August 1, 2011, the Company announced its quarterly cash dividend of $0.325 per share of common stock for the first quarter of fiscal 2012.  The cash dividend will be paid on August 26, 2011 to stockholders of record on August 12, 2011.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged (Credited) to Operating Expenses	Charged to Cost of Revenues	Charged (Credited) to Tax Provision	Net Deductions	Balance at End of Period
Year Ended June 30, 2009
Allowance for doubtful accounts	$27,000	$50,000	$-	$-	$(14,000)	$63,000
Allowance for customer notes receivable	31,000	-	-	-	-	31,000
Inventory reserve	91,000	-	176,000	-	(165,000)	102,000
Valuation allowance for deferred taxes	4,572,000	-	-	8,390,000	-	12,962,000
Year Ended June 30, 2010
Allowance for doubtful accounts	$63,000	$51,000	$-	$-	$(39,000)	$75,000
Allowance for customer notes receivable	31,000	(15,000)	-	-	-	16,000
Inventory reserve	102,000	-	58,000	-	(16,000)	144,000
Valuation allowance for deferred taxes	12,962,000	-	-	(12,962,000)	-	-
Year Ended June 30, 2011
Allowance for doubtful accounts	$75,000	$17,000	$-	$-	$(26,000)	$66,000
Allowance for customer notes receivable	16,000	(2,000)	-	-	-	14,000
Inventory reserve	144,000	-	-	-	(18,000)	126,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2011, Collectors Universe, Inc. maintained effective internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, because the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies from the requirement to include such attestation reports of their registered public accounting firms in their Annual Reports.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2011 for the Company’s 2011 annual stockholders' meeting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2011 for the Company’s 2011 annual stockholders' meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2011 for the Company’s 2011 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2011.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	252,000	$12.64	$484,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2011 for the Company’s 2011 annual stockholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2011 for the Company’s 2011 annual stockholders’ meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

Other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits

Please see Index to Exhibits immediately following the Signature Page of this Annual Report for a list of the Exhibits required, pursuant to Item 601 of Regulation S-K, to be filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC

Date: August 26, 2011	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 26, 2011
A. Clinton Allen

/s/ MICHAEL J. MCCONNELL	Chief Executive Officer and Director	August 26, 2011
Michael J. McConnell

/s/ DAVID HALL	President and Director	August 26, 2011
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 26, 2011
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ VAN D. SIMMONS	Director	August 26, 2011
Van D. Simmons

/s/ A. J. BERT MOYER	Director	August 26, 2011
A. J. Bert Moyer

/s/ DEBORAH A. FARRINGTON	Director	August 26, 2011
Deborah A. Farrington

/s/ BRUCE A. STEVENS	Director	August 26, 2011
Bruce A. Stevens

S-1

INDEX TO EXHIBITS
Exhibit No.	Description
3.2
Amended and Restated Cert7ificate of Incorporation of Collectors Universe.  Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.

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

10.49
Amended & Restated Employment Agreement dated May 9, 2011 between the Company and Michael J. McConnell, CEO.  Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K dated May 9, 2011.

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