Form 10-Q
period 2011-09-30
COLLECTORS UNIVERSE INC
filed 2011-11-07
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 4, 2011
Common Stock $.001 Par Value	8,085,676

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)

	September 30,	June 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$20,647	$21,926
Accounts receivable, net of allowance of $62 at September 30, 2011 and $66 at June 30, 2011	1,675	1,534
Refundable income taxes	60	60
Inventories, net	2,271	1,442
Prepaid expenses and other current assets	983	959
Deferred income tax assets	762	1,769
Notes receivable from sale of net assets of discontinued operations	50	50
Current assets of discontinued operations	27	27
Total current assets	26,475	27,767

Property and equipment, net	1,487	1,301
Goodwill	2,083	2,083
Intangible assets, net	1,878	1,145
Deferred income tax assets	2,956	2,956
Notes receivable from sale of net assets of discontinued operations, less current portion	138	135
Other assets, including coin inventory of $750 at June 30, 2011	192	942
Non-current assets of discontinued operations	182	182
	$35,391	$36,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,317	$1,390
Accrued liabilities	1,522	1,415
Accrued compensation and benefits	1,511	2,383
Income taxes payable	125	125
Deferred revenue	2,426	2,417
Current liabilities of discontinued operations	747	743
Total current liabilities	7,648	8,473

Deferred rent	415	396
Non-current liabilities of discontinued operations	2,473	2,572
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,086 and 7,943 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	8	8
Additional paid-in capital	71,282	70,402
Accumulated deficit	(46,435)	(45,340)
Total stockholders’ equity	24,855	25,070
	$35,391	$36,511

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2011	2010
Net revenues	$12,072	$9,755
Cost of revenues	4,725	3,774
Gross profit	7,347	5,981
Operating Expenses:
Selling and marketing expenses	1,650	1,524
General and administrative expenses	3,204	2,618
Total operating expenses	4,854	4,142
Operating income	2,493	1,839
Interest and other income, net	20	24
Income before provision for income taxes	2,513	1,863
Provision for income taxes	1,019	745
Income from continuing operations	1,494	1,118
Loss from discontinued operations, net of income taxes	(18)	(13)
Net income	$1,476	$1,105

Net income per basic share:
Income from continuing operations	$0.19	$0.15
Loss from discontinued operations	-	-
Net income	$0.19	$0.15

Net income per diluted share:
Income from continuing operations	$0.19	$0.14
Loss from discontinued operations	-	-
Net income	$0.19	$0.14

Weighted average shares outstanding:
Basic	7,854	7,502
Diluted	7,965	7,725
Dividends declared per common share	$0.325	$0.30

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,476	$1,105
Loss from discontinued operations	18	13
Income from continuing operations	1,494	1,118
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	161	205
Stock-based compensation expense	237	195
Provision for bad debts	(7)	1
Provision for inventory write-down	6	-
Provision for warranty	178	167
Loss on sale of property and equipment	2	6
Provision for deferred income taxes	1,007	736
Interest on notes receivable	(3)	-
Change in operating assets and liabilities:
Accounts receivable	(135)	(2)
Inventories	(85)	(423)
Prepaid expenses and other	(25)	184
Refundable income taxes	-	270
Other assets	1	(2)
Accounts payable and accrued liabilities	(80)	(563)
Accrued compensation and benefits	(870)	(680)
Income taxes payable	-	(4)
Deferred revenue	9	56
Deferred rent	19	21
Net cash provided by operating activities of continuing operations	1,909	1,285
Net cash used in operating activities of discontinued businesses	(112)	(128)
Net cash provided by operating activities	1,797	1,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	8	22
Capital expenditures	(298)	(46)
Capitalized software	(53)	(9)
Purchase of business, net of cash acquired	(550)	-
Cash received from sale of net assets of discontinued operations	-	23
Net cash used in investing activities	(893)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	454	98
Dividends paid to common stockholders	(2,637)	(2,233)
Net cash used in financing activities	(2,183)	(2,135)

Net decrease in cash and cash equivalents	(1,279)	(988)
Cash and cash equivalents at beginning of period	21,926	20,321
Cash and cash equivalents at end of period	$20,647	$19,333

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(unaudited)

	Three Months Ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-
Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$740	$-
Common Stock Issued at Fair Value	(190)	-
Cash Paid	$550	$-

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At September 30, 2011, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”) and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC.  Amounts related to disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred.  Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of September 30, 2011.

As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to future cash flows of the Company, the tradename was determined to have a finite life.  Effective July 1, 2011, the tradename will be amortized over a period of 10 years.

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

Stock-based compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations was $237,000 and $195,000 for the three months ended September 30, 2011 and 2010, respectively.

No stock options were granted during the three months ended September 30, 2011 and 2010.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of September 30, 2011 and stock option activity during the three months ended September 30, 2011.  The closing prices of our common stock as of September 30, 2011 and June 30, 2011 were $14.69 and $14.82, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2011	252	$12.64	3.22	$796
Exercised	(39)	11.67	-	-
Outstanding at September 30, 2011	213	$12.82	2.92	$658
Exercisable at September 30, 2011	210	$12.81	2.87	$653
Unvested at September 30, 2011	3	$13.18	6.17	$4
Unvested expected to vest at September 30, 2011	3	$13.18	6.17	$4

The 2,750 options to purchase common stock that were expected to vest at September 30, 2011 are based on the current forfeiture rate of 0% and the remaining vesting term of those options at September 30, 2011.

Fiscal 2012 Equity Incentive Grants.

On July 19, 2011, the Compensation Committee awarded 92,000 restricted shares to executive officers and senior management (“Participant”), pursuant to the Company’s 2006 Plan.  Those restricted shares are subject to certain risks of forfeiture, in which are summarized below.

        (1)  Service-Contingent Shares.  The vesting of 50% of the restricted shares is contingent on the Participants remaining in continuous service with the Company (the “Service-Based Shares”) and will vest in sixteen equal quarterly installments through June, 2015, with the exception of one executive officer’s grant, for which the service contingent shares vest over eight quarters through June 30, 2013.

    (2)  Performance Contingent Shares.  The remaining 50% of restricted shares (the “Performance-Based Shares”) are subject to forfeiture in their entirety if the Company does not achieve a minimum financial performance goal, measured on the basis of the Company’s fiscal 2012 operating income.  Depending on the financial performance achieved, a number of shares will be determined, and those shares will vest (i) one third if the Participant is still in the Company’s service on June 30, 2012; (ii) another one third will become vested on June 30, 2013, if the Participant is still in the Company’s service as of that date; and (iii) the final one third will vest on June 30, 2014, if the Participant is still in the Company’s service on such date.

 Participants may also earn a maximum 10% more shares if the Company exceeds the fiscal 2012 financial performance goal by at least 10%.

The Company estimated the fair value of the 92,000 shares of restricted stock to be $1,440,000 based on the closing price per share of the Company’s common stock of $15.65 on the grant date, of which $720,000 relates to the service-based awards, and $720,000 relates to the performance-based awards.  For service-based awards, we will record stock-based compensation expense over the requisite service periods that commenced on July 19, 2011 and will continue through June 30, 2015.

That portion of stock-based compensation expense associated with the performance-based vesting requirement will not be recorded during the fiscal year ending June 30, 2012, unless, and until, it is considered probable that the Company will achieve the 2012 financial performance goal established by the Compensation Committee of the Board of Directors.

No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine that if it was probable that the financial performance goal for fiscal 2012 would be achieved.  In the event that we determine it is probable that the financial performance goal for fiscal 2012 will be met at the end of the second quarter, we will recognize approximately $110,000 as a catch-up adjustment during the three months ended December 31, 2011.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2011 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2011	133	$8.64
Granted	92	15.65
Vested	(28)	13.20
Non-vested at September 30, 2011	197	$11.26

The following table sets forth total unrecognized compensation cost in the amount of $1,786,000 related to non-vested stock-based awards (both options and restricted shares) expected to be recognized through fiscal year 2013, on the assumption that (i) the performance condition described above is met; and (ii) the grant of an additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10%, (iii) the Participants remain in the Company’s employment throughout the applicable vesting periods.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2012 (remaining 9 months)	$973
2013	470
2014	212
2015	131
$1,786

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At September 30, 2011, we had cash and cash equivalents totaling approximately $20,647,000, of which approximately $17,895,000 was invested in money market accounts.  At September 30, 2011, the Company had approximately $2,752,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $17,300,000 at September 30, 2011.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At September 30, 2011, three individual customers accounted for 10% of the total net accounts receivable balance of $1,675,000; whereas at June 30, 2011, two individual customers accounted for 10% of the total net accounts receivable balance of $1,534,000.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $62,000 at September 30, 2011 and $66,000 at June 30, 2011. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 67% of our net revenues for the three months ended September 30, 2011, and 62% of our net revenues for the three months ended September 30, 2010.

Customers.  Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% and 11% of our total net revenues in the three months ended September 30, 2011 and 2010, respectively.

Capitalized Software

We capitalize certain costs incurred, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At September 30, 2011 and June 30, 2011, we had capitalized approximately $2,687,000 and $2,634,000, respectively, as capitalized software.  The related net book value of capitalized software at September 30, 2011 and June 30, 2011 was $90,000 and $59,000, respectively.  During the three months ended September 30, 2011 and 2010, we capitalized costs of $53,000 and $9,000, respectively.  During the three months ended September 30, 2011 and 2010, approximately $21,000 and $82,000 was recorded as amortization expense for capitalized software, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at the customer’s option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize a reduction in our warranty reserve for the difference in value of the item at its original grade and its re-graded estimated value.  We include in our collectibles inventory the estimated value of the re-graded item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

In the first quarter of fiscal 2011, the Company paid quarterly cash dividends of $0.30 per share of common stock.  On October 6, 2010, the Board of Directors approved a further increase in its quarterly cash dividend to $0.325 per share, and such amount was paid thereafter on a quarterly basis.  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company will adopt this guidance effective January 1, 2012.  Management does not expect the adoption of these standards to have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB issued an accounting standards update which modifies the way in which a Company may conduct the annual goodwill impairment test of a reporting unit.  Under the revised accounting standard, management of a reporting unit has the option to first assess qualitative factors to determine whether events or circumstances exist that imply it is more likely than not an impairment of goodwill has occurred.  If, after performing this qualitative assessment, management determines that it is more likely than not that a goodwill impairment has not occurred, then performing the two-step impairment test is not necessary. Under the amendments in this accounting update, management of a reporting unit may also elect to proceed directly to the two-step goodwill impairment test  and, if such election is made, may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance on September 30, 2011. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

2.             INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2011	2011
Coins	$1,337	$1,468
Other collectibles	83	76
Grading raw materials consumable inventory	980	774
	2,400	2,318
Less inventory reserve	(129)	(126)
	2,271	2,192
Classified as long term	-	(750)
Inventories, net	$2,271	$1,442

The $750,000 classified as long-term assets at June 30, 2011, represents a coin purchased under our warranty policy, which the Company expects to sell prior to September 30, 2012.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals and the uniqueness and special features of a particular coin.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	September 30,	June 30,
	2011	2011
Coins and stamp grading reference sets	$321	$331
Computer hardware and equipment	1,578	1,467
Computer software	1,022	1,023
Equipment	2,605	2,509
Furniture and office equipment	933	912
Leasehold improvements	734	704
Trading card reference library	52	52
	7,245	6,998
Less accumulated depreciation and amortization	(5,758)	(5,697)
Property and equipment, net	$1,487	$1,301

4.	BUSINESS COMBINATION

      In September 2011, we acquired the websites, website-related assets and domain names of Coinflation.com™, which owned and operated websites, providing information on precious metal values and the intrinsic values of individual coins. As a result of the acquisition, the Company intends to drive incremental web traffic, generate incremental advertising dollars and add to the Company’s position as a leading service provider of valuable information and content to coin market participants.  Acquisition related costs of $27,000 were incurred and have been included in general and administrative expenses for the three months ended September 30, 2011.

             The following table summarizes the consideration paid and the assets acquired in the transaction (in thousands):

Cash	$550
12,500 common shares of Collectors Universe, Inc.	190
Total Consideration	$740
Allocated to:
Websites, website-related assets, domain names	$740

The fair value of the common shares issued as part of the consideration paid was determined based on the closing market price of $15.17 on the acquisition date of September 13, 2011.

The website and related assets will be amortized over an estimated useful life of five years.

Approximately $22,000 in Coinflation.com revenue is included in net revenues for the three months ended September 30, 2011, representing the revenues earned since the date of acquisition.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2011	2011
Warranty reserves	$721	$641
Professional fees	171	122
Other	630	652
	$1,522	$1,415

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Warranty reserve beginning of period	$641	$669
Provision charged to cost of revenues	178	167
Payments	(98)	(164)
Warranty reserve, end of period	$721	$672

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net revenues	$-	$5
Loss from discontinued businesses	$(30)	$(22)
Income tax benefit	12	9
Loss from discontinued operations	$(18)	$(13)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30,	June 30
Balance Sheet Data of Discontinued Operations	2011	2011
Current Assets:
Assets held for sale	27	27
	$27	$27
Non-current assets:
Other assets	182	182
	$182	$182
Current liabilities:
Accounts payable	$3	$10
Lease obligations	577	565
Other accrued expenses	167	168
	$747	$743
Non-current liabilities:
Lease obligations	2,473	2,572
	$2,473	$2,572

In fiscal 2009, we disposed of our currency grading business and licensed the business name for consideration of approximately $354,000 and license fees to be determined based on future annual revenues of the business.  The consideration of $351,000 was payable through a cash payment to us of $50,000 and a promissory note (the “Note”) with a face value of $304,000.  The Note provided for three annual payments of $50,000 due on the anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 in the amount of $188,000 and $185,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance is classified as long term.

In connection with our exiting the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $3,050,000 and $3,137,000 at September 30, 2011 and  June 30, 2011, respectively, of which $577,000 and $565,000, respectively, were classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

7.	INCOME TAXES

In the three months ended September 30, 2011 and 2010, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 40% for both periods.

Due to the availability of net operating losses and other tax attributes to offset current year taxable income, the provisions for income taxes for the three months ended September 30, 2011, represent the non-cash realization of deferred tax assets.  Cash payments for income taxes continue to be minimal.

8.	NET INCOME PER SHARE

For the three months ended September 30, 2011 and 2010, we excluded 110,000 and 123,000 shares, respectively, from the computation of diluted income per share for stock options that were anti-dilutive, and for Performance-Based Restricted Shares, because we had not reached the performance threshold at the end of the quarter.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2011 and 2010.  Net identifiable assets are provided by business segment as of September 30, 2011 and June 30, 2011 (in thousands):

	Three Months Ended September 30,
	2011	2010
Net revenues from external customers:
Coins	$8,076	$6,044
Trading cards and autographs	2,832	2,592
Other	1,164	1,119
Total revenue	$12,072	$9,755
Amortization and depreciation:
Coins	$63	$52
Trading cards and autographs	22	52
Other	47	72
Total	132	176
Unallocated amortization and depreciation	29	29
Consolidated amortization and depreciation	$161	$205
Stock-based compensation:
Coins	$53	$16
Trading cards and autographs	9	3
Other	12	5
Total	74	24
Unallocated stock-based compensation	163	171
Consolidated stock-based compensation	$237	$195
Operating income:
Coins	$2,883	$2,064
Trading cards and autographs	371	345
Other	329	365
Total	3,583	2,774
Unallocated operating expenses	(1,090)	(935)
Consolidated Operating Income	$2,493	$1,839

	At September 30,	At June 30,
	2011	2011
Identifiable Assets:
Coins	$5,136	$4,892
Trading cards and autographs	1,023	982
Other	3,516	2,862
Total	9,675	8,736
Unallocated assets	25,716	27,775
Consolidated assets	$35,391	$36,511
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.    RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2011, a member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $63,000, compared with $88,000 for the three months ended September 30, 2010.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At September 30, 2011, the amount owed to the Company for these services was approximately $6,000, compared with $34,000 at June 30, 2011.

11.	SUBSEQUENT EVENTS

On October 24, 2011, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a first quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on November 25, 2011 to stockholders of record on November 11, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control.  Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Fiscal 2011 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2011, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on our historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2011 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a lesser extent, we generate revenues from other related services which consist of: (i) the sales of advertising and commissions earned on our websites, including Coinflation.com, which we acquired in September 2011 (see note 4 to the condensed consolidated financial statements); (ii) the sales of printed publications and collectibles price guides and advertising in our publications and on our websites; (iii) the sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of First Quarter Fiscal 2011 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$12,072	100.0%	$9,755	100.0%
Cost of revenues	4,725	39.1%	3,774	38.7%
Gross profit	7,347	60.9%	5,981	61.3%
Selling and marketing expenses	1,650	13.7%	1,524	15.6%
General and administrative expenses	3,204	26.5%	2,618	26.8%
Operating income	2,493	20.7%	1,839	18.9%
Interest and other income, net	20	0.1%	24	0.2%
Income before provision for income taxes	2,513	20.8%	1,863	19.1%
Provision for income taxes	1,019	8.4%	745	7.6%
Income from continuing operations	1,494	12.4%	1,118	11.5%
Loss from discontinued operations, net of income taxes	(18)	(0.2)%	(13)	(0.2)%
Net income	$1,476	12.2%	$1,105	11.3%
Net income per diluted share:
Income from continuing operations	$0.19		$0.14
Loss from discontinued operations	-		-
Net income	$0.19		$0.14

Operating income increased by $654,000 or 36% to $2,493,000 in the first quarter ended September 30, 2011 from $1,839,000 in the same period of the prior year.  That increase in operating income was driven by a 24% increase in total revenues to $12,072,000 in the first quarter, and included a 32% increase in the revenues of our coin business (which is our largest operating business, representing 65% of total revenues).  Operating income represented 20.7% of revenues in the first quarter of fiscal 2012, compared to 18.9% for the same period of the prior year.

These, as well as other factors affecting our operating results in the three months ended September 30, 2011, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations―Three Months Ended September 30, 2011 and 2010, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Authentication and grading fees accounted for approximately 80% of our total net revenues for the three months ended September 30, 2011.  The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the timing of marketing programs for modern coins.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the three months ended September 30, 2011.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three months ended September 30, 2011 and 2010, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps as declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2011		2010		2011		2010
Coins	478,800	57.3%	447,900	56.2%	$336,559	90.7%	$328,977	91.6%
Trading cards and Autographs (1)	353,500	42.3%	344,500	43.3%	32,727	8.8%	27,594	7.7%
Stamps	3,500	0.4%	3,900	0.5%	1,891	0.5%	2,567	0.7%
Total	835,800	100.0%	796,300	100.0%	$371,177	100.0%	$359,138	100.0%

(1)
Consists of trading cards units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, because the threat of increased inflation or concerns about the weakening of the U.S. dollar often lead investors and consumers to purchase gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices or a weakening of the U.S. dollar.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

We believe that these economic uncertainties and conditions, which led to an increase in coin transactions, not only by collectibles dealers and collectors, but also by investors, contributed to the 32% increase in revenue from the authentication and grading of collectible coins (which is our largest authentication and grading market) in this year’s first quarter.  We believe those increases reflect the continued high prices of gold and concerns about inflation and the continued weakness of the U.S. dollar among collectors and investors, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues.”

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2013.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases.  In the first quarter of fiscal 2012, the Company’s dividend policy provided for the payment of dividends of $0.325 per share per quarter.  In addition, our financial position is impacted by the Company’s tax position, as the Company may only be required to pay minimum taxes, when it has net operating losses and other tax attributes available to offset taxable income. However, once those tax losses or other tax attributes have been fully utilized, the Company will then be required to pay taxes at an estimated annual effective tax rate of 40%, as adjusted for timing differences.  Our expectation is that we will have utilized all of our federal net operating losses and other tax attributes sometime in the second half of fiscal 2012, depending upon its financial performance during the second and third quarters of fiscal 2012.  Therefore, we will begin making estimated tax payments for federal tax purposes starting in the second quarter of fiscal 2012.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2011, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  When testing for impairment, in accordance with Accounting Standards Update No. 2011-08,  we consider qualitative factors, and where determined necessary by management, we proceed to the two-step goodwill impairment test.  When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter ended September 30, 2011, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit and determined that it was not more likely than not that the fair value of CCE and CoinFacts was less than the carrying value, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

With respect to our Expos trade show business, as previously disclosed in our Form 10-K for the year ended June 30, 2011, we recognized an impairment loss of approximately $1.4 million in the fourth quarter of fiscal 2011.  We determined that no further impairment existed at September 30, 2011.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the financial performance goal based on the grant date fair value.  Stock-based compensation in the three months ended September 30, 2011, represents expenses attributable to (i) prior year grants of restricted stock and stock options, recognized over the remaining service periods of those grants, and (2) grants of 92,000 shares that were granted in July 2011 to executive officers and senior management (the “Fiscal 2012 Equity Incentive Grants”). The Fiscal 2012 Equity Incentive Grants included both service-based shares and performance-based shares.  In the three months ended September 30, 2011, we began recognizing stock-based compensation for the service-based shares.  No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine that it was probable that the financial performance goal for fiscal 2012 would be achieved.  In the event that we determine it is probable that the financial performance goal for fiscal 2012 will be met at the end of the second quarter, we will recognize approximately $110,000 as a catch-up adjustment during the three months ended December 31, 2011.

Results of Operations for the Three months Ended September 30, 2011 and 2010

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended September 30,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	39.1%	38.7%
Gross profit	60.9%	61.3%
Operating expenses:
Selling and marketing expenses	13.7%	15.6%
General and administrative expenses	26.5%	26.8%
Total operating expenses	40.2%	42.4%
Operating income	20.7%	18.9%
Interest and other income, net	0.1%	0.2%
Income before provision for income taxes	20.8%	19.1%
Provision for income taxes	8.4%	7.6%
Income from continuing operations	12.4%	11.5%
Loss from discontinued operations, net of income taxes	(0.2)%	(0.2)%
Net income	12.2%	11.3%

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of collectibles club memberships and advertising and commission earned on our websites (including Coinflation.com which we acquired in September 2011-see note 4 to the condensed consolidated financial statements), and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three months ended September 30, 2011 and 2010 between grading and authentication services revenues, other product and related services revenues:

	Three Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$9,667	80.1%	$7,772	79.7%	$1,895	24.4%
Other related products and services	2,405	19.9%	1,983	20.3%	422	21.3%
Total net revenues	$12,072	100.0%	$9,755	100.0%	$2,317	23.8%

        The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011		2010		2011 vs. 2010
					Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Revenues		Units Processed
					Amounts	Percent	Number		Percent
Coins(1)	$7,905	65.5%	$5,977	61.2%	$1,928	32.3%	30,900		6.9%
Cards and autographs(2)	2,832	23.5%	2,592	26.6%	240	9.3%	9,000		2.6%
Other (3)	1,335	11.0%	1,186	12.2%	149	12.6%	(400	)(4)	(10.3)%
	$12,072	100.0%	$9,755	100.0%	$2,317	23.8%	39,500		5.0%

(1)	Includes coin authentication and grading fees and related revenues, but excludes coin product sales revenues (see 4 below).
(2)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(3)
Includes the revenues of our stamp authentication and grading business, CCE subscription fees, the revenues of our Expos convention business, revenues earned from our Coinflation.com website (which we acquired in September 2011) and coin product sales revenues.

(4)	Consists of the change in the number of stamps graded and authenticated.

For the three months ended September 30, 2011, our total net revenues increased by $2,317,000 or 23.8%, compared to the three months ended September 30, 2010 and comprised increases of $1,895,000 or 24.4%, in grading and authentication fees and $422,000 or 21.3% in other related product and services.

The increased grading and authentication fees in the three months ended September 30, 2011 was primarily attributable to an increase in coin authentication and grading fees of $1,739,000 or 32% in the first quarter.  In addition, fees from our cards and autographs authentication and grading business increased by $187,000 or 8% in this year’s first quarter.  These increases were partially offset by a decrease of $31,000 in our stamp authentication and grading fees in the three months ended September 30, 2011.

The 32% increase in our coin authentication and grading fees, compared to a 6.9% increase in the number of coins authenticated and graded in the first quarter, related to an increase in the average service fee earned on coins in the quarter and was primarily driven by increases in the average service fees earned for the grading and authentication of modern and world coins, due to the mix of services provided and due to pricing initiatives on certain of our modern coin programs.

Our modern coin grading and authentication fees increased by approximately $780,000 or 42% in the first quarter, compared to the same quarter of the prior year, reflecting marketing programs by the U.S. Mint and by our dealers and customers.  World coin grading and authentication revenues grew by approximately $810,000 or 275% in this year’s quarter, reflecting increased submissions of world coins, including grading at our Paris, France facility.  Show grading and authentication revenues increased by approximately $100,000 or 9% for the first quarter, reflecting higher average grading fees earned per show in the quarter. Vintage grading and authentication fees increased by approximately $50,000 or 2% for the quarter,

As discussed under “Factors That Can Affect our Revenues and Gross Profit Margin”, the level of modern coin and trade show revenues can be volatile, and therefore it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.  In addition, the increase in our authentication and grading fees earned, also reflects increased submissions of world coins from overseas, particularly Asia, and authentication and grading at our Paris, France facility, and it is uncertain whether the increased fees earned from the authentication and grading of world coins can continue at the levels achieved in the first quarter or whether we can expect continued future growth.  However, management plans to continue to focus attention on world coins as a growth opportunity for us.

Due to the strong performance of our coin authentication and grading business relative to our other businesses, in this year’s first quarter, our coin business represented approximately 65% of total revenues, compared to 61% of total revenues in last year’s first quarter, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related products and services of $422,000 or 21.3% in the three months ended September 30, 2011 included increased advertising revenues, web-based subscription and Collector Club membership revenues, and an increase of $104,000 in product sales, partially offset by a reduction in the revenues of our Expos collectibles convention business.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$7,347	60.9%	$5,981	61.3%

As indicated in the above table, our gross profit margin was 60.9% for the three months ended September 30, 2011, compared to 61.3% for the three months ended September 30, 2010.  Excluding the effect of product sales in all periods, the adjusted gross profit margin would have been 61.9% in the three months ended September 30, 2011, compared with 61.7% for the three months ended September 30, 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues in any quarter and seasonality.  During the fiscal year ended June 30, 2011, our quarterly gross profit margin varied between 59% (in our second quarter, which is typically our lowest quarter of the year due to the holidays in that period) and 62%.  In addition, our gross profit margin will typically increase as the number of units graded and authenticated increase due to the relatively fixed nature of certain of our direct costs.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$1,650	13.7%	$1,524	15.6%

The dollar increase of $126,000 in selling and marketing expenses in the three months ended September 30, 2011, compared to the same period of the prior year was primarily attributable to the Company’s coin authentication and grading business and was comprised of increased business development costs and incentives of $141,000 due to higher revenues, partially offset by a reduction in trade show costs due to the timing and mix of shows in this year’s first quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$3,204	26.5%	$2,618	26.8%

G&A expenses increased by $586,000 in the three months ended September 30, 2011, compared to the same period of fiscal 2011 and represented 26.5% of revenues in the three months ended September 30, 2011, compared to 26.8% of revenues in the three months ended September 30, 2010.  The dollar increase was comprised of (i) compensation and incentive costs of approximately $290,000 related to the improved financial performance of the business and increased personnel costs to support the growth of the business; (ii) outside legal and professional fees of approximately $150,000 related to legal fees incurred for the acquisition of Coinflation.com, legal disputes, compliance costs and recruitment costs; and (iii) third-party software and consulting fees of $65,000 in connection with system modifications and upgrades.  In addition, non-cash stock-based compensation increased by $42,000 in the three months ended September 30, 2011 related to restricted stock grants to management (see “Stock-Based Compensation below”).

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
	2011	2010
Included in:
General and administrative expenses	$237	$195

The $42,000 increase in stock-based compensation expense in the three months ended September 30, 2011 was due to the grant of restricted stock in the first quarters of fiscal 2011 and 2012.

The following table sets forth unrecognized stock-based compensation cost totaling $1,786,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2015 and is inclusive of, and assumes $720,000 of performance-based stock compensation expense related to the Fiscal 2012 Equity Incentive Grants that is required to be recognized if the performance condition is met.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future, (ii) the grant of an additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10%, and (iii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2012 (remaining 9 months)	$973
2013	470
2014	212
2015	131
$1,786

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in fiscal 2011 and 2012.

Income Tax Expense

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Income tax expense	$1,019	$745

The income tax provision of $1,019,000 and $745,000 in the three months ended September 30, 2011 and 2010, respectively, represented estimated annual effective tax rates of approximately 40% for both periods.

Discontinued Operations

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Loss from discontinued operations (net of income taxes)	$(18)	$(13)

The losses from discontinued operations (net of income taxes),  primarily related to accretion expense of $39,000 and $43,000 associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses in the three months ended September 30, 2011 and 2010, respectively, net of adjustments to exit accruals and taxes in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At September 30, 2011, we had cash and cash equivalents of approximately $20,647,000, as compared to cash and cash equivalents of $21,926,000 at June 30, 2011.

Cash Flows.

Cash Flows from Continuing Operations.  During the three months ended September 30, 2011 and 2010, our operating activities from continuing operations generated cash of $1,907,000 and $1,285,000, respectively, primarily attributable to the income from operations that we generated during those three-month periods.  The increase in the cash flows from operations in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily reflects our improved operating results in this year’s first quarter.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $112,000 and $128,000 in the three months ended September 30, 2011 and 2010, respectively, primarily related to payments of our ongoing obligations for the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash from or used in Investing Activities.  Investing activities used cash of $893,000 and $10,000 during the three months ended September 30, 2011and 2010, respectively.  In the three months ended September 30, 2011, the Company paid $351,000 for capital expenditures and capitalized software costs and $550,000 for the purchase of the assets of Coinflation.com.  In the three months ended September 30, 2010, we paid $55,000 for capital expenditures and capitalized software costs, which was partially offset by cash received of $22,000 for the sale of property and equipment and the collection of $23,000 related to the sale of discontinued businesses.

Cash used in Financing Activities.  In the three months ended September 30, 2011 and 2010, financing activities used net cash of $2,183,000 and $2,135,000, respectively.  In the three months ended September 30, 2011, the Company received cash proceeds of $454,000 from the exercise of employee stock options and used cash of $2,637,000 to pay our quarterly cash dividends to stockholders.  In the three months ended September 30, 2010, we used cash of $2,233,000 to pay dividends to stockholders and received cash proceeds of $98,000 from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining nine months)	$985	$33	$952
2013	1,329	45	1,284
2014	1,305	46	1,259
2015	1,171	47	1,124
2016	1,133	49	1,084
Thereafter	3,144	142	3,002
	$9,067	$362	$8,705

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining nine months)	$517	$131	$386
2013	721	181	540
2014	758	192	566
2015	794	195	599
2016	635	99	536
Thereafter	715	-	715
	$4,140	$798	$3,342
Less: Discounted estimated far value of lease payments			(2,926)
Accretion expense to be recognized in future periods			$416

The accrual for these facility-related obligations at September 30, 2011 includes an estimate of the minimum lease payments of $2,926,000 and an estimate of the operating expenses related to the leased properties of $124,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends.  On October 6, 2010, our Board of Directors approved an increase in the quarterly cash dividend to $0.325 per share of common stock from $0.30 per share, for an expected total annual cash dividend of $1.30 per common share.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At September 30, 2011, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund working capital requirements; (iii) fund acquisitions; (iv) to fund the payment of cash dividends; (v) to pay the obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (vi) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company will adopt this guidance effective January 1, 2012.  Management does not expect the adoption of these standards to have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB issued an accounting standards update which modifies the way in which a Company may conduct the annual goodwill impairment test of a reporting unit.  Under the revised accounting standard, management of a reporting unit has the option to first assess qualitative factors to determine whether events or circumstances exist that imply it is more likely than not an impairment of goodwill has occurred.  If, after performing this qualitative assessment, management determines that it is more likely than not that a goodwill impairment has not occurred, then performing the two-step impairment test is not necessary. Under the amendments in this accounting update, management of a reporting unit may also elect to proceed directly to the two-step goodwill impairment test  and, if such election is made, may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance on September 30, 2011. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 that we filed with the SEC on August 26, 2011.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 7, 2011	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 7, 2011	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1