Form 10-Q
period 2011-12-31
COLLECTORS UNIVERSE INC
filed 2012-02-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ⊠   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2012
Common Stock $.001 Par Value	8,097,156

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)

	December 31,	June 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$20,300	$21,926
Accounts receivable, net of allowance of $68 at December 31, 2011 and $66 at June 30, 2011	1,357	1,534
Refundable income taxes	60	60
Inventories, net	2,314	1,442
Prepaid expenses and other current assets	1,205	959
Deferred income tax assets	220	1,769
Notes receivable from sale of net assets of discontinued operations	50	50
Current assets of discontinued operations	27	27
Total current assets	25,533	27,767

Property and equipment, net	1,588	1,301
Goodwill	2,083	2,083
Intangible assets, net	1,945	1,145
Deferred income tax assets	2,956	2,956
Notes receivable from sale of net assets of discontinued operations, less current portion	142	135
Other assets, including coin inventory of $750 at June 30, 2011	181	942
Non-current assets of discontinued operations	182	182
	$34,610	$36,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250	$1,390
Accrued liabilities	1,487	1,415
Accrued compensation and benefits	1,964	2,383
Income taxes payable	118	125
Deferred revenue	2,410	2,417
Current liabilities of discontinued operations	769	743
Total current liabilities	7,998	8,473

Deferred rent	430	396
Non-current liabilities of discontinued operations	2,372	2,572
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,097 and 7,943 issued and outstanding at December 31, 2011 and June 30, 2011, respectively	8	8
Additional paid-in capital	71,723	70,402
Accumulated deficit	(47,921)	(45,340)
Total stockholders’ equity	23,810	25,070
	$34,610	$36,511

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$11,472	$9,600	$23,544	$19,355
Cost of revenues	4,717	3,895	9,441	7,669
Gross profit	6,755	5,705	14,103	11,686
Operating expenses:
Selling and marketing expenses	1,567	1,317	3,218	2,841
General and administrative expenses	3,294	2,837	6,498	5,456
Total operating expenses:	4,861	4,154	9,716	8,297
Operating income	1,894	1,551	4,387	3,389
Interest income and other expense, net	18	28	38	52
Income before provision for income taxes	1,912	1,579	4,425	3,441
Provision for income taxes	795	609	1,814	1,354
Income from continuing operations	1,117	970	2,611	2,087
Loss from discontinued operations, net of income taxes	(32)	(22)	(50)	(35)
Net income	$1,085	$948	2,561	$2,052

Net income per basic share:
Income from continuing operations	$0.14	$0.13	$0.33	$0.27
Loss from discontinued operations	-	(0.01)	(0.01)	-
Net income per basic share	$0.14	$0.12	$0.32	$0.27

Net income per diluted share:
Income from continuing operations	$0.14	$0.12	$0.33	$0.27
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income per diluted share	$0.14	$0.12	$0.32	$0.26

Weighted average shares outstanding:
Basic	7,904	7,732	7,880	7,650
Diluted	7,999	7,820	7,982	7,772
Dividends declared per common share	$0.325	$0.325	$0.65	$0.625

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,561	$2,052
Discontinued operations	50	35
Income from continuing operations	2,611	2,087
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	361	409
Stock-based compensation expense	677	580
Provision for bad debts	2	13
Provision for inventory write-down	131	1
Provision for warranty	339	337
Loss (gain) on sale of property and equipment	2	(2)
Interest on notes receivable	(7)	(8)
Provision for deferred income taxes	1,547	1,329
Change in operating assets and liabilities:
Accounts receivable	176	(258)
Inventories	(253)	(621)
Prepaid expenses and other	(246)	66
Refundable income taxes	-	270
Other assets	12	9
Accounts payable and accrued liabilities	(345)	(526)
Accrued compensation and benefits	(419)	(486)
Income taxes payable	(7)	(13)
Deferred revenue	(7)	55
Deferred rent	33	43
Net cash provided by operating activities of continuing operations	4,607	3,285
Net cash used in operating activities of discontinued businesses	(223)	(376)
Net cash provided by operating activities	4,384	2,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	8	44
Capital expenditures	(512)	(285)
Capitalized software	(207)	(9)
Purchase of Coinflation.com, net of cash acquired	(550)	-
Cash received from sale of net assets of discontinued operations	-	46
Net cash used in investing activities	(1,261)	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	454	871
Dividends paid to common stockholders	(5,203)	(4,942)
Net cash used in financing activities	(4,749)	(4,071)

Net decrease in cash and cash equivalents	(1,626)	(1,366)
Cash and cash equivalents at beginning of period	21,926	20,321
Cash and cash equivalents at end of period	$20,300	$18,955

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(unaudited)

	Six Months Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$240	$13

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$740	$-
Common Stock Issued at Fair Value	(190)	-
Cash Paid	$550	$-

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At December 31, 2011, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC.  Amounts related to disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, vouchers for free grading services.  We record revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee is recognized as revenue over the life of the membership, which can range from one to two years.  We evaluate, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our former jewelry businesses.  Each of these estimates is discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the section entitled “Critical Accounting Policies and Estimates” of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred.  Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of December 31, 2011.

As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Effective July 1, 2011, the tradename is being amortized over a period of 10 years.

Foreign Currency

    The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income in the three and six month periods ended December 31, 2011 and 2010, were not material.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an award based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

Stock-based compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 were $440,000 and $677,000, respectively, as compared to $385,000 and $580,000, respectively, for the same respective periods of the prior year.

No stock options were granted during the six months ended December 31, 2011 and 2010.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2011 and stock option activity during the six months ended December 31, 2011.  The closing prices of our common stock as of December 31, 2011 and June 30, 2011 were $14.57 and $14.82, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2011	252	$12.64	3.22	$796
Exercised	(39)	11.67	-	-
Outstanding at December 31, 2011	213	$12.82	2.67	$641
Exercisable at December 31, 2011	213	$12.82	2.67	$641

During the six months ended December 31, 2011 and 2010, 2,750 options to purchase common stock were vested with aggregate fair values of $42,000 and $38,000, respectively.

Fiscal 2012 Equity Incentive Grants.

On July 19, 2011, the Compensation Committee awarded 92,000 restricted shares to executive officers and senior management (“Participant”), pursuant to the Company’s stockholder approved 2006 Equity Incentive Plan (the “2006 Plan”).  Those restricted shares are subject to certain risks of forfeiture, which are summarized below.

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

                (2)   Performance Contingent Shares.  The remaining 50% of restricted shares (the “Performance-Based Shares”) are subject to forfeiture in their entirety if the Company does not achieve a minimum financial performance goal, measured on the basis of the Company’s fiscal 2012 operating income.  Depending on the financial performance achieved, a number of shares will be determined, and those shares will vest as follows: (i) one third of the shares will become vested if the Participant is still in the Company’s service on June 30, 2012; (ii) another one third of the shares will become vested on June 30, 2013 if the Participant is still in the Company’s service as of that date; and (iii) the final one third will vest on June 30, 2014 if the Participant is still in the Company’s service on such date.

Participants may also earn a maximum 10% more shares if the Company exceeds the fiscal 2012 financial performance goal by at least 10%.

Management estimated the fair value of the 92,000 shares of restricted stock to be $1,440,000 based on the closing price per share of the Company’s common stock of $15.65 on the grant date, of which $720,000 relates to the service-based awards and $720,000 relates to the performance-based awards.  For service-based awards, we record stock-based compensation expense over the requisite service periods that commenced on July 19, 2011 and that will continue through June 30, 2015.

No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine if it was probable that the financial performance goal for fiscal 2012 would be achieved.  As of December 31, 2011, management determined that achieving the performance condition for the full fiscal year 2012 was probable based upon financial results achieved as of that date and the expected results for the remainder of 2012.  As a result, the Company recognized approximately $220,000 of expenses for those performance grants in the quarter ended December 31, 2011, including $110,000 as a catch-up adjustment for the three months ended September 30, 2011.

Other Fiscal 2012 Grants

In the second quarter of fiscal 2012, the Company granted approximately 11,000 restricted shares with a one-year service vesting to the non-employee directors.  The Company estimated the fair value of those shares to be approximately $175,000, and such expense will be recognized over the service period of one year.

The following table presents the non-vested status of the restricted shares for the six months ended December 31, 2011 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2011	133	$8.64
Granted	103	15.60
Vested	(37)	13.64
Non-vested at December 31, 2011	199	$11.32

The following table sets forth total unrecognized compensation cost in the amount of $1,521,000 related to non-vested restricted stock-based awards expected to be recognized through fiscal year 2013, on the assumption that (i) the performance condition described above is met; and (ii) the grant of an additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10% is not met, (iii) the Participants remain in the Company’s employment throughout the applicable vesting periods.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2012 (remaining 6 months)	$642
2013	536
2014	212
2015	131
$1,521

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivables.

Financial Instruments and Cash Balances.  At December 31, 2011, we had cash and cash equivalents totaling approximately $20,300,000, of which approximately $19,100,000 was invested in money market accounts.  At December 31, 2011, the Company had approximately $1,200,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $18,600,000 at December 31, 2011.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At December 31, 2011, one individual customer accounted for 10% of the total net accounts receivable balance of $1,357,000; whereas at June 30, 2011, two individual customers collectively accounted for 10% of the total net accounts receivable balance of $1,534,000.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $68,000 at December 31, 2011 and $66,000 at June 30, 2011. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 68% and 67% of our net revenues for the three and six months ended December 31, 2011, and 68% and 65% of our net revenues for the three and six months ended December 31, 2010, respectively.

Customers.  Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% and 13% of our total net revenues in the six months ended December 31, 2011 and 2010, respectively.

Capitalized Software

We capitalize certain software development costs that we incur, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At December 31, 2011 and June 30, 2011, capitalized software before amortization amounted to $2,842,000 and $2,634,000, respectively.  The related net book value of capitalized software at December 31, 2011 and June 30, 2011 was $232,000 and $59,000, respectively.  During the six months ended December 31, 2011 and 2010, we capitalized costs of $207,000 and $9,000, respectively, related to the design, coding, testing and enhancement of internal-use software.  During the three and six months ended December 31, 2011, approximately $13,000 and $34,000 was recorded as amortization expense for capitalized software, respectively, and for the three and six months ended December 31, 2010, we amortized $80,000 and $162,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

The Company paid a quarterly cash dividend to its shareholders of $0.30 per share of common stock in the quarter ended September 30, 2010.  On October 6, 2010, the Board of Directors approved an increase in the amount of the quarterly cash dividend to $0.325 per share and we have paid quarterly dividends in that amount in each fiscal quarter that ended during the period from October 2010 to December 31, 2011.  However, the declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”), as result of a joint project with the International Accounting Standards Board to improve the quality of and comparability of financial information for users, published a proposal that would change the accounting and financial reporting for both lessee and lessor as described under current guidance. The proposal would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would apply one of two methods to lease accounting for lessors, depending on whether the lessor retains exposure to significant risks or benefits of the underlying assets. The date of issuance of the final standards by the FASB and the effective date are to be determined.  Management believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect on the presentation of its consolidated financial position and results of operations.

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company will adopt this guidance effective January 1, 2012.  Management does not believe that the adoption of this pronouncement will have a material impact on the Company’s Consolidated Financial Statements.

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

2.           INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2011	2011
Coins	$1,250	$1,468
Other collectibles	84	76
Grading raw materials consumable inventory	1,235	774
	2,569	2,318
Less inventory reserve	(255)	(126)
	2,314	2,192
Classified as long term	-	(750)
Inventories, net	$2,314	$1,442

The $750,000 classified as long-term assets at June 30, 2011, represents a coin purchased under our warranty policy, which the Company expects to sell prior to September 30, 2012.  At December 31, 2011, the value of this coin was reduced to $637,000 to reflect recent transactions for similar coins, and the write-down expense of $113,000 was recorded in cost of sales.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.          PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	December 31,	June 30,
	2011	2011
Coins and stamp grading reference sets	$321	$331
Computer hardware and equipment	1,706	1,467
Purchased computer software	1,023	1,023
Equipment	2,666	2,509
Furniture and office equipment	954	912
Leasehold improvements	736	704
Trading card reference library	52	52
	7,458	6,998
Less accumulated depreciation and amortization	(5,870)	(5,697)
Property and equipment, net	$1,588	$1,301

4.	BUSINESS COMBINATION

    In September 2011, we acquired the websites, website-related assets and domain names of Coinflation.com™, which owned and operated websites, providing information on precious metal values and the intrinsic values of individual coins. As a result of the acquisition, the Company intends to drive incremental web traffic, generate incremental advertising dollars and add to the Company’s position as a leading service provider of valuable information and content to coin market participants.  Acquisition related costs of $27,000 were incurred and have been included in general and administrative expenses for the six months ended December 31, 2011.

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

The website and related assets are being amortized over an estimated useful life of five years.

Approximately $110,000 and $131,000 of Coinflation.com revenue is included in net revenues for the three and six months ended December 31, 2011, respectively, representing the revenues earned since the date of acquisition.

The operating results of Coinflation.com were consolidated into the Company's operating results from the date of its acquisition.

The following unaudited pro forma information set forth in the following table was prepared assuming that Coinflation.com’s acquisitions had occurred on July 1, 2011 and July 1, 2010.  The following pro forma results of operations do not indicate either what our operating results would have been had the Coinflation.com acquisition been consummated on July 1, 2011 or July 1, 2010, or what our results of operations will be in the future (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	$11,472	$9,728	$23,679	$19,822

Income from continuing operations	$1,117	$1,006	$2,660	$2,093
Loss from discontinued operations, net of income taxes	(32)	(22)	(50)	(35)
Net income	$1,085	$984	$2,610	$2,058

Net income per basic share:
Income from continuing operations	$0.14	$0.13	$0.34	$0.27
Loss from discontinued operations	$-	$(0.01)	$(0.01)	$-
Net income per basic shares	$0.14	$0.12	$0.33	$0.27

Net income per diluted share:
Income from continuing operations	$0.14	$0.13	$0.33	$0.27
Loss from discontinued operations	$-	$-	$(0.01)	$(0.01)
Net income per diluted shares	$0.14	$0.13	$0.32	$0.26

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	December 31,	June 30,
	2011	2011
Warranty reserves	$751	$641
Professional fees	90	122
Other	646	652
	$1,487	$1,415

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2011 and 2010 (in thousands):

	Six Months Ended December 31,	Six Months Ended December 31,
	2011	2010
Warranty reserve, beginning of period	$641	$669
Charged to cost of revenue	339	337
Payments	(229)	(372)
Warranty reserve, end of period	$751	$634

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$-	$9	$-	$14
Loss before income tax benefit	$(53)	$(37)	$(83)	$(59)
Income tax benefit	21	15	33	24
Loss from discontinued operations	$(32)	$(22)	$(50)	$(35)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011 (in thousands):

	December 31,	June 30
Balance Sheet Data of Discontinued Operations	2011	2011
Current Assets:
Assets held for sale	$27	$27
	$27	$27
Non-current assets:
Other assets	182	182
	$182	$182
Current liabilities:
Accounts payable	$3	$10
Lease obligations	605	565
Other accrued expenses	161	168
	$769	$743
Non-current liabilities:
Lease obligations	2,372	2,572
	$2,372	$2,572

In fiscal 2009, we disposed of our currency grading business and licensed the business name for consideration of approximately $354,000 and license fees to be determined based on future annual revenues of the business.  The consideration of $351,000 was payable through a cash payment to us of $50,000 and a promissory note (the “Note”) with a face value of $304,000.  The Note provided for three annual payments of $50,000 due on the anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note was discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011 in the amount of $192,000 and $185,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which $50,000 is classified as a current asset and the balance is classified as long term.

In connection with our exiting the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $2,977,000 and $3,137,000 at December 31, 2011 and  June 30, 2011, respectively, of which $605,000 and $565,000, respectively, are classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

7.	INCOME TAXES

In the six months ended December 31, 2011 and 2010, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 41% and 39%, respectively.

Due to the availability of net operating losses and other tax attributes to offset current year taxable income, the provision for income taxes for the six months ended December 31, 2011, primarily represents the non-cash realization of deferred tax assets; however, due to our expectation that we will have utilized all of our net operating losses and other tax attributes for federal tax purposes sometime in the second half of the year, we made estimated tax payments of approximately $240,000 for federal tax purposes in the second quarter of fiscal 2012.

8.	NET INCOME PER SHARE

For the three months ended December 31, 2011 and 2010, we excluded 126,000 and 83,000 shares, respectively, from the computation of diluted income per share for stock options that were anti-dilutive, and for performance-based restricted shares, because we had not reached the performance threshold at the end of the respective quarters.  The aggregate number of anti-dilutive shares excluded from diluted income per share totaled approximately 104,000 and 90,750 for the six months ended December 31, 2011 and 2010, respectively.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2011 and 2010.  Net identifiable assets are provided by business segment as of December 31, 2011 and June 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenues from external customers
Coins	$7,962	$6,487	$16,038	$12,531
Trading cards and autographs	2,663	2,384	5,495	4,976
Other	847	729	2,011	1,848
Total revenue	$11,472	$9,600	$23,544	$19,355
Amortization and depreciation
Coins	$62	$53	$125	$105
Trading cards and autographs	20	52	42	104
Other	83	72	130	144
Total	165	177	297	353
Unallocated amortization and depreciation	35	27	64	56
Consolidated amortization and depreciation	$200	$204	$361	$409
Stock-based compensation
Coins	$109	$68	$162	$84
Trading cards and autographs	33	12	43	15
Other	35	18	47	23
Total	177	98	252	122
Unallocated stock-based compensation	263	287	425	458
Consolidated stock-based compensation	$440	$385	$677	$580
Operating income before unallocated expenses
Coins	$2,629	$2,289	$5,512	$4,353
Trading cards and autographs	273	176	644	521
Other	94	53	423	417
Total	2,996	2,518	6,579	5,291
Unallocated operating expenses	(1,102)	(967)	(2,192)	(1,902)
Consolidated operating income	$1,894	$1,551	$4,387	$3,389

	At December 31,	At June 30,
	2011	2011
Identifiable Assets:
Coins	$4,892	$4,892
Trading cards and autographs	1,148	982
Other	3,470	2,862
Total	9,510	8,736
Unallocated assets	25,100	27,775
Consolidated assets	$34,610	$36,511
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2011, a member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $6,000 and $69,000, respectively, compared with $126,000 and $213,000 for the three and six months ended December 31, 2010, respectively.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At December 31, 2011, the amount owed to the Company for these services was approximately $13,000, compared with $54,000 at June 30, 2011.

11.	SUBSEQUENT EVENTS

On January 26, 2012, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a third quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on March 2, 2012 to stockholders of record on February 17, 2012.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a lesser extent, we generate revenues from other related services which consist of: (i) the sales of advertising and commissions earned on our websites, including Coinflation.com, which we acquired in September 2011 (see note 4 to the condensed consolidated financial statements); (ii) the sales of printed publications and collectibles price guides and advertising in our publications and on our websites; (iii) the sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues and recognize costs associated with the sale of our collectibles inventory, which are primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Collectibles authentication and grading fees accounted for approximately 82% and 81% of our total net revenues in the three and six months ended December 31, 2011, respectively.  The fees we generated from authentication and grading services and the gross profit margins we realize on those services are driven primarily by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards on the one hand, and modern coins and trading cards on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the timing of marketing programs for modern coins.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margins are also affected by the volume of submissions we receive at collectibles trade shows for on-site authentication and grading services that we provide to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 11% of our total net revenues in the three and six months ended December 31, 2011.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three and six months ended December 31, 2011 and 2010, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps are declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2011		2010		2011		2010
Coins	428,900	54.8%	403,600	56.9%	$298,057	91.9%	$287,155	91.6%
Trading cards and autographs(1)	349,500	44.7%	301,900	42.6%	24,723	7.6%	24,120	7.7%
Stamps	4,100	0.5%	3,900	0.5%	1,513	0.5%	2,163	0.7%
Total	782,500	100.0%	709,400	100.0%	$324,293	100.0%	$313,438	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2011		2010		2011		2010
Coins	907,700	56.1%	851,500	56.6%	$634,616	91.2%	$616,132	91.6%
Trading cards and autographs(1)	703,000	43.4%	646,400	42.9%	57,450	8.3%	51,714	7.7%
Stamps	7,600	0.5%	7,800	0.5%	3,404	0.5%	4,730	0.7%
Total	1,618,300	100.0%	1,505,700	100.0%	$695,470	100.0%	$672,576	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and worries about sovereign debt obligations and ratings in the United States and Europe, because the threat of increased inflation and concerns about the weakening of the U.S. dollar and about the creditworthiness of governments often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins if they believe that the market prices of hard assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by economic growth, the availability of lower cost borrowings, or increases in inflation or in gold prices or a weakening of the U.S. dollar.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

We believe that these economic uncertainties and conditions, which led to an increase in coin transactions, not only by collectibles dealers and collectors, but also by investors, contributed to the 28% increase in total revenue from the authentication and grading of collectible coins (which is our largest authentication and grading market) in the first half of fiscal 2012.  We believe those increases are primarily the result of continued high prices of gold, concerns among collectors and investors about inflation, the continued weakness of the U.S. dollar and, more recently, about the ability of governments to meet their sovereign debt obligations, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues.”

Factors That Can Affect our Liquidity and Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, we have historically been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2012.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases.  In the first half of fiscal 2012, our dividend policy provided for the payment of cash dividends of $0.325 per share per quarter.  In addition, our liquidity and financial position are affected by our tax position, because we have had net operating losses and other tax attributes available to offset or reduce taxes payable by us.  However, it is our expectation that we will have utilized all of our federal net operating losses and other tax attributes sometime in the second half of fiscal 2012, depending upon the financial performance in the second half of fiscal 2012.  Therefore, beginning with the second quarter ended December 31, 2011, we began making estimated tax payments for federal income tax purposes at an estimated tax rate of approximately 34%.

Critical Accounting Policies and Estimates

Except as discussed below, during the three and six months ended December 31, 2011, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the first quarter ended September 30, 2011, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit and determined that it was more likely than not that the fair value of CCE and CoinFacts exceeded its carrying value, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

With respect to our Expos trade show business, as previously reported in our Form 10-K for the year ended June 30, 2011, based on our impairment testing of that business at June 30, 2011, we recognized an impairment loss of approximately $1.4 million in the fourth quarter of that fiscal year.  We have determined that no further impairments existed at December 31, 2011.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the financial performance goal based on the grant date fair value.  Stock-based compensation in the three and six months ended December 31, 2011, represents expenses attributable to (i) prior year grants of restricted stock and stock options, recognized over the remaining service periods of those grants; (ii) grants of 92,000 shares that were granted in July 2011 to executive officers and senior management (the “Fiscal 2012 Equity Incentive Grants”); and (iii) 11,000 restricted shares awarded to non-employee directors.  The Fiscal 2012 Equity Incentive Grants included both service-based shares and performance-based shares.  In the first and second quarters, we recognized stock-based compensation for the service-based shares.  No compensation expense was recognized in the first quarter for the performance-based shares, as it was too early in the year for management to determine that it was probable that the financial performance goal for fiscal 2012 would be achieved.  In the second quarter of fiscal 2012, we began recognizing stock-based compensation expense for the Performance-Based Shares, and the expense recognized included $110,000 as a catch-up adjustment related to the first quarter of fiscal 2012.

Results of Operations for the Three and Six Months Ended December 31, 2011 Versus the Three and Six Months Ended December 31, 2010.

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.1%	40.6%	40.1%	39.6%
Gross profit	58.9%	59.4%	59.9%	60.4%
Operating expenses:
Selling and marketing expenses	13.7%	13.7%	13.7%	14.7%
General and administrative expenses	28.7%	29.6%	27.6%	28.2%
Total operating expenses	42.4%	43.3%	41.3%	42.9%
Operating income	16.5%	16.1%	18.6%	17.5%
Interest income and other expense, net	0.2%	0.3%	0.2%	0.3%
Income before provision for income taxes	16.7%	16.4%	18.8%	17.8%
Provision for income taxes	7.0%	6.3%	7.7%	7.0%
Income from continuing operations	9.7%	10.1%	11.1%	10.8%
Loss from discontinued operations, net of income taxes	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Net income	9.5%	9.9%	10.9%	10.6%

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising and commissions earned on our websites (including Coinflation.com which we acquired in September 2011-see note 4 to the condensed consolidated financial statements), and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be the focus of or an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the three and six months ended December 31, 2011 and 2010 between grading and authentication services revenues, other related services revenues and product sales (in thousands):

	Three Months Ended December 30,
	2011		2010		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$9,389	81.9%	$7,808	81.3%	$1,581	20.2%
Other related services	1,918	16.7%	1,580	16.5%	338	21.4%
Product sales	165	1.4%	212	2.2%	(47)	(22.2)%
Total net revenues	$11,472	100.0%	$9,600	100.0%	$1,872	19.5%

	Six Months Ended December 30,
	2011		2010		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$19,056	80.9%	$15,580	80.5%	$3,476	22.3%
Other related services	4,151	17.6%	3,495	18.1%	656	18.8%
Product sales	337	1.5%	280	1.4%	57	20.4%
Total net revenues	$23,544	100.0%	$19,355	100.0%	$4,189	21.6%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and six months ended December 31, 2011 and 2010.

	Three Months Ended December 31,
					2011 vs. 2010
	2011		2010		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number		%
Coins (1)	$7,797	68.0%	$6,276	65.4%	$1,521	24.2%	25,300		6.3%
Cards and autographs (2)	2,663	23.2%	2,384	24.8%	279	11.7%	47,600		15.8%
Other (3)	1,012	8.8%	940	9.8%	72	7.7%	200	(4)	5.1%
	$11,472	100.0%	$9,600	100.0%	$1,872	19.5%	73,100		10.3%

	Six Months Ended December 31,
					2011 vs. 2010
	2011		2010		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number		%
Coins (1)	$15,702	66.7%	$12,252	63.3%	$3,450	28.2%	56,200		6.6%
Cards and autographs (2)	5,495	23.3%	4,976	25.7%	519	10.4%	56,600		8.8%
Other (3)	2,347	10.0%	2,127	11.0%	220	10.3%	(200	)(4)	(2.6)%
	$23,544	100.0%	$19,355	100.0%	$4,189	21.6%	112,600		7.5%

(1)	Includes coin authentication and grading fees and related revenues, but excludes coin product sales revenues (see 3 below).
(2)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(3)
Includes the revenues of our stamp authentication and grading business, CCE subscription fees, the revenues of our Expos convention business, revenues earned from our Coinflation.com website (which we acquired in September 2011) and coin product sales revenues.

(4)	Consists of the change in the number of stamps graded and authenticated.

For the three months ended December 31, 2011, our total net revenues increased by $1,872,000 or 19.5%, compared to the three months ended December 31, 2010 and included increases of $1,581,000 or 20.2% in grading and authentication fees and $338,000 or 21.4% in other related services.  For the six months ended December 31, 2011, our total revenues increased by $4,189,000 or 21.6%, compared to the six months ended December 31, 2010 and included increases of $3,476,000 or 22.3% in grading and authentication fees and $656,000 or 18.8% in other related services.

The increased grading and authentication fees in the three and six months ended December 31, 2011 was primarily attributable to an increase in coin authentication and grading fees of $1,350,000 or 24% and $3,089,000 or 28% in the three and six months ended December 31, 2011, respectively.  In addition, our cards and autographs grading fees increased by $254,000 or 12% and $441,000 or 10% for the three and six months ended December 31, 2011, respectively.  These increases were partially offset by a decrease of $23,000 and $54,000 in our stamp authentication and grading fees in the three and six months ended December 31, 2011, respectively.

The 24% and 28% increase in our coin authentication and grading fees, compared to a 6% and 7% increase in the number of coins authenticated and graded in the three and six months ended December 31, 2011, relates to an increase in the average service fee earned on coins in the quarter and was primarily driven by increases in the average service fees earned for the grading and authentication of modern and world coins, due to the mix of services provided and due to pricing initiatives on certain of our modern coin programs.

Our modern coin grading and authentication fees increased by approximately $533,000 or 26% and $1,311,000 or 34% in the three and six months ended December 31, 2011, compared to the same periods of the prior year, reflecting marketing programs by the U.S. Mint and by our dealers and customers.  World coin grading and authentication revenues grew by approximately $624,000 or 131% and $1,439,000 or 187% in the three and six month periods, compared to the same periods of the prior year, reflecting increased submissions of world coins, including grading at our Paris, France facility.  Show grading and authentication revenues increased by approximately $52,000 or 7% and $150,000 or 8% for the three and six months ended December 31, 2011, reflecting higher average grading fees earned per show in the current year periods. Vintage grading and authentication fees increased by $141,000 or 6% and $189,000 or 4% for the three and six months ended December 31, 2011.

As discussed under “Factors That Can Affect our Revenues and Gross Profit Margin”, the level of modern coin and trade show revenues can be volatile, and therefore it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.  In addition, the increase in our authentication and grading fees earned, also reflects increased submissions of world coins from overseas, particularly Asia, and authentication and grading at our Paris, France facility, and it is uncertain whether the increased fees earned from the authentication and grading of world coins can continue at the levels achieved in the first quarter or whether we can expect continued future growth.  However, management plans to continue to focus attention on world coins as a growth opportunity for us, and in January 2012, the Company announced that it planned to expand operations to Asia.

Due to the strong performance of our coin authentication and grading business relative to our other businesses in the first half of the year, our coin business represented approximately 67% of total revenues, compared to 63% of total revenues in the first half of last year, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in revenues from other related services of $338,000 or 21% and $656,000 or 19%, respectively, in the three and six months ended December 31, 2011 included increases in advertising and commission revenues (including revenues earned by Coinflation.com, which we acquired in September 2011), revenues from web-based subscriptions and Collector Club memberships, partially offset by a reduction in the revenues of our Expos collectibles trade show management business.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues.  Gross profit margin is gross profit stated as a percent of net revenues.  The cost of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services.  Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold and any inventory related reserves, considered necessary.

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit services	$6,815	60.3%	$5,532	58.9%	$14,176	61.1%	$11,513	60.4%
Gross profit–product sales	(60)	(36.4)%	173	81.6%	(73)	(22.0)%	173	61.8%
Total	$6,755	58.9%	$5,705	59.4%	$14,103	59.9%	$11,686	60.4%

As indicated in the above table, our services gross profit margin was 60.3% for the three months ended December 31, 2011, compared to 58.9% for the three months ended December 31, 2010.  For the six months ended December 31, 2011, our services gross profit margin was 61.1%, compared to 60.4% for the six months ended December 31, 2010.  There can be some variability in the gross profit margin depending upon the mix of revenues in any quarter and seasonality.  During the fiscal year ended June 30, 2011, our quarterly service gross profit margin varied between 59% (in our second quarter, which is typically our lowest quarter of the year due to the holidays in that period) and 63%.  In addition, our gross profit margin will typically increase as the number of units graded and authenticated increase due to the relatively fixed nature of certain of our direct costs.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Selling and marketing expenses	$1,567	$1,317	$3,218	$2,841
Percent of net revenue	13.7%	13.7%	13.7%	14.7%

The increases in selling and marketing expenses of $250,000 and $377,000, respectively, in the three and six months ended December 31, 2011, compared to the same respective periods of the prior year, were primarily attributable to the Company’s coin authentication and grading business and were comprised of increased business development costs (including costs associated with the Company’s expansion into Asia) and increases in performance-related incentives of $157,000 and $298,000, a $62,000 increase in trade show costs in this year’s second quarter, due to the timing and mix of shows in that quarter, and increases in general sales and marketing costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
General and administrative expenses	$3,294	$2,837	$6,498	$5,456
Percent of net revenue	28.7%	29.6%	27.6%	28.2%

G&A expenses increased by $457,000 and $1,042,000 in the three and six months ended December 31, 2011, compared to the same period of fiscal 2011 and represented 28.7% and 27.6% of revenues, respectively, compared to 29.6% and 28.2% of revenues in the three and six months ended December 31, 2010, respectively.  The dollar increase was comprised of (i) compensation and performance-related incentive costs of approximately $284,000 and $575,000 in the three and six months ended December 31, 2011, respectively, related to the improved financial performance of the business and increased personnel costs to support the growth of the business; (ii) outside legal and professional fees of approximately $52,000 and $200,000 for the three and six months, respectively, related to legal fees incurred for the acquisition of Coinflation.com, legal disputes, compliance costs and recruitment costs; and (iii) consulting and outside services fees of $63,000 and $107,000, respectively, in connection with system modifications, upgrades and temporary help.  In addition, non-cash stock-based compensation increased by $55,000 and $97,000 in the three and six months ended December 31, 2011, respectively, related to restricted stock grants to management (see “Stock-Based Compensation below”).

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands) as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2011	2010	2011	2010
General and administrative expense	$440	$385	$677	$580

The $55,000 and $97,000 increases in stock-based compensation expense in the three and six months ended December 31, 2011, respectively, were due to the grants of restricted stock in the first quarters of fiscal 2011 and 2012.

The following table sets forth unrecognized stock-based compensation cost totaling $1,521,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2015 and is inclusive of, and assumes $500,000 of performance-based stock compensation expense related to the Fiscal 2012 Equity Incentive Grants that is required to be recognized if the performance condition is met.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future, (ii) the grant of an additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10%, and (iii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2012 (remaining 6 months)	$642,000
2013	536,000
2014	212,000
2015	131,000
$1,521,000

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in fiscal 2012 and 2011.

Interest Income and Other Expense, Net:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In Thousands)
Interest income and other expense, net	$18	$28	$38	$52

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income, net was $27,000 and $57,000 in the three and six months ended December 31, 2011, respectively, compared with $22,000 and $51,000 for the same periods of the prior year, respectively.  Other expense includes foreign exchange losses associated with our Paris, France office.

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In Thousands)
Provision for income taxes	$795	$609	$1,814	$1,354

The provisions for income taxes of $795,000 and $1,814,000. respectively, in the three and six months ended December 31, 2011 and $609,000 and $1,354,000, respectively, for the three and six months ended December 31, 2010, represented estimated annual effective tax rates of approximately 40% for the respective periods adjusted for discrete events that are specific to a given quarter.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(32)	$(22)	$(50)	$(35)

The losses from discontinued operations (net of income taxes), primarily related to accretion expense of $38,000 and $77,000 associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses in the three and six months ended December 31, 2011, respectively.  The losses from discontinued operations (net of income taxes) of $22,000 and $35,000 for the three and six months ended December 31, 2010, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of a reduction in a severance accrual of $22,000 in the six months ended December 31, 2010.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At December 31, 2011, we had cash and cash equivalents of approximately $20,300,000, as compared to cash and cash equivalents of $21,926,000 at June 30, 2011.

Cash Flows.

Cash Flows from Continuing Operations.  During the six months ended December 31, 2011 and 2010, our operating activities from continuing operations generated cash of $4,607,000 and $3,285,000, respectively, primarily attributable to the income from operations that we generated during those six-month periods and income tax benefits that we were able to use to offset taxes that we would otherwise have had to pay.  The increase in cash flows from operations in the six months ended December 31, 2011, compared to the six months ended December 31, 2010, primarily reflects our improved cash operating results in the first half of the year.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $223,000 and $376,000 in the six months ended December 31, 2011 and 2010, respectively, primarily related to payments of our ongoing obligations for the New York facilities, formerly occupied by our discontinued jewelry businesses.  In the six months ended December 31, 2010, cash used in discontinued operations also included a severance payment to a former employee of $135,000.

Cash Used in Investing Activities.  Investing activities used cash of $1,261,000 and $204,000 during the six months ended December 31, 2011and 2010, respectively.  In the six months ended December 31, 2011, the Company paid $719,000 for capital expenditures and capitalized software costs as a result of the Company upgrading its software systems and infrastructure equipment in the first half of the year and $550,000 for the purchase of the assets of Coinflation.com.  In the six months ended December 31, 2010, we paid $294,000 for capital expenditures and capitalized software costs, which was partially offset by cash received of $44,000 for the sale of property and equipment and the collection of $46,000 related to the sale of discontinued businesses.

Cash Used in Financing Activities.  In the six months ended December 31, 2011 and 2010, financing activities used net cash of $4,749,000 and $4,071,000, respectively.  In the six months ended December 31, 2011, the Company received cash proceeds of $454,000 from the exercise of employee stock options and used cash of $5,203,000 to pay our quarterly cash dividends to stockholders.  In the six months ended December 31, 2010, we used cash of $4,942,000 to pay dividends to stockholders and received cash proceeds of $871,000 from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining six months)	628	22	606
2013	1,327	45	1,282
2014	1,303	46	1,257
2015	1,226	47	1,179
2016	1,131	49	1,082
Thereafter	3,139	142	2,997
	$8,754	$351	$8,403

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities in New York City that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining 6 months)	353	88	265
2013	721	181	540
2014	759	192	567
2015	794	195	599
2016	635	99	536
Thereafter	715	-	715
	$3,977	$755	$3,222
Less: Accrual at December 31, 2011			(2,837)
			$385

The accrual for these facility-related obligations at December 31, 2011 includes an estimate of the minimum lease payments of $2,837,000 and an estimate of the operating expenses related to the leased properties of $140,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends.  On October 6, 2010, our Board of Directors approved an increase in the quarterly cash dividend payable to our stockholders to $0.325 per share of common stock from $0.30 per share, for an expected total annual cash dividend of $1.30 per common share.  In accordance with the dividend policy, during the six months ended December 31, 2011, the Company declared and paid two such quarterly dividends, the amounts of which totaled $5,203,000.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At December 31, 2011, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: February 9, 2012	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 9, 2012	By:	/s/ JOSEPH J. WALLACE
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