Form 10-Q
period 2012-03-31
COLLECTORS UNIVERSE INC
filed 2012-05-09
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 5, 2012
Common Stock $.001 Par Value	8,106,657

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	March 31,	June 30,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$20,456	$21,926
Accounts receivable, net of allowance of $68 at March 31, 2012 and $66 at June 30, 2011	2,542	1,534
Refundable income taxes	60	60
Inventories, net	2,289	1,442
Prepaid expenses and other current assets	1,250	959
Deferred income tax assets	739	1,769
Notes receivable from sale of net assets of discontinued operations	145	50
Current assets of discontinued operations	27	27
Total current assets	27,508	27,767

Property and equipment, net	1,868	1,301
Goodwill	2,083	2,083
Intangible assets, net	1,887	1,145
Deferred income tax assets	2,187	2,956
Notes receivable from sale of net assets of discontinued operations, less current portion	-	135
Other assets, including coin inventory of $750 at June 30, 2011	167	942
Non-current assets of discontinued operations	182	182
	$35,882	$36,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$1,390
Accrued liabilities	1,595	1,415
Accrued compensation and benefits	2,311	2,383
Income taxes payable	111	125
Deferred revenue	2,672	2,417
Current liabilities of discontinued operations	786	743
Total current liabilities	9,033	8,473

Deferred rent	440	396
Non-current liabilities of discontinued operations	2,258	2,572
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,107 and 7,943 issued and outstanding at March 31, 2012 and at June 30, 2011, respectively	8	8
Additional paid-in capital	72,902	70,402
Accumulated deficit	(48,759)	(45,340)
Total stockholders’ equity	24,151	25,070
	$35,882	$36,511

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	$13,082	$12,818	$36,626	$32,174
Cost of revenues	5,064	4,907	14,505	12,577
Gross profit	8,018	7,911	22,121	19,597
Operating expenses:
Selling and marketing expenses	1,869	1,585	5,087	4,426
General and administrative expenses	3,235	3,013	9,732	8,469
Total operating expenses:	5,104	4,598	14,819	12,895
Operating income	2,914	3,313	7,302	6,702
Interest income and other expense, net	26	36	63	88
Income before provision for income taxes	2,940	3,349	7,365	6,790
Provision for income taxes	1,209	1,381	3,024	2,735
Income from continuing operations	1,731	1,968	4,341	4,055
Income (loss) from discontinued operations, net of income taxes	7	-	(43)	(35)
Net income	$1,738	$1,968	$4,298	$4,020

Net income per basic share:
Income from continuing operations	$0.22	$0.25	$0.55	$0.53
Income (loss) from discontinued operations	-	-	(0.01)	(0.01)
Net income per basic shares	$0.22	$0.25	$0.54	$0.52

Net income per diluted share:
Income from continuing operations	$0.22	$0.25	$0.54	$0.52
Income (loss) from discontinued operations	-	-	-	-
Net income per diluted shares	$0.22	$0.25	$0.54	$0.52

Weighted average shares outstanding:
Basic	7,922	7,727	7,893	7,672
Diluted	8,020	7,841	7,993	7,795
Dividends declared per common share	$0.325	$0.325	$0.975	$0.95

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,298	$4,020
Discontinued operations	43	35
Income from continuing operations	4,341	4,055
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	582	592
Stock-based compensation expense	999	856
Provision for bad debts	2	14
Provision for inventory write-down	134	1
Provision for warranty	552	549
Loss (gain) on sale of property and equipment	5	(11)
Interest on notes receivable	(10)	(12)
Provision for deferred income taxes	2,538	2,711
Change in operating assets and liabilities:
Accounts receivable	(1,018)	(627)
Inventories	(232)	(451)
Prepaid expenses and other	(291)	77
Refundable income taxes	-	270
Other assets	25	55
Accounts payable and accrued liabilities	(148)	(750)
Accrued compensation and benefits	(71)	157
Income taxes payable	(14)	(13)
Deferred revenue	255	612
Deferred rent	44	60
Net cash provided by operating activities of continuing operations	7,693	8,145
Net cash used in operating activities of discontinued businesses	(314)	(452)
Net cash provided by operating activities	7,379	7,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	89
Capital expenditures	(922)	(369)
Capitalized software	(248)	(9)
Purchase of CoinFlation.com™, net of cash acquired	(550)	-
Cash received from sale of net assets of discontinued operations	58	103
Net cash used in investing activities	(1,646)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	573	871
Dividends paid to common stockholders	(7,776)	(7,440)
Net cash used in financing activities	(7,203)	(6,569)

Net increase (decrease) in cash and cash equivalents	(1,470)	938
Cash and cash equivalents at beginning of period	21,926	20,321
Cash and cash equivalents at end of period	$20,456	$21,259

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(unaudited)

	Nine Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$472	$13

Effective September 13, 2011, the Company acquired Coinflation.com™, as follows:
Intangible Assets: Website	$740	$-
Common Stock Issued at Fair Value	(190)	-
Cash Paid	$550	$-

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At March 31, 2012, such subsidiaries were Collectors Finance Corporation (“CFC”), Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All intercompany transactions and accounts have been eliminated.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC.  Amounts related to the disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

                Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the respective event takes place.

                A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual free grading vouchers, the Company began recognizing revenue attributed to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fee continues to be recognized over the life of the membership. This refinement of the Company’s revenue recognition policy resulted in approximately $150,000 of revenues being deferred that we otherwise would have recognized in the three months ended March 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations from our former jewelry businesses.  Each of these estimates is discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the section entitled “Critical Accounting Policies and Estimates” of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred.  Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise that indicated that the carrying values of these assets may not be recoverable determined on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2012.

As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Effective July 1, 2011, the tradename is being amortized over a period of 10 years.

Foreign Currency

The Company has determined that the U.S. dollar is the functional currency for its French branch office which maintain their accounting records in Euros and its Hong Kong subsidiary.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in other expense in the three and nine month periods ended March 31, 2012 and 2011, were not material.

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

Stock-based compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 were $321,000 and $999,000, respectively, as compared to $276,000 and $856,000 for the same respective periods of the prior year.

No stock options were granted during the nine months ended March 31, 2012 and 2011.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of March 31, 2012 and stock option activity during the nine months ended March 31, 2012.  The closing prices of our common stock as of March 31, 2012 and June 30, 2011 were $17.24 and $14.82, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2011	252	$12.64	3.22	$796
Exercised	(49)	11.82	-	-
Outstanding at March 31, 2012	203	$12.83	2.42	$943
Exercisable at March 31, 2012	203	$12.83	2.42	$943

During the nine months ended March 31, 2012 and 2011, 2,750 options to purchase common stock were vested with aggregate fair values as of those dates of $42,000 and $38,000, respectively.

Fiscal 2012 Equity Incentive Grants.

On July 19, 2011, the Compensation Committee awarded 92,000 restricted shares to executive officers and senior management (“Participant”), pursuant to the Company’s stockholder approved 2006 Equity Incentive Plan (the “2006 Plan”).  Those restricted shares are subject to certain risks of forfeiture, which are summarized below.

(1)  Service-Contingent Shares.  The vesting of 50% of the restricted shares is contingent on the Participants remaining in continuous service of the Company (the “Service-Based Shares”) and will vest in sixteen equal quarterly installments through June 2015, with the exception of one executive officer’s grant, for which the service contingent shares vest over eight quarters through June 30, 2013.

               (2)  Performance Contingent Shares.  The remaining 50% of the restricted shares (the “Performance-Based Shares”) are subject to forfeiture in their entirety if the Company does not achieve a minimum financial performance goal, measured on the basis of the Company’s fiscal 2012 operating income.  Depending on the financial performance achieved, a number of shares will be determined, and those shares will vest as follows: (i) one third of the shares will become vested if the Participant is still in the Company’s service on June 30, 2012; (ii) another one third of the shares will become vested on June 30, 2013 if the Participant is still in the Company’s service as of that date; and (iii) the final one third will vest on June 30, 2014 if the Participant is still in the Company’s service on such date.

Participants may also earn a maximum additional 10% more shares if the Company exceeds the fiscal 2012 financial performance goal by at least 10%.

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

As of December 31, 2011, management determined that achieving the performance condition for the full fiscal year 2012 was probable based upon financial results achieved as of that date and the expected results for the remainder of 2012.  As a result, the Company recognized $110,000 and $330,000 of stock-based compensation expense for those performance-contingent shares during the three and nine months ended March 31, 2012, respectively.

Other Fiscal 2012 Grants

In the second quarter of fiscal 2012, the Company granted approximately 11,000 restricted shares with a one-year service vesting to the non-employee directors.  The Company estimated the fair value of those shares to be approximately $175,000, and such expense will be recognized over the one-year service period.

The following table presents the non-vested status of the restricted shares for the nine months ended March 31, 2012 and their weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2011	133	$8.64
Granted	103	15.60
Vested	(43)	13.92
Non-vested at March 31, 2012	193	$11.18

The following table sets forth total unrecognized compensation cost in the amount of $1,199,000 related to non-vested restricted stock-based awards expected to be recognized through fiscal year 2015, on the assumption that (i) the performance condition described above is met; and (ii) the grant of the additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10% is not met, (iii) the Participants remain in the Company’s employment or service throughout the applicable vesting periods.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2012 (remaining 3 months)	$321
2013	536
2014	211
2015	131
$1,199

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivables and notes receivables.

Financial Instruments and Cash Balances.  At March 31, 2012, we had cash and cash equivalents totaling approximately $20,456,000, of which approximately $18,989,000 was invested in money market accounts.  At March 31, 2012, the Company had approximately $1,467,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $18,437,000 at March 31, 2012.

Accounts Receivable.  A substantial portion of accounts receivables are due from collectibles dealers.  At March 31, 2012, two individual customers accounted for 30% of the total net accounts receivable balance of $2,542,000; whereas at June 30, 2011, two individual customers collectively accounted for 10% of the total net accounts receivable balance of $1,534,000.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $68,000 at March 31, 2012 and $66,000 at June 30, 2011. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% and 68% of our net revenues for the three and nine months ended March 31, 2012, respectively, and 71% and 67% of our net revenues for the three and nine months ended March 31, 2011, respectively.

Customers.  Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the nine months ended March 31, 2012 and 2011, respectively.

Capitalized Software Costs

We capitalize certain software development costs that we incur, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At March 31, 2012 and June 30, 2011, capitalized software costs before amortization amounted to $2,882,000 and $2,634,000, respectively.  The related net book value of capitalized software costs at March 31, 2012 and June 30, 2011 was $248,000 and $59,000, respectively.  During the nine months ended March 31, 2012 and 2011, we capitalized costs of $248,000 and $9,000, respectively, related to the design, coding, testing and enhancement of internal-use software.  During the three and nine months ended March 31, 2012, approximately $24,000 and $59,000 was recorded as amortization expense for capitalized software costs, respectively, and for the three and nine months ended March 31, 2011, we amortized $54,000 and $216,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they are incurred.  Management evaluates the carrying value of capitalized software costs to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins, trading cards and stamps that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading at any time and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at the customer’s option, pay the difference in value of the item at its original grade as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper resistant holder in which it was placed at the time we last graded it.  To the extent that we purchase an item under a warranty claim, we recognize a reduction in our warranty reserve for the difference in the estimated value of the item at its original grade and its re-graded estimated value.  We include in our collectibles inventory the estimated value of the re-graded item.  We accrue for estimated warranty costs based on historical trends and related experience.  Increased future claims experience under our warranty program could increase to levels higher than in the past which could result in additional warranty accruals in anticipation of these claims, and our ongoing warranty accrual rate could increase to cover potential higher claims in the future, both of which could have a material adverse impact on our future results of operations.

Dividends

The Company paid a quarterly cash dividend to its shareholders of $0.30 per share of common stock in the quarter ended September 30, 2010.  On October 6, 2010, the Board of Directors approved an increase in the amount of the quarterly cash dividend to $0.325 per share and we have paid quarterly dividends in that amount in each fiscal quarter that ended during the period from October 2010 to March 31, 2012.  However, the declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company adopted this guidance effective January 1, 2012.  The adoption of this pronouncement did not have a material impact on the Company’s Condensed  Consolidated Financial Statements.

In September 2011, the FASB issued an Accounting Standards Update which modifies the way in which a Company may conduct the annual goodwill impairment test of a reporting unit.  Under the revised accounting standard, management of a reporting unit has the option to first assess qualitative factors to determine whether events or circumstances exist that imply it is more likely than not an impairment of goodwill has occurred.  If, after performing this qualitative assessment, management determines that it is more likely than not that a goodwill impairment has not occurred, then performing the two-step impairment test is not necessary. Under the amendments in this accounting update, management of a reporting unit may also elect to proceed directly to the two-step goodwill impairment test  and, if such election is made, may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance early on September 30, 2011. The adoption of this pronouncement did not have a material effect on the Company’s Consolidated Financial Statements.

2.           INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2012	2011
Coins	$1,199	$1,468
Other collectibles	115	76
Grading raw materials consumable inventory	1,228	774
	2,542	2,318
Less inventory reserve	(253)	(126)
	2,289	$2,192
Classified as long term	-	(750)
Inventories, net	$2,289	$1,442

The $750,000 coin classified as long-term assets at June 30, 2011, represents a coin purchased under our warranty policy, which the Company expects to sell prior to September 30, 2012.  At December 31, 2011, the value of this coin was reduced to $637,000 to reflect recent transactions for similar coins, and the write-down of $113,000 was recorded in cost of sales.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	March 31,	June 30,
	2012	2011
Coins and stamp grading reference sets	$312	$331
Computer hardware and equipment	1,772	1,467
Purchased computer software	1,058	1,023
Equipment	2,973	2,509
Furniture and office equipment	956	912
Leasehold improvements	737	704
Trading card reference library	52	52
	7,860	6,998
Less accumulated depreciation and amortization	(5,992)	(5,697)
Property and equipment, net	$1,868	$1,301

4.	BUSINESS COMBINATION

In September 2011, we acquired the websites, website-related assets and domain names of Coinflation.com™, which owned and operated websites, providing information on precious metal values and the intrinsic values of individual coins.  The Company intends to drive incremental web traffic, generate incremental advertising dollars and add to the Company’s position as a leading service provider of valuable information and content to coin market participants.  Acquisition related costs of $27,000 were incurred and have been included in general and administrative expenses for the nine months ended March 31, 2012.

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

Approximately $110,000 and $242,000 of Coinflation.com™ revenue is included in net revenues for the three and nine months ended March 31, 2012, respectively, representing the revenues earned since the date of acquisition.

The following unaudited pro forma information set forth in the following table was prepared assuming that the acquisition of Coinflation.com™ had occurred on July 1, 2011 and July 1, 2010.  The following pro forma results of operations are not indicative of what our operating results would have been had the Coinflation.com™ acquisition been consummated on July 1, 2011 or July 1, 2010, or what our results of operations will be in the future (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$13,082	$12,946	$36,761	$32,472

Income from continuing operations	$1,731	$2,010	$4,390	$4,113
Income (loss) from discontinued operations, net of income taxes	7	-	(43)	(35)
Net income	$1,738	$2,010	$4,347	$4,078

Net income per basic share:
Income from continuing operations	$0.22	$0.26	$0.56	$0.54
Income (loss) from discontinued operations	-	-	(0.01)	(0.01)
Net income per basic shares	$0.22	$0.26	$(0.55)	$0.53

Net income per diluted share:
Income from continuing operations	$0.22	$0.26	$0.55	$0.53
Income (loss) from discontinued operations	-	-	(0.01)	$(0.01)
Net income per diluted shares	$0.22	$0.26	$0.54	$0.52

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	March 31,	June 30,
	2012	2011
Warranty reserves	$896	$641
Professional fees	47	122
Other	652	652
	$1,595	$1,415

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2012 and 2011 (in thousands):

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2012	2011
Warranty reserve, beginning of period	$641	$669
Charged to cost of revenue	552	549
Payments	(297)	(539)
Warranty reserve, end of period	$896	$679

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011.  As previously reported, discontinued operations also include the remaining activities related to the disposal of our collectibles sales businesses that we discontinued in fiscal 2004.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues, net	$(1)	$1	$(1)	$15
Income (loss) before income tax	$13	$-	$(70)	$(59)
Income tax (expense) benefit	(6)	-	27	24
Income (loss) from discontinued operations	$7	$-	$(43)	$(35)

The following table contains summarized balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012	June 30, 2011
Current Assets:
Assets held for sale	$27	$27
	$27	$27
Non-Current Assets:
Other assets	$182	$182
	$182	$182
Current Liabilities:
Accounts payable	$3	$10
Lease obligations	622	565
Other accrued expenses	161	168
	$786	$743

Non-Current Liabilities:
Lease obligations	$2,258	$2,572
	$2,258	$2,572

In fiscal 2009, we disposed of our currency grading business and licensed the business name for consideration of approximately $354,000 and license fees to be determined based on future annual revenues of the business.  The consideration of $354,000 was payable through a cash payment to us of $50,000 and a promissory note (the “Note”) with a face value of $304,000.  The Note provided for three annual payments of $50,000 due on the anniversary dates in each year between February 2010 to February 2012 and a $154,000 payment due in February 2013.  The Note was discounted using an imputed rate of 7.25% and is carried on the Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011 in the amount of $145,000 and $185,000, respectively, as part of notes receivable from sale of net assets of discontinued operations, of which the current portions, were $145,000 and $50,000, respectively, at March 31, 2012 and June 30, 2011.

In connection with our exit from the Jewelry Businesses, we recognized facility obligations (including operating costs and other estimated costs associated with subletting the spaces) of approximately $2,880,000 and $3,137,000 at March 31, 2012 and June 30, 2011, respectively, of which $622,000 and $565,000, respectively, are classified as part of current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

7.	INCOME TAXES

In the nine months ended March 31, 2012 and 2011, we recognized a provision for income taxes based upon an estimated annual effective tax rate of approximately 41%.

Due to the availability of net operating losses and other tax attributes to offset current year taxable income, the provision for income taxes for the nine months ended March 31, 2012, represents primarily the non-cash realization of deferred tax assets.  Through March 31, 2012, we have fully utilized all of our federal net operating losses and other tax attributes and have made estimated tax payments of approximately $472,000 for federal and state tax purposes in the nine months ended March 31, 2012.

At March 31, 2012, the Company has not recorded a deferred tax asset for the excess tax basis over the book basis of their investment in a subsidiary, as there are uncertainties as to when the basis difference will reverse.  Management believes these uncertainties are likely to be resolved in the fourth quarter of 2012, and an income tax benefit of approximately $1,000,000 - $1,200,000 could be recognized during fiscal 2012.

8.	NET INCOME PER SHARE

For the three and nine months ended March 31, 2012, we excluded 118,000 and 109,000 shares, respectively, from the computation of diluted income per share for stock options that were anti-dilutive, and for performance-based restricted shares, because we had not reached the performance threshold at the end of the respective quarters.  The aggregate number of anti-dilutive shares excluded from diluted income per share totaled approximately 88,000 and 90,000 for the three and nine months ended March 31, 2011, respectively.

9.	BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments.”  The Company’s chief operating decision-maker is its Chief Executive Officer.  The operating segments of the Company are organized based on the respective services that they offer to customers of the Company.  Similar operating segments have been aggregated into reportable operating segments based on having similar services, types of customers, and other criteria.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2012 and 2011(in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2012	2011	2012	2011
Coins (including product sales)	$8,963	$9,060	$25,001	$21,591
Trading cards and autographs	2,812	2,614	8,307	7,590
Other	1,307	1,144	3,318	2,993
Total revenue	$13,082	$12,818	$36,626	$32,174

Amortization and depreciation:
Coins	$68	$64	$193	$169
Trading cards and autographs	17	38	59	142
Other	79	57	209	201
Total	164	159	461	512
Unallocated amortization and depreciation	57	25	121	80
Consolidated amortization and depreciation	$221	$184	$582	$592

Stock-based compensation:
Coins	$68	$56	$230	$140
Trading cards and autographs	21	8	64	23
Other	23	11	70	34
Total	112	75	364	197
Unallocated stock-based compensation	209	201	635	659
Consolidated stock-based compensation	$321	$276	$999	$856

Operating income:
Coins	$3,045	$3,627	$8,557	$7,980
Trading cards and autographs	391	409	1,036	930
Other	401	265	824	682
Total	3,837	4,301	10,417	9,592
Unallocated operating expenses	(923)	(988)	(3,115)	(2,890)
	$2,914	$3,313	$7,302	$6,702

Net identifiable assets are provided by business segment as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31,	June 30,
Identifiable Assets:	2012	2011
Coins	$6,323	$4,892
Trading cards and autographs	1,207	982
Other	3,464	2,862
Total	10,994	8,736
Unallocated assets	24,888	27,775
Consolidated assets	$35,882	$36,511
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2012, a member of the immediate family of Mr. David Hall, the President of the Company, paid authentication and grading fees to PCGS of $92,000 and $160,000, respectively, compared with $107,000 and $321,000 for the three and nine months ended March 31, 2011,  respectively.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At March 31, 2012, the amount owed to the Company for these services was approximately $116,000, compared with $54,000 at June 30, 2011.

11.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business.  Management believes that none of the lawsuits or disputes currently pending against the Company are likely to have a material adverse effect on the Company.

12.	SUBSEQUENT EVENTS

On April 26, 2012, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a fourth quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on June 1, 2012 to stockholders of record on May 18, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbors” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they also provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control.  Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Fiscal 2011 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2011, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future performance based solely on our historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2011 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

We generate revenues principally from the fees paid for our authentication and grading services.  To a lesser extent, we generate revenues from other related services which consist of: (i) the sales of advertising and commissions earned on our websites, including Coinflation.com™, which we acquired in September 2011 (see note 4 to the condensed consolidated financial statements); (ii) the sales of printed publications and collectibles price guides and advertising in our publications and on our websites; (iii) the sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from and recognize costs associated with the sale of our collectibles inventory, which are primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Collectibles authentication and grading fees accounted for approximately 83% of our total net revenues for both the three and nine months ended March 31, 2012, respectively.  The fees we generated from authentication and grading services and the gross profit margins we realize on those services are driven primarily by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin authentication and grading revenues are impacted by the level of modern coin submitted to us for grading, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards on the one hand, and modern coins and trading cards on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the size and timing of marketing programs for modern coins.  Furthermore, because a significant proportion of our costs of sales are fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margins are also affected by the volume of submissions we receive at collectibles trade shows for on-site authentication and grading services that we provide to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that may occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 17% and 13% of our total net revenues in the three and nine months ended March 31, 2012, respectively.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three and nine months ended March 31, 2012 and 2011, respectively, and their estimated values (in thousands of dollars), which are the amounts at which those coins, trading cards and stamps were declared for insurance purposes when the dealers and collectors submitted them to us for authentication and grading.

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2012		2011		2012		2011
Coins	570,400	60.7%	576,100	62.7%	$328,256	91.7%	$359,708	92.8%
Trading cards and autographs(1)	366,200	39.0%	340,200	37.0%	26,074	7.3%	25,930	6.7%
Stamps	3,300	0.3%	2,800	0.3%	3,586	1.0%	1,882	0.5%
Total	939,900	100.0%	919,100	100.0%	$357,916	100.0%	$387,520	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2012		2011		2012		2011
Coins	1,478,100	57.8%	1,427,600	58.9%	$962,872	91.4%	$975,840	92.1%
Trading cards and autographs(1)	1,069,200	41.8%	986,600	40.7%	83,524	7.9%	77,644	7.3%
Stamps	10,900	0.4%	10,600	0.4%	6,990	0.7%	6,612	0.6%
Total	2,558,200	100.0%	2,424,800	100.0%	$1,053,386	100.0%	$1,060,096	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and more recently worries about sovereign debt obligations and credit ratings in the United States and Europe, because conditions of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand.  By contrast, collectibles transactions and, therefore, the demand for our services generally declines during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

We believe that these economic uncertainties and conditions, which led to an increase in coin transactions, not only by collectibles dealers and collectors, but also by investors, contributed to the 17% increase in total revenue from the authentication and grading of collectible coins (which is our largest authentication and grading market) in the nine months ended March 31, 2012.  We believe those increases are primarily the result of continued high prices of gold, concerns among collectors and investors about inflation, the continued weakness of the U.S. dollar and, more recently, about the ability of governments to meet their sovereign debt obligations, as well as customer-specific marketing initiatives that drive the grading of modern coins.  Our revenues are discussed in more detail below under the caption Results of Operations: “Net Revenues.”

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases.  In the first nine months of fiscal 2012, our dividend policy provided for the payment of cash dividends of $0.325 per share per quarter.  In addition, our liquidity and financial position are affected by our tax position, because we have had net operating losses and other tax attributes available to offset or reduce taxes payable by us.  Through March 31, 2012, we have fully utilized all of our federal net operating losses and other tax attributes and have begun making estimated tax payments for federal income tax purposes at an estimated tax rate of approximately 34%.

Overview of Operating Results for the Three and Nine Months Ended March 31, 2012

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our interim Condensed Consolidated Statements of Operations (included earlier in this Report) for the respective periods indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.7%	38.3%	39.6%	39.1%
Gross profit	61.3%	61.7%	60.4%	60.9%
Operating expenses:
Selling and marketing expenses	14.3%	12.4%	13.9%	13.8%
General and administrative expenses	24.7%	23.5%	26.6%	26.3%
Total operating expenses	39.0%	35.9%	40.5%	40.1%
Operating income	22.3%	25.8%	19.9%	20.8%
Interest and other income, net	0.2%	0.3%	0.2%	0.3%
Income before provision for income taxes	22.5%	26.1%	20.1%	21.1%
Provision for income taxes	9.3%	10.7%	8.2%	8.5%
Income from continuing operations	13.2%	15.4%	11.9%	12.6%
Net income (loss) from discontinued operations, net of gain on sales of discontinued businesses, net of income taxes	0.1%	-	(0.2)%	(0.1)%
Net income	13.3%	15.4%	11.7%	12.5%

In the three months ended March 31, 2012, service revenues increased by $448,000 and operating income decreased by $399,000, compared to the three months ended March 31, 2011.  The reduction in operating income primarily related to 1) the refinement of the Company’s Collectors Club revenue recognition policy (see Critical Accounting Policies and Estimates: Revenue Recognition), which led to the deferral of approximately $150,000 of revenue in the third quarter; and 2) set up and trade show costs incurred related to the Company attending its first show in Hong Kong, which reduced operating income by approximately $200,000 in the third quarter.

For the nine months ended March 31, 2012, service revenues increased by $4,580,000 or 14% and operating income increased by $600,000 or 9%, compared to the nine months ended March 31, 2011.  Adjusting for the refinement of the Collectors Club revenue recognition policy and the first show in Hong Kong as discussed above for the three months ended March 31, 2012, operating income would have increased by $950,000 or 14% for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011.

These, as well as other factors affecting our operating results, are described in more detail below under “Results of Operations for the Three and Nine Months Ended March 31, 2012, Compared to the Three and Nine Months Ended March 31, 2011.”

Critical Accounting Policies and Estimates

Except as discussed below, during the three and nine months ended March 31, 2012, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

With respect to our Expos trade show business, as previously reported in our Form 10-K for the year ended June 30, 2011, based on our impairment testing of that business at June 30, 2011, we recognized an impairment loss of approximately $1.4 million in the fourth quarter of that fiscal year.  We have determined that no further impairments existed at March 31, 2012

Revenue Recognition

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue generated by the promotion, management and operation of collectibles conventions and trade shows in the periods in which the event takes place.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual free grading vouchers, the Company began recognizing revenue attributed to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fee continues to be recognized over the life of the membership. This refinement of the Company’s revenue recognition policy resulted in approximately $150,000 of revenues being deferred that we otherwise would have recognized in the three months ended at March 31, 2012.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based share grants with a financial performance goal, we begin to recognize compensation expense when it becomes probable that we will achieve the financial performance goal based on the grant date fair value.  Stock-based compensation in the three and nine months ended March 31, 2012, represents expenses attributable to (i) prior year grants of restricted stock and stock options, recognized over the remaining service periods of those grants; (ii) grants of 92,000 shares that were granted in July 2011 to executive officers and senior management (the “Fiscal 2012 Equity Incentive Grants”); and (iii) 11,000 restricted shares awarded to non-employee directors.  The Fiscal 2012 Equity Incentive Grants included both service-based shares and performance-based shares.  For the three and nine months ended March 31, 2012, the Company recorded stock-based compensation expense for both the service-based and performance-based shares.

Results of Operations for the Three and Nine Months Ended March 31, 2012 Compared to the Three and Nine Months Ended March 31, 2011.

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and stamps.  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising and commissions earned on our websites (including Coinflation.com™ which we acquired in September 2011-see note 4 to the condensed consolidated financial statements), and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be the focus of or an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the three and nine months ended March 31, 2012, and 2011 between authentication and grading services revenues, other related services revenues and product sales (in thousands):

	Three Months Ended March 31,
	2012		2011		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Authentication and grading fees(1)	$10,823	82.7%	$10,699	83.4%	$124	1.2%
Other related services(1)	2,180	16.7%	1,856	14.5%	324	17.5%
Total service revenues	13,003	99.4%	12,555	97.9%	448	3.6%
Product revenues	79	0.6%	263	2.1%	(184)	(70.0)%
Total net revenues	$13,082	100.0%	$12,818	100.0%	$264	2.1%

	Nine Months Ended March 31,
	2012		2011		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Authentication and grading fees(1)	$30,375	82.9%	$26,782	83.2%	$3,593	13.4%
Other related services(1)	5,835	16.0%	4,848	15.1%	987	20.4%
Total service revenues	36,210	98.9%	31,630	98.3%	4,580	14.5%
Product revenues	416	1.1%	544	1.7%	(128)	(23.5)
Total net revenues	$36,626	100.0%	$32,174	100.0%	$4,452	13.8%

(1)
Prior period revenues have been reclassified to reflect the free grading voucher revenues as authentication and grading fees rather than other related services in accordance with the Company’s updated policy for Collectors Club revenues (see “Critical Accounting Policies and Estimates: Revenue Recognition” above).

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units graded and authenticated  in the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011		2012 vs. 2011
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number		Percent

	(Dollars in thousands)
Coins(1)	$8,883	67.9%	$8,798	68.6%	$85	1.0%	(5,700)		(1.0)%
Trading cards(2)	2,812	21.5%	2,614	20.4%	198	7.6%	26,000		7.6%
Other (3)	1,387	10.6%	1,406	11.0%	(19)	(1.4)%	500	(4)	17.9%
Net Revenues	$13,082	100.0%	$12,818	100.0%	$264	2.1%	20,800		2.3%

	Nine Months Ended March 31,
	2012		2011		2012 vs. 2011
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number		Percent

	(Dollars in thousands)
Coins(1)	$24,585	67.1%	$21,050	65.4%	$3,535	16.8%	50,500		3.5%
Trading cards(2)	8,307	22.7%	7,589	23.6%	718	9.5%	82,600		8.4%
Other (3)	3,734	10.2%	3,535	11.0%	199	5.6%	300	(4)	2.8%
Net Revenues	$36,626	100.0%	$32,174	100.0%	$4,452	13.8%	133,400		5.5%

(1)	Includes coin authentication and grading fees and related revenues, but excludes coin product sales revenues (see 3 below).
(2)	Consists of revenues from our trading cards and our autograph authentication and grading businesses.
(3)
Includes the revenues of our stamp authentication and grading business, CCE subscription fees, the revenues of our Expos convention business, revenues earned from our Coinflation.com website (which we acquired in September 2011) and coin product sales revenues.

(4)	Consists of the change in the number of stamps graded and authenticated.

   For the three months ended March 31, 2012, our total service revenues increased by $448,000 or 3.6%, compared to the three months ended March 31, 2011 and included increases of $124,000 or 1.2% in authentication and grading fees and $324,000 or 17.5% in other related services.  For the nine months ended March 31, 2012, our total service revenues increased by $4,580,000 or 14.5%, compared to the nine months ended March 31, 2011 and included increases of $3,593,000 or 13.4% in authentication and grading fees and $987,000 or 20.4% in other related services.  Authentication and grading fees were lower in the third quarter and nine months ended March 31, 2012 by approximately $150,000, resulting from the refinement in the Company’s revenue recognition policy for Collectors Club. See Critical Accounting Policies and Estimates: Revenue Recognition.

The increased authentication and grading fees in the three months ended March 31, 2012, were primarily attributable to an increase in trading cards, authentication and grading fees with coins and stamps at substantially the same levels as the three months ended March 31, 2011.  For the nine months ended March 31, 2012, the increase in authentication and grading fees was primarily attributable to an increase in coin authentication and grading fees of $3,058,000 or 16%.  In addition, our trading cards fees increased by $605,000 or 9%.  Our stamp authentication and grading fees decreased by $70,000.

The 16% increase in our coin authentication and grading fees, compared to a 3.5% increase in the number of coins authenticated and graded in the nine months ended March 31, 2012, relates to an increase in the average service fee earned on coins in the nine months, primarily driven by increases in the average service fees earned for the authentication and grading of modern and world coins, due to the mix of services provided and due to pricing initiatives on certain of our modern coin programs.

Our modern coin authentication and grading fees were substantially unchanged, compared to the third quarter of fiscal 2011 and increased $1.3 million or 17% in the nine months ended March 31, 2012, compared to the same period of the prior year, reflecting marketing programs by the U.S. Mint and by our dealers and customers.  World coin authentication and grading revenues grew by approximately $83,000 or 11% and $1.5 million or 100% in the three and nine-months ended March 31, 2012, respectively, compared to the same periods of the prior year, reflecting increased submissions of world coins, including grading at our Paris, France facility and in Hong Kong.  Show authentication and grading revenues increased by approximately $15,000 or 1% and $165,000 or 6% for the three and nine months ended March 31, 2012, respectively, reflecting higher average grading fees earned per show in the current year periods. Vintage authentication and grading fees decreased by $109,000 in the third quarter and increased by $59,000 for the nine months ended March 31, 2012.  The decrease in the vintage authentication and grading fees in the third quarter was attributable to a refinement in the Company’s revenue recognition policy for Collectors Club, which resulted in an increased deferral of coin fees of approximately $115,000.

As discussed under “Factors That Can Affect our Operating Results and Financial Position”, the level of modern coin and trade show revenues can be volatile, and therefore it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.  In addition, the increase in our authentication and grading fees earned, also reflects increased submissions of world coins from overseas, particularly Asia, and authentication and grading at our Paris, France and Hong Kong facilities, and it is uncertain whether the increased fees earned from the authentication and grading of world coins can continue at the levels achieved in the first nine months of the year or whether we can expect continued future growth.  However, management plans to continue to focus attention on world coins as a growth opportunity for us.

The relatively higher growth of 16% in our coin authentication and grading fees in the nine months ended March 31, 2012, compared to no growth in the three months ended March 31, 2012, reflects the fact that the Company achieved record coin fees in the third quarter of fiscal 2011, and therefore revenue growth was more challenging in the current third quarter.  In addition, our coin business and, in particular, our modern coin business, entered the fourth quarter of fiscal 2012 with slower momentum than in the fourth quarter of fiscal 2011, and this slower momentum has continued through the first part of the quarter.  Notably, year-to-date sales of Silver and Gold Eagles from the US Mint are down approximately 24% and 44%, respectively, as compared to the same period last year.  This general market decline is impacting our customers who submit modern coins to us.  Therefore, it is uncertain what level of growth, if any, we can expect or if we may experience a decline in coin revenues in the fourth quarter of fiscal 2012, compared to the fourth quarter of fiscal 2011.

Due to the strong performance of our coin authentication and grading business relative to our other businesses in the first nine months of the year, our coin business represented approximately 67% of total revenues, compared to 65% of total revenues in the nine months of last year, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in revenues from other related services of $324,000 or 17.5% and $987,000 or 20.4% in the three and nine months ended March 31, 2012, respectively, included increases in advertising and commission revenues (including revenues earned by Coinflation.com, which we acquired in September 2011 and which accounted for revenues of $110,000 and $242,000 in the three and nine months ended March 31, 2012), revenues from web-based subscriptions related fees and Collector Club memberships, partially offset by a reduction in the revenues of our Expos collectibles trade show management business.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit services	$8,014	61.6%	$7,932	63.2%	$22,191	61.3%	$19,444	61.5%
Gross profit-product sales	$4	5.1%	$(21)	(8.0)%	$(70)	(16.8)%	$153	28.2%
Total	$8,018	61.3%	$7,911	61.7%	$22,121	60.4%	$19,597	60.9%

As indicated in the above table, our services gross profit margin was 61.6% for the three months ended March 31, 2012, compared to 63.2% for the three months ended March 31, 2011, respectively.  For the nine months ended March 31, 2012, our services gross profit margin was 61.3%, compared to 61.5% for the nine months ended March 31, 2011, respectively.  Adjusting for the deferral of $150,000 related to the refinement of the Company’s Collectors Club revenue recognition policy, the service gross profit margin would have been 62.1% and 61.4% in the three and nine months ended March 31, 2012.  There can be some period-to-period variability in the gross profit margin depending upon the mix of revenues in any quarter and seasonality.  During the fiscal year ended June 30, 2011, our quarterly service gross profit margin varied between 59% (in our second quarter, which is typically our lowest quarter of the year due to the holidays in that period) and 63%.  In addition, our gross profit margin will typically increase as the number of units graded and authenticated increases due to the relatively fixed nature of certain of our direct costs.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Selling and marketing expenses	$1,869	$1,585	$5,087	$4,426
Percent of net revenues	14.3%	12.4%	13.9%	13.8%

The increases in selling and marketing expenses of $284,000 and $661,000, respectively, in the three and nine months ended March 31, 2012, compared to the same respective periods of the prior year, were primarily attributable to the Company’s coin authentication and grading business and were comprised of increased trade show and business development costs (including costs associated with attending and providing authentication and grading services for the first time in Hong Kong) of $226,000 in the quarter and $294,000 for the nine months, increases in performance-related incentives of $231,000 in the nine months ended March 31, 2012 and general sales and marketing increases (including personnel costs) to support the growth in the business in the current year periods.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
General and administrative expenses	$3,235	$3,013	$9,732	$8,469
Percent of net revenues	24.7%	23.5%	26.6%	26.3%

G&A expenses increased by $222,000 and $1,263,000, respectively, in the three and nine months ended March 31, 2012, compared to the same respective periods of fiscal 2011 and represented 24.7% and 26.6% of revenues, compared to 23.5% and 26.3% of revenues in the three and nine months ended March 31, 2011, respectively.  The dollar increase was comprised of (i) compensation and performance-related incentive costs of approximately $164,000 and $739,000, respectively, in the three and nine months ended March 31, 2012, related to the improved financial performance of the business and increased personnel costs to support the growth of the business; (ii) consulting and outside services fees of $110,000 and $216,000, respectively, in connection with system modifications, upgrades and temporary help.  In addition, non-cash stock-based compensation increased by $45,000 and $143,000 in the three and nine months ended March 31, 2012, respectively, related to restricted stock grants to officers and key management personnel (see “Stock-Based Compensation below”).  Those cost increases in the three months ended March 31, 2012 were partially offset by cost reductions, primarily related to reduced legal and professional fees.  For the nine months ended March 31, 2012, the remaining cost increases included higher legal and professional fees and other cost increases arising from the growth of the business.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized non-cash stock-based compensation expense (in thousands) as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2012	2011	2012	2011
General and administrative expenses	$321	$276	$999	$856

The $45,000 and $143,000 increases in stock-based compensation expense in the three and nine months ended March 31, 2012, respectively, were due to the grants of restricted stock in the first quarters of fiscal 2011 and 2012.

The following table sets forth unrecognized stock-based compensation cost totaling $1,199,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2015 and is inclusive of $390,000 of performance-based stock compensation expense related to the Fiscal 2012 Equity Incentive Grants that will be recognized if the performance condition is met.  The following amounts and time periods do not reflect the costs or effects of (i) possible grant of additional stock-based compensation awards in the future, (ii) the grant of an additional 10% of shares that may occur should the Company exceed the required fiscal 2012 financial performance by at least 10%, and (iii) any change that may occur in the Company’s forfeiture percentage (in thousands):

Fiscal Year Ending June 30,	Amount
2012 (remaining 3 months)	$321
2013	536
2014	211
2015	131
$1,199

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in fiscal 2012 and 2011.

Interest Income and Other Expense, Net:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In Thousands)
Interest and other expense, net	$26	$36	$63	$88

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income was $24,000 and $81,000 in the three and nine months ended March 31, 2012, respectively, compared with $20,000 and $71,000 for the same periods of the prior year, respectively.  Other expense, net includes foreign exchange gains or losses and gains or losses on the disposal of fixed assets.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In Thousands)
Provision for income tax	$1,209	$1,381	$3,024	$2,735

The provision for income taxes of $1,209,000 and $3,024,000, respectively, in the three and nine months ended March 31, 2012 and $1,381,000 and $2,735,000, respectively, for the three and nine months ended March 31, 2011, represented estimated annual effective tax rates of approximately 41% for the respective periods adjusted for discrete events that are specific to each period.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$7	$-	$(43)	$(35)

The income (loss) from discontinued operations (net of income taxes) for the three and nine months ended March 31, 2012, primarily related to accretion expense of $37,000 and $114,000, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of license fee income of $51,000 arising from the disposal of the Company’s former currency authentication and grading business that became determinable in the three months ended March 31, 2012.

The loss from discontinued operations (net of income taxes) of $0 (net) and $35,000 for the three and nine months ended March 31, 2011, respectively, related to (i) accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of (ii) license fees of $42,000, arising from the disposal of the Company’s former currency grading and authentication business that became determinable in the three months ended March 31, 2011; and (iii) a reduction in a severance accrual of $22,000 in the nine months ended March 31, 2011.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At March 31, 2012, we had cash and cash equivalents of approximately $20,456,000, as compared to cash and cash equivalents of $21,926,000 at June 30, 2011.

Cash Flows.

Cash Flows from Continuing Operations.  During the nine months ended March 31, 2012 and 2011, our operating activities from continuing operations generated cash of $7,693,000 and $8,145,000, respectively, primarily attributable to the income from operations that we generated during those nine-month periods and income tax benefits that we were able to use to offset taxes that we would otherwise have had to pay.  The decrease in cash flows from operations in the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, reflects a higher level of account receivables at March 31, 2012 than at March 31, 2011 due to the timing of customer invoicing for our services.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $314,000 and $452,000 in the nine months ended March 31, 2012 and 2011, respectively, primarily related to payments of our ongoing obligations for the New York facilities, formerly occupied by our discontinued jewelry businesses.  In the nine months ended March 31, 2011, cash used in discontinued operations also included a severance payment to a former employee of $135,000.

Cash Used in Investing Activities.  Investing activities used cash of $1,646,000 and $186,000 during the nine months ended March 31, 2012 and 2011, respectively.  In the nine months ended March 31, 2012, the Company paid $1,170,000 for capital expenditures and capitalized software costs for upgrading our software systems and infrastructure equipment, including capital expenditure related to the Company’s expansion into Asia and $550,000 for the purchase of the assets of Coinflation.com™, partially offset by cash received of $16,000 from the sale of property and equipment and the collection of $58,000 related to discontinued businesses.  In the nine months ended March 31, 2011, we paid $378,000 for capital expenditures and capitalized software costs, which was partially offset by cash received of $89,000 from the sale of property and equipment and the collection of $103,000 related to discontinued businesses.

Cash Used in Financing Activities.  In the nine months ended March 31, 2012 and 2011, financing activities used net cash of $7,203,000 and $6,569,000, respectively.  In the nine months ended March 31, 2012, the Company received cash proceeds of $573,000 from the exercise of employee stock options and used cash of $7,776,000 to pay our quarterly cash dividends to our stockholders.  In the nine months ended March 31, 2011, we used cash of $7,440,000 to pay dividends to our stockholders and received cash proceeds of $871,000 from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below:

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining three months)	$298	$11	$287
2013	1,296	45	1,251
2014	1,325	46	1,279
2015	1,197	47	1,150
2016	1,099	50	1,049
Thereafter	3,140	141	2,999
	$8,355	$340	$8,015

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities in New York City that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2012(remaining three months)	$182	$44	$138
2013	721	181	540
2014	758	192	566
2015	794	195	599
2016	635	99	536
Thereafter	716	-	716
	$3,806	$711	$3,095
Less: Accrual at March 31, 2012			2,739
			$356

The accrual for these facility-related obligations at March 31, 2012 includes an estimate of the minimum lease payments of $2,739,000 and an estimate of the operating expenses related to the leased properties of $140,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends.  On October 6, 2010, our Board of Directors approved an increase in the quarterly cash dividend payable to our stockholders to $0.325 per share of common stock from $0.30 per share, for an expected total annual cash dividend of $1.30 per common share.  In accordance with our dividend policy, during the nine months ended March 31, 2012, the Company declared and paid three such quarterly dividends, the amounts of which totaled $7,776,000.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.  At March 31, 2012, we continued to have $3.7 million available under this program.

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

In May 2011, the FASB issued amended fair value disclosure guidance.  The new guidance requires additional disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any relationships between those unobservable inputs.  Additional requirements of the amendment include the categorization by level of the fair value hierarchy for items not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed.  The Company adopted this guidance effective January 1, 2012.  The adoption of this pronouncement did not have a material impact on the Condensed Consolidated Financial Statements.

In September 2011, the FASB issued an accounting standards update which modifies the way in which a Company may conduct the annual goodwill impairment test of a reporting unit.  Under the revised accounting standard, management of a reporting unit has the option to first assess qualitative factors to determine whether events or circumstances exist that imply it is more likely than not an impairment of goodwill has occurred.  If, after performing this qualitative assessment, management determines that it is more likely than not that a goodwill impairment has not occurred, then performing the two-step impairment test is not necessary. Under the amendments in this accounting update, management of a reporting unit may also elect to proceed directly to the two-step goodwill impairment test  and, if such election is made, may resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance on September 30, 2011.  The Company adopted this guidance early on September 30, 2011. The adoption of this pronoun cement did not have a material effect on the Company’s consolidated financial statements.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 9, 2012	By:	/s/ MICHAEL J. MCCONNELL
Michael J. McConnell
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 9, 2012	By:	/s/ JOSEPH J. WALLACE
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