Form 10-K
period 2012-06-30
COLLECTORS UNIVERSE INC
filed 2012-08-30
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  YES  ☐   NO  ☒

As of December 31, 2011 , the aggregate market value of the Common Stock held by non-affiliates was approximately $79,730,000 based on the per share closing price of $14.57 of registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 24, 2012, a total of 8,106,657 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2012, for its Annual Meeting of Stockholders scheduled.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

Exhibit 21.1	Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

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

PART I
ITEM 1.   BUSINESS

Overview

We provide authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs and memorabilia (“collectibles”).  We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own and buy and sell them.

Once we have authenticated and assigned a quality grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets and “PSA/DNA” for autographs and memorabilia.  Additionally, we warrant our certification of authenticity and the grade that we assign to the coins and trading cards bearing our brands.  We do not warrant our authenticity determinations for autographs or memorabilia.  For ease of reference in this Annual Report, we will sometimes refer to coins, trading cards and other collectibles that we have authenticated or graded as having been “certified.”

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services, which consist of revenues from:  (i) the sale of advertising and commissions earned on our websites, including Coinflation.com™, which we acquired in September 2011; (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts.com website, which offers a comprehensive one-step source for historical U.S. numismatic information and value-added content; and (v) collectibles trade show conventions that we conduct.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these activities are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.  We also provided stamp authentication and grading services until June 2012 when we sold that business.

We have developed some of the leading brands in the collectibles markets in which we conduct our business:

▪	“PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

▪	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service; and

▪	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia.

PCGS, PSA and PSA/DNA are among the leading independent authentication and grading services in their respective markets.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2012, we have authenticated and graded more than 22 million coins.  In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2012, authenticated and graded over 15 million trading cards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2010 to 2012:

	Units Processed
	2012		2011		2010
Coins	1,974,700	58%	1,973,700	60%	1,708,200	57%
Trading cards	1,111,500	32%	1,089,500	33%	1,090,600	36%
Autographs	335,900	10%	240,100	7%	196,500	6%
Stamps(1)	14,000	-	13,900	-	19,000	1%
Total	3,436,100	100%	3,317,200	100%	3,014,300	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for authentication or grading:

	Declared Values (000’s)
	2012		2011		2010
Coins	$1,306,000	91%	$1,292,000	92%	$1,390,000	93%
Trading cards	92,000	6%	83,000	6%	73,000	5%
Autographs	25,000	2%	21,000	1%	18,000	1%
Stamps(1)	9,000	1%	8,000	1%	13,000	1%
Total	$1,432,000	100%	$1,404,000	100%	$1,494,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $4 to over $600 per item authenticated and graded, based primarily on the type of collectible authenticated or graded and the turnaround times selected by our customers, which range from one to approximately sixty days, as we charge higher fees for higher service levels, and our fees are not primarily based on the value of the collectible.  In fiscal 2012, our authentication and grading fees, per item processed, for all our businesses averaged $11.64.  In the case of coins, such fees ranged from $5 to $600 per coin, and averaged $14.89 per coin and, in the case of trading cards, ranged from $4 to $50 per card, and averaged $5.84 per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

The Impact of eBay and Other e-Commerce Websites on the Collectible Markets.  The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as Amazon, has overcome many of the inefficiencies that had characterized the traditional collectibles markets.  eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminate or reduce the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information.  However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet.  Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet.  As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide.  Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers.  The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  As of June 30, 2012, we employed 23 experts who have an average of 27 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

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

PSA Trading Card and Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards.  Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2012, we employed 15 experts who have an average of 26 years of experience in the collectible trading card market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis.  As of June 30, 2012, we employed 5 autograph experts with an average of 25 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s.  The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com.  The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on Collectors Corner.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  In addition, effective January 1, 2012, we began charging a listing fee for collectibles listed for sale on Collectors Corner.  Currently, there are over 72,000 collectibles, consisting primarily of coins, trading cards, currency and stamps that we have certified, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $68 million.  The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become one of the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins and trading cards certified by PCGS and PSA, respectively, bought and sold between dealers and consumers.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting.  Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 4,800 PSA Collectors Club members.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services.  On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

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

Our Growth Strategy

We have established leading brands in our existing collectibles markets, including PCGS, PSA and PSA/DNA.  We use those brands to promote Collectors Universe as the premier independent provider of authentication and grading services in the high-value collectibles markets, in order (i) to increase our market share among existing users of authentication and grading services and (ii) to increase the use of our services by the numerous collectors that do not currently use any independent third-party authentication or grading services.

Although we have authenticated and graded over 22 million coins since the inception of PCGS, and over 15 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 15% vintage trading cards have been authenticated and graded by independent providers of authentication and grading services.  Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States.  Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

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

▪
expanded our geographical reach by opening an office in Paris, France in 2010 and attended our first trade show in Hong Kong in fiscal 2012.  We intend to continue to build on our initial success in the grading and authentication of non-U.S. coins, with particular attention to the Asian market;

▪
launched PCGS Secure Plus to increase consumer confidence and introduce a new certification designation.  The PCGS Secure process uses laser scanning to help detect coins that have been artificially enhanced since their last certification and can also be used to help identify recovered stolen coins;

▪
provided numismatic information and value added content through our CoinFacts website, including dedicated pages for coins and access to information that can help determine coin values, including the PCGS Population Report auction prices realized and an expanded price guide that can be accessed for a subscription fee of $12.95 per month;

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

▪
developed and expanded our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and increase traffic on our websites;

▪
developed and linked buying and selling demand from our Set Registry program to Collectors Corner in order to increase the referrals of coin and trading card collectors to Collectors Corner dealer-subscribers, to enhance the value of the Collectors Corner dealer subscription and increase the preference, among dealers, for our brands in their respective markets;

▪	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

▪	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services;

▪	expanded our website information services, including auction results, reference materials and ongoing price guides and rarity reports; and

▪
We are currently developing a comprehensive plan to optimize all elements of our combined digital presence, which will include CCE, Collectors Corner, Collectors Club, all advertising on our various websites and CoinFacts.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia.  Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign quality grades to these collectibles.

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

         Our “Pull” Strategy.  We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us.  Those programs and initiatives include:

▪
Direct Advertising.  We directly address collectors by advertising our services in trade media in each of our markets.  We make personal appearances at major, national-market and international trade shows around the world that are attended by collectors, as well as dealers.  We also participate in and support programs conducted by non-profit associations whose members are primarily collectors, such as the American Numismatic Association.

▪
Set Registry Programs.  We provide collectors with the opportunity to participate in free Internet “Set Registry” programs that we host on our collectibles websites.  These programs encourage collectors to assemble full sets of related collectibles that have been authenticated and graded by us.  Generally, each registered set is comprised of between 50 and 200 separate, but related, collectibles.  Examples include particular issues of coins, such as Twenty Dollar Gold Double Eagles or Morgan Silver Dollars; particular sets of trading cards, such as all Hall of Fame pitchers or a particular team, like the 1961 Yankees.  Our Set Registry programs enable collectors:

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
to enter our annual Company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins and trading cards.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us.  To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us.  We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.  We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002.  As an indication of the popularity of our Set Registry programs, approximately 140,000 sets were registered on our Set Registries as of June 30, 2012, which represents a 10% increase over the number registered as of June 30, 2011.

▪
Collectors Clubs Subscription Program.  We also have established “Collectors Clubs” for coin and trading card collectors.  For an annual membership fee, ranging from $50 to $300, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  There are approximately 15,000 members in our Collectors Clubs.

▪
 Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase certified coins and other certified collectibles. Currently, there are over 100,000 certified coins being offered at bid and ask prices.  We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

▪
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and select for purchase coins, trading cards and items of currency that have been certified by us and are being offered for sale by dealers.  Currently, there are approximately 73,000 collectibles listed for sale on Collectors Corner.  All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner.  We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members of the marketplace and selling community. Items listed are at fixed prices with the opportunity to negotiate lower prices.  We believe that the increased turnover offered for items listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a trading card set in the PSA Set Registry, create increased brand preference for PCGS and PSA authenticated and graded items.

Our “Push” Strategy.  We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services.  Our marketing message is focused on the potential increase in marketability of the collectibles due to the increase in consumer confidence that is attributable to our independent authentication and grading of those collectibles.  These marketing programs include:

▪
Trade Publication Advertising and Direct Communications.  We communicate to dealers and auctioneers by direct contact and through advertising in trade media in the respective markets.  We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

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

▪
Expos.  We acquired Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows in Long Beach, California.  Expos assures us of  the continued availability of this show venue for our onsite authentication and grading services.

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

Registered Marks		Unregistered Marks
Collectors Universe	World Series of Grading	Coin Universe
PCGS	CU3000	Collectors.com
Professional Sports Authenticator	History in Your Hands	Set Registry
PSA		Expos Unlimited
PSA/DNA		Long Beach Coin, Stamp and Collectibles Expo
First Strike
Quick Opinion
Sports Market Report

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2012, we employed 43 experts in our authentication and grading operations, who have from 4 to 53 years, and an overall average of 26 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies.  However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us.  Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, at the customer’s option, to pay the difference in value of the item between its original grade as compared with its lower grade.  Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or trading card at the price that the then-owner paid for that collectible.  We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, management would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased.  Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us.  The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

Customer Service and Support

We devote significant resources, including a 24-person staff, who provide personalized customer service and support in a timely manner handling approximately 200 customer service calls per day, while also supporting our Set Registry and trade show programs.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded.  When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time.  We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts through June 30, 2012, we have chosen to purchase substantially all of the injection-molded plastic parts for our clear plastic holders principally from two suppliers.  For our highest volume most critical plastic part we have chosen to split the supply of this part between our two supplies.  For our other parts, we have one or the other of these suppliers manufacture the part.  There are numerous suppliers for these items, and we believe that, if necessary, we could alternate the supply of parts or obtain those items from other suppliers without significant cost to us.  However, if it were to become necessary for us to alternate between our two suppliers or to obtain another supplier, we might have to arrange for the fabrication of a die for the new supplier.  Fabrication of high-value precision dies can be a lengthy process.  Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to have our alternative supplier build parts, should the need to do so arise or should we decide to use another supplier for certain parts.

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

The principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness; (ii) an established reputation for integrity, independence and consistency in the application of grading standards; and (iii) responsiveness of service.  Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values.  We believe that our PCGS, PSA and PSA/DNA brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets.  Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market.  However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop.  The limited supply of experienced collectibles experts also operates as a barrier to entry.

Information Technology

We have developed a number of proprietary software systems for use in our authentication and grading operations, as well as for the operation and maintenance of our websites.  Custom applications include grading systems, inventory control and order tracking systems, and other internally developed applications to manage the day-to-day operations of the Company.  Websites have multiple customer-facing content/ information systems, including (but not limited to) PSA CollectibleFacts, PCGS CoinFacts, multiple price guide and population reports, and multiple eCommerce solutions.  Internally, these websites and applications are managed through a proprietary content management system.  The majority of internally developed systems are written in Microsoft C# .NET and, in some limited cases, Microsoft Visual Basic .NET (all using a number of high-availability Microsoft SQL Server clusters on the back end).  In fiscal year 2012, there were a number of legacy systems replaced or upgraded (including a significant upgrade to our Microsoft Dynamics NAV accounting/ERP system).

The majority of the information technology systems (both for internal use and on publicly-accessible websites) are located in our Southern California headquarters.  Smaller internal-use-only local area networks exist in our New Jersey, Paris, and Hong Kong operations centers.  The Southern California office maintains a dedicated computer room with:

•	24/7/365 monitoring and alerting of environmental conditions (including temperature, humidity, power status, etc.) through multiple/redundant hardware sensors and systems;
•	24/7/365 monitoring and alerting of website availability and performance through both in-house systems and third-party solution providers; and
•	24/7/365 monitoring and alerting of Internet-based security threats through internal security systems, dedicated hardware devices, and external third-party solution providers.

Cyber security is a top concern and is always contemplated when deploying new systems (both software and hardware).  To this end, key staff members maintain industry-standard security and audit certifications and regularly expand their security knowledge.

We maintain multiple Internet connections for both web serving and outbound Internet access.   Internet access points (across all offices) are protected with Cisco enterprise-level firewalls and security products.   Additionally, access to critical network components is protected by both local Intrusion Detection Systems (IDS) and a security-centric managed service provider.  In addition to the constant monitoring of these security devices, network security scans (of both internal and publicly-accessible servers) are performed on a regular basis.  These scans include penetration/intrusion testing, vulnerability assessments, and attack surface analysis.  We have multiple overlapping security infrastructures to mitigate potential single failures.

The Information Technology infrastructure in our smaller offices in New Jersey, Paris and Hong Kong is limited.  Therefore any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.  These risks are mitigated by a comprehensive data backup/protection solution, which includes both daily and long-term offsite data storage.

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

Employees

As of June 30, 2012, we had a total of 249 employees, of which 211 were full-time employees and 38 were part-time employees. Our authentication and grading-related businesses employed 199 people, including our 43 experts and 24 customer service and support personnel.  The other 50 employees included 5 in information services, 5 in marketing, 5 in our CCE subscription business, 19 in our Expos business (of which 18 were part-time employees) and 16 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider relations with our employees to be good.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles.  As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher price, faster turnaround times, also increase.  However, that also means that a decline in popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions and in the requests we receive for faster turnaround times and, therefore, also in our revenues and profitability.  We have found, over the years, as evidenced by the reduction in our modern coin grading fees in the fourth quarter of fiscal 2012, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our revenues and income depend significantly on revenues generated by our coin authentication and grading services.  A decrease in the level of submissions for these services, which historically has been impacted by changes in economic conditions, could adversely affect our revenues and results of operations.

Coin authentication and grading related services accounted for approximately 66%, 66% and 65% of our total net revenues in fiscal 2012, 2011 and 2010, respectively.  Our modern coin grading revenues represented approximately 24% of total revenues in fiscal 2012.  We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy or to delay buying collectible coins, (ii) the performance of the stock markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; and (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins.  This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

Moreover, if current economic conditions in the United States continue substantially unchanged for an extended period of time, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult during periods of adverse economic conditions, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles.  Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature.  Declines in purchases and sales, and in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used by sellers and purchasers of collectibles in conjunction with and to facilitate sale and purchase transactions.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; (ii) causing collectibles dealers and collectors to request longer turnaround times with respect to the collectibles they submit to us for grading, which would reduce our revenues, gross profit margin and operating results; and (iii) reducing the ability of customers to pay outstanding accounts receivable.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary consumer popularity or “fads” among collectors, or the popularity of certain marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees earned on collectibles that we authenticate and grade.  Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, which could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 12% of our total net revenues.

During the year ended June 30, 2012, five of our customers accounted, in the aggregate, for approximately 12% of our total net revenues.  As a result, the loss of any of those customers, each of which is a collectibles dealer, or a lower level of grading submissions by any of them, could cause our net revenues to decline and, therefore, could harm our operating results.  Moreover, historically, same-day on-site authentication and grading submissions at trade shows, on which we realize higher margins than on other submissions, have represented a significant portion of the authentication and grading submissions we have received from these customers.  Consequently, a material decline in trade show attendance or submissions by these customers would adversely affect, not only our revenues, but also our gross margin and, therefore, our operating results in the future.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability.  In addition, in fiscal 2011 and 2012, the Company began providing grading and authentication services in Paris, France and in Hong Kong and the Company plans to focus more attention on other international markets, particularly Asia. Those new services and international focus, however, may not meet expectations and may prove to be unprofitable and negatively impact our operating results.  Also, the current debt crisis and the recent onset of recessionary conditions in Europe could, in the future, adversely affect the number of coin authentication and grading submissions and, therefore, the revenues generated by and the financial results of our European operations.

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

In certain of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense.  Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs that will enable us to add collectibles experts, as necessary, both in the United States and overseas to grow our business and offset employee turnover that can occur from time to time.  If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.  Moreover, some of our experts could leave our Company to join a competitor or start a competing business.

We could suffer losses on authentication and grading warranties.

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade.  Those warranties with certain requirements for non-U.S. coins provide that:

▪
if a coin or trading card that we authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at its current market value; and

▪
if a coin or trading card that we graded and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the current market value or to pay the difference in its value at its original grade, as compared to its value at the lower grade.

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

The subtenant for one of our spaces in New York may not fulfill its obligations under the sublease agreement, thereby, increasing our net obligations.

In May 2010, the Company sublet one of its spaces in New York City that had been formerly occupied by our discontinued jewelry businesses.  Should the subtenant not fulfill its rental obligations under the sublease, which are payable over the lease term through 2015, it would adversely affect the cash used for discontinued operations and our losses incurred from discontinued operations in future periods.

There is no assurance that we will continue to pay cash dividends at current levels.

The Company’s current policy is to pay cash dividends to stockholders at $0.325 per share per quarter.  However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business.  Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors.  See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES”─Dividends in Part II, Item 5 of this Annual Report.

Our reliance on two suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders.  In addition, we incorporate security features into the holders to mitigate the risk of counterfeits.  In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of this part between our two supplies.  For our other parts, we have one or the other of these suppliers manufacture the part.  Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, which will give the Company more time to arrange production in the event of a termination of or interruption in service from our existing vendor.  If the replacement holders were not of comparable quality to our existing suppliers, or counterfeit holders were manufactured by a third party, we could expose ourselves to the potential for additional warranty claims in the event that tampering with our holders was not evident.  These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

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

In addition, our operations are dependent on our ability to protect our computer systems and network infrastructure from damage that could occur from physical break-ins, security breaches and other disruptive problems caused by the technology that we employ in our operations. Computer break-ins and security breaches also could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which could cause us to incur significant liability and possibly also damage our reputation.  Other disruptions due to problems on the Internet or actions of Internet users could make it difficult for our customers to access our websites.  In addition, difficulties encountered during planned system upgrades or re-implementations could lead to disruptions of our business.  Problems of this nature could adversely affect our business and operating results, and security breaches that would adversely affect the privacy of customer information could lead existing customers to terminate their business relationships with us.  Although we intend to continue to implement and upgrade sophisticated technology to prevent such disruptions and damage, there is no assurance that those measures will prove to be adequate or successful.

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

Acquisitions and the commencement of new businesses present risks, and we may be unable to achieve the financial and strategic goals of acquiring or commencing of any new business.

There may be opportunities that present themselves to acquire existing businesses or commence new businesses that would give us the opportunity to offer additional services to our existing customers or enter into new markets and, thereby increase our revenues and our earnings.  The purchase or commencement of a new business presents a number of risks and uncertainties, including (i) difficulties in integrating the new business into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) diversion of management time and capital resources from our existing businesses, which could adversely affect their performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses and the risk that we will be unable to integrate or retain such personnel; and (v) although, at present, we have no plans to make a significant acquisition,  the risk that the anticipated benefits of any acquisition or of the commencement of any new business may not be realized or changes we make to an acquired business may damage the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

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

We have not conducted an exhaustive search of possible prior users of our unregistered trademarks or service marks, including Coin Universe and Collectors.com.  Therefore, it is possible that our use of some of these trademarks or service marks may conflict with the rights of others.  As a result, we could face litigation or lose the use of some of these trademarks or service marks, which could have an adverse effect on our name recognition and result in a decrease in our revenues and an increase in our expenses.

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

In July 2009, we completed a modified “Dutch Auction” tender offer pursuant to which we repurchased a total of 1,749,828 of our outstanding shares of common stock, reducing the number of our shares that were outstanding.  Of the current outstanding shares of 8,106,657 at June 30, 2012, affiliates of the Company own a total of approximately 2,575,000 shares (or about 32% of the outstanding shares), the salability of which is restricted under applicable securities laws and which are, as a result, not included in our public float.  As a result, the trading volume of our shares is relatively low at a daily average of approximately 33,000 shares over the last 90 days, which can reduce the liquidity of our shares, making it more difficult for our stockholders to sell their shares and could depress and, therefore, make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain.  These factors include:

▪	increases or decreases in the numbers and mix of collectibles graded from period to period;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease approximately 46,000 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019.  We currently sublease 2,184 square feet of this office space to a related party subtenant with an expiration date that coincides with the expiration of the Company's lease.  In addition, we currently rent small office spaces in Paris, France and Hong Kong.

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

ITEM 3.  LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business.  We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Michael J. McConnell	46	Chief Executive Officer
David G. Hall	65	President
Joseph J. Wallace	52	Chief Financial Officer

Michael J. McConnell is, and since March 2009, has served as, the Company’s Chief Executive Officer and is and since July 2007 has been a director of the Company.  He also serves as a Non-Executive Director of PaperlinX Limited and Redflex Holdings Limited.  From 1998 to 2008, Mr. McConnell was a Managing Director and a member of the Executive Committee of Shamrock Capital Advisors, Inc., a manager of private equity, real estate and direct investment funds, including the Shamrock Activist Value Funds.  Prior to joining Shamrock in 1994, Mr. McConnell held various management positions at PepsiCo, Merrill Lynch and Kidder Peabody.  Mr. McConnell formerly served on the boards of directors of Ansell Limited, Nuplex Industries, Force Corporation, iPass, Inc., Port-link International, MRV Communications, Cosmoline Limited and Neo Technology Ventures.  Mr. McConnell received his B.A. in Economics from Harvard University and his MBA from the Darden School of the University of Virginia.

DAVID G. HALL has served as President of Collectors Universe since October 2001 and as a Director since its founding in February 1999.  From April 2000 to September 2001, Mr. Hall served as the Chief Executive Officer of the Company and as Chairman of the Board from February 1999 to October 2001.  Mr. Hall was a director of Professional Coin Grading Service, Inc., and was its Chief Executive Officer from 1986 to February 1999, when it was acquired by the Company.  Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 other individuals.  In 1990, Mr. Hall was named Orange County Entrepreneur of the Year by INC. Magazine.  In addition, Mr. Hall has written A Mercenary’s Guide to the Rare Coin Market, a book dedicated to coin collecting.  Mr. Hall invented and introduced the concept of and developed the business of independent third party grading of high value collectible coins and sports cards.  He is also known in the numismatics community as one of the leading experts in identifying and grading high value collectible coins and he is in demand as a speaker at coin conventions and trade shows.

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

PART II

ITEM 5.      MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2012 and 2011:

	Closing Share Prices		Cash Dividend
Fiscal 2012	High	Low	Per Share
First Quarter	$16.74	$13.80	$0.325
Second Quarter	14.97	12.43	0.325
Third Quarter	16.91	14.24	0.325
Fourth Quarter	16.25	13.22	0.325

	Closing Share Prices		Cash Dividend
Fiscal 2011	High	Low	Per Share
First Quarter	$13.46	$11.18	$0.30
Second Quarter	16.08	12.72	0.325
Third Quarter	14.12	13.11	0.325
Fourth Quarter	15.15	13.75	0.325

We had 101 holders of record and approximately 5,029 beneficial owners of our common stock as of June 30, 2012.

Dividends.  In October 2010, the Board of Directors approved an increase in the quarterly dividend to $0.325 per share per quarter.  Dividends paid to stockholders in fiscal 2012, 2011 and 2010 were $10,355,000, $9,944,000 and $5,943,000, respectively.

The declaration and payment of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company and its stockholders.  Accordingly, there is no assurance that, in the future, the amount of the quarterly cash dividend will not be reduced or that the payment of dividends will not be suspended or altogether discontinued.  However, the Company does not anticipate a change in its dividend policy, absent a significant reduction in revenues, a change in strategy or a significant downturn in the economy.

Dutch Auction Tender Offer.  On July 10, 2009, the Company purchased a total of 1,749,828 of its then outstanding shares in a “Dutch Auction” tender offer, at a price of $5.00 per share, for a total purchase price of approximately $8,910,000 (including the costs of conducting the tender offer of $160,000).

Share Buyback Program.  Separate from the Dutch Auction Tender Offer, in December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  There were no repurchases in fiscals 2012, 2011 and 2010.  We currently have $3.7 million available for share purchases under the share buyback program.  However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2012, 2011 and 2010, and the selected balance sheet data at June 30, 2012 and 2011 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2009 and 2008 and the related balance sheet data at June 30, 2010, 2009 and 2008 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations.  The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2012.

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

Consolidated Statement of Operations Data:
	Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net revenues(1)	$48,359	$44,432	$39,763	$35,914	$39,505
Cost of revenues	19,402	17,249	15,594	16,385	19,779
Gross profit(1)	28,957	27,183	24,169	19,529	19,726
Selling, general and administrative expenses	19,800	17,526	15,813	16,792	18,420
Impairment losses	-	1,368	-	649	-
Operating income	9,157	8,289	8,356	2,088	1,306
Interest income, net	104	98	89	284	1,138
Other (expense) income, net	(16)	(5)	30	14	6
Income before provision (benefit) for income taxes	9,245	8,382	8,475	2,386	2,450
Provision (benefit) for income taxes(2)	2,425	3,346	(8,330)	1,183	2,155
Income from continuing operations	6,820	5,036	16,805	1,203	295
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)(3)	(71)	83	(107)	(18,126)	(15,927)
Net income (loss)	$6,749	$5,119	$16,698	$(16,923)	$(15,632)

Net income (loss) per basic share:
Income from continuing operations	$0.86	$0.66	$2.26	$0.13	$0.03
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.02)	(1.99)	(1.71)
Net income (loss)	$0.85	$0.67	$2.24	$(1.86)	$(1.68)
Net income (loss) per diluted share:
Income from continuing operations	$0.85	$0.65	$2.20	$0.13	$0.03
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.01)	(1.98)	(1.69)
Net income (loss)	$0.84	$0.66	$2.19	$(1.85)	$(1.66)
Weighted average shares outstanding(4)
Basic	7,905	7,682	7,451	9,103	9,295
Diluted	7,987	7,798	7,637	9,135	9,419

Cash dividends paid on common stock	$10,355	$9,944	$5,943	$2,090	$8,517
Cash dividends declared per share of common stock	$1.30	$1.28	$0.80	$0.23	$0.91

	At June 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$21,214	$21,926	$20,321	$23,870	$23,345
Working capital – continuing operations	18,901	20,010	21,134	23,108	26,771
Working capital (deficit) – discontinued operations	(777)	(716)	(871)	(1,725)	(774)
Goodwill and Intangibles – continuing	3,871	3,228	5,010	5,402	6,661
Goodwill and Intangibles – discontinued	-	-	-	-	5,805
Total assets – continuing operations	36,236	36,302	38,452	35,989	42,567
Total assets – discontinued operations	209	209	234	284	9,451
Stockholders' equity	24,531	25,070	27,612	24,779	43,830

1.
Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $500,000, $605,000, $91,000, $394,000 and $1,046,000 in fiscal 2012, 2011, 2010, 2009 and 2008, respectively.  Such product revenues are not considered an integral part of our ongoing revenue generating activities.  The gross margins on product sales were (28)%, 28%, (45)%, (51)% and 7% in fiscal 2012, 2011, 2010, 2009 and 2008, respectively.

2.
The lower income tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2012. The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances against deferred tax assets at June 30, 2010.  See “Critical Accounting Policies and Estimates―Income Taxes, Deferred Tax Assets and Valuation Allowances.”

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

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia.  We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising and commissions earned on our websites; including Coinflation.com, which we acquired in September 2011; (ii) the sale of printed publications and collectibles price guides and advertising in our publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  Our revenues through June 2012 include revenues for our former stamp authentication and grading business, which we sold in June 2012.  We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue.  Our authentication and grading fees accounted for approximately 83% of our total net revenues in the year ended June 30, 2012.  The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin authentication and grading revenues are impacted by the number of modern coin submissions and the related average service fee earned on those submissions, both of which can be volatile and depend on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Our revenues are also affected by the volume of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher-priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that sometimes occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 12% of our total net revenues in the year ended June 30, 2012.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded in the fiscal years ended June 30, 2012, 2011, and 2010:

	Units Processed
	2012		2011		2010
Coins	1,974,700	58%	1,973,700	60%	1,708,200	57%
Trading cards	1,111,500	32%	1,089,500	33%	1,090,600	36%
Autographs	335,900	10%	240,100	7%	196,500	6%
Stamps(1)	14,000	-	13,900	-	19,000	1%
Total	3,436,100	100.0%	3,317,200	100%	3,014,300	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2012		2011		2010
Coins	$1,306,000	91%	$1,292,000	92%	$1,390,000	93%
Trading cards	92,000	6%	83,000	6%	73,000	5%
Autographs	25,000	2%	21,000	1%	18,000	1%
Stamps(1)	9,000	1%	8,000	1%	13,000	1%
Total	$1,432,000	100.0%	$1,404,000	100%	$1,494,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

Factors Affecting our Gross Profit Margins.  The gross profit margins we earn on collectibles authentication and grading submissions are impacted by many of the same factors that impact our revenues, as the average service fee and the resulting gross profit margin earned is affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions.  In addition, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period. Furthermore, the level of other related services in any period can impact the overall gross profit margin.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and more recently worries about sovereign debt obligations and credit ratings in the United States and Europe, because conditions of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase.  As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand.  By contrast, collectibles transactions and, therefore, the demand for our services generally declines during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or periods of stagnation or decline in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund acquisitions of established and/or early stage businesses.  In July 2009, the Company used approximately $8.9 million of available cash to purchase 1,749,828 shares of our common stock in a “Dutch Auction” tender offer.  We paid approximately $10.4 million, $9.9 million and $5.9 million in cash dividends to stockholders in fiscal 2012, 2011, and 2010, respectively.  In addition, our liquidity and financial position are impacted by the Company’s tax position because we have had net operating losses and other tax attributes available to offset or reduce taxes payable.  Through June 30, 2012, we had fully utilized all of our federal net operating losses and other tax attributes and have begun making estimated tax payments for federal income tax purposes at an estimated tax rate of 34%.

Trends and Challenges in and Opportunities for our Businesses

In response to the economic recession and the credit crisis that adversely impacted the volume of authentication and grading submissions to us during fiscal 2009, we implemented a cost reduction program to reduce our costs of revenue and our operating expenses to bring those costs and expenses more in line with our revenues and, thereby, increase our gross profits and operating income.  That program, combined with the increase in our coin authentication and grading revenues, resulted in operating income (before a non-cash impairment loss in 2011) increasing from $2.7 million in 2009, to $8.4 million in 2010 and $9.7 million in 2011.  In 2012, despite a 9% increase in revenues, operating income declined to $9.2 million, primarily as a result of a decline in revenues from modern coins in the fourth quarter of fiscal 2012.  Through the six months ended December 31, 2011, our modern coin grading fees were up 34%, compared to the comparable period of the prior year, whereas, for the year ended June 30, 2012, those fees increased by only 2%.  In the third quarter of fiscal 2012, our modern coin grading fees were substantially unchanged, compared to the third quarter of fiscal 2012, and in the fourth quarter of 2012, our modern coin grading fees declined by approximately $1.1 million, or 31%, compared to the fourth quarter of fiscal 2011.  Our modern coin fees can be volatile depending on the timing and size of marketing programs by the United States Mint and by customers and dealers who specialize in sales of such coins.  See “Factors That Can Affect Operating Results and our Financial Position: Net Revenues” as part of this section.

Overview of Fiscal 2012 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2012 and 2011:

	Year Ended June 30, 2012		Year Ended June 30, 2011
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$48,359	100.0%	$44,432	100.0%
Cost of revenues	19,402	40.1%	17,249	38.8%
Gross profit	28,957	59.9%	27,183	61.2%
Selling and marketing expenses	6,844	14.2%	6,029	13.6%
General and administrative expenses	12,956	26.8%	11,497	25.9%
Impairment losses	-	-	1,368	3.0%
Operating income	9,157	18.9%	8,289	18.7%
Interest income, net	104	0.2%	98	0.2%
Other (expense) income, net	(16)	-	(5)	-
Income before provision for income taxes	9,245	19.1%	8,382	18.9%
Provision for income taxes	2,425	5.0%	3,346	7.6%
Income from continuing operations	6,820	14.1%	5,036	11.3%
Income (loss) from discontinued operations	(71)	(0.1)%	83	0.2%
Net income	$6,749	14.0%	$5,119	11.5%
Net income (loss) per diluted share:
Income from continuing operations	$0.85		$0.65
Income (loss) from discontinued operations	(0.01)		0.01
Net income	$0.84		$0.66

As discussed above under “Trends and Challenges in and Opportunities for our Businesses” our operating income before the impairment loss in 2011 decreased from $9.7 million in fiscal 2011 to $9.2 million, due primarily to lower revenues from our modern coin fees in the fourth quarter of fiscal 2012, compared to the same period of fiscal 2011.

The lower tax provision in fiscal 2012, compared to fiscal 2011, reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2011.

These, as well as other factors affecting out operating results are described in more detail below.  Also see “Factors that Can Affect our Operating Results and Financial Condition” “Critical Accounting Policies and Estimates―Long-Lived Assets Other Than Goodwill, Goodwill and Income Taxes, Deferred Tax Assets and Valuation Allowances” and “Results of Operations” below.

Critical Accounting Policies and Estimates

General.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost or fair value.  In determining the fair value of certain of our assets, principally accounts and notes receivable inventories, goodwill and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact, e.g., our ability to fully collect our accounts receivable or realize the value of our inventories in future periods.  Those judgments, estimates, and assumptions are based on current information available to us at that time.  Many of these conditions, trends and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates.  Changes in such estimates may require that we reduce the carrying values of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

We have acquired certain businesses and assets (some of which are now classified as part of discontinued operations, as we have closed, or disposed of such assets), and in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to ongoing evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  If it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

We also estimate losses associated with the disposal of a business or the sale of assets when a decision has been made to dispose of or discontinue such business or sell such assets.  In accordance with GAAP, assets available for sale are stated at the lower of cost or their net realizable value.  In addition, the estimated fair value of liabilities for employee terminations is recognized as of the date such terminations are communicated to the affected employees and for lease obligations as of the date we cease using the real property or equipment subject to the lease.

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

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual free grading vouchers, the Company began recognizing revenue attributable to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fee continues to be recognized over the life of the membership. This refinement of the Company’s revenue recognition policy resulted in approximately $300,000 of revenues being deferred that we otherwise would have recognized in the six months ended at June 30, 2012.

In the case of our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place.  For PCGS’s CoinFacts and Certified Coin Exchange subscription revenues, we recognize revenue ratably over the relevant subscription period.

We recognize the revenue from the sale of products when it is shipped to the customer and all the requirements for revenue recognition have been satisfied.  Such products consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program and those product sales are not considered an integral part of our ongoing revenue generating activities.

Accrual for Losses on Facility Leases.  As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations.  We retained a commercial real estate broker to sublease those facilities on our behalf and established estimated loss accruals of $4,454,000 for liabilities under those leases.  In May 2010, we entered into agreements to reduce those lease obligations, whereby one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities and the cumulative effect of the change of approximately $500,000 resulting from the revision, was recognized as a reduction to the liability.  As a result of those changes, our ongoing payments of the obligations and the recognition of accretion expense, the remaining obligations were approximately $2,782,000 at June 30, 2012.  We will continue to review and, if necessary, make adjustments to these accruals on a quarterly basis.

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis.  We regularly review our accounts receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances.  Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors to pay their accounts in full.  Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses.  At June 30, 2012 and 2011, the allowances for doubtful accounts were $70,000 and $66,000, respectively.

Inventory Valuation Reserves.  Our collectibles inventories, which consist primarily of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values.  The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories.  Additionally, due to the relative uniqueness and special features of some of the coin collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.  As a result, we review the market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters.  In the event that a collectible is sold for a price below its carrying value, we record a charge to operating income.  At June 30, 2012 and 2011, collectibles inventories were $2,651,000 and $2,318,000, and inventory reserves were $378,000 and $126,000, respectively.  See note 5 to the Consolidated Financial Statements.  If we liquidate collectible coins at amounts below their carrying value, we may incur losses in excess of our recorded inventory reserves.

Grading Warranty Costs.  We offer a limited warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the estimated re-graded value of the collectible, which will be lower than the price we paid to purchase the item.  We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis.  There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above).  However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any gains or losses on the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves. See note 9 to the consolidated financial statements for activity in our warranty reserves.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  When testing for impairment, we consider qualitative factors, and where determined necessary by management, we proceed to the two-step goodwill impairment test.  When applying the two-step impairment test, we apply a discounted cash flow model or an income approach to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter ended September 30, 2011, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of those reporting units and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

As discussed in previous filings, the Company recognized impairment losses of $1,368,000 in fiscal 2011 related to Expos, including goodwill of $743,000 and intangible assets of $625,000 (see Long-Lived Assets Other Than Goodwill).  We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2012 and concluded that no further impairment had occurred.

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

Based on such reviews at June 30, 2011, we determined that impairment losses had occurred with respect to certain long-lived assets of our Expos business, and we therefore recognized impairment losses of $625,000 for intangible assets in fiscal 2011, comprising a loss of $460,000 for the Expos tradename and $165,000 for the customer database. See Goodwill above.

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

We recognize stock-based compensation expense for service-based stock option awards using the Black-Scholes option valuation method.  Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.  In addition, we recognize and report stock-based compensation expense, net of a forfeitures with respect to outstanding awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  We monitor the rate of forfeitures closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method.  No options were granted in fiscal years 2010 through 2012, and all options previously granted had become fully vested as of June 30, 2012.

Service-based stock awards that are granted to members of our Board of Directors on an annual basis and to certain members of senior management are recognized as stock-based compensation over the requisite service period.

Restricted Shares

Annual Director Grants. We grant restricted stock awards to each outside director with a grant date value of $35,000 per director on an annual basis with respect for which the only condition for vesting is continued service during the specified vesting periods.

Fiscal 2011 and 2010-Management Restricted Stock Awards.  In August 2011 and 2010, the Compensation Committee of the Board of Directors definitively determined that the Company had achieved the financial performance goal for fiscals 2011 and 2010, respectively.  As a result, stock-based compensation on the remaining unvested shares granted for those respective years is being recognized over the remaining service period, dependent on the continued service of the Participant.

Fiscal 2012-Management Restricted Stock Awards.

On July 19, 2011, the Compensation Committee awarded 92,000 restricted shares to executive officers and senior management (“Participant”), pursuant to the Company’s stockholder approved 2006 Equity Incentive Plan (the “2006 Plan”).  Those restricted shares are subject to certain risks of forfeiture, which are summarized below.

(1)  Service-Contingent Shares.  The vesting of 50% of the restricted shares is contingent on the Participants remaining in continuous service of the Company (the “Service-Based Shares”) and will vest in sixteen equal quarterly installments through June 2015, with the exception of the Company’s chief executive officer, whose service contingent shares vest over eight quarters through June 30, 2013.

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

Management estimated the fair value of the 92,000 shares of restricted stock to be $1,440,000 based on the closing price per share of the Company’s common stock of $15.65 on the grant date, of which $720,000 relates to the service-based awards and $720,000 relates to the performance-based awards.  For service-based awards, we record stock-based compensation expense over the requisite service periods that commenced on July 19, 2011 and that will continue through June 30, 2015.  In December 2011, the Company began recognizing stock-based compensation for the Performance Contingent Shares on the basis that it was probable that the Company would meet 100% of the financial performance goal for fiscal 2012.  In August 2012, it was determined by the Compensation Committee of the Board of Directors, that the Company had achieved approximately 97% of the financial performance goal for 2012, and, as a result, approximately 83% of the Performance Contingent Shares qualified for vesting at that time, and approximately $57,000 of expense recognized in the nine months ended March 31, 2012 was reversed in the fourth quarter of 2012.

The Company recognized total stock-based compensation related to options and restricted shares of $1,244,000, $1,131,000 and $968,000 for fiscal years ended June 30, 2012, 2011, and 2010, respectively.

Capitalized Software.  In fiscal years 2012, 2011 and 2010, we capitalized approximately $248,000, $9,000 and $35,000, respectively, of software development costs related to a number of in-house software development projects.  GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years.  On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred.  During the fiscal years ended June 30, 2012, 2011 and 2010, we recorded approximately $83,000, $267,000 and $466,000, respectively, as amortization expense related to such capitalized software projects.

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

The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million and a lower effective tax rate resulting from a change in the Company’s state apportionment factors, both recognized in the fourth quarter of fiscal 2012.  In fiscal 2011, the Company recognized income tax provisions of $3.3 million based on an estimated annual effective tax rate of 40%.

In earlier years, we had established valuation allowances against our deferred tax assets.  At June 30, 2010, we concluded that it had become more likely than not, that we would be able to realize all of our remaining deferred tax assets.  As a result, the valuation allowances against our deferred tax assets were released at June 30, 2010.  Of this tax benefit of approximately $13.0 million, approximately $4.8 million was utilized to offset current fiscal 2010 taxable income, and the balance of $8.2 million was recognized as an income tax benefit in the 2010 statement of operations.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	40.1%	38.8%	39.2%
Gross profit	59.9%	61.2%	60.8%
Operating expenses:
Selling and marketing expenses	14.2%	13.6%	12.7%
General & administrative expenses	26.8%	25.9%	27.1%
Impairment losses	-	3.0%	-
Total operating expenses	41.0%	42.5%	39.8%
Operating income	18.9%	18.7%	21.0%
Interest and other income, net	0.2%	0.2%	0.3%
Income before provision (benefit) for income taxes	19.1%	18.9%	21.3%
Provision (benefit) for income taxes	5.0%	7.6%	(21.0)%
Income from continuing operations	14.1%	11.3%	42.3%
Loss from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(0.1)%	0.2%	(0.3)%
Net income	14.0%	11.5%	42.0%

Net Revenues.  Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs.  Through June 2012, we were also engaged in the authentication and grading of stamps.  To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites (including Coinflation.com, which we acquired in September 2011) and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts and Collectors Club; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2012, 2011 and 2010 between grading and authentication services revenues and other related services (including product revenues):

					2012 vs. 2011
	2012		2011		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees(1)	$39,991	82.7%	$36,983	83.2%	$3,008	8.1%
Other related services(1)	7,868	16.3%	6,844	15.4%	1,024	15.0%
Total service revenues	$47,859	99.0%	$43,827	98.6%	$4,032	9.2%
Product revenues	500	1.0%	605	1.4%	(105)	(17.4)%
Total net revenues	$48,359	100.0%	$44,432	100.0%	$3,927	8.8%

					2011 vs. 2010
	2011		2010		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees(1)	$36,983	83.2%	$33,509	84.3%	$3,474	10.4%
Other related services(1)	6,844	15.4%	6,163	15.5%	681	11.0%
Total service revenues	$43,827	98.6%	$39,672	99.8%	$4,155	10.5%
Product revenues	605	1.4%	91	0.2%	514	564.8%
Total net revenues	$44,432	100.0%	$39,763	100.0%	$4,669	11.7%

(1)
Revenues for 2011 and 2010 have been reclassified to reflect the free grading voucher revenues as authentication and grading fees rather than other related services in accordance with the Company’s updated policy for Collectors Club revenues (see “Critical Accounting Policies and Estimates:  Revenue Recognition” above).

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded (in thousands):

					2012 vs. 2011
	2012		2011		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$31,932	66.0%	$29,389	66.1%	$2,543	8.7%	1,000	0.1%
Cards and Autographs(1)	11,335	23.5%	10,229	23.0%	1,106	10.8%	117,800	8.9%
Other (2)	4,592	9.5%	4,209	9.5%	383	9.1%	100	0.7%
Product revenues	500	1.0%	605	1.4%	(105)	(17.4)%	-	-
	$48,359	100.0%	$44,432	100.0%	$3,927	8.8%	118,900	3.6%

					2011 vs. 2010
	2011		2010		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$29,389	66.1%	$25,689	64.6%	$3,700	14.4%	265,500	15.5%
Cards and Autographs(1)	10,229	23.0%	9,746	24.5%	483	5.0%	42,500	3.3%
Other (2)	4,209	9.5%	4,237	10.7%	(28)	(0.7)%	(5,100)	(26.8)%
Product revenues	605	1.4%	91	0.2%	514	564.8%	-	-
	$44,432	100.0%	$39,763	100.0%	$4,669	11.7%	302,900	10.0%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)
Includes the revenues of our stamp authentication and grading business (which we sold on June 29, 2012), CCE subscription fees, Coinflation.com, CFC interest income and the revenues of our Expos convention business.

Fiscal 2012 vs. 2011.  For fiscal 2012, our total service revenues increased by $4,032,000 or 9.2% compared to fiscal 2011 and included increases of $3,008,000 or 8.1% in authentication and grading fees and $1,024,000 or 15% in other related service revenues.  The $3,008,000 increase in authentication and grading fees included increases of $2,058,000, or 8% in coin fees, and $1,033,000, or 11% in cards and autograph fees.  Authentication and grading fees were lower in fiscal 2012 by approximately $300,000, resulting from the refinement in the Company’s revenue recognition policy for Collectors Club. See Critical Accounting Policies and Estimates: Revenue Recognition.

The 8.1% increase in our authentication and grading fees, compared to a 3.6% increase in the number of units authenticated and graded in fiscal 2012, relates to an increase in the average service fee earned on coins, primarily driven by increases in the average service fees earned for the authentication and grading of modern and world coins, due to the mix of services provided and due to pricing initiatives on certain of our modern coin programs.

World coin authentication and grading revenues grew by approximately $1,723,000 or 73% in fiscal 2012, compared to the same periods of the prior year, reflecting increased submissions of world coins, including grading at our Paris, France facility and in Hong Kong.  Our modern coin authentication and grading fees increased by $249,000 or 2% in fiscal 2012, compared to the same periods of the prior year, reflecting marketing programs by the U.S. Mint and by our dealers and customers.  Show authentication and grading revenues were substantially unchanged and increased by approximately $30,000 or 1% for fiscal 2012.  Vintage authentication and grading fees increased by $56,000 or 1% in fiscal 2012.  Vintage authentication and grading fees were impacted by the refinement in the Company’s revenue recognition policy for Collectors Club, which resulted in an increased deferral of coin authentication and grading fees of approximately $232,000.

Our coin authentication and grading fees grew by 8% in fiscal 2012, compared to fiscal 2011; however, in the fourth quarter of fiscal 2012, our coin authentication and grading fees declined by 14%, compared to the fourth quarter of fiscal 2011, due primarily to a decrease in modern coin fees.  We attribute the decrease to sales of Silver and Gold Eagles from the US Mint being down approximately 22% and 48%, respectively, for the six months ended June 30, 2012, as compared to the same period last year.  This general market decline is impacting our customers who submit modern coins to us.  Therefore, it is uncertain what level of growth, if any, we can expect or if we may experience a decline in coin revenues in fiscal 2013, compared to fiscal 2012.

As discussed under “Factors That Can Affect our Operating Results and Financial Position”, the level of modern coin and trade show revenues can be volatile, as evidenced by the fact that modern coin revenues decreased by $1.1 million in the fourth quarter of fiscal 2012, compared to the same quarter of fiscal 2011, and therefore it is uncertain what level of growth in those revenues, if any, will be achieved in future quarters.  In addition, the increase in our authentication and grading fees earned, also reflects increased submissions of world coins from overseas, particularly Asia, and authentication and grading at our Paris, France and Hong Kong facilities, and it is uncertain whether the increased fees earned from the authentication and grading of world coins can continue at the levels achieved in fiscal 2012 or whether we can expect continued future growth.  However, management plans to continue to focus attention on world coins as a growth opportunity for us.

Despite that decline in our coin authentication and grading fees in the fourth quarter of fiscal 2012, our coin authentication and grading business represented approximately 66% of total revenues in both fiscal 2012 and 2011, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increase of $1,033,000, or 11% in authentication and grading fees for cards and autographs, included a 6% increase in cards and a 22% increase in autographs, reflecting increased submissions and a higher average service fee.

The increases in revenues from other related services of $1,024,000 or 15% in fiscal 2012, included increases in advertising and commission revenues (including revenues earned in fiscal 2012 by Coinflation.com, which we acquired in September 2011 and which accounted for revenues of $322,000 in fiscal 2012), revenues from our CCE web-based subscriptions related fees, partially offset by a reduction in the revenues of our Expos collectibles trade show management business.

Fiscal 2011 vs. 2010. For fiscal 2011, our total net service revenues increased by $4,155,000 or 10.5%, from $39,672,000 in fiscal 2010 to $43,827,000 in fiscal 2011, and comprised increases of $3,474,000, or 10.4%, in grading and authentication fees and $681,000, or 11%, in other related services.

The increased authentication and grading fees of $3,474,000 in fiscal 2011, was attributable to (i) increased coin authentication and grading fees of $3,275,000 or 13.4%; and (ii) increased PSA/DNA autograph authentication and grading fees of $659,000 or 27.6%.  These increases were partially offset by decreases of $323,000 or 5.3% and $137,000 or 22.6% in our sportcards and stamp authentication and grading fees, respectively.

The increase in fees generated from coins authenticated and graded of 13.4% in fiscal 2011, compared to fiscal 2010, reflects the mix of fees earned from shows, vintage, modern coins and world coins (including France) grading in the respective periods.  Our modern coin grading and authentication fees increased by approximately $1,900,000 or 21%, reflecting marketing programs by the U.S. Mint and by our customers and dealers in the second half of the year.  World coin authentication and grading revenues grew by approximately $1,300,000 or 128%, reflecting increased submissions of world coins, including grading at our Paris, France facility. Vintage authentication and grading fees increased by approximately $260,000 or 3%.  Show authentication and grading revenues decreased by approximately $260,000 or 6%, reflecting lower average grading fees earned per show in fiscal 2011.

The increases in other related services of $681,000 or 11%in fiscal 2011 included web-based subscriptions, including CCE of $636,000 and advertising revenues of $241,000, partially offset by a reduction in the revenues of our Expos collectibles trade show convention business and our CFC Dealer Financing business, which we have wound down.

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

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Gross profit services	$60.8%	$61.6%	$61.0%
Gross profit product sales	(27.7)%	27.8%	(44.6)%
Total	59.9%	61.2%	60.8%

As indicated in the above table, our services gross profit margin was 60.8% for fiscal 2012, compared to 61.6% for fiscal 2011.  But, for the deferral of approximately $300,000 related to the refinement of the Company’s Collectors Club revenue recognition policy, the services gross profit margin would have been 61.0% in fiscal 2012.  There can be some period-to-period variability in the services gross profit margin depending upon the mix of revenues in any quarter and the seasonality of our businesses.  During the fiscal year ended June 30, 2012, our quarterly services gross profit margin varied between 59% and 62%.  In addition, our gross profit margin will typically increase as the number of units graded and authenticated increases due to the relatively fixed nature of certain of our direct costs.

Fiscal 2011 vs. 2010. Our services gross profit margin increased to 61.6% in fiscal 2011 from 61.0% in fiscal 2010.  The gross profit margin for our Expos business declined in fiscal 2011, reflecting lower revenues and slightly higher direct costs as we attempted to offset declines in revenues in that business.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Selling and marketing expenses	$6,844	$6,029	$5,068
As a percentage of net revenues	14.2%	13.6%	12.7%

The increase in selling and marketing expenses of $815,000 in fiscal 2012, compared to fiscal 2011, was primarily attributable to the Company’s coin authentication and grading business and was comprised of increased trade show and business development costs of $483,000 (which included costs associated with attending and providing authentication and grading services for the first time in Hong Kong), increases of $134,000 in performance-related incentives and general sales and marketing expense increases (including personnel costs) to support the growth in the business in the current year periods.

Fiscal 2011 vs. 2010. The increase of $961,000 in selling and marketing expenses in fiscal 2011,  compared to fiscal 2010, primarily related to our coin business and included (i) increased performance-related incentives of approximately $260,000 due to higher revenues in the current year; and  (ii) increased costs of approximately $520,000 related to our Paris, France authentication and grading and promotional activities, including approximately $420,000 related to conducting eight coin shows in Paris in fiscal 2011; and (iii) other sales and marketing payroll and outside services associated with increased revenues.

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

The following table compares our G&A expenses that we incurred in fiscal 2012 to the G&A expenses we incurred in fiscal 2011 and 2010 (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
General & administrative expenses	$12,956	$11,497	$10,745
As a percentage of net revenues	26.8%	25.9%	27.1%

G&A expenses increased by $1,459,000 in fiscal 2012, compared to fiscal 2011, and represented 26.8% of revenues, compared to 25.9% of revenues in fiscal 2011, respectively.  The dollar increase was primarily comprised of (i) compensation and performance-related incentive costs of approximately $760,000 in fiscal 2012, related to the performance-based incentives and increased personnel costs to support the growth of the business; (ii) consulting and outside services fees of $388,000 in connection with system modifications, upgrades and temporary help.  In addition, non-cash stock-based compensation increased by $113,000 in fiscal 2012 related to restricted stock grants to officers and other key management personnel (see “Stock-Based Compensation below”).

2011 vs. 2010.  G&A expenses increased by $752,000 in fiscal 2011, compared to fiscal 2010.  The dollar increase primarily related to the Company’s coin business and included (i) outside consultant services of approximately $275,000 incurred in connection with the development of a more advanced technology system (designed to enhance our ability to identify counterfeit or altered coins) and certain internal system modifications, (ii) increased compensation and incentive costs of approximately $500,000 in support of the growth of the business, and (iii) outside legal and compliance services incurred of approximately $130,000.  In addition, non-cash stock-based compensation increased by $163,000 in fiscal 2011 related to restricted stock grants to management (see “Stock-Based Compensation Expense below”).  These cost increases were partially offset by reductions in capitalized software amortization of approximately $200,000, as certain capitalized projects become fully amortized, depreciation costs of $54,000 and other G&A costs in fiscal 2011.

Impairment Losses
	Fiscal Year Ended June 30, (Dollars in thousands)
	2012	2011	2010
Impairment losses on intangible assets	$-	$625	$-
Impairment loss on goodwill	-	743	-
	$-	$1,368	$-

The impairment losses in fiscal 2011 were attributable to an impairment in our Expos business.  See “Critical Accounting Policies and Estimates―Goodwill and Long-Lived Assets Other Than Goodwill.”

Stock-Based Compensation Expense

We recognized stock-based compensation expense, arising from the grants of restricted stock and stock option awards, of $1,244,000, $1,131,000 and $968,000 during fiscal 2012, 2011 and 2010, respectively.  Stock-based compensation expense is recorded as part of (i) costs of sales, in the case of stock awards granted to employees whose costs are classified as cost of revenues; and (ii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel, as follows (dollars in thousands):

	Fiscal Year Ended June 30,
Included In:	2012	2011	2010
General and administrative expenses	$1,244	$1,131	$968

The increases in stock-based compensation expense that arose in both fiscal 2012 and 2011 were due primarily to the recognition of stock-based compensation expense for the restricted stock awarded to the Company’s senior management in fiscal 2012 and 2011, partially offset by reduced stock-based compensation for stock option awards.  Stock-based compensation is determined based upon the grant date fair value of the Company’s common stock.  See “Critical Accounting Policies and Estimates―Stock-Based Compensation Expense” above in this Item 7 of this Annual Report.

No stock options were granted in fiscals 2010 through 2012.  When applicable, we calculate stock-based compensation by estimating the fair value of stock options as of their respective grant dates using the Black-Scholes option valuation model and various assumptions that are described in note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report and recognize such costs on a straight-line basis over the vesting period of the options.

A total of $830,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2012 and will be recognized as compensation expense as follows (dollars in thousands):

Year Ending June 30,
2013	501
2014	197
2015	132
Total	$830

These amounts, which are non-cash expenses, do not include the cost of any additional stock-based compensation awards that may be granted in future periods nor, as mentioned above, any changes that might occur in the Company’s forfeiture rate (see note 13 to our consolidated financial statements included in Item 8 of this Report).

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds, short-term bank certificates of deposit and commercial paper instruments and tax-free funds.  Such interest income does not include the interest that we generated on loans that we have made pursuant to our dealer-financing program in 2010, which are included in net revenues in that period.  The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Interest income, net	$104	$98	$89

Due to the continued low interest rates prevailing in all periods, interest income, net, was $104,000, $98,000 and $89,000 in fiscal 2012, 2011 and 2010, respectively.

Provision for Income Taxes
	Fiscal Year Ended June 30, (Dollars in thousands)
	2012	2011	2010
Provision (benefit) for income taxes	$2,425	$3,346	$(8,330)

The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million and a lower effective tax rate, resulting from a change in the Company’s state apportionment factors, both recognized in the fourth quarter of fiscal 2012

The income tax provision of $3,346,000 in fiscal 2011 represented an estimated annual effective tax rate of approximately 40%.

The income tax benefit of $8,330,000 in fiscal 2010 was primarily due to the release of valuation allowances, as a result of improved operating results for fiscal 2010 and management’s assessment that it was more likely than not that the Company would realize substantially all of its deferred tax assets at June 30, 2010.  See “Critical Accounting Policies and Estimates―Income Tax, Deferred Tax Assets and Valuation Allowances.”

Discontinued Operations
	Fiscal Year Ended June 30, (Dollars in thousands)
	2012	2011	2010
Income (loss) from discontinued operations, net of losses on sales of discontinued businesses (net of income taxes)	$(71)	$83	$(107)

The losses from discontinued operations (net of income taxes), related to ongoing accretion expenses of $150,000, $166,000 and $224,000 in fiscal years 2012, 2011 and 2010, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of license fee income of $51,000 and $42,000 in fiscal 2012 and 2011, respectively, arising from the disposal of the Company’s former currency authentication and grading business.  In fiscal 2011, there was income of approximately $216,000 from the sale of the Company’s Gemprint and remaining diamond assets and a reduction of $22,000 in a severance accrual as a result of the settlement of the obligation.

See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2010 and ending on June 30, 2012.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-K.  These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season.  As discussed under “net revenues” in the fourth quarter of fiscal 2012, net revenues were lower than the comparable period of fiscal 2011, due to a $1.1 million decline in the revenues earned from the authentication and grading of modern coins.

Our collectibles trade show business adds to the variability in our quarter-to-quarter operating results, as its revenues vary based on the timing of the collectibles trade shows it conducts.  Generally, the revenues of this business are higher in the first, third and fourth quarters of our fiscal years, compared to the second quarter, because the Long Beach, California Collectibles Shows (the larger of the two trade shows that it conducts) take place during the first, third and fourth quarters. In fiscal 2012, we exited the Santa Clara show which, in previous years, took place in the second and fourth quarters.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
Statement of Operations Data:
Net revenues	$9,755	$9,600	$12,818	$12,259	$12,072	$11,472	$13,082	$11,733
Cost of revenues	3,774	3,895	4,907	4,673	4,725	4,717	5,064	4,896
Gross profit	5,981	5,705	7,911	7,586	7,347	6,755	8,018	6,837
Operating Expenses:
SG&A expenses	4,142	4,154	4,598	4,632	4,854	4,861	5,104	4,981
Impairment losses (1)	-	-	-	1,368	-	-	-	-
Operating income	1,839	1,551	3,313	1,586	2,493	1,894	2,914	1,856
Interest and other income, net	24	28	36	5	20	18	26	24
Income before income taxes	1,863	1,579	3,349	1,591	2,513	1,912	2,940	1,880
Provision (benefit) for income taxes (2)	745	609	1,381	611	1,019	795	1,209	(598)
Income from continuing operations	1,118	970	1,968	980	1,494	1,117	1,731	2,478
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(13)	(22)	-	118	(18)	(32)	7	(28)
Net income	$1,105	$948	$1,968	$1,098	$1,476	$1,085	$1,738	$2,450
Net income (loss) per basic share:
From continuing operations	$0.15	$0.13	$0.25	$0.13	$0.19	$0.14	$0.22	$0.31
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	(0.01)	-	0.01	-	-	-	-
Net income	$0.15	$0.12	$0.25	$0.14	$0.19	$0.14	$0.22	$0.31
Net income per diluted share:
From continuing operations	$0.14	$0.12	$0.25	$0.13	$0.19	$0.14	$0.22	$0.31
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	0.01	-	-	-	-
Net income	$0.14	$0.12	$0.25	$0.14	$0.19	$0.14	$0.22	$0.31
Weighted average shares outstanding
Basic	7,502	7,732	7,727	7,716	7,854	7,904	7,922	7,933
Diluted	7,725	7,820	7,841	7,806	7,965	7,999	8,020	7,972

(1)
The impairment losses recognized in the fourth quarter of fiscal 2011, related to our Expos business.  See “Critical Accounting Policies and Estimates-Goodwill and Long-Lived Assets Other Than Goodwill.”

(2)
The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of $1.3 million and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2012.

	Quarter Ended (In thousands)
	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
Selected Operating Data:
Units authenticated or graded
Coins	448	404	576	546	479	429	571	496
Trading cards and autographs	344	302	340	343	353	349	366	379
Stamps	4	4	3	3	4	4	3	3
Total	796	710	919	892	836	782	940	878

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2012, we had cash and cash equivalents of $21,214,000, as compared to cash and cash equivalents of $21,926,000 at June 30, 2011 and $20,321,000 at June 30, 2010.

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

During fiscal 2010, we used approximately $8,750,000 (excluding expenses) to purchase a total of 1,749,828 of our shares of common stock in a “Dutch Auction” tender offer and approximately $5,943,000 to pay cash dividends to our stockholders.  In fiscal 2011 and 2012, we paid $9,943,000 and $10,355,000, respectively, in dividends to stockholders.

Cash Flows.

Cash Flows from Continuing Operations.  During the fiscal years ended June 30, 2012, 2011 and, 2010, our operating activities from continuing operations generated cash of $11,223,000, $11,284,000 and $10,529,000, respectively, primarily reflecting income from continuing operations, as adjusted for non-cash expenses (including deferred income taxes, stock-based compensation and impairment losses), and, to a lesser extent, changes in current assets and current liabilities, due to the timing of activities during those periods.  The Company has paid minimal taxes in fiscal years 2010 through 2012 due to the availability of tax operating losses and other tax attributes to offset current taxable income.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $437,000, $716,000 and $1,303,000 in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.  In 2010 to 2012 cash used in discontinued operations related primarily to the payment of ongoing obligations for the New York lease commitments.  In June 2010, we subleased one of the spaces to a third party and returned the second space to the landlord with only a financial obligation remaining, which reduced the payments in fiscal 2011 and 2012.  In addition, there was a severance payment in fiscal 2011.

Cash from or Used in Investing Activities.  Investing activities used cash of $1,716,000 during fiscal 2012.  In fiscal 2012, the Company paid $1,300,000 for capital expenditures and capitalized software costs for upgrading our software systems and infrastructure equipment, including capital expenditure related to the Company’s expansion into Asia and $550,000 for the purchase of the assets of Coinflation.com.  These payments were partially offset by cash received of $50,000 from the sale of property and equipment and the collection of $84,000 related to discontinued businesses.  In fiscal 2011, cash used in financial activities was $156,000, comprising capital expenditures and capitalized software of $646,000, partially offset by proceeds of $366,000 received from the sale of our discontinued businesses and $124,000 from the sale of property and equipment.  In fiscal 2010, cash flows provided by investing activities were $1,960,000 and were mainly comprised of the collections of $2,355,000 of customer notes receivable, partially offset by capital expenditures of $514,000 and $200,000 for the Expos purchase price adjustment.

Cash Used in Financing Activities.  In the fiscal years ended June 30, 2012, 2011 and 2010, financing activities used net cash of $9,782,000, $8,807,000 and $14,735,000, respectively.  In fiscal 2012, the Company received cash proceeds of $573,000 from the exercise of employee stock options and used cash of $10,355,000 to pay our quarterly cash dividends to our stockholders.  In fiscal 2011, the Company paid cash dividends to stockholders of $9,944,000 and received $1,137,000 from the exercise of stock options.  In 2010, the Company purchased shares pursuant to a “Dutch Auction” tender offer for $8,910,000 and paid cash dividends to stockholders of $5,943,000, while receiving $118,000 from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations.

In December 2008, we extended the term of our operating lease for our corporate headquarters to March 2019.

At June 30, 2012, we did not have any other material financial obligations in connection with our continuing operations.

        At June 30, 2012, future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations, are as follows:

Year Ending June 30,	Gross Payment	Sublease Income	Net
2013	$1,331	$45	$1,286
2014	1,415	46	1,369
2015	1,287	47	1,240
2016	1,162	49	1,113
2017	1,156	50	1,106
Thereafter	2,300	92	2,208
	$8,651	$329	$8,322

Discontinued Operations

At June 30, 2012, our remaining financial obligations for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, which will expire in December 31, 2015 and 2017, consist of future minimum payments associated with our discontinued operations, including both the subleased space and the space that was returned to the landlord at June 30, 2012, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2013	$732	$181	$551
2014	758	192	566
2015	794	195	599
2016	635	99	536
2017	470	-	470
Thereafter	245	-	245
	$3,634	$667	2,967
Less: Discounted estimated fair value of minimum lease payments			2,641
Accretion expense to be recognized in future years			$326

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

Dividends.  In the second quarter of fiscal 2010, the Board of Directors approved the resumption of the payment of dividends at $0.25 per share per quarter.  In the fourth quarter of fiscal 2010, the dividend was increased to $0.30 per share per quarter, and in the second quarter of fiscal 2011, the Board of Directors increased the payments of dividends to $0.325 per share per quarter. As a result, we paid dividends of $10,355,000, $9,944,000 and $5,943,000 in fiscals 2012, 2011 and 2010, respectively.

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  There were no repurchases in fiscals 2012, 2011 and 2010. We continue to have a total of $3.7 million available for share purchases under the share buyback program.

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

In September 2011, the FASB issued an accounting standards update which modifies the way in which a Company may conduct the annual goodwill impairment test of a reporting unit.  Under the revised accounting standard, management of a reporting unit has the option to first assess qualitative factors to determine whether events or circumstances exist that imply it is more likely than not an impairment of goodwill has occurred.  If, after performing this qualitative assessment, management determines that it is more likely than not that a goodwill impairment has not occurred, then performing the two-step impairment test is not necessary. Under the amendments in this accounting update, management of a reporting unit may also elect to proceed directly to the two-step goodwill impairment test  and, if such election is made, may resume performing the qualitative assessment in any subsequent period. The Company early adopted this guidance on September 30, 2011.  The adoption of this pronoun cement did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2012, we had approximately $21,214,000 in cash and cash equivalents, primarily invested in money market accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as our foreign activities and the cash balances we maintain overseas for our Paris, France and Hong Kong offices are not material.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 30, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
August 30, 2012

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$21,214	$21,926
Accounts receivable, net of allowance of $70 in 2012 and $66 in 2011	1,794	1,534
Refundable income taxes	-	60
Inventories, net	2,273	1,442
Prepaid expenses and other current assets	813	959
Deferred income tax assets	1,177	1,769
Notes receivable from sale of net assets of discontinued operations	148	50
Current assets of discontinued operations	27	27
Total current assets	27,446	27,767

Property and equipment, net	1,795	1,301
Goodwill	2,083	2,083
Intangible assets, net	1,788	1,145
Deferred income tax assets	2,982	2,956
Notes receivable from sale of net assets of discontinued operations, less current portion	-	135
Other assets, including coin inventory of $750 at June 30, 2011	169	942
Non-current assets of discontinued operations	182	182
	$36,445	$36,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,625	$1,390
Accrued liabilities	1,917	1,415
Accrued compensation and benefits	2,463	2,383
Income taxes payable	191	125
Deferred revenue	2,322	2,417
Current liabilities of discontinued operations	804	743
Total current liabilities	9,322	8,473

Deferred rent	447	396
Non-current liabilities of discontinued operations	2,145	2,572
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,107 in 2012 and 7,943 in 2011	8	8
Additional paid-in capital	73,683	70,402
Accumulated deficit	(49,160)	(45,340)
Total stockholders’ equity	24,531	25,070
	$36,445	$36,511

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2012	2011	2010
Grading, authentication and related services revenues	$48,359	$44,432	$39,763
Cost of grading, authentication and related services	19,402	17,249	15,594
Gross profit	28,957	27,183	24,169
Operating expenses:
Selling and marketing expenses	6,844	6,029	5,068
General and administrative expenses	12,956	11,497	10,745
Impairment losses	-	1,368	-
Total operating expenses	19,800	18,894	15,813
Operating income	9,157	8,289	8,356
Interest income, net	104	98	89
Other (expense) income, net	(16)	(5)	30
Income before provision (benefit) for income taxes	9,245	8,382	8,475
Provision (benefit) for income taxes	2,425	3,346	(8,330)
Income from continuing operations	6,820	5,036	16,805
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(71)	83	(107)
Net income	$6,749	$5,119	$16,698

Net income per basic share:
Income from continuing operations	$0.86	$0.66	$2.26
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.02)
Net income	$0.85	$0.67	$2.24

Net income per diluted share:
Income from continuing operations	$0.85	$0.65	$2.20
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.01)
Net income	$0.84	$0.66	$2.19
Weighted average shares outstanding:
Basic	7,905	7,682	7,451
Diluted	7,987	7,798	7,637
Dividends declared per common share	$1.30	$1.28	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009	9,158	$9	$75,957	$(51,187)	$24,779
Exercise of stock options	10	-	118	-	118
Stock-based compensation – options	-	-	27	-	27
Stock-based compensation – restricted stock	275	-	941	-	941
Shares purchased and cancelled under the Dutch Auction Tender Offer	(1,750)	(1)	(8,909)	-	(8,910)
Net income	-	-	-	16,698	16,698
Dividends paid and accrued	-	-	-	(6,041)	(6,041)
Balance at June 30, 2010	7,693	8	68,134	(40,530)	27,612
Exercise of stock options	153	-	1,137	-	1,137
Stock-based compensation – options	-	-	10	-	10
Stock-based compensation – restricted stock	97	-	1,121	-	1,121
Net income	-	-	-	5,119	5,119
Dividends paid and accrued	-	-	-	(9,929)	(9,929)
Balance at June 30, 2011	7,943	8	70,402	(45,340)	25,070
Issuance of shares for Coinflation.com	12	-	190	-	190
Exercise of stock options	49	-	572	-	572
Stock-based compensation – options	-	-	3	-	3
Stock-based compensation – restricted stock	103	-	1,241	-	1,241
Excess tax benefits realized	-	-	1,275	-	1,275
Net income	-	-	-	6,749	6,749
Dividends paid and accrued	-	-	-	(10,569)	(10,569)
Balance at June 30, 2012	8,107	$8	$73,683	$(49,160)	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,749	$5,119	$16,698
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	71	(83)	107
Depreciation and amortization expense	825	771	991
Stock-based compensation expense	1,244	1,131	968
Impairment losses	-	1,368	-
Provision for bad debts	2	17	4
Provision for inventory write-down	223	1	58
Provision for warranty	736	751	641
Loss (gain) on sale of property and equipment	(5)	9	(12)
Gain on customer notes	-	1	-
Interest accrued on note receivables	(12)	(15)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(239)	(333)	37
Inventories	(313)	(734)	(269)
Prepaid expenses and other	143	11	(53)
Deferred income taxes	1,843	3,447	(8,440)
Refundable income taxes	60	275	(335)
Other assets	24	(662)	(204)
Accounts payable and accrued liabilities	(233)	(862)	(205)
Accrued compensation and benefits	80	578	463
Income taxes payable	66	(72)	(55)
Deferred revenue	(92)	491	43
Deferred rent	51	75	101
Net cash provided by operating activities of continuing operations	11,223	11,284	10,529
Net cash used in operating activities of discontinued operations	(437)	(716)	(1,303)
Net cash provided by operating activities	10,786	10,568	9,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	50	124	104
Capital expenditures	(1,052)	(637)	(479)
Expos purchase price adjustment	-	-	(200)
Purchase of Coinflation.com	(550)	-	-
Proceeds from collection of customer notes receivable	-	-	2,355
Capitalized software development costs	(248)	(9)	(35)
Cash received from sale of net assets of discontinued operations	84	366	215
Net cash (used in) provided by investing activities	(1,716)	(156)	1,960

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	573	1,137	118
Payments for retirement of common stock	-	-	(8,910)
Dividends paid to common stockholders	(10,355)	(9,944)	(5,943)
Net cash used in financing activities	(9,782)	(8,807)	(14,735)
Increase (decrease) in cash and cash equivalents	(712)	1,605	(3,549)
Cash and cash equivalents at beginning of year	21,926	20,321	23,870
Cash and cash equivalents at end of year	$21,214	$21,926	$20,321

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended June 30,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$412	$(251)	$431
Interest paid	$-	$-	$-

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$740	$-	$-
Common Stock Issued at Fair Value	(190)	-	-
Cash Paid	$550	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Business

Collectors Universe, Inc. (“we,” “us,” the “Company,” “management” or “Collectors Universe”) is engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, sports memorabilia and autographs.  We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles.  We also publish magazines that provide market prices and information for certain collectibles and high-value assets that are accessible on our websites. We sell advertising and earn commissions on those websites, and sell advertising in the magazines that we publish; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate the Long Beach Coin show. In June 2012, we sold the grading and authentication assets of our stamp grading and authentication business. The stamp grading and authentication business comprised revenues of $435,000, $536,000 and $708,000 and operating income (losses) of $(35,000), $61,000 and $(153,000) for fiscal years 2012, 2011 and 2010, respectively.  Due to the immateriality of the stamp authentication and grading financial results to the overall financial results of the Company, we have not classified the stamp authentication and grading results as discontinued operations.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2012, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong ) Limited and Expos Unlimited, Inc. (Expos).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization  and recovery of software development costs, the valuation of stock-based compensation awards and the timing of related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, warranty reserves, the provisions or benefit for income taxes and related valuation allowances and adjustments to the fair value of our remaining lease obligations for our discontinued jewelry businesses.  Each of these estimates is discussed in more detail in these Consolidated Financial Statements, and in the Critical Accounting Policies and Estimates section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Annual Report.

Cash and Cash Equivalents

        We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2012 and 2011, we had approximately $21,200,000 and $21,900,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $18,900,000 in both periods was invested primarily in high-quality money market accounts and funds.

At June 30, 2012, substantially all of our cash is deposited at two financial institutions.  We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $17,400,000 at June 30, 2012.

Concentrations

                Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2012 consisted primarily of cash and cash equivalents and accounts receivables.

                Financial Instruments and Cash Balances. At June 30, 2012 and 2011, the Company had funds of approximately $18,900,000 in money market accounts and funds.  In addition, at June 30, 2012 and 2011, the Company had approximately $2,300,000 and $3,000,000 in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2012, no individual customer accounts receivable accounted for 10% of the Company’s total gross accounts receivable balances.  At June 30, 2011, two individual customer accounts receivable each accounted for 10% of the Company's total gross accounts receivable balances.  We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may impact the ability of the customer to pay their account receivable balances.  Based on such review, we establish an allowance for doubtful accounts, when necessary.  The allowance for doubtful accounts receivable was $70,000 and $66,000 at June 30, 2012 and June 30, 2011, respectively.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 66%, 66% and 65% of our net revenues for the years ended June 30, 2012, 2011 and 2010, respectively.

Suppliers.  We purchase substantially all of the injection-molded parts, holograms and printed labels for our grading services from two suppliers.  There are, however, numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company.  While there are numerous sources for injection-molded parts, these parts require a die to fabricate the part.  The manufacturing of high-value precision dies can be a lengthy process and requires considerable expertise in their fabrication.  Although we do not have back-up dies for some of our high-value volume injection-molded parts and we primarily rely on two suppliers for these requirements, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to alternate between our two suppliers or to have a new supplier build parts, should the need to do so arise.

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

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  We account for those collectibles inventories under the specific identification method.  Inventories are valued at the lower of cost or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  The allowance for inventory losses was $378,000 and $126,000 at June 30, 2012 and 2011, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to five years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.  Coin reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred.  In fiscal 2012, we considered qualitative factors as part of the formal evaluation of the carrying value of goodwill.  If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by allocating first the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill.  The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined.  During the 2011 fiscal year, we recognized an impairment loss of $743,000 related to our Expos goodwill. No goodwill impairment was recorded in 2012 and 2010.

Capitalized Software

Through June 30, 2012 and 2011, we had capitalized approximately $2,882,000 and $2,634,000, respectively, as capitalized software and recognized related accumulated amortization of $2,658,000 and $2,575,000.  The software is capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years.  During fiscal years 2012, 2011 and 2010, the Company recorded amortization expense for capitalized software of approximately $83,000, $267,000 and $466,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur.  Management evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full.  If there is an indication of impairment to property, equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During the 2011 fiscal year, we recognized impairment losses of $625,000 related to our Expos business tradename and customer database. As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Consequently, effective July 1, 2011, the tradename is being amortized over a period of 10 years.  No impairment loss was recorded in 2012 or 2010.

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

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, to receive vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fee continues to be recognized over the life of the membership. This refinement of the Company’s revenue recognition policy resulted in approximately $300,000 of revenues being deferred that otherwise would have recognized in the six months ended at June 30, 2012.

We recognize product sales when items are shipped.  Product revenues consist primarily of collectible coins that we purchased pursuant to our coin authentication and grading warranty program.  However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic could result in a material adverse impact on our results of operation (see note 9).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $362,000, $407,000 and $469,000 in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, we evaluate the probability of realizing the future benefits comprising that asset.   In earlier years, we recorded valuation allowances against deferred tax assets.  In fiscal 2010, based on the Company’s improved operating performance and management’s expectation of continued profitability, we determined that we would realize substantially all of our deferred tax assets, and therefore we released the remaining valuation allowance of $8,172,000 at June 30, 2010.

We adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  We classify related interest and penalties in our Statements of Operations as a component of income tax expense.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros and its Hong Kong subsidiary, which maintains its accounting records in U.S. dollars.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the respective current periods, were not material.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date of an award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, it is determined that vesting of the award has become probable.  In the event that stock-based compensation is recognized on the basis that the performance condition is probable, and it is subsequently determined that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and the forfeiture rate was 0% in fiscal years 2010 to 2012, respectively.

For stock option grants, we estimate the fair value of each option using the Black-Scholes option-pricing model.  Our determination of the fair value of such stock option awards is made as of the grant date using that option-pricing model, and that determination is affected by our stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the outstanding stock options or be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.  No stock options were granted in fiscal years 2010 through 2012.

Net Income Per Share

Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented.  Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the exercise of all outstanding stock options and other dilutive securities.  However, options with exercise prices that exceed the average market price of the Company’s common shares for any period for which the calculation of diluted net income per share is made are disregarded, because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share data):

	Year Ended June 30,
	2012	2011	2010
Income from continuing operations	$6,820	$5,036	$16,805
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(71)	83	(107)
Net income (loss)	$6,749	$5,119	$16,698

Net income (loss) per basic share:
From continuing operations	$0.86	$0.66	$2.26
From discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.02)
Net income (loss)	$0.85	$0.67	$2.24

Net Income (loss) per diluted share:
From continuing operations	$0.85	$0.65	$2.20
From discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	0.01	(0.01)
Net income (loss)	$0.84	$0.66	$2.19

Weighted-average shares outstanding:
Basic	7,905	7,682	7,451
Effect of dilutive shares	82	116	186
Diluted	7,987	7,798	7,637

Options to purchase approximately 84,000, 90,000 and 99,000 shares of common stock for the years ended June 30, 2012, 2011 and 2010, respectively, at exercise prices up to $17.82 per share, were not included in the computation of diluted earnings per share because their respective exercise prices were greater than the average market price of our shares for the respective periods.

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

3.	Asset Acquisition

In September 2011, we acquired the websites, website-related assets and domain names of Coinflation.com, which owned and operated websites, providing information on precious metal values and the intrinsic values of individual coins.  The Company’s plan is to drive incremental web traffic, generate incremental advertising dollars and add to the Company’s position as a leading service provider of valuable information and content to coin market participants.  Acquisition related costs of $27,000 were incurred and have been included in general and administrative expenses for fiscal 2012.

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

Approximately $322,000 of Coinflation.com revenue is included in net revenues in fiscal 2012, representing the revenues earned since the date of acquisition through June 30, 2012.

The following unaudited pro forma information set forth in the following table was prepared assuming that the acquisition of Coinflation.com had occurred on July 1, 2010 rather than the actual date of acquisition.  The following unaudited pro forma results of operations are not indicative of what our operating results would have been had the Coinflation.com acquisition been consummated on July 1, 2010 or what our results of operations will be in the future (in thousands).

	Fiscal Year Ended June 30,
	2012	2011
Revenue	$48,494	$44,899

Income from continuing operations	$6,882	$5,129
Income (loss) from discontinued operations, net of income taxes	(71)	83
Net income	$6,811	$5,212

Net income per basic share:
Income from continuing operations	$0.87	$0.67
Income (loss) from discontinued operations	(0.01)	0.01
Net income per basic shares	$0.86	$0.68

Net income per diluted share:
Income from continuing operations	$0.86	$0.66
Income (loss) from discontinued operations	(0.01)	$0.01
Net income per diluted shares	$0.85	$0.67

4.	Discontinued Operations

During fiscal 2009, the Board of Directors authorized the closure and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the sale of its currency grading business, all of which have been reclassified as assets and liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of June 30, 2012 and 2011.  The consolidated statements of operations for the fiscal years ended June 30, 2012, 2011 and 2010 present the results of operations for those discontinued operations and the consolidated statements of cash flows for the fiscal years ended June 30, 2012, 2011 and 2010 segregate the cash flows from discontinued operations from all other cash flow activities.

Jewelry Businesses

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that were leased through December 31, 2015 and 2017, respectively.  In May 2010, the Company entered into agreements to reduce its lease obligations; whereby, one of the spaces was sublet to a third party, and the second facility was returned to the landlord and the lease terminated with only a financial obligation remaining.  As a result of these agreements, and in accordance with GAAP, the Company measured the change in cash flows using the same credit-adjusted risk-free rate that was used to measure the initial liabilities, and the cumulative effect of the change resulting from the revision, was recognized as a decrease to the liability in fiscal 2010.  As a result of those changes, the payment of lease obligations and the recognition of accretion expense, the remaining obligations at June 30, 2012 totaled approximately $2,782,000, of which $637,000 is classified as a current liability, and the balance of $2,145,000 is classified as a non-current liability in the accompany consolidated balance sheet at June 30, 2011.  We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

Currency Grading Business

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year and a final $154,000 payment due in February 2013.  The Note is discounted using an imputed rate of 7.25% and is carried on the Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011 in the amount of $148,000 and $185,000, respectively, as part of notes receivable from the sale of net assets of discontinued operations, of which $148,000 is classified as a current asset as of June 30, 2012.

The operating results of the discontinued jewelry and the collectible sales businesses, which are included in the accompanying Consolidated Statements of Operations, are as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Net revenues	$5	$15	$12

Income (loss) from operations of discontinued businesses	1	(2)	(209)
Gain (loss) on sales of discontinued businesses	(119)	140	33
Gain (loss) before provision (benefit) for income taxes	(118)	138	(176)
Provision (benefit) for income taxes	(47)	55	(69)
Income (loss) from discontinued operations	$(71)	$83	$(107)

	June 30,
Balance Sheet Data of Discontinued Operations	2012	2011
Current Assets:
Assets held for sale	$27	$27

Non-current assets:
Other assets	$182	$182

Current liabilities:
Accounts payable	$7	$10
Lease obligations	637	565
Other accrued expenses	160	168
	$804	$743
Non-current liabilities:
Lease obligations	$2,145	$2,572

5.	Inventories

Inventories consist of the following at June 30 (in thousands):

	2012	2011
Coins	$1,166	$1,468
Other collectibles	110	76
Grading raw materials consumable inventory	1,375	774
	2,651	2,318
Less inventory reserve	(378)	(126)
	2,273	2,192
Classified as long-term	-	(750)
	$2,273	$1,442

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

The $750,000 coin that was classified as a long-term asset at June 30, 2011, was a coin purchased under our warranty policy, which the Company expected to sell prior to September 30, 2012.  At December 31, 2011, the value of this coin was reduced to $637,000 to reflect recent transactions for similar coins, and the write-down of $113,000 was recorded in cost of revenues.  In August 2012, the coin was sold and realized $550,000.  The additional loss of $87,000 was accrued at June 30, 2012.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

6.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2012	2011
Coins and stamp reference sets	$294	$331
Computer hardware and equipment	1,760	1,467
Computer software	1,051	1,023
Equipment	2,999	2,509
Furniture and office equipment	950	912
Leasehold improvements	732	704
Trading card reference library	52	52
	7,838	6,998
Less accumulated depreciation and amortization	(6,043)	(5,697)
Property and equipment, net	$1,795	$1,301

Depreciation and amortization expense relating to property and equipment for fiscal 2012, 2011 and 2010 was $481,000, $348,000 and $365,000, respectively.

7.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2012, we completed our annual review of the carrying value of goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, determined that no impairments had occurred.

During fiscal 2011, the Expos business experienced a downward trend in revenues, which, when combined with the expectation of future declines in revenues, was considered a triggering event, which led us at June 30, 2011, to perform the two-step impairment test on goodwill for the Expos business.  Based on that test, an impairment charge of $1,368,000 was recognized at June 30, 2011, comprising goodwill impairment of $743,000 and intangible assets impairment of $625,000.

As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Effective July 1, 2011, the tradename is being amortized over a period of 10 years.  At June 30, 2012, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30, 2012 and 2011 (in thousands):

	2012	2011
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2012 and 2011, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2012 and 2011 (in thousands):

	As of June 30, 2012			As of June 30, 2011
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Impairment loss	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(111)	$629	$-	$-	$-	$-
Expos Unlimited:
Auctioneer relationships	$150	$(90)	$60	$150	$(75)	$-	$75
Covenant not to compete	130	(98)	32	130	(81)	-	49
Customer database	230	(46)	184	790	(395)	(165)	230
Tradename	280	(28)	252	740	-	(460)	280
	$790	$(262)	$528	$1,810	$(551)	(625)	$634
CCE:
Covenant not to compete	-	-	-	25	(25)	-	-
Customer lists	676	(308)	368	676	(263)	-	413
Website	-	-	-	2	(2)	-	-
	676	(308)	368	703	(290)	-	413

Capitalized Software	2,882	(2,658)	224	2,634	(2,575)	-	59
	$5,088	$(3,339)	$1,749	$5,147	$(3,416)	(625)	$1,106
Unamortized Intangible Assets:

CCE: Tradename	39	-	39	39	-	-	39
	$5,127	$(3,339)	$1,788	$5,186	$(3,416)	$(625)	$1,145

Amortization expense was $344,000, $423,000 and $626,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.  Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2013	396
2014	383
2015	323
2016	282
2017	110
Thereafter	255
Total	$1,749

The weighted average amortization period remaining as of June 30, 2012, is approximately 5.56 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
Website	5 years	-	-	-
Customer relationships	-	15 years	10 years	-
Covenant not to compete	-	-	8 years	-
Auctioneer relationships	-	-	10 years	-
Capitalized software	-	-	-	3 years
Tradename	-	-	10 years	-

8.	Fair Value Measurements

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

Level 2-defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3-defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Assets and liabilities related to Expos measured at fair value on a non-recurring basis at June 30, 2011, are as follows (in thousands):

	At June 30,	Fair Value Measurements Using
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$458	$-	$-	$458
Intangible assets	634	-	-	634
	$1,092	$-	$-	$1,092

The following table presents additional information about Level 3 measurements for the year ended June 30, 2011 (in thousands):

	Beginning Balance June 30, 2010	Amortization	Impairment Loss Included in Net Income	Ending Balance June 30, 2011
Assets:
Goodwill	$1,201	$-	$(743)	$458
Intangible assets	1,369	(110)	(625)	634
	$2,570	$(110)	$(1,368)	$1,092

There have been no re-measurements of fair value of the assets on a recurring or non-recurring basis at June 30, 2012.

9.             Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2012	2011
Warranty reserve	$998	$641
Professional fees	70	122
Other	849	652
	$1,917	$1,415

Warranty reserve activity and balances related to fiscal years 2012, 2011 and 2010, were as follows
(in thousands):

Warranty reserve at June 30, 2009	$708
Charged to cost of revenues	641
Payments	(680)
Warranty reserve at June 30, 2010	669
Charged to cost of revenues	751
Payments	(779)
Warranty reserve at June 30, 2011	$641
Charged to cost of revenues	736
Payments	(379)
Warranty reserve at June 30, 2012	$998

10.	Taxes

For fiscal years ended June 30, 2012, 2011 and 2010, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2012	2011	2010
Domestic operations	$9,804	$8,675	$8,475
Foreign operations	(559)	(293)	-
	$9,245	$8,382	$8,475

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2012	2011	2010
Current:
Federal	$1,717	$(22)	$(242)
State	96	(37)	297
	1,813	(59)	55
Deferred:
Federal	146	2,650	(5,105)
State	466	755	(3,280)
	612	3,405	(8,385)
Total (benefit) provision for income taxes	$2,425	$3,346	$(8,330)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the (benefit) provision for income taxes for the years ended June 30 was as follows (in thousands):

	2012	2011	2010
Provision at federal statutory rates	$3,143	$2,851	$2,882
State income taxes, net	375	473	(1,969)
Meals and entertainment	116	102	73
Stock-based compensation	(52)	(48)	4
Other	(17)	(128)	(250)
Excess tax basis of subsidiary	(1,267)	-	-
Valuation allowances	127	96	(9,070)
	$2,425	$3,346	$(8,330)

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Stock compensation costs	$939	$193
Reserves and accruals	2,097	2,109
Net operating loss carryforward	598	1,376
Credits	690	790
Intangible assets	374	495
Other	93	84
Less: valuation allowance	(223)	(96)
Total deferred tax assets	4,568	4,951
Deferred tax liabilities:
Property and equipment	(280)	(86)
Other	(129)	(140)
Total deferred tax liabilities	(409)	(226)
Net deferred tax assets	4,159	4,725
Less: current portion	(1,177)	(1,769)
	$2,982	$2,956

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration.  For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone.  The valuation allowances of $223,000 and $96,000 at June 30, 2012 and 2011, respectively, primarily relate to the Company’s foreign operations in France and Hong Kong, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, various states and overseas in France and Hong Kong and has open tax periods for federal taxes for the years ended June 30, 2009 through June 30, 2011 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2011.

As of June 30, 2012 and June 30, 2011, the Company had $1,045,000 and $1,197,000, respectively, of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has state net operating losses of $10,664,000, which will primarily begin to expire in 2017, of which the benefit of $3,751,000 will be credited to additional paid in capital when fully utilized.

As of June 30, 2012, the liability for income taxes associated with uncertain tax positions was $260,000, including accrued penalties and interest of $109,000.  If recognized, $206,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2010	$151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2011	$151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2012	$151

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

At June 30, 2012, the Company realized a deduction of approximately $3.7 million for federal and various states and $8.5 million in California for the excess tax basis over the book basis of the investment in a subsidiary, as the difference reversed.  This tax benefit reduced estimated tax payments in fiscal 2012.

11.	Employee Benefit Plans

We have an employee benefit plan that features a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan.  Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit.  The Company does not provide any employer-matching contribution.

12.	Stockholders’ Equity

Dividends

In April 2010, the Board of Directors increased that quarterly dividend from $0.25 per share to $0.30 per share, and in October 2010, the dividend was increased to $0.325 per share per quarter.  During the fiscal years ended June 30, 2012, 2011 and 2010, the Company paid cash dividends in the aggregate amounts of approximately $10,355,000, $9,944,000 and $5,943,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing us to make up to $10,000,000 of stock repurchases in the open market or private transactions, in accordance with applicable SEC rules.  There were no repurchases of stock under this program in fiscals 2010 to 2012.

We currently have $3.7 million available for share purchases under the stock buyback programs.  However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

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

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options is continued employment or service during the specified vesting period.  For employees, typically the vesting period is four years and one year for director awards.  The term of the option grant cannot exceed ten years.  At June 30, 2012, all options were fully vested.

The following is a summary of stock option activity in the fiscal years 2012, 2011 and 2010 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2009	585	$2.80	-	$21.82	$11.61
Cancelled	(138)	2.80	-	21.82	14.20
Expired	(3)	18.18	-	21.82	21.65
Exercised	(10)	2.80	-	12.48	12.16
Options outstanding at June 30, 2010	434	2.80	-	17.82	10.72
Cancelled	(22)	2.80	-	12.48	12.41
Expired	(8)	7.27	-	10.91	7.88
Exercised	(152)	2.80	-	12.48	7.47
Options outstanding at June 30, 2011	252	2.80	-	17.82	12.64
Exercised	(49)	2.80	-	13.18	11.83
Options outstanding at June 30, 2012	203	$3.45	-	$17.82	$12.83

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2012 and 2011 were approximately $226,000 and $1,143,000, respectively.  Total fair value of options vested during 2012, 2011 and 2010 were $42,000, $38,000 and $27,500, respectively.

The following table summarizes information about stock options outstanding at June 30, 2012:

			Outstanding Options			Exercisable Options
Range of Exercise Price		Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$2.80	$5.27	8	1.25	$3.45	$93	8	$3.45	$93
$6.91	$7.27	50	1.50	$6.91	$385	50	$6.91	$385
$9.09	$13.18	57	2.34	$11.99	$154	57	$11.99	$154
$14.17	$17.82	88	2.53	$17.59	$3	88	$17.59	$3
		203	2.17	$12.83	$635	203	$12.83	$635

Restricted Shares

We grant restricted stock awards to each outside director with a grant date value of $35,000 per director on an annual basis with respect for which the only condition for vesting is continued service during the specified vesting periods.

Consequently, in the second quarter of fiscal 2012, 2011 and 2010, the Company granted approximately 11,480, 12,025 and 22,242 service contingent shares, respectively, which vested in each case quarterly over the succeeding twelve months, to its non-employee directors and 5,000 shares in fiscal 2011 to one employee, which vested over the succeeding four quarters.  The Company estimated the fair value of those shares to be approximately $175,000, $248,000 and $210,000, respectively, and such stock-based compensation expense is being recognized over the service period of one year.

Fiscal 2011 and 2010-Management Restricted Stock Awards.  In August 2011 and 2010, the Compensation Committee of the Board of Directors determined that the Company had achieved the financial performance goal for fiscals 2011 and 2010, respectively.  As a result, stock-based compensation on the remaining unvested shares granted for those respective years is being recognized over the remaining service period, dependent on the continued service of the Participant.

Fiscal 2012-Management Restricted Stock Awards.

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

Management estimated the fair value of the 92,000 shares of restricted stock to be $1,440,000 based on the closing price per share of the Company’s common stock of $15.65 on the grant date, of which $720,000 relates to the service-based awards and $720,000 relates to the performance-based awards.  For service-based awards, we record stock-based compensation expense over the requisite service periods that commenced on July 19, 2011 and that will continue through June 30, 2015.  In August 2012, it was determined by the Compensation Committee of the Board of Directors, that the Company had achieved approximately 97% of the financial performance goal for 2012, and, as a result, 83% of the Performance Contingent Shares qualified for vesting at that time.

We recognized stock-based compensation (which includes compensation costs related to the grant of restricted stock awards and stock options) of $1,244,000, $1,131,000 and $968,000 during fiscal 2012, 2011 and 2010, respectively, which were classified as part of general and administrative expenses in the consolidated statements of operations.

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2012 was approximately $830,000 and that amount will be recognized as compensation expense as follows (in thousands):

Year Ending June 30,
2013	$501
2014	197
2015	132
Total	$830

However, such amounts, which are non-cash expenses, do not include the cost of new stock option or restricted stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2012, 2011 and 2010 and their respective weighted average grant date fair values:

Non-Vested Shares:	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2009	43,427	$3.80
Granted	274,827	4.50
Vested	(64,155)	4.42
Non-vested at June 30, 2010	254,099	4.43
Granted	97,025	12.83
Vested	(217,948)	5.60
Non-vested at June 30, 2011	133,176	8.64
Granted	103,480	15.60
Vested	(143,528)	9.35
Non-vested at June 30, 2012	93,128	$15.28

14.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, who is the President and a director and a holder of more than 10% of our outstanding shares, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through March 31, 2019, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $2.00 per square foot per month.  Under the original lease that was extended in February 2009, that rent, per square foot, was equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  The current rent is consistent with amounts being paid by the Company under its lease agreement.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $43,400 in fiscal 2012, $42,110 in fiscal 2011 and $40,970 in fiscal 2010.

During fiscal years 2012, 2011 and 2010, the Company charged, and DHRCC paid to the Company, approximately $25,500, $25,230 and $18,000 for advertising fees, approximately $6,200, $8,900 and $3,000 for grading and authentication fees, and the Company paid DHRCC approximately $18,800, $13,000 and $22,000 for warranty claims, respectively. During fiscal years 2012, 2011 and 2010, DHRCC attended the Expos Long Beach shows and paid approximately $4,700, $5,900 and $5,900, respectively, in fees to Expos and also paid CCE $6,100, $4,800 and $4,600 in monthly subscription and listing fees during fiscal years 2012, 2011 and 2010, respectively.

         During fiscal years 2012, 2011 and 2010, David Hall paid $12,600, $31,000 and $6,000, respectively, in grading and authentication fees to us for personally owned trading cards submitted.  Also, a member of Mr. Hall’s immediate family paid $464,000, $663,000 and $517,000 in grading and authentication fees to PCGS during fiscal years 2012, 2011 and 2010 and owed the Company approximately $106,000, $54,000 and $23,000 at June 30, 2012, 2011 and 2010, respectively, for services provided during the respective years. The grading fees charged by the Company to both individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

15.	Commitments and Contingencies

                 Leases

         The Company has various operating lease commitments for facilities and equipment, including its corporate headquarters facility, that expire through May 2019.   In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those leases as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2012 and 2011.

         The Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2012, 2011 and 2010 for those operations classified as continuing operations, was approximately $1,067,000, $1,056,000 and $1,004,000, respectively.

Continuing Operations

 At June 30, 2012, we did not have any other material financial obligations in connection with our continuing operations.

         Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations at June 30, 2012, are as follows:

Year Ending June 30,	Gross Payment	Sublease Income	Net
2013	$1,331	$45	$1,286
2014	1,415	46	1,369
2015	1,287	47	1,240
2016	1,162	49	1,113
2017	1,156	50	1,106
Thereafter	2,300	92	2,208
	$8,651	$329	$8,322

Discontinued Operations

At June 30, 2012, we had the following remaining financial obligations for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, which will expire in December 31, 2015 and 2017 and consist of future minimum payments associated with our discontinued operations, including both a subleased space and a space that was returned to the landlord at June 30, 2012, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2013	$732	$181	$551
2014	758	192	566
2015	794	195	599
2016	635	99	536
2017	470	-	470
Thereafter	245	-	245
	$3,634	$667	2,967
Less: Discounted estimated fair value of minimum lease payments			2,641
Accretion expense to be recognized in future years			$326

The accrual for facility-related obligations at June 30, 2012 includes an estimate of the minimum lease payments of $2,641,000 and an estimate of the operating expenses related to the leased properties of $141,000.

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

Legal Actions and Settlements

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business.  Management currently believes that none of the lawsuits currently pending against it is likely to have a material adverse effect on the Company.

16.	Business Segments

The operating segments of the Company are organized based on the respective services that they offer to customers of the Company.  Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria.  For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web-based advertising, subscription-based revenues and product sales.  The other collectibles segment includes stamps, the CCE subscription business, the Coinflation.com business and our collectibles conventions business.

                We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2012, 2011 and 2010.  Net identifiable assets and goodwill are provided by business segment as of June 30, 2012 and 2011.

	Year Ended June 30,
Net revenues from external customers(1):	2012	2011	2010
Coins	$32,432	$29,992	$25,781
Trading cards and autographs	11,335	10,229	9,746
Other	4,592	4,211	4,236
Total revenue	$48,359	$44,432	$39,763

Amortization and depreciation:
Coins	$282	$235	$232
Trading cards and autographs	76	172	204
Other	289	258	369
Total	647	665	805
Unallocated amortization and depreciation	178	106	186
Consolidated amortization and depreciation	$825	$771	$991

Impairment losses:
Other	-	$1,368	-
Total	-	$1,368	-

Stock-based compensation:
Coins	$272	$196	$-
Trading cards and autographs	85	30	-
Other	84	45	-
Total	441	271	-
Unallocated stock-based compensation	803	860	968
Consolidated stock-based compensation	$1,244	$1,131	$968

Operating income:
Coins	$10,428	$11,041	$10,437
Trading cards and autographs	1,597	1,380	1,173
Other	1,249	(337)	780
Total	13,274	12,084	12,390
Unallocated operating expenses	(4,117)	(3,795)	(4,034)
Consolidated operating income	$9,157	$8,289	$8,356

(1)	Includes revenues of $1.1 million and $0.4 million generated outside the United States in fiscal years 2012 and 2011, respectively.

	At June 30,
Identifiable Assets:	2012	2011
Coins	$5,878	$4,892
Trading cards and autographs	1,171	982
Other	2,669	2,862
Total	9,718	8,736
Unallocated assets	26,727	27,775
Consolidated assets	$36,445	$36,511
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

17.           Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2012 and 2011:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
Statement of Operations Data:
Net revenues	$9,755	$9,600	$12,818	$12,259	$12,072	$11,472	$13,082	$11,733
Cost of revenues	3,774	3,895	4,907	4,673	4,725	4,717	5,064	4,896
Gross profit	5,981	5,705	7,911	7,586	7,347	6,755	8,018	6,837
Operating Expenses:
SG&A expenses	4,142	4,154	4,598	4,632	4,854	4,861	5,104	4,981
Impairment losses (1)	-	-	-	1,368	-	-	-	-
Operating income	1,839	1,551	3,313	1,586	2,493	1,894	2,914	1,856
Interest and other income, net	24	28	36	5	20	18	26	24
Income before income taxes	1,863	1,579	3,349	1,591	2,513	1,912	2,940	1,880
Provision (benefit) for income taxes (2)	745	609	1,381	611	1,019	795	1,209	(598)
Income from continuing operations	1,118	970	1,968	980	1,494	1,117	1,731	2,478
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(13)	(22)	-	118	(18)	(32)	7	(28)
Net income	$1,105	$948	$1,968	$1,098	$1,476	$1,085	$1,738	$2,450
Net income (loss) per basic share:
From continuing operations	$0.15	$0.13	$0.25	$0.13	$0.19	$0.14	$0.22	$0.31
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	(0.01)	-	0.01	-	-	-	-
Net income	$0.15	$0.12	$0.25	$0.14	$0.19	$0.14	$0.22	$0.31
Net income (loss) per diluted share:
From continuing operations	$0.14	$0.12	$0.25	$0.13	$0.19	$0.14	$0.22	$0.31
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	0.01	-	-	-	-
Net income	$0.14	$0.12	$0.25	$0.14	$0.19	$0.14	$0.22	$0.31
Weighted average shares outstanding
Basic	7,502	7,732	7,727	7,716	7,854	7,904	7,922	7,933
Diluted	7,725	7,820	7,841	7,806	7,965	7,999	8,020	7,972

(1)	The impairment losses recognized in the fourth quarter of fiscal 2011, related to our Expos business (see note 7)
(2)
The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million and a lower effective tax rate, resulting from a change in the Company’s state apportionment factors, both recognized in the fourth quarter of fiscal 2012.

18.	Subsequent Events

Dividends

On July 30, 2012, the Company announced its quarterly cash dividend of $0.325 per share of common stock for the first quarter of fiscal 2013.  The cash dividend will be paid on August 31, 2012 to stockholders of record on August 17, 2012.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged (Credited) to Operating Expenses	Charged to Cost of Revenues	Charged (Credited) to Tax Provision	Net Deductions	Balance at End of Period
Year Ended June 30, 2010
Allowance for doubtful accounts	$63,000	$51,000	$-	$-	$(39,000)	$75,000
Allowance for customer notes receivable	31,000	(15,000)	-	-	-	16,000
Inventory reserve	102,000	-	58,000	-	(16,000)	144,000
Valuation allowance for deferred taxes	12,962,000	-	-	(12,962,000)	-	-
Year Ended June 30, 2011
Allowance for doubtful accounts	$75,000	$17,000	$-	$-	$(26,000)	$66,000
Allowance for customer notes receivable	16,000	(2,000)	-	-	-	14,000
Inventory reserve	144,000	-	-	-	(18,000)	126,000
Valuation allowances for deferred tax assets	-	-	-	96,000	-	96,000
Year Ended June 30, 2012
Allowance for doubtful accounts	$66,000	$5,000	$-	$-	$(1,000)	$70,000
Allowance for customer notes receivable	14,000	-	-	-	-	14,000
Inventory reserve	126,000	-	263,000	-	(11,000)	378,000
Valuation allowances for deferred tax assets	96,000	-	-	127,000	-	223,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2012, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2012 which are included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2012 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited Collectors Universe Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012, and our report dated August 30, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 30, 2012

ITEM 9B.      OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2012 for the Company’s 2012 annual stockholders' meeting.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2012 for the Company’s 2012 annual stockholders' meeting.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2012 for the Company’s 2012 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2012.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	203,000	$12.83	$381,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND  DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2012 for the Company’s 2012 annual stockholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2012 for the Company’s 2012 annual stockholders’ meeting.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts included in Item 8 of Form 10-K.

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

COLLECTORS UNIVERSE, INC.

Date: August 30, 2012	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 30, 2012
A. Clinton Allen

/s/ MICHAEL J. MCCONNELL	Chief Executive Officer and Director	August 30, 2012
Michael J. McConnell

/s/ DAVID HALL	President and Director	August 30, 2012
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 30, 2012
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ VAN D. SIMMONS	Director	August 30, 2012
Van D. Simmons

/s/ A. J. BERT MOYER	Director	August 30, 2012
A. J. Bert Moyer

/s/ DEBORAH A. FARRINGTON	Director	August 30, 2012
Deborah A. Farrington

/s/ BRUCE A. STEVENS	Director	August 30, 2012
Bruce A. Stevens

  S-1

INDEX TO EXHIBITS
Exhibit No.	Description
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