Form 10-Q
period 2012-09-30
COLLECTORS UNIVERSE INC
filed 2012-11-08
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2012

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____
Commission file number 1-34240

COLLECTORS UNIVERSE, INC. (Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.E. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2012
Common Stock $.001 Par Value	8,151,206

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.               FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)
	September 30,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$19,555	$21,214
Accounts receivable, net of allowance of $37 at September 30, 2012 and $70 at June 30, 2012	1,774	1,794
Inventories, net	1,858	2,273
Prepaid expenses and other current assets	818	813
Deferred income tax assets	1,146	1,177
Notes receivable from sale of net assets of discontinued operations	150	148
Current assets of discontinued operations	27	27
Total current assets	25,328	27,446

Property and equipment, net	1,818	1,795
Goodwill	2,083	2,083
Intangible assets, net	1,767	1,788
Deferred income tax assets	2,982	2,982
Other assets	218	169
Non-current assets of discontinued operations	182	182
	$34,378	$36,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552	$1,625
Accrued liabilities	2,087	1,917
Accrued compensation and benefits	1,520	2,463
Income taxes payable	635	191
Deferred revenue	2,477	2,322
Current liabilities of discontinued operations	784	804
Total current liabilities	9,055	9,322

Deferred rent	455	447
Non-current liabilities of discontinued operations	2,031	2,145
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,111 and 8,107 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	8	8
Additional paid-in capital	73,847	73,683
Accumulated deficit	(51,018)	(49,160)
Total stockholders’ equity	22,837	24,531
	$34,378	$36,445

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net revenues	$11,230	$12,072
Cost of revenues	4,890	4,725
Gross profit	6,340	7,347
Operating Expenses:
Selling and marketing expenses	1,815	1,650
General and administrative expenses	3,234	3,204
Total operating expenses	5,049	4,854
Operating income	1,291	2,493
Interest and other income, net	62	20
Income before provision for income taxes	1,353	2,513
Provision for income taxes	535	1,019
Income from continuing operations	818	1,494
Loss from discontinued operations, net of income taxes	(12)	(18)
Net income	$806	$1,476

Net income per basic share:
Income from continuing operations	$0.10	$0.19
Loss from discontinued operations	-	-
Net income	$0.10	$0.19

Net income per diluted share:
Income from continuing operations	$0.10	$0.19
Loss from discontinued operations	-	-
Net income	$0.10	$0.19

Weighted average shares outstanding:
Basic	8,029	7,854
Diluted	8,085	7,965
Dividends declared per common share	$0.325	$0.325

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$806	$1,476
Loss from discontinued operations	12	18
Income from continuing operations	818	1,494
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	246	161
Stock-based compensation expense	286	237
Provision for bad debts	2	(7)
Provision for inventory write-down	-	6
Provision for warranty	135	178
(Gain) loss on sale of property and equipment	(28)	2
Provision for deferred income taxes	31	1,007
Interest on notes receivable	(3)	(3)
Change in operating assets and liabilities:
Accounts receivable	18	(135)
Inventories	415	(85)
Prepaid expenses and other	(5)	(25)
Other assets	(49)	1
Accounts payable and accrued liabilities	196	(80)
Accrued compensation and benefits	(1,065)	(870)
Income taxes payable	444	-
Deferred revenue	155	9
Deferred rent	7	19
Net cash provided by operating activities of continuing operations	1,603	1,909
Net cash used in operating activities of discontinued businesses	(145)	(112)
Net cash provided by operating activities	1,458	1,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(181)	(298)
Proceeds from the sale of property and equipment	39	8
Capitalized software	(28)	(53)
Purchase of business, net of cash acquired	-	(550)
Patents and other intangibles	(50)	-
Net cash used in investing activities	(220)	(893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(2,897)	(2,637)
Proceeds from exercise of stock options	-	454
Net cash used in financing activities	(2,897)	(2,183)

Net decrease in cash and cash equivalents	(1,659)	(1,279)
Cash and cash equivalents at beginning of period	21,214	21,926
Cash and cash equivalents at end of period	$19,555	$20,647

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$53	$-

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$-	$740
Common Stock Issued at Fair Value	-	(190)
Cash Paid	$-	$550

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At September 30, 2012, such operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC.  Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue in the period in which the show takes place.

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fees as revenue in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to free grading vouchers on a specific basis and to classify those revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fees continue to be recognized over the life of the membership.  This refinement of the Company’s Collectors Club revenue recognition policy, resulted in approximately $140,000 of revenue being deferred that otherwise would have been recognized in the three months ended September 30, 2012.

We recognize product sales when items are shipped to customers.  Product revenues consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program.  However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses.  These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment has occurred.  Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of September 30, 2012.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros, and its Hong Kong subsidiary, which maintains its accounting records in U.S. dollars.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the current periods, were not material.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  If stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

Stock-based compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations was $286,000 and $237,000 for the three months ended September 30, 2012 and 2011, respectively.  Of the stock-based compensation recognized in the three months ended September 30, 2012, approximately $122,000 was attributable to accelerated vesting of restricted shares held by the Company’s former CEO.

Stock Options

No stock options were granted during the three months ended September 30, 2012 and 2011.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of September 30, 2012 and stock option activity during the three months ended September 30, 2012.  The closing prices of our common stock as of September 30, 2012 and June 30, 2012 were $14.03 and $14.68, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2012	203	$12.83	2.17	$635
Outstanding at September 30, 2012	203	$12.83	1.92	$556
Exercisable at September 30, 2012	203	$12.83	1.92	$556

Restricted Stock Awards

In the three months ended September 30, 2012, 12,500 service-based shares were awarded to the Company’s Chief Financial Officer, which vest over four years.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2012 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2012	93	$15.28
Granted	12	14.37
Vested	(19)	15.59
Cancelled	(8)	15.65
Non-vested at September 30, 2012	78	$15.02

The following table sets forth total unrecognized compensation cost in the amount of $711,000 related to non-vested restricted stock awards expected to be recognized through fiscal year 2016, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2013 (remaining 9 months)	$265
2014	225
2015	176
2016	45
$711

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances.  At September 30, 2012, we had cash and cash equivalents totaling approximately $19,555,000, of which approximately $17,029,000 was invested in money market accounts.  At September 30, 2012, the Company had approximately $2,526,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two FDIC insured financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $17,400,000 at September 30, 2012.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.   No individual customer accounts receivable accounted for 10% of the Company’s total gross accounts receivable balance at September 30, 2012 and June 30, 2012.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $37,000 at September 30, 2012 and $70,000 at June 30, 2012. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 62% of our net revenues for the three months ended September 30, 2012, and 67% of our net revenues for the three months ended September 30, 2011.

Customers.  Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the three months ended September 30, 2012 and 2011, respectively.

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories, and (ii) consumable supplies that we use in our continuing authentication and grading businesses.  Coin collectibles inventories are recorded at estimated market value using the specific identification method.  Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At September 30, 2012 and June 30, 2012, we had capitalized approximately $2,910,000 and $2,882,000, respectively, as capitalized software.  The related net book value of capitalized software at September 30, 2012 and June 30, 2012 was $227,000 and $224,000, respectively.  During the three months ended September 30, 2012 and 2011, we capitalized costs of $28,000 and $53,000, respectively.  During the three months ended September 30, 2012 and 2011, approximately $25,000 and $21,000 was recorded as amortization expense for capitalized software, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations.

Dividends

In accordance with the Company’s current quarterly dividend policy, the Company paid quarterly cash dividends of $0.325 per share of common stock in the first quarter of fiscal 2013.  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the testing of indefinite-lived intangible assets for impairment. Under the guidance, management of a reporting unit has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, management concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then performing a quantitative impairment test is not necessary.  Management of a reporting unit also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing a quantitative impairment test and, if such election is made, may resume performing the qualitative assessment in any subsequent period.  The Company adopted this guidance on September 30, 2012.  The adoption of this pronouncement did not have a material effect on the Company’s Consolidated Financial Statements.

2.           INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2012	2012
Coins	$429	$1,166
Other collectibles	139	110
Grading raw materials consumable inventory	1,468	1,375
	2,036	2,651
Less inventory reserve	(178)	(378)
Inventories, net	1,858	2,273

The reduction in coin inventory at September 30, 2012 reflects the sale of a coin for $550,000 in August, 2012.  The carrying value of the coin at June 30, 2012 was $550,000.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2012	2012
Coins and stamp grading reference sets	$294	$294
Computer hardware and equipment	1,787	1,760
Computer software	1,051	1,051
Equipment	2,927	2,999
Furniture and office equipment	945	950
Leasehold improvements	766	732
Trading card reference library	52	52
	7,822	7,838
Less accumulated depreciation and amortization	(6,004)	(6,043)
Property and equipment, net	$1,818	$1,795

4.	ASSET ACQUISITION

        In September 2011, we acquired the websites, website-related assets and domain names of Coinflation.com™, which owned and operated websites, providing information on precious metal values and the intrinsic values of individual coins.  The Company’s plan is to drive incremental web traffic, generate incremental advertising dollars and add to the Company’s position as a leading service provider of valuable information and content to coin market participants  Acquisition related costs of $27,000 were incurred and have been included in general and administrative expenses for the three months ended September 30, 2011.

The following table summarizes the consideration paid and the assets acquired in the transaction (in thousands):

Cash	$550
12,500 common shares of Collectors Universe, Inc.	190
Total Consideration	$740
Allocated to:
Websites, website-related assets, domain names	$740

The fair value of our common shares issued as part of the consideration paid was determined based on the closing market price of $15.17 on the acquisition date of September 13, 2011.

The website and related assets will be amortized over an estimated useful life of five years.

Approximately $22,000 of Coinflation.com revenue was included in net revenues for the three months ended September 30, 2011, representing the revenues earned from the date of acquisition through September 30, 2011.

The following unaudited pro forma financial information set forth in the following table was prepared assuming that the acquisition of Coinflation.com had occurred on July 1, 2011, rather than the actual date of acquisition.  The following unaudited pro forma results of operations are not indicative of what our operating results would have been had the Coinflation.com acquisition been consummated on July 1, 2011 or what our results of operations will be in the future (in thousands).

	Three Months Ended September 30,
	2012	2011
Revenue	$11,230	$12,207

Income from continuing operations	$818	$1,543
Income (loss) from discontinued operations, net of income taxes	(12)	(18)
Net income	$806	$1,525

Net income per basic share:
Income from continuing operations	$0.10	$0.19
Income (loss) from discontinued operations	-	-
Net income per basic shares	$0.10	$0.19

Net income per diluted share:
Income from continuing operations	$0.10	$0.19
Income (loss) from discontinued operations	-	-
Net income per diluted shares	$0.10	$0.19

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2012	2012
Warranty reserves	$1,087	$998
Professional fees	171	70
Other	829	849
	$2,087	$1,917

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Warranty reserve beginning of period	$998	$641
Provision charged to cost of revenues	135	178
Payments	(46)	(98)
Warranty reserve, end of period	$1,087	$721

6.    DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Net revenues	$-	$-
Loss from discontinued businesses	$(18)	$(30)
Income tax benefit	6	12
Loss from discontinued operations	$(12)	$(18)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30,	June 30
Balance Sheet Data of Discontinued Operations	2012	2012
Current Assets:
Assets held for sale	$27	$27

Non-current assets:
Other assets	$182	$182

Current liabilities:
Accounts payable	$6	$7
Lease obligations	619	637
Other accrued expenses	159	160
	$784	$804
Non-current liabilities:
Lease obligations	$2,031	$2,145

The remaining note receivable balances related to the fiscal 2009 disposal of our currency grading business were $150,000 and $148,000 at September 30, 2012 and June 30, 2012, respectively.

The remaining balance of our lease obligation related to the fiscal 2009 disposal of our jewelry business was $2,650,000 at September 30, 2012, of which $619,000 was classified as a current liability, and $2,031,000 was classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2012.  We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

7.	INCOME TAXES

In the three months ended September 30, 2012 and 2011, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 40% and 41%, respectively.

8.	NET INCOME PER SHARE

Options to purchase shares of common stock and non-vested restricted shares of common stock in the aggregate of 113,000 and 110,000 for the three months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive.

9.	BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments.”  The Company’s chief operating decision-maker is its Chief Executive Officer.  The Company’s operating segments are organized based on the respective services that they offer to customers.  Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria.

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web advertising, subscription-based revenues and product sales.  The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2012 and 2011.  Net identifiable assets are provided by business segment as of September 30, 2012 and June 30, 2012 (in thousands):

	Three Months Ended September 30,
	2012	2011
Net revenues from external customers:
Coins (including product sales)	$6,957	$8,076
Trading cards and autographs	3,079	2,832
Other	1,194	1,164
Total revenue	$11,230	$12,072
Amortization and depreciation:
Coins	$93	$63
Trading cards and autographs	17	22
Other	80	47
Total	190	132
Unallocated amortization and depreciation	56	29
Consolidated amortization and depreciation	$246	$161
Stock-based compensation:
Coins	$27	$53
Trading cards and autographs	11	9
Other	10	12
Total	48	74
Unallocated stock-based compensation	238	163
Consolidated stock-based compensation	$286	$237
Operating income:
Coins	$1,499	$2,883
Trading cards and autographs	493	371
Other	433	329
Total	2,425	3,583
Unallocated operating expenses	(1,134)	(1,090)
Consolidated Operating Income	$1,291	$2,493

	September 30,	June 30,
	2012	2012
Identifiable Assets:
Coins	$5,512	$5,878
Trading cards and autographs	1,141	1,171
Other	2,613	2,669
Total	9,266	9,718
Unallocated assets	25,112	26,727
Consolidated assets	$34,378	$36,445
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2012, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $170,000, compared with $63,000 for the three months ended September 30, 2011.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At September 30, 2012, the amount owed to the Company for these services was approximately $47,000, compared with $106,000 at June 30, 2012.

11.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business.  Management believes that none of the lawsuits or disputes currently pending against the Company are likely to have a material adverse effect on the Company’s financial position or results of operations.

12.	SUBSEQUENT EVENTS

On October 31, 2012, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a second quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on November 30, 2012 to stockholders of record on November 16, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control.  Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Fiscal 2012 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2012, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on our historical financial performance.  We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2012 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable Nasdaq rules.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a lesser extent, we generate revenues from other related services which consist of: (i) sales of advertising and commissions earned on our websites, including Coinflation.com, which we acquired in September 2011; (ii) sales of printed publications and collectibles price guides and advertising in our publications and on our websites; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of First Quarter Fiscal 2013 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues:
Grading authentication and related services	$10,680	95.1%	$11,901	98.6%
Product sales	550	4.9%	171	1.4%
	11,230	100.0%	12,072	100.0%
Cost of revenues:
Grading authentication and related services	$4,340	40.6%	$4,539	38.1%
Product sales	550	100.0%	186	108.8%
	4,890	43.5%	4,725	39.1%
Gross profit:
Services	$6,340	59.4%	$7,362	61.9%
Product sales	-	-	(15)	(8.8)%
	6,340	56.5%	7,347	60.9%

Selling and marketing expenses	1,815	16.2%	1,650	13.7%
General and administrative expenses	3,234	28.8%	3,204	26.5%
Operating income	1,291	11.5%	2,493	20.7%
Interest and other income, net	62	0.5%	20	0.1%
Income before provision for income taxes	1,353	12.0%	2,513	20.8%
Provision for income taxes	535	4.7%	1,019	8.4%
Income from continuing operations	818	7.3%	1,494	12.4%
Loss from discontinued operations, net of income taxes	(12)	(0.1)%	(18)	(0.2)%
Net income	$806	7.2%	$1,476	12.2%

Net income per diluted share:
Income from continuing operations	$0.10		$0.19
Loss from discontinued operations	-		-
Net income	$0.10		$0.19

Operating income decreased by $1,202,000 or 48% to $1,291,000 in the first quarter ended September 30, 2012 from $2,493,000 in the same period of the prior year.  That decrease in operating income resulted primarily from a $1,221,000 or 10% decrease in service revenues to $10,680,000 in the first quarter, which included a $1,498,000 decrease in the revenues from of our coin authentication and grading business (which is our largest operating business).  Also, contributing to the decrease in operating income was increased sales and marketing expenses of approximately $165,000 associated with attending a trade show in Hong Kong in the first quarter of fiscal 2013 and CEO transition expenses of approximately $164,000, which are included in general and administrative expenses.

In response to this general market decline, we have reduced our coin authentication and grading costs by approximately $1.1 million on an annual basis, to more closely align our authentication and grading capacity to current market conditions.  Moreover, we will continue to closely monitor our cost structure and consider other actions that we may take to improve the profitability of the business.

These, as well as other factors affecting our operating results in the three months ended September 30, 2012, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for theThree Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Authentication and grading fees accounted for approximately 76% of our total net revenues for the three months ended September 30, 2012.  The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins.  Furthermore, because a significant proportion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the three months ended September 30, 2012.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three months ended September 30, 2012 and 2011, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps as declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2012		2011		2012		2011
Coins	343,000	47.3%	478,800	57.3%	$298,744	89.8%	$336,559	90.7%
Trading cards and Autographs (1)	382,500	52.7%	353,500	42.3%	33,778	10.2%	32,727	8.8%
Stamps(2)	-	-	3,500	0.4%	-	-	1,891	0.5%
Total	725,500	100.0%	835,800	100.0%	$332,522	100.0%	$371,177	100.0%

(1)
Consists of trading card units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

(2)	We sold our stamp authentication and grading business in June 2012.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their ability and willingness to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, because the threat of increased inflation or concerns about the weakening of the U.S. dollar often lead investors and consumers to purchase gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins,  if they believe that the market prices of hard assets will increase.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines in the market prices of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases.  In addition, our financial position is impacted by the Company’s tax position.  Through June 30, 2012, the Company had fully utilized all of its federal net operating losses and other tax attributes, and therefore we will pay federal income taxes at 34% of taxable income on an annual basis in future periods.  The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2012, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2012.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the first quarter ended September 30, 2012, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit, and determined that it was more likely than not that the fair value of CCE and CoinFacts was greater than the carrying value, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

With respect to our Expos trade show business, as previously disclosed in our Form 10-K for the year ended June 30, 2012, we determined that no further impairment existed at both June 30, 2012 and there were no triggering events in the three months ended September 30, 2012.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based equity grants with a financial performance goal, we begin to recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.  Stock-based compensation in the three months ended September 30, 2012, represents expenses attributable to (i) prior year grants of restricted stock for which compensation is being recognized over the remaining service periods of those grants, (ii) grants of 12,500 shares granted in September 2012 to the Company’s Chief Financial Officer, and (iii) $122,000 in connection with accelerated vesting of restricted shares for the Company’s former CEO.  The fiscal 2013 stock-based awards are service-based, and therefore in the three months ended September 30, 2012, we began recognizing stock-based compensation for those service-based shares.

The vesting of restricted shares held by our former CEO was accelerated in exchange for his early termination, effective October 15, 2012, of his employment agreement, which would otherwise have continued in effect until June 30, 2013.

Results of Operations for the Three Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs.  We also generated fees from the authentication and grading of stamps through June 2012 (when we sold our stamp authentication business).  To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising and commission earned from our websites (including Coinflation.com, which we acquired in September 2011) and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three months ended September 30, 2012 and 2011 between grading and authentication services revenues, other related services revenues and product sales (in thousands):

					2012 vs. 2011
	2012		2011		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$8,556	76.2%	$9,946	82.4%	$(1,390)	(14.0)%
Other related services	2,124	18.9%	1,955	16.2%	169	8.6%
Total service revenues	$10,680	95.1%	$11,901	98.6%	$(1,221)	(10.3)%
Product revenues	550	4.9%	171	1.4%	379	221.6%
Total net revenues	$11,230	100.0%	$12,072	100.0%	$(842)	(7.0)%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2012 and 2011 (in thousands):

					2012 vs. 2011
	2012		2011		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number		Percent
Coins	$6,407	57.1%	$7,905	65.5%	$(1,498)	(18.9)%	(135,800)		(28.4)%
Cards and Autographs(1)	3,079	27.4%	2,832	23.5%	247	8.7%	29,000		8.2%
Other (2)	1,194	10.6%	1,164	9.6%	30	2.6%	(3,500	)(3)	(100.0)%
Product sales	550	4.9%	171	1.4%	379	221.6%	-		-
	$11,230	100.0%	$12,072	100.0%	$(842)	(7.0)%	(110,300)		(13.2)%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)
Includes CCE subscription fees, revenues earned from our Expos convention business, our Coinflation.com website and our formerly owned stamp authentication and grading business (for the three months ended September 30, 2011).

(3)	Consists of the change in the number of stamps graded and authenticated as a result of the sale of our stamp authentication and grading business in June 2012.

For the three months ended September 30, 2012, our total service revenues decreased by $1,221,000 or 10.3%, compared to the three months ended September 30, 2011 and comprised a decrease of $1,390,000 or 14.0%, in grading and authentication fees and increased other related services of $169,000 or 8.6%.

The decreased grading and authentication fees in the three months ended September 30, 2012 was primarily attributable to a decrease in coin authentication and grading fees of $1,542,000 or 21% in the first quarter,  due to a 28% decrease in the number of coins graded.  The coin decreases was partially offset by increased fees earned by our cards and autographs authentication and grading business of $263,000 or 10.4% in this year’s first quarter.  In addition, due to the sale of PSE in June 2012, our stamp authentication and grading fees decreased by $111,000 compared to the three months ended September 30, 2011.

Our modern coin grading and authentication fees decreased by approximately $1,040,000 or 40% in the first quarter, compared to the same quarter of the prior year.  Vintage grading and authentication fees decreased by approximately $439,000 or 19% for the quarter.  World coin grading and authentication revenues decreased by approximately $230,000 or 21% in this year’s quarter, reflecting lower submissions of world coins, partially offset by increased submissions in Hong Kong, as we attended a trade show in Hong Kong in this year’s first quarter.  Show grading and authentication revenues increased by approximately $167,000 or 14%.

We believe the decline in coin authentication and grading fees reflects stagnating gold and silver prices over the last year which, in conjunction with the overall stabilization of the economy, has made investing in gold and silver less attractive, as evidenced by continued lower sales of Silver and Gold Eagles by the US Mint, both for the three and nine months ended September 30, 2012, compared to the prior year periods.  Furthermore, we believe the reduction in our revenues reflects a general market decline in the overall coin authentication and grading market, rather than a loss of market share.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile, and therefore it is uncertain if our modern coin revenues will rebound to the levels achieved in recent years or what level of growth in those revenues, if any, will be achieved in future quarters.  Furthermore, the impact of the prevailing uncertain economic and market conditions makes it uncertain what level of revenues to expect from our coin business over the next few quarters.

Despite the decline in our coin authentication and grading business relative to our other businesses in this year’s first quarter, our coin business represented approximately 57% of total revenues, compared to 65% of total revenues in last year’s first quarter, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related products and services of $169,000 or 8.6% in the three months ended September 30, 2012 included click-through commission revenues and increased subscriptions and related fees from our CCE business.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Gross profit – services	$6,340	59.4%	$7,362	61.9%
Gross profit – product sales	-	-	(15)	(8.8)%
Total	$6,340	56.5%	$7,347	60.9%

As indicated in the above table, our services gross profit margin was 59.4% for the three months ended September 30, 2012, compared to 61.9% for the three months ended September 30, 2011.  That decrease in our gross profit margin was attributable to the reduction in our services revenues and the relatively fixed nature of certain of our direct costs.  As a result, the gross profit margin for our coin business declined from 67% in the three months ended September 30, 2011 to 63% in the three months ended September 30, 2012.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$1,815	16.2%	$1,650	13.7%

The increase of $165,000 in selling and marketing expenses in the three months ended September 30, 2012, compared to the same period of the prior year was primarily attributable to costs associated with attending a trade show in Hong Kong and increased marketing costs in connection with our e-commerce business, partially offset by a reduction in business development cost incentives due to lower coin revenues in the quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$3,234	28.8%	$3,204	26.5%

G&A expenses were essentially flat in the three months ended September 30, 2012, compared to the same period of fiscal 2011.  G&A cost savings relating to lower management bonuses and incentives due to the reduction in the operating results in the quarter, and lower third-party software consulting fees were offset by higher depreciation and amortization expenses associated with capital expenditures and system upgrades and higher legal fees.  In addition, G&A expenses include approximately $164,000 of costs associated with CEO transition expenses, which include approximately $122,000 of non-cash stock-based compensation.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
	2012	2011
Included in:
General and administrative expenses	$286	$237

The $49,000 increase in stock-based compensation expense in the three months ended September 30, 2012 was due to the $122,000 of stock-based compensation costs recognized due to the accelerated vesting of restricted stock held by the Company’s former CEO.  Excluding this $122,000, the lower level of stock-based compensation expenses in the first quarter of fiscal 2013, compared to fiscal 2012, reflects 12,500 of restricted shares granted in the three months ended September 30, 2012, compared to 92,000 restricted shares granted in the three months ended September 30, 2011.

The following table sets forth unrecognized stock-based compensation costs totaling $711,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2016 and assumes that the holders of the equity awards will remain in the Company’s service through 2016.  The following amounts and time periods do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) any change that may occur in the Company’s forfeiture rate (in thousands):

Fiscal Year Ending June 30,	Amount
2013 (remaining 9 months)	$265
2014	225
2015	176
2016	45
$711

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in 2013.

Income Tax Expense

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Income tax expense	$535	$1,019

The income tax provisions of $535,000 and $1,019,000 in the three months ended September 30, 2012 and 2011, respectively, represented estimated annual effective tax rates of approximately 40% and 41%, respectively.

Discontinued Operations

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Loss from discontinued operations (net of income taxes)	$(12)	$(18)

The losses from discontinued operations (net of income taxes) for both the three months ended September 30, 2012 and 2011, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At September 30, 2012, we had cash and cash equivalents of approximately $19,555,000, as compared to cash and cash equivalents of $21,214,000 at June 30, 2012.

Cash Flows.

Cash Flows from Continuing Operations.  During the three months ended September 30, 2012 and 2011, our operating activities from continuing operations generated cash of $1,603,000 and $1,909,000, respectively, primarily attributable to the income from operations for the periods, including in the three months ended September 30, 2012, an increase of $379,000 from the sale of coins.  The decrease in the cash flows from operations in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily reflects our lower operating results in this year’s first quarter.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $145,000 and $112,000 in the three months ended September 30, 2012 and 2011, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities (including subtenant improvements in the three months ended September 30, 2012), formerly occupied by our discontinued jewelry businesses.

Cash from or used in Investing Activities.  Investing activities used cash of $220,000 and $893,000 during the three months ended September 30, 2012 and 2011, respectively.  In the three months ended September 30, 2012, the Company paid net $170,000 for capital expenditures and capitalized software costs and $50,000 in patent and trademarks costs.  In the three months ended September 30, 2011, we paid net $343,000 for capital expenditures and capitalized software costs, and $550,000 in September 2011, for the purchase of the assets of Coinflation.com.

Cash used in Financing Activities.  In the three months ended September 30, 2012, financing activities used net cash of $2,897,000 to pay dividends to stockholders.  In the three months ended September 30, 2012, the Company received cash proceeds of $454,000 from the exercise of employee stock options and used cash of $2,637,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining nine months)	$1,072	$34	$1,038
2014	1,498	46	1,452
2015	1,428	47	1,381
2016	1,221	49	1,172
2017	1,158	50	1,108
Thereafter	2,308	92	2,216
	$8,685	$318	$8,367

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining nine months)	$558	$137	$421
2014	758	192	566
2015	794	195	599
2016	635	99	536
2017	471	-	471
Thereafter	245	-	245
	$3,461	$623	$2,838
Less: Discounted estimated fair value of lease payments			(2,538)
Accretion expense to be recognized in future periods			$300

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $2,538,000 and an estimate of the operating expenses related to the leased properties of $112,000.

The cash payment under these two lease obligations are to be paid on a monthly basis in accordance with the above schedule.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends.  Our current dividend policy calls for us to pay quarterly cash dividends of $0.325 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.30 per common share.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At September 30, 2012, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, due primarily to the uncertainties about the strength of the economic recovery in the United States, including the impact of global economic conditions on the United States’ economy, there is no assurance that we would be able to obtain such borrowings or raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the testing of indefinite-lived intangible assets for impairment. Under the guidance, management of a reporting unit has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, management concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then performing a quantitative impairment test is not necessary.  Management of a reporting unit also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing a quantitative impairment test and, if such election is made, may resume performing the qualitative assessment in any subsequent period.  The Company adopted this guidance on September 30, 2012.  The adoption of this pronouncement did not have a material effect on the Company’s Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At September 30, 2012, we had approximately $19,555,000 in cash and cash equivalents, of which, $17,029,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 that we filed with the SEC on August 30, 2012.

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

COLLECTORS UNIVERSE, INC.

Date: November 8, 2012	By:	/s/ ROBERT G. DEUSTER
ROBERT G. DEUSTER
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 8, 2012	By:	/s/ JOSEPH J. WALLACE
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