Form 10-Q
period 2012-12-31
COLLECTORS UNIVERSE INC
filed 2013-02-07
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of February 4, 2013
Common Stock $.001 Par Value	8,489,844

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)
	December 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,456	$21,214
Accounts receivable, net of allowance of $34 at December 31, 2012 and $70 at June 30, 2012	1,832	1,794
Inventories, net	1,892	2,273
Prepaid expenses and other current assets	958	813
Deferred income tax assets	1,177	1,177
Notes receivable from sale of net assets of discontinued operations	153	148
Current assets of discontinued operations	27	27
Total current assets	23,495	27,446

Property and equipment, net	1,837	1,795
Goodwill	2,083	2,083
Intangible assets, net	1,674	1,788
Deferred income tax assets	2,982	2,982
Other assets	280	169
Non-current assets of discontinued operations	182	182
	$32,533	$36,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344	$1,625
Accrued liabilities	1,944	1,917
Accrued compensation and benefits	1,505	2,463
Income taxes payable	368	191
Deferred revenue	3,143	2,322
Current liabilities of discontinued operations	783	804
Total current liabilities	9,087	9,322

Deferred rent	462	447
Non-current liabilities of discontinued operations	1,915	2,145
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,490 and 8,107 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	8	8
Additional paid-in capital	74,136	73,683
Accumulated deficit	(53,075)	(49,160)
Total stockholders’ equity	21,069	24,531
	$32,533	$36,445

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$9,595	$11,472	$20,825	$23,544
Cost of revenues	3,964	4,717	8,854	9,441
Gross profit	5,631	6,755	11,971	14,103
Operating Expenses:
Selling and marketing expenses	1,552	1,567	3,368	3,218
General and administrative expenses	3,108	3,294	6,342	6,498
Total operating expenses	4,660	4,861	9,710	9,716
Operating income	971	1,894	2,261	4,387
Interest and other income, net	9	18	71	38
Income before provision for income taxes	980	1,912	2,332	4,425
Provision for income taxes	399	795	934	1,814
Income from continuing operations	581	1,117	1,398	2,611
Loss from discontinued operations, net of income taxes	(20)	(32)	(31)	(50)
Net income	$561	$1,085	$1,367	$2,561

Net income per basic share:
Income from continuing operations	$0.07	$0.14	$0.17	$0.33
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.07	$0.14	$0.17	$0.32

Net income per diluted share:
Income from continuing operations	$0.07	$0.14	$0.17	$0.33
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.07	$0.14	$0.17	$0.32

Weighted average shares outstanding:
Basic	8,052	7,904	8,038	7,880
Diluted	8,113	7,999	8,099	7,982
Dividends declared per common share	$0.325	$0.325	$0.65	$0.65

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,367	$2,561
Discontinued operations	31	50
Income from continuing operations	1,398	2,611
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	504	361
Stock-based compensation expense	433	677
Provision for bad debts	3	2
Provision for inventory write-down	2	131
Provision for warranty	266	339
Loss (gain) on sale of property and equipment	(22)	2
Interest on notes receivable	(5)	(7)
Provision for deferred income taxes	-	1,547
Change in operating assets and liabilities:
Accounts receivable	(42)	176
Inventories	379	(253)
Prepaid expenses and other	(145)	(246)
Other assets	(110)	12
Accounts payable and accrued liabilities	(254)	(345)
Accrued compensation and benefits	(958)	(419)
Income taxes payable	177	(7)
Deferred revenue	821	(7)
Deferred rent	15	33
Net cash provided by operating activities of continuing operations	2,462	4,607
Net cash used in operating activities of discontinued businesses	(282)	(223)
Net cash provided by operating activities	2,180	4,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	33	8
Capital expenditures	(356)	(512)
Capitalized software	(28)	(207)
Purchase of Coinflation.com, net of cash acquired	-	(550)
Patents and other intangibles	(59)	-
Net cash used in investing activities	(410)	(1,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	28	454
Dividends paid to common stockholders	(5,548)	(5,203)
Payments for retirement of common stock	(8)	-
Net cash used in financing activities	(5,528)	(4,749)

Net decrease in cash and cash equivalents	(3,758)	(1,626)
Cash and cash equivalents at beginning of period	21,214	21,926
Cash and cash equivalents at end of period	$17,456	$20,300

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$737	$240

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$-	$740
Common Stock Issued at Fair Value	-	(190)
Cash Paid	$-	$550

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At December 31, 2012, such operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited and Expos Unlimited, Inc. (“Expos”), all of which are 100% owned by Collectors Universe, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC.  Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

A portion of our net revenues are comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services. Through December 31, 2011, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fees as revenue in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter ended March 31, 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to free grading vouchers on a specific basis and to classify those revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fees continue to be recognized over the life of the membership.  This refinement of the Company’s Collectors Club revenue recognition policy resulted in approximately $240,000 of revenue being deferred that otherwise would have been recognized in the six months ended December 31, 2012.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred.  Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of December 31, 2012.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros, and its Hong Kong subsidiary, which maintains its accounting records in U.S. dollars.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the respective periods, were not material.

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

The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2012	2011	2012	2011
Sales and marketing expenses	$5	$-	$5	$-
General and administrative expenses	142	440	428	677
	$147	$440	$433	$677

Of the stock-based compensation recognized in the six months ended December 31, 2012, approximately $103,000 was attributable to the accelerated vesting of restricted shares held by the Company’s former CEO.

Stock Options

No stock options were granted during the six months ended December 31, 2012 and 2011.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2012 and stock option activity during the six months ended December 31, 2012.  The closing prices of our common stock as of December 31, 2012 and June 30, 2012 were $10.03 and $14.68, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2012	203	$12.83	2.17	$635
Exercised	(8)	$3.45	-	$-
Outstanding at December 31, 2012	195	$13.23	1.71	$154
Exercisable at December 31, 2012	195	$13.23	1.71	$154

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program

On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain management employees (“Participants”) and granted approximately 300,000 shares of restricted stock (the “restricted shares”), including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, pursuant to the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next Annual Meeting, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

The vesting of those restricted shares is conditioned on the Company’s achievement of increasing annual operating income during any fiscal year within a six-year period commencing with fiscal 2013 and continuing through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon the determination that a milestone has been achieved for a fiscal year, 50% of the shares related to achieving that milestone will vest immediately and the remaining 50% will vest at June 30 of the following fiscal year.

If the Company never achieves the Threshold Performance Goal during the term of the Program, all of the restricted shares will be forfeited effective June 30, 2018.  If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares will be forfeited effective June 30, 2018.

The Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the milestone has been achieved and the remaining 50% on June 30 of the following fiscal year.

As of December 31, 2012, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, will recognize stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016.  Management will reassess at each reporting date whether any additional compensation expense is to be recognized.

Other Fiscal 2013 Grants

During the six months ended December 31, 2012, the Company granted 60,000 service-based shares with service periods ranging from three to four years to employees, including 40,000 shares to the Company’s Chief Executive Officer and 12,500 shares to the Company’s Chief Financial Officer.  Management estimated the fair value of those shares to be approximately $775,000, and such expense is being recognized over the awards respective service period.

In the second quarter of fiscal 2013, the Company granted approximately 24,000 restricted shares with a one-year service vesting period to the non-employee directors.  The Company estimated the fair value of those shares to be approximately $240,000, and such expense is being recognized over the one-year service period.

The following table presents the non-vested status of the restricted shares for the six months ended December 31, 2012 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2012	93	$15.28
Granted	384	10.45
Vested	(38)	15.28
Cancelled	(9)	15.65
Non-vested at December 31, 2012	430	$10.96

The following table sets forth total unrecognized compensation cost in the amount of $1,678,000 related to non-vested restricted stock awards expected to be recognized through fiscal year 2016, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods and the Company will achieve the Threshold Performance Goal for the LTIP.  The amount does not include the cost or effect of the possible grant of any additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture percentage.

Fiscal Year Ending June 30,	Amount (In Thousands)
2013 (remaining 6 months)	$408
2014	566
2015	427
2016	277
$1,678

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances.  At December 31, 2012, we had cash and cash equivalents totaling approximately $17,456,000, of which approximately $15,344,000 was invested in money market accounts.  At December 31, 2012, the Company had approximately $2,112,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two FDIC insured financial institutions.  We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $14,800,000 at December 31, 2012.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.   One individual customer’s accounts receivable represented 10% of the Company’s total gross accounts receivable balance at December 31, 2012; whereas at June 30, 2012, no individual customer accounts receivable represented 10% of the Company’s total gross accounts receivable balance.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $34,000 at December 31, 2012 and $70,000 at June 30, 2012. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sale of collectible coins, related services and product sales accounted for approximately 62% of our net revenues for the three and six months ended December 31, 2012, and 67% of our net revenues for the three and six months ended December 31, 2011.

Customers.  Five of our coin authentication and grading customers represented, in the aggregate, approximately 12% and 11% of our total net revenues in the six months ended December 31, 2012 and 2011, respectively.

Inventories

Our inventories consist primarily of (i) our collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses.  Collectible coin inventories are recorded at estimated market value using the specific identification method.  Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At December 31, 2012 and June 30, 2012, we had capitalized approximately $2,910,000 and $2,882,000, respectively, as capitalized software.  The related net book value of capitalized software at December 31, 2012 and June 30, 2012 was $201,000 and $224,000, respectively.  During the six months ended December 31, 2012 and 2011, we capitalized costs of $28,000 and $207,000, respectively.  During the three and six months ended December 31, 2012, approximately $26,000 and $51,000 was recognized as amortization expense for capitalized software, respectively, and for the three and six months ended December 31, 2011, we amortized $13,000 and $34,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, the Company paid quarterly cash dividends of $0.325 per share of common stock in the second quarter of fiscal 2013.  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.           INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2012	2012
Coins	$504	$1,166
Other collectibles	138	110
Grading raw materials consumable inventory	1,430	1,375
	2,072	2,651
Less inventory reserve	(180)	(378)
Inventories, net	$1,892	$2,273

The reduction in coin inventory at December 31, 2012 reflects the sale of a coin for $550,000 in August, 2012.  The carrying value of the coin at June 30, 2012 was $550,000.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2012	2012
Coins and stamp grading reference sets	$294	$294
Computer hardware and equipment	1,797	1,760
Computer software	1,051	1,051
Equipment	3,029	2,999
Furniture and office equipment	953	950
Leasehold improvements	827	732
Trading card reference library	52	52
	8,003	7,838
Less accumulated depreciation and amortization	(6,166)	(6,043)
Property and equipment, net	$1,837	$1,795

4.	ASSET ACQUISITION

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

The cost of the website and related assets is being amortized over an estimated useful life of five years.

Approximately $110,000 and $131,000 of Coinflation.com revenue was included in net revenues for the three and six months ended December 31, 2011, representing the revenues earned from the date of acquisition through December 31, 2011.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	Actual	Actual	Actual	Proforma
Revenue	$9,595	$11,472	$20,825	$23,679

Income from continuing operations	$581	$1,117	$1,398	$2,660
Loss from discontinued operations, net of income taxes	(20)	(32)	(31)	(50)
Net income	$561	$1,085	$1,367	$2,610

Net income per basic share:
Income from continuing operations	$0.07	$0.14	$0.17	$0.34
Loss from discontinued operations	-	-	-	(0.01)
Net income per basic shares	$0.07	$0.14	$0.17	$0.33

Net income per diluted share:
Income from continuing operations	$0.07	$0.14	$0.17	$0.33
Loss from discontinued operations	-	-	-	(0.01)
Net income per diluted shares	$0.07	$0.14	$0.17	$0.32

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2012	2012
Warranty reserves	$1,088	$998
Professional fees	46	70
Other	810	849
	$1,944	$1,917

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2012 and 2011 (in thousands):

	Six Months Ended December 31,
	2012	2011
Warranty reserve beginning of period	$998	$641
Provision charged to cost of revenues	266	339
Payments	(176)	(229)
Warranty reserve, end of period	$1,088	$751

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$-	$-	$-	$-

Loss before income tax benefit	$(32)	$(53)	$(51)	$(83)
Income tax benefit	12	21	20	33
Loss from discontinued operations	$(20)	$(32)	$(31)	$(50)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31,	June 30,
Balance Sheet Data of Discontinued Operations	2012	2012
Current Assets:
Assets held for sale	$27	$27

Non-current assets:
Other assets	$182	$182

Current liabilities:
Accounts payable	$8	$7
Lease obligations	615	637
Other accrued expenses	160	160
	$783	$804
Non-current liabilities:
Lease obligations	$1,915	$2,145

The remaining note receivable balances related to the fiscal 2009 disposal of our currency grading business were $153,000 and $148,000 at December 31, 2012 and June 30, 2012, respectively, and are classified as other assets.

The remaining balance of our lease obligations related to the fiscal 2009 disposal of our jewelry businesses was $2,530,000 at December 31, 2012, of which $615,000 was classified as a current liability, and $1,915,000 was classified as a non-current liability in the accompanying consolidated balance sheet at December 31, 2012.  We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

7.	INCOME TAXES

In the six months ended December 31, 2012 and 2011, we recognized provisions for income taxes based upon estimated annual effective tax rates with discrete items of approximately 40% and 41%, respectively.

8.	NET INCOME PER SHARE

Options to purchase shares of common stock and non-vested restricted shares of common stock in the aggregate of 168,000 and 126,000 for the three months ended December 31, 2012 and 2011, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive. The aggregate number of anti-dilutive restrictive shares excluded from diluted income per share totaled approximately 140,000 and 104,000 for the six months ended December 31, 2012 and 2011, respectively, and approximately 300,000 Performance-Based restricted shares were excluded from the computation of diluted earnings per share for both the three and six months ended December 31, 2012, because we had not reached any of the Performance Goals at December 31, 2012.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles.  Services provided by these segments include authentication, grading, publication and web advertising, subscription-based revenues and product sales.  The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles convention business.

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2012 and 2011.  Net identifiable assets are provided by business segment as of December 31, 2012 and June 30, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenues from external customers
Coins	$5,927	$7,962	$12,884	$16,038
Trading cards and autographs	2,921	2,663	6,000	5,495
Other	747	847	1,941	2,011
Total revenue	$9,595	$11,472	$20,825	$23,544
Amortization and depreciation
Coins	$100	$62	$193	$125
Trading cards and autographs	17	20	34	42
Other	82	83	162	130
Total	199	165	389	297
Unallocated amortization and depreciation	59	35	115	64
Consolidated amortization and depreciation	$258	$200	$504	$361
Stock-based compensation
Coins	$28	$109	$55	$162
Trading cards and autographs	11	33	22	43
Other	10	35	20	47
Total	49	177	97	252
Unallocated stock-based compensation	98	263	336	425
Consolidated stock-based compensation	$147	$440	$433	$677
Operating income before unallocated expenses
Coins	$1,273	$2,629	$2,773	$5,512
Trading cards and autographs	439	273	931	644
Other	238	94	672	423
Total	1,950	2,996	4,376	6,579
Unallocated operating expenses	(979)	(1,102)	(2,115)	(2,192)
Consolidated operating income	$971	$1,894	$2,261	$4,387

	December 31,	June 30,
	2012	2012
Identifiable Assets:
Coins	$5,659	$5,878
Trading cards and autographs	1,224	1,171
Other	2,605	2,669
Total	9,488	9,718
Unallocated assets	23,045	26,727
Consolidated assets	$32,533	$36,445
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2012, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $154,000 and $323,000, respectively, compared with $6,000 and $69,000 for the three and six months ended December 31, 2011.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At December 31, 2012, the amount owed to the Company for these services was approximately $158,000, compared with $106,000 at June 30, 2012.

11.	CONTINGENCIES

From time to time, the Company is named as a defendant in lawsuits and disputes that arise in the ordinary course of its business.  Management believes that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

12.	SUBSEQUENT EVENTS

On January 29, 2013, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a third quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on March 1, 2013 to stockholders of record on February 15, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results.  Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs with respect to our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements.  Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."  Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control.  Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Fiscal 2012 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2012, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a lesser extent, we generate revenues from other related services which consist of: (i) sales of advertising and commissions earned on our websites, including the Coinflation.com website, which we acquired in September 2011; (ii) sales of printed publications and collectibles price guides and advertising in those publications and on our websites; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of Three and Six Months Ended December 31, 2012 Operating Results

The following table sets forth comparative financial data for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$9,595	100.0%	$11,307	98.6%	$20,275	97.4%	$23,207	98.6%
Product sales	-	0.0%	165	1.4%	550	2.6%	337	1.4%
	9,595	100.0%	11,472	100.0%	20,825	100.0%	23,544	100.0%
Cost of Revenues:
Grading authentication and related services	3,962	41.3%	4,492	39.7%	8,302	40.9%	9,030	38.9%
Product sales	2	-	225	136.4%	552	100.4%	411	122.0%
	3,964	41.3%	4,717	41.1%	8,854	42.5%	9,441	40.1%

Gross Profit:
Services	5,633	58.7%	6,815	60.3%	11,973	59.1%	$14,177	61.1%
Product sales	(2)	-	(60)	(36.4)%	(2)	(0.4)%	(74)	(22.0)%
	5,631	58.7%	6,755	58.9%	11,971	57.5%	14,103	59.9%

Selling and marketing expenses	1,552	16.2%	1,567	13.7%	3,368	16.2%	3,218	13.7%
General & administrative expenses	3,108	32.4%	3,294	28.7%	6,342	30.4%	6,498	27.6%
Operating income	971	10.1%	1,894	16.5%	2,261	10.9%	4,387	18.6%
Interest and other income, net	9	0.1%	18	0.2%	71	0.3%	38	0.2%
Income before provision for income taxes	980	10.2%	1,912	16.7%	2,332	11.2%	4,425	18.8%
Provision for income taxes	399	4.1%	795	7.0%	934	4.5%	1,814	7.7%
Income from continuing operations	581	6.1%	1,117	9.7%	1,398	6.7%	2,611	11.1%
Loss from discontinued operations, net of income taxes	(20)	(0.3)%	(32)	(0.2)%	(31)	(0.1)%	(50)	(0.2)%
Net income	$561	5.8%	$1,085	9.5%	$1,367	6.6%	$2,561	10.9%
Net income per diluted share:
Income from continuing operations	$0.07		$0.14		$0.17		$0.33
Loss from discontinued operations	-		-		-		(0.01)
Net income	$0.07		$0.14		$0.17		$0.32

Operating income decreased by $923,000 or 49% to $971,000 and by $2,126,000 or 48% to $2,261,000 in the three and six months ended December 31, 2012, respectively, from $1,894,000 and $4,387,000 in the same periods of the prior years, respectively.  Those decreases resulted primarily from a $1.7 million or 15% and $2.9 million or 13% decrease in total service revenues in the three and six months ended December 31, 2012, compared to the same periods of the prior year.  The reductions in service revenues included reductions of $1.9 million and $3.4 million in the revenues from our coin authentication and grading business in the three and six months ended December 31, 2012, respectively.

In response to this general market decline, we reduced our coin authentication and grading costs in the first quarter of fiscal 2013 by approximately $1.1 million on an annualized basis, to more closely align our authentication and grading capacity to current market conditions.  Moreover, we will continue to closely monitor our short-term revenue trends and cost structure to improve the profitability of the business.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2012, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three and Six Months Ended December 31, 2012, Compared to the Three and Six Months Ended December 31, 2011,” below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Authentication and grading fees accounted for approximately 79% of our total net revenues for the six months ended December 31, 2012.  The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins.  Furthermore, because a significant portion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Five of our coin authentication and grading customers represented, in the aggregate, approximately 12% of our total net revenues in the three and six months ended December 31, 2012, respectively.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three and six months ended December 31, 2012 and 2011, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps are declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended December 31,				Declared Value (000) Three Months Ended December 31,
	2012		2011		2012		2011
Coins	359,500	49.5%	428,900	54.8%	$293,491	90.9%	$298,057	91.9%
Trading cards and autographs(1)	366,400	50.5%	349,500	44.7%	29,224	9.1%	24,723	7.6%
Stamps(2)	-	-	4,100	0.5%	-	-	1,513	0.5%
Total	725,900	100.0%	782,500	100.0%	$322,715	100.0%	$324,293	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000) Six Months Ended December 31,
	2012		2011		2012		2011
Coins	702,500	48.4%	907,700	56.1%	$592,235	90.4%	$634,616	91.2%
Trading cards and autographs(1)	748,900	51.6%	703,000	43.4%	63,002	9.6%	57,450	8.3%
Stamps	-	-	7,600	0.5%	-	-	3,404	0.5%
Total	1,451,400	100.0%	1,618,300	100.0%	$655,237	100.0%	$695,470	100.0%

(1)	Consists of trading cards units graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.
(2)	We sold our stamp authentication and grading business in June 2012.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are primarily affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their ability and willingness to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally viewed as luxury goods and are purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, because the threat of increased inflation or concerns about the weakening of the U.S. dollar often lead investors and consumers to purchase gold and silver coins as hedges against inflation and reductions in the purchasing power of the U.S. currency; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of hard assets, including gold coins,  if they believe that the market prices of hard assets will increase.  By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressure, or declines or stagnation in the market price of gold.  However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence.

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

Critical Accounting Policies and Estimates

Except as discussed below, during the six months ended December 31, 2012, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2012.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our Critical Accounting Policies and Estimates.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary by management, we proceed to a two-step goodwill impairment test.  When conducting the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date.  If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and the second step of the test, which involves further testing and re-measurement of goodwill, is required.

During the first quarter ended September 30, 2012, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit, and determined that it was more likely than not that the fair value of CCE and CoinFacts was greater than the carrying value, including goodwill, and therefore it was not necessary to proceed to the second-step impairment test.

With respect to our Expos trade show business, as previously disclosed in our Form 10-K for the year ended June 30, 2012, we determined that no further impairment existed at both June 30, 2012 and there were no triggering events in the six months ended December 31, 2012.

Stock-Based Compensation.  We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based equity grants with a financial performance goal, we begin to recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

(i)           Fiscal 2013 Expense.  Stock-based compensation in the three and six months ended December 31, 2012, represents expenses attributable to (i) prior year grants of restricted stock for which compensation is being recognized over the remaining service periods of those grants; (ii) grants of 84,000 shares of restricted stock granted in the six months ended December 31, 2012 (including 40,000 shares granted to the Company’s new Chief Executive Officer, 12,500 shares granted the Company’s Chief Financial Officer and 24,000 shares granted to the Company’s outside directors), all of which are service-based grants and, therefore, required recognition of stock-based compensation for those awards from the respective grant dates; and (iii) $103,000 in connection with accelerated vesting of restricted shares for the Company’s former CEO.

The accelerated vesting of restricted shares held by our former CEO was in exchange for his early termination, effective October 15, 2012, of his employment agreement, which would otherwise have continued in effect until June 30, 2013.

(ii)           Fiscal 2013 Long-Term Performance-Based Equity Incentive Program

On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain management employees (“Participants”) and granted approximately 300,000 shares of restricted stock (the “restricted shares”), including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, pursuant to the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

The primary purposes of this program are (i) to focus executive management on achieving substantial increases in the Company’s operating income, and thereby increase internally generated cash flows, and (ii) to align the longer-term financial interests of executive management with the longer-term interests of the Company’s stockholders.  For purposes of this program, operating income is defined as the Company’s operating income before non-cash stock-based compensation expense.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next Annual Meeting, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

The vesting of those restricted shares is conditioned on the Company’s achievement of increasing annual operating income during any fiscal year within a six-year period commencing with fiscal 2013 and continuing through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon the determination that a milestone has been achieved for a fiscal year, 50% of the shares related to achieving that milestone will vest immediately and the remaining 50% will vest at June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

If the Company never achieves the Threshold Performance Goal during the term of the Program, all of the restricted shares will be forfeited effective June 30, 2018.  If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares will be forfeited effective June 30, 2018.

The Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the milestone has been achieved and the remaining 50% on June 30 of the following fiscal year.

As of December 31, 2012, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, will recognize stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016.  Management will reassess at each reporting date whether any additional compensation expense is to be recognized.

Results of Operations for the Three and Six Months Ended December 31, 2012, Compared to the Three and Six Months Ended December 31, 2011

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs.  We also generated fees from the authentication and grading of stamps through June 2012 (when we sold our stamp authentication business).  To a lesser extent, we generate collectibles related service revenues (referred to in this report as “other related revenues”) from sales of Collectors Club memberships and advertising fees and commissions earned from our websites (including Coinflation.com, which we acquired in September 2011) and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles conventions.  Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three and six months ended December 31, 2012 and 2011 between grading and authentication services revenues, other related services revenues and product sales (in thousands):

	Three Months Ended December 30,
	2012		2011		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$7,848	81.8%	$9,645	84.1%	$(1,797)	(18.6)%
Other related services	1,747	18.2%	1,662	14.5%	85	5.1%
Total service revenues	9,595	100.0%	11,307	98.6%	(1,712)	(15.1)%
Product sales	-	-	165	1.4%	(165)	(100.0)%
Total net revenues	$9,595	100.0%	$11,472	100.0%	$(1,877)	(16.4)%

	Six Months Ended December 30,
	2012		2011		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$16,404	78.8%	$19,590	83.2%	$(3,186)	(16.3)%
Other related services	3,871	18.6%	3,617	15.4%	254	7.0%
Total service revenues	20,275	97.4%	23,207	98.6%	(2,932)	(12.6)%
Product sales	550	2.6%	337	1.4%	213	63.2%
Total net revenues	$20,825	100.0%	$23,544	100.0%	$(2,719)	(11.5)%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
					2012 vs. 2011
	2012		2011		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number		%
Coins	$5,927	61.8%	$7,797	68.0%	$(1,870)	(24.0)%	(69,400)		(16.2)%
Cards and autographs (1)	2,921	30.4%	2,663	23.2%	258	9.7%	16,900		4.8%
Other (2)	747	7.8%	847	7.4%	(100)	(11.8)%	(4,100	)(3)	(100.0%)
Product sales	-	-	165	1.4%	(165)	(100.0)%	-		-
	$9,595	100.0%	$11,472	100.0%	$(1,877)	(16.4)%	(56,600)		(7.2)%

	Six Months Ended December 31,
					2012 vs. 2011
	2012		2011		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number		%
Coins	$12,334	59.2%	$15,702	66.7%	$(3,368)	(21.4)%	(205,200)		(22.6)%
Cards and autographs (1)	6,000	28.8%	5,495	23.3%	505	9.2%	45,900		6.5%
Other (2)	1,941	9.4%	2,011	8.6%	(70)	(3.5)%	(7,600	)(3)	(100.0)%
Product sales	550	2.6%	336	1.4%	214	63.7%	-		-
	$20,825	100.0%	$23,544	100.0%	$(2,719)	(11.5)%	(166,900)		(10.3)%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, revenues earned from our Expos convention business, our Coinflation.com website and our formerly owned stamp authentication and grading business.
(3)	Consists of the reduction in the number of stamps graded and authenticated as a result of the sale of our stamp authentication and grading business in June 2012.

For the three months ended December 31, 2012, our total service revenues decreased by $1,712,000 or 15.1%, compared to the three months ended December 31, 2011 and comprised a decrease of $1,797,000 or 18.6%, in grading and authentication fees, partially offset by an increase in other related services of $85,000 or 5.1%.  For the six months ended December 31, 2012, our total service revenues decreased by $2,932,000 or 12.6% compared to the six months ended December 31, 2011 and comprised a decrease of $3,186,000 or 16.3% in grading and authentication fees, partially offset by an increase of $254,000 or 7.0% in other related services, respectively.

The decreases in grading and authentication fees in the three and six months ended December 31, 2012 were attributable to decreases in coin authentication and grading fees of $1,941,000 or 27% and $3,483,000 or 24% in the three and six months ended December 31, 2012, respectively.  Those decreases were due primarily to decreases of 16% and 23% in the number of coins graded in the three and six months ended December 31, 2012, respectively, and in the second quarter due to a lower average service fee earned on modern coin grading revenues due to the mix of modern coin programs in the quarter.  The reduction in coin fees were partially offset by increased fees earned by our cards and autographs authentication and grading business of $251,000 or 11% and $514,000 or 10% in the three and six months ended December 31, 2012, respectively.  In addition, due to the sale of PSE in June 2012, our stamp authentication and grading fees decreased by $107,000 and $217,000, compared to the three and six months ended December 31, 2011, respectively.

Our modern coin grading and authentication fees decreased by approximately $920,000 or 36% and $1,961,000 or 38% in the three and six months ended December 31, 2012, respectively, compared to the same respective periods of the prior year.  Vintage grading and authentication fees decreased by approximately $511,000 or 19% and $950,000 or 19% for the three and six month periods, respectively.  World coin grading and authentication revenues decreased by approximately $398,000 or 36% and $628,000 or 28% in the three and six month periods, respectively, reflecting lower U.S. submissions of world coins, partially offset by increased submissions in Hong Kong.  Show grading and authentication revenues were down by $111,000 or 14% in the second quarter, but increased by approximately $56,000 or 3% in the six months ended December 31, 2012.

We believe the decline in coin authentication and grading fees reflects stagnating gold and silver prices over the last year which, in conjunction with improving economic conditions, has made investing in gold and silver less attractive.  In addition, in the quarter ended December 31, 2011, the Company benefited from the popularity of the U.S. Mint’s 25th Anniversary American Eagle Silver Coin Program, which contributed revenues of approximately $1.1 million in that quarter.  There was no similar program in the quarter ended December 31, 2012.  Furthermore, we believe the reduction in our revenues reflects general market conditions, rather than a loss of market share.

With respect to the second half of our fiscal year, sales of Gold and Silver Eagles by the U.S. Mint increased in the three months ended December 31, 2012, compared to the same period of the prior year, representing the first quarter during calendar year 2012 in which sales of Gold and Silver Eagles increased, as compared to the corresponding quarters of the prior year.  This increased level of sales appears to be continuing in the early part of calendar 2013, which we believe should lead to a higher level of submissions in our third fiscal quarter, which is typically our strongest quarter of the year.  Therefore, we expect an improved performance in the business in the second half of fiscal 2013 compared to the first half of the year.  However, it remains uncertain as to whether the Company can achieve results at the level achieved in the third quarter of fiscal 2012 and whether the activity levels we are experiencing in the early part of the third quarter will continue throughout the third quarter and into the fourth quarter of fiscal 2013.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile, and therefore it is uncertain as to whether our modern coin revenues will rebound to the levels achieved in recent years or what level of growth in those revenues, if any, will be achieved in future quarters.

Despite the decline in our coin authentication and grading business relative to our other businesses in the first half of the year, our coin business represented approximately 59% of total revenues, compared to 67% of total revenues in the first half of fiscal 2012, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related services of $85,000 or 5.1% and $254,000 or 7% in the three and six months ended December 31, 2012, respectively, included increased click-through commission revenues and subscriptions and related fees from our CCE business.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit services	$5,633	58.7%	$6,815	60.3%	$11,973	59.1%	$14,177	61.1%
Gross profit–product sales	(2)	-	(60)	(36.4)%	(2)	(0.4)%	(74)	(22.0)%
Total	$5,631	58.7%	$6,755	58.9%	$11,971	57.5%	$14,103	59.9%

As indicated in the above table, our services gross profit margin was 58.7% for the three months ended December 31, 2012, compared to 60.3% for the three months ended December 31, 2011. For the six months ended December 31, 2012, our services gross profit margin was 59.1%, compared to 61.1% for the six months ended December 31, 2011. Those decreases in our gross profit margin were primarily attributable to the reduction in our services revenues and the relatively fixed nature of certain of our direct costs.  As a result of the reduction in coin service revenues, the gross profit margin for our coin business declined from 66% and 67% in the three and six months ended December 31, 2011, respectively, to 62% in the both three and six months ended December 31, 2012.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Selling and marketing expenses	$1,552	$1,567	$3,368	$3,218
Percent of net revenue	16.2%	13.7%	16.2%	13.7%

Sales and marketing costs were essentially flat in the second quarter of fiscal 2013 compared to the second quarter of 2012 and increased by $150,000 in the six months ended December 31, 2012, compared to the same period of the prior year.  In the three and six month periods of fiscal 2013, sales and marketing costs reflect increased marketing costs in connection with our e-commerce initiatives, offset by a reduction in business development incentives due to lower coin revenues in the quarter.  In addition, in the six months ended December 31, 2012, the increased costs reflect the cost of attending a trade show in Hong Kong in the three months ended September 30, 2012 for which there were no comparable costs in the six months ended December 31, 2011.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
General and administrative expenses	$3,108	$3,294	$6,342	$6,498
Percent of net revenue	32.4%	28.7%	30.4%	27.6%

G&A expenses decreased by $186,000 and $156,000 in the three and six months ended December 31, 2012, respectively, compared to the same periods of fiscal 2012.  G&A cost savings for both the three and six month periods were due to lower stock-based compensation costs of $298,000 for the quarter and $249,000 for the six months (see below), partially offset by higher depreciation and amortization expenses associated with prior year capital expenditures and system upgrades and higher legal fees.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2012	2011	2012	2011
Sales and marketing expenses	$5	$-	$5	$-
General and administrative expenses	142	440	428	677
	$147	$440	$433	$677

The $293,000 and $244,000 reductions in stock-based compensation expense in the three and six months ended December 31, 2012, respectively, reflects 84,000 of restricted shares granted at a lower average grant date fair value in the six months ended December 31, 2012, compared to 103,000 restricted shares granted in the three and six months ended December 31, 2011.  Stock-based compensation expense in the three and six months ended December 31, 2011, included a catch up adjustment related to a performance condition that became probable of being satisfied in that period.  Stock-based compensation expense in the six months ended December 31, 2012 includes $103,000 of expense recognized due to the accelerated vesting of restricted stock held by the Company’s former CEO.

The following table, which sets forth unrecognized stock-based compensation costs totaling $1,678,000 related to non-vested stock-based awards expected to be recognized through fiscal year 2016 assumes that the holders of the equity awards will remain in the Company’s service through 2016.  In addition, the $1,678,000 includes $300,000 of stock-based compensation expense arising under the Company’s LTIP through fiscal 2016, on the assumption that the Company will achieve the threshold Performance Goal.  The following amounts and time periods do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) any change that may occur in the Company’s forfeiture rate (in thousands):

Fiscal Year Ending June 30,	Amount
2013 (remaining 6 months)	$408
2014	566
2015	427
2016	277
$1,678

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in the six months ended December 31, 2012 and Critical Accounting Policies and Estimates-Stock-Based Compensation.

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In Thousands)
Provision for income taxes	$399	$795	$934	$1,814

The income tax provision of $399,000 and $934,000 in the three and six months ended December 31, 2012, respectively, and $795,000 and $1,814,000 for the six months ended December 31, 2011, respectively, represented estimated annual effective tax rates ranging from 40% to 42% for all periods.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(20)	$(32)	$(31)	$(50)

The losses from discontinued operations (net of income taxes) for both the three and six months ended December 31, 2012 and 2011, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At December 31, 2012, we had cash and cash equivalents of approximately $17,456,000, as compared to cash and cash equivalents of $21,214,000 at June 30, 2012.

Cash Flows.

Cash Flows from Continuing Operations.  In the six months ended December 31, 2012 and 2011, our operating activities from continuing operations generated cash of $2,462,000 and $4,607,000, respectively, primarily attributable to the income from operations for the respective periods, and in the six months ended December 31, 2012, attributable to a higher level of cash generated from deferred revenues in that period of $828,000.  The decrease in the cash flows from operations in the six months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily reflects our lower operating results in this year’s first quarter.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $282,000 and $223,000 in the six months ended December 31, 2012 and 2011, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities (including subtenant improvements in the six months ended December 31, 2012), formerly occupied by our discontinued jewelry businesses.

Cash used in Investing Activities.  Investing activities used cash of $410,000 and $1,261,000 during the six months ended December 31, 2012 and 2011, respectively.  In the six months ended December 31, 2012, the Company paid net $351,000 for capital expenditures and capitalized software costs and $59,000 in patent and trademarks costs.  By comparison, in the six months ended December 31, 2011, we paid net $711,000 for capital expenditures and capitalized software costs, and $550,000, for the purchase of the assets of Coinflation.com.

Cash used in Financing Activities.  In the six months ended December 31, 2012, financing activities used net cash of $5,528,000, primarily to pay dividends to stockholders.  In the six months ended December 31, 2011, the Company used $4,749,000 in financing activities, comprising cash proceeds of $454,000 from the exercise of employee stock options offset by cash used of $5,203,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining six months)	$714	$23	$691
2014	1,500	46	1,454
2015	1,488	47	1,441
2016	1,224	49	1,175
2017	1,160	50	1,110
Thereafter	2,318	92	2,226
	$8,404	$307	$8,097

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining six months)	$384	$92	$292
2014	759	192	567
2015	794	195	599
2016	635	99	536
2017	470	-	470
Thereafter	245	-	245
	$3,287	$578	$2,709
Less: Discounted estimated fair value of lease payments			(2,435)
Accretion expense to be recognized in future periods			$274

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $2,435,000 and an estimate of the operating expenses related to the leased properties of $95,000.

The cash payment under these two lease obligations are being paid on a monthly basis in accordance with the above schedule.

With the exception of facility-related obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At December 31, 2012, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers, both in the United States and overseas; (ii) to fund working capital requirements; (iii) fund acquisitions; (iv) to fund the payment of cash dividends; (v) to pay the obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (vi) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At December 31, 2012, we had approximately $17,456,000 in cash and cash equivalents, of which $15,344,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 that we filed with the SEC on August 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2012, the Company repurchased 805 shares at $10.02 per share to satisfy employee tax withholdings related to the vesting of restricted stock.

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

COLLECTORS UNIVERSE, INC.

Date: February 7, 2013	By:	/s/ ROBERT G. DEUSTER
ROBERT G. DEUSTER
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 7, 2013	By:	/s/ JOSEPH J. WALLACE
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