Form 10-Q
period 2013-03-31
COLLECTORS UNIVERSE INC
filed 2013-05-08
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).   YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2013
Common Stock $.001 Par Value	8,489,844

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

(i)

PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(unaudited)
	March 31,	June 30,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$18,732	$21,214
Accounts receivable, net of allowance of $31 at March 31, 2013 and $70 at June 30, 2012	2,502	1,794
Inventories, net	1,735	2,273
Prepaid expenses and other current assets	1,023	813
Deferred income tax assets	1,177	1,177
Notes receivable from sale of net assets of discontinued operations	-	148
Current assets of discontinued operations	-	27
Total current assets	25,169	27,446

Property and equipment, net	1,834	1,795
Goodwill	2,083	2,083
Intangible assets, net	1,577	1,788
Deferred income tax assets	2,982	2,982
Other assets	335	169
Non-current assets of discontinued operations	182	182
	$34,162	$36,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,693	$1,625
Accrued liabilities	1,910	1,917
Accrued compensation and benefits	2,082	2,463
Income taxes payable	1,738	191
Deferred revenue	2,678	2,322
Current liabilities of discontinued operations	788	804
Total current liabilities	10,889	9,322

Deferred rent	466	447
Non-current liabilities of discontinued operations	1,791	2,145
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,490 and 8,107 issued and outstanding at March 31, 2013 and at June 30, 2012, respectively	8	8
Additional paid-in capital	74,328	73,683
Accumulated deficit	(53,320)	(49,160)
Total stockholders’ equity	21,016	24,531
	$34,162	$36,445

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$14,488	$13,082	$35,313	$36,626
Cost of revenues	5,180	5,064	14,034	14,505
Gross profit	9,308	8,018	21,279	22,121
Operating expenses:
Selling and marketing expenses	2,174	1,869	5,542	5,087
General and administrative expenses	3,214	3,235	9,556	9,732
Total operating expenses:	5,388	5,104	15,098	14,819
Operating income	3,920	2,914	6,181	7,302
Interest income and other expense, net	8	26	79	63
Income before provision for income taxes	3,928	2,940	6,260	7,365
Provision for income taxes	1,541	1,209	2,475	3,024
Income from continuing operations	2,387	1,731	3,785	4,341
Income (loss) from discontinued operations, net of income taxes	(7)	7	(38)	(43)
Net income	$2,380	$1,738	$3,747	$4,298

Net income per basic share:
Income from continuing operations	$0.30	$0.22	$0.47	$0.55
Income (loss) from discontinued operations	-	-	-	(0.01)
Net income per basic share	$0.30	$0.22	$0.47	$0.54

Net income per diluted share:
Income from continuing operations	$0.29	$0.22	$0.47	$0.54
Income (loss) from discontinued operations	-	-	(0.01)	-
Net income per diluted share	$0.29	$0.22	$0.46	$0.54

Weighted average shares outstanding:
Basic	8,066	7,922	8,047	7,893
Diluted	8,101	8,020	8,099	7,993
Dividends declared per common share	$0.325	$0.325	$0.975	$0.975

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,747	$4,298
Discontinued operations	38	43
Income from continuing operations	3,785	4,341
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	769	582
Stock-based compensation expense	625	999
Provision for bad debts	10	2
Provision for inventory write-down	37	134
Provision for warranty	479	552
(Gain) loss on sale of property and equipment	(14)	5
Interest on notes receivable	(6)	(10)
Provision for deferred income taxes	-	2,538
Change in operating assets and liabilities:
Accounts receivable	(718)	(1,018)
Inventories	501	(232)
Prepaid expenses and other	(210)	(291)
Other assets	(167)	25
Accounts payable and accrued liabilities	(154)	(148)
Accrued compensation and benefits	(381)	(71)
Income taxes payable	1,547	(14)
Deferred revenue	356	255
Deferred rent	18	44
Net cash provided by operating activities of continuing operations	6,477	7,693
Net cash used in operating activities of discontinued operations	(380)	(314)
Net cash provided by operating activities	6,097	7,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	16
Capital expenditures	(529)	(922)
Capitalized software	(28)	(248)
Purchase of CoinFlation.com™, net of cash acquired	-	(550)
Patents and other intangibles	(62)	-
Collection of notes receivable from discontinued operations	154	58
Net cash used in investing activities	(428)	(1,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	28	573
Dividends paid to common stockholders	(8,171)	(7,776)
Payments for retirement of common stock	(8)	-
Net cash used in financing activities	(8,151)	(7,203)

Net decrease in cash and cash equivalents	(2,482)	(1,470)
Cash and cash equivalents at beginning of period	21,214	21,926
Cash and cash equivalents at end of period	$18,732	$20,456

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$904	$472

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$-	$740
Common Stock Issued at Fair Value	-	(190)
Cash Paid	$-	$550

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”).  At March 31, 2013, such operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  In the opinion of management, these interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC.  Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

A portion of our net revenues are comprised of subscription fees paid by customers for annual memberships in our Collectors Club.  Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services during the membership period. Through December 31, 2011, we had recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fees as revenue in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to the vouchers on a specific basis, to classify those revenues as part of authentication and grading fees rather than other related service revenues and to classify unredeemed vouchers as deferred revenue.  The balance of the membership fees continue to be recognized over the life of the membership.  During the three months ended March 31, 2013, the Company began to recognize revenue attributable to expired vouchers that had not been redeemed during the membership period. The amount of such revenue was immaterial for the three and nine months ended March 31, 2013.

We recognize product sales when items are shipped to customers.  Product revenues consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program.  However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairments, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, the timing and recognition of revenue for expired Collectors Club vouchers and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses.  These estimates are discussed in more detail in these notes to the Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred.  Qualitative factors are considered in performing our goodwill impairment assessments, including the significant excess of fair value over carrying values in prior years, and any material changes in the estimated cash flows of the reporting unit.  We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows.  Management has determined that no impairment of goodwill or other long-lived assets occurred as of March 31, 2013, as there have been no triggering events since our last annual assessment.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office, which maintains its accounting records in Euros, and its Hong Kong subsidiary, which maintains its accounting records in U.S. dollars.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the respective periods, were not material.  The Company’s China subsidiary has not yet commenced operations.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its then estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  If stock-based compensation is recognized on the basis that the performance condition is probable, and management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

The following table shows total stock-based compensation expense included as part of continuing operations in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2013	2012	2013	2012
Sales and marketing expenses	$(5)	$-	$-	$-
General and administrative expenses	197	321	625	999
	$192	$321	$625	$999

Of the stock-based compensation recognized in the nine months ended March 31, 2013, approximately $103,000 was attributable to the accelerated vesting of restricted shares held by the Company’s former CEO.

Stock Options

No stock options were granted during the nine months ended March 31, 2013 and 2012.  The following table presents information relative to the stock options outstanding under all equity incentive plans as of March 31, 2013 and stock option activity during the nine months ended March 31, 2013.  The closing prices of our common stock as of March 31, 2013 and June 30, 2012 were $11.77 and $14.68, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2012	203	$12.83	2.17	$635
Exercised	(8)	$3.45	-	$-
Outstanding at March 31, 2013	195	$13.23	1.46	$136
Exercisable at March 31, 2013	195	$13.23	1.46	$136

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program

On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain management employees (“Participants”) and granted approximately 300,000 shares of restricted stock (the “restricted shares”), including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

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

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

The vesting of the restricted shares is conditioned on the Company’s achievement of increasing annual operating income during any fiscal year within a six-year period commencing with fiscal 2013 and continuing through the fiscal year ending June 30, 2018, as indicated in the following table:

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

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the milestone has been achieved and the remaining 50% on June 30 of the following fiscal year.

As of January 1, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016, of which $21,000 was recognized in the three and nine-months ended March 31, 2013.  Management will reassess at each reporting date whether any additional compensation expense is required, and the period over which such expense should be recognized.

Other Fiscal 2013 Grants

During the nine months ended March 31, 2013, the Company granted 60,000 service-based restricted shares with service periods ranging from three to four years to employees, including 40,000 shares to the Company’s Chief Executive Officer and 12,500 shares to the Company’s Chief Financial Officer.  Management estimated the fair value of those shares to be approximately $775,000, and such expense is being recognized over respective service periods of the awards.

In the second quarter of fiscal 2013, the Company granted approximately 24,000 restricted shares with a one-year service vesting period to the non-employee directors.  Management estimated the fair value of those shares to be approximately $240,000, and such expense is being recognized over the one-year service period.

The following table presents the unvested status of the restricted shares for the nine months ended March 31, 2013 and the weighted average grant-date fair values:

Unvested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Unvested at June 30, 2012	93	$15.28
Granted	384	10.45
Vested	(46)	14.58
Cancelled	(17)	13.75
Unvested at March 31, 2013	414	$10.94

The following table sets forth unrecognized stock-based compensation costs totaling $1,401,000 related to unvested stock-based awards expected to be recognized through fiscal year 2016 assuming that the holders of the equity awards will remain in the Company’s service through 2016.  In addition, the $1,401,000 includes $279,000 of stock-based compensation expense arising under the Company’s LTIP through fiscal 2016, on the assumption that the Company will achieve the Threshold Performance Goal, as discussed above.  The following amounts and time periods do not include the costs or effects of possible grants of additional stock-based compensation awards in the future or any change that may occur in the Company’s forfeiture rate:

Fiscal Year Ending June 30,	Amount (In Thousands)
2013 (remaining 3 months)	$197
2014	537
2015	399
2016	268
$1,401

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances.  At March 31, 2013, we had cash and cash equivalents totaling approximately $18,732,000, of which approximately $16,108,000 was invested in money market accounts.  At March 31, 2013, the Company had approximately $2,624,000 in non-interest bearing bank accounts for general day-to-day operations.

Substantially all of our cash is deposited at two FDIC insured financial institutions.  We maintained cash deposits in banks in excess of the banks’ FDIC insured deposit limits of approximately $17,500,000 at March 31, 2013.  Cash in overseas bank accounts was approximately $275,000 at March 31, 2013.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.   One individual customer’s accounts receivable represented 10% of the Company’s total gross accounts receivable balance at March 31, 2013; whereas at June 30, 2012, no individual customer accounts receivable represented 10% of the Company’s total gross accounts receivable balance.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $31,000 at March 31, 2013 and $70,000 at June 30, 2012. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sale of collectible coins, related services and product sales accounted for approximately 69% and 65% of our net revenues for the three and nine months ended March 31, 2013, respectively, and 69% and 68% of our net revenues for the three and nine months ended March 31, 2012.

Customers.  Five of our coin authentication and grading customers represented, in the aggregate, approximately 15% and 11% of our total net revenues in the nine months ended March 31, 2013 and 2012, respectively.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses.  Collectible coin inventories are recorded at estimated market value using the specific identification method.  Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years.  At March 31, 2013 and June 30, 2012, we had capitalized approximately $2,910,000 and $2,882,000, respectively, as capitalized software.  The related net book value of capitalized software at March 31, 2013 and June 30, 2012 was $174,000 and $224,000, respectively.  During the nine months ended March 31, 2013 and 2012, we capitalized costs of $28,000 and $248,000, respectively.  During the three and nine months ended March 31, 2013, approximately $27,000 and $78,000 was recognized as amortization expense for capitalized software, respectively, and for the three and nine months ended March 31, 2012, we amortized $24,000 and $59,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it or there is evidence that the holder was tampered with.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves and our warranty accrual rates on an ongoing basis and significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could have a material adverse impact on our results of operations.

Dividends

In accordance with the Company’s current quarterly dividend policy, the Company paid quarterly cash dividends of $0.325 per share of common stock in the third quarter of fiscal 2013.  The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.           INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2013	2012
Coins	$517	$1,166
Other collectibles	97	110
Grading raw materials consumable inventory	1,336	1,375
	1,950	2,651
Less inventory reserve	(215)	(378)
Inventories, net	$1,735	$2,273

The reduction in coin inventory at March 31, 2013 reflects the sale of a coin for $550,000 in August 2012.  The carrying value of the coin at June 30, 2012 was $550,000.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2013	2012
Coins and stamp grading reference sets	$282	$294
Computer hardware and equipment	1,820	1,760
Computer software	1,051	1,051
Equipment	3,106	2,999
Furniture and office equipment	964	950
Leasehold improvements	885	732
Trading card reference library	52	52
	8,160	7,838
Less accumulated depreciation and amortization	(6,326)	(6,043)
Property and equipment, net	$1,834	$1,795

4.	ASSET ACQUISITION

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

Approximately $110,000 and $242,000 of Coinflation.com revenue was included in net revenues for the three and nine months ended March 31, 2012, representing the revenues earned from the date of acquisition through March 31, 2012.

The following unaudited pro forma financial information set forth in the following table was prepared assuming that the acquisition of Coinflation.com had occurred on July 1, 2011, rather than the actual date of acquisition.  The following unaudited pro forma results of operations are not indicative of what our operating results would have been had the Coinflation.com acquisition been consummated on July 1, 2011 or what our results of operations will be in the future (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	Actual	Actual	Actual	Proforma
Revenue	$14,488	$13,082	$35,313	$36,761

Income from continuing operations	$2,387	$1,731	$3,785	$4,390
Income (loss) from discontinued operations, net of income taxes	(7)	7	(38)	(43)
Net income	$2,380	$1,738	$3,747	$4,347

Net income per basic share:
Income from continuing operations	$0.30	$0.22	$0.47	$0.56
Income (loss) from discontinued operations	-	-	-	(0.01)
Net income per basic share	$0.30	$0.22	$0.47	$(0.55)

Net income per diluted share:
Income from continuing operations	$0.29	$0.22	$0.47	$0.55
Income (loss) from discontinued operations	-	-	(0.01)	(0.01)
Net income per diluted share	$0.29	$0.22	$0.46	$0.54

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
	March 31,	June 30,
	2013	2012
Warranty reserves	$1,103	$998
Professional fees	24	70
Other	783	849
	$1,910	$1,917

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2013 and 2012 (in thousands):

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2013	2012
Warranty reserve, beginning of period	$998	$641
Provision charged to cost of revenues	479	552
Payments	(374)	(297)
Warranty reserve, end of period	$1,103	$896

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues, net	$-	$(1)	$(1)	$(1)
Income (loss) before income tax	$(11)	$13	$(62)	$(70)
Income tax (expense) benefit	4	(6)	24	27
Income (loss) from discontinued operations	$(7)	$7	$(38)	$(43)

The following table contains summary balance sheet information with respect to the net assets and liabilities of the discontinued operations held for sale that is included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31,	June 30,
Balance Sheet Data of Discontinued Operations	2013	2012
Current Assets:
Assets held for sale	$-	$27

Non-current assets:
Other assets	$182	$182

Current liabilities:
Accounts payable	$11	$7
Lease obligations	618	637
Other accrued expenses	159	160
	$788	$804
Non-current liabilities:
Lease obligations	$1,791	$2,145

A remaining note receivable of $148,000 at June 30, 2012 related to the fiscal 2009 disposal of our currency grading business.  The note receivable, plus accretion, was fully collected during the third quarter of fiscal 2013.

The remaining balance of our lease obligations related to the fiscal 2009 disposal of our jewelry businesses was $2,409,000 at March 31, 2013, of which $618,000 was classified as a current liability, and $1,791,000 was classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2013.  We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

7.	INCOME TAXES

In the nine months ended March 31, 2013 and 2012, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 40% and 41%, respectively, including discrete items.

8.	NET INCOME PER SHARE

Options to purchase shares of common stock and unvested restricted shares of common stock in the aggregate of 206,000 and 118,000 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive. The aggregate number of anti-dilutive restrictive shares excluded from diluted income per share totaled approximately 162,000 and 109,000 for the nine months ended March 31, 2013 and 2012, respectively.  In addition, approximately 300,000 Performance-Based restricted shares were excluded from the computation of diluted earnings per share for both the three and nine months ended March 31, 2013, because we had not reached any of the Performance Goals at March 31, 2013.

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

We allocate operating expenses to each service segment based upon each segment’s activity level.  The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2013 and 2012.  Net identifiable assets are provided by business segment as of March 31, 2013 and June 30, 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Net revenues from external customers:	2013	2012	2013	2012
Coins (including product sales)	$10,051	$8,962	$22,935	$25,001
Trading cards and autographs	3,144	2,812	9,145	8,307
Other	1,293	1,308	3,233	3,318
Total revenue	$14,488	$13,082	$35,313	$36,626

Amortization and depreciation:
Coins	$105	$68	$298	$193
Trading cards and autographs	18	17	52	59
Other	82	79	244	209
Total	205	164	594	461
Unallocated amortization and depreciation	60	57	175	121
Consolidated amortization and depreciation	$265	$221	$769	$582

Stock-based compensation:
Coins	$33	$68	$89	$230
Trading cards and autographs	14	21	35	64
Other	12	23	32	70
Total	59	112	156	364
Unallocated stock-based compensation	133	209	469	635
Consolidated stock-based compensation	$192	$321	$625	$999

Operating income:
Coins	$3,948	$3,045	$6,720	$8,557
Trading cards and autographs	542	391	1,474	1,036
Other	416	401	1,087	824
Total	4,906	3,837	9,281	10,417
Unallocated operating expenses	(986)	(923)	(3,100)	(3,115)
	$3,920	$2,914	$6,181	$7,302

	March 31,	June 30,
Identifiable Assets:	2013	2012
Coins	$6,185	$5,878
Trading cards and autographs	1,266	1,171
Other	2,527	2,669
Total	9,978	9,718
Unallocated assets	24,184	26,727
Consolidated assets	$34,162	$36,445
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2013, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid authentication and grading fees to PCGS of $262,000 and $585,000, respectively, compared with $92,000 and $160,000 for the three and nine months ended March 31, 2012, respectively.  Those fees were charged and paid at the same rates that we charge for comparable services to unaffiliated customers.  At March 31, 2013, the amount owed to the Company for these services was approximately $91,000, compared with $106,000 at June 30, 2012.

11.	CONTINGENCIES

From time to time, the Company is named as a defendant in lawsuits and disputes that arise in the ordinary course of its business.  Management believes that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

12.	SUBSEQUENT EVENTS

On April 29, 2013, the Company announced that in accordance with its dividend policy, the Board of Directors had approved and declared a fourth quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on May 31, 2013 to stockholders of record on May 17, 2013.

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

Overview of the Operating Results for the Three and Nine Months Ended March 31, 2013

The following table sets forth comparative financial data for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$14,488	100.0%	$13,003	99.4%	$34,763	98.4%	$36,210	98.9%
Product sales	-	-	79	0.6%	550	1.6%	416	1.1%
	14,488	100.0%	13,082	100.0%	35,313	100.0%	36,626	100.0%
Cost of Revenues:
Grading authentication and related services	5,178	35.7%	4,989	38.4%	13,480	38.8%	14,019	38.7%
Product sales	2	-	75	94.9%	554	100.7%	486	116.8%
	5,180	35.8%	5,064	38.7%	14,034	39.7%	14,505	39.6%

Gross Profit:
Services	9,310	64.3%	8,014	61.6%	21,283	61.2%	22,191	61.3%
Product sales	(2)	-	4	5.1%	(4)	(0.7)%	(70)	(16.8)%
	9,308	64.2%	8,018	61.3%	21,279	60.3%	22,121	60.4%

Selling and marketing expenses	2,174	15.0%	1,869	14.3%	5,542	15.7%	5,087	13.9%
General & administrative expenses	3,214	22.2%	3,235	24.7%	9,556	27.1%	9,732	26.6%
Operating income	3,920	27.0%	2,914	22.3%	6,181	17.5%	7,302	19.9%
Interest and other income, net	8	0.1%	26	0.2%	79	0.2%	63	0.2%
Income before provision for income taxes	3,928	27.1%	2,940	22.5%	6,260	17.7%	7,365	20.1%
Provision for income taxes	1,541	10.6%	1,209	9.3%	2,475	7.0%	3,024	8.3%
Income from continuing operations	2,387	16.5%	1,731	13.2%	3,785	10.7%	4,341	11.8%
Loss from discontinued operations, net of income taxes	(7)	(0.1)%	7	0.1%	(38)	(0.1)%	(43)	(0.1)%
Net income	$2,380	16.4%	$1,738	13.3%	$3,747	10.6%	$4,298	11.7%
Net income per diluted share:
Income from continuing operations	$0.29		$0.22		$0.47		$0.54
Loss from discontinued operations	-		-		(0.01)		-
Net income	$0.29		$0.22		$0.46		$0.54

Operating income increased by $1,006,000, or 35%, to $3,920,000 in the third quarter ended March 31, 2013 from $2,914,000 in the same period of the prior year. That increase was driven primarily by an 11% increase in total services revenues to $14,488,000 in the third quarter, and included a 13% increase in the revenues of our coin business (which is our largest operating business, representing 69% of total service revenues in the quarter) and a 12% increase in our trading card revenues. Operating income represented 27% of revenues in the third quarter of fiscal 2013, compared to 22% for the same period of the prior year.

For the nine months ended March 31, 2013, operating income declined by $1,121,000 or 15% to $6,181,000 from $7,302,000 for the same period of the prior year. That decline in operating income was attributable primarily to a 9% decline in service revenues from our coin business in the nine months ended March 31, 2013, which included a 21% decline in coin revenues in the first six months of the year, partially offset by the improved revenue performance in this year’s third quarter, as discussed above.

These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2013, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three and Nine Months Ended March 31, 2013, Compared to the Three and Nine Months Ended March 31, 2012,” below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins.  Authentication and grading fees accounted for approximately 82% of our total service revenues for the nine months ended March 31, 2013.  The amount of those fees and our gross profit margins on the authentication and grading of collectibles are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

In addition, our coin authentication and grading revenues are impacted by the number of modern coins submitted to us for authentication and grading, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are generally of significantly higher value and are more saleable by dealers than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins.  Furthermore, because a significant portion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margin are also affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows, can be impacted by short-term changes in the prices of gold, which can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers represented, in the aggregate, approximately 22% and 15% of our total net revenues in the three and nine months ended March 31, 2013, respectively.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards, autographs, and stamps that were authenticated and graded by us in the three and nine months ended March 31, 2013 and 2012, respectively, and their estimated values, which are the amounts at which those coins, trading cards and stamps are declared for insurance purposes by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended March 31,				Declared Value (000) Three Months Ended March 31,
	2013		2012		2013		2012
Coins	569,400	59.4%	570,400	60.7%	$501,904	93.5%	$328,256	91.7%
Trading cards and autographs(1)	389,800	40.6%	366,200	39.0%	34,849	6.5%	26,074	7.3%
Stamps(2)	-	-	3,300	0.3%	-	-	3,586	1.0%
Total	959,200	100.0%	939,900	100.0%	$536,753	100.0%	$357,916	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000) Nine Months Ended March 31,
	2013		2012		2013		2012
Coins	1,271,900	52.8%	1,478,100	57.8%	$1,094,139	91.8%	$962,872	91.4%
Trading cards and autographs(1)	1,138,700	47.2%	1,069,200	41.8%	97,851	8.2%	83,524	7.9%
Stamps(2)	-	-	10,900	0.4%	-	-	6,990	0.7%
Total	2,410,600	100.0%	2,558,200	100.0%	$1,191,990	100.0%	$1,053,386	100.0%

(1)	Consists of trading cards units authenticated and graded by our PSA trading card business and autographs certified by our PSA/DNA autograph authentication and grading business.
(2)	We sold our stamp authentication and grading business in June 2012.

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

Factors That Can Affect our Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations for at least through the next twelve months.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases.  In addition, our financial position is impacted by the Company’s tax position.  Through June 30, 2012, the Company had fully utilized all of its federal net operating losses and other tax attributes, and therefore we have begun paying federal income taxes at 34% of taxable income on an annual basis.  The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the nine months ended March 31, 2013, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2012.  Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our Critical Accounting Policies and Estimates.

Goodwill.  We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist.  When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary by management, we proceed to a two-step goodwill impairment test.  When conducting the two-step impairment test, we apply a discounted cash flow model or an income approach to determine the fair value of the reporting unit on a total basis and then compare that fair value to the carrying value of the reporting unit.  If the fair value of the reporting unit, as of the measurement date, exceeds the carrying value of the reporting unit, no impairment of goodwill exists.  If, however, the fair value is less than the carrying value, then there is the possibility of goodwill impairment, and the second step of the test, which involves further testing and re-measurement of goodwill, is required.

During the first quarter ended September 30, 2012, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit, and determined that it was more likely than not that the fair value of CCE and CoinFacts was greater than the carrying value, including goodwill, and therefore it was not necessary to proceed to the second-step of the impairment test.

With respect to our Expos trade show business, as previously disclosed in our Form 10-K for the year ended June 30, 2012, we determined that no further impairment existed at both June 30, 2012 and there were no triggering events in the nine months ended March 31, 2013.

Revenue Recognition

A portion of our net revenues are comprised of subscription fees paid by customers for annual memberships in our Collectors Club.  Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services during the membership period. Through December 31, 2011, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the membership fees as revenue in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to the vouchers on a specific basis, to classify those revenues as part of authentication and grading fees rather than other related service revenues and to classify unredeemed vouchers as deferred revenue.  The balance of the membership fees continue to be recognized over the life of the membership.  During the three months ended March 31, 2013, the Company began to recognize revenue attributable to expired vouchers that had not been redeemed during the membership period. The amount of such revenue was immaterial for the three and nine months ended March 31, 2013.

Stock-Based Compensation.  We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value.  For performance-based equity grants with a financial performance goal, we begin to recognize compensation expense based on the grant date fair value when it has become probable that we will achieve the financial performance goal.

(i)           Fiscal 2013 Expense.  Stock-based compensation in the three and nine months ended March 31, 2013, represents expenses attributable to (i) prior year grants of restricted stock for which compensation is being recognized over the remaining service periods of those grants; (ii) grants of 84,000 shares of restricted stock granted in the nine months ended March 31, 2013 (including 40,000 shares granted to the Company’s new Chief Executive Officer, 12,500 shares granted the Company’s Chief Financial Officer and 24,000 shares granted to the Company’s outside directors), all of which are service-based grants and, therefore, require recognition of stock-based compensation from the respective grant dates; (iii) $103,000 in connection with accelerated vesting of prior year grants of restricted shares for the Company’s former CEO; and (iv) grants of restricted stock under the Company’s Long-Term Performance-Based Equity Incentive Plan (see below).

The accelerated vesting of restricted shares held by our former CEO was in exchange for his early termination, effective October 15, 2012, of his employment agreement, which would otherwise have continued in effect until June 30, 2013.

(ii)           Fiscal 2013 Long-Term Performance-Based Equity Incentive Program

On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain management employees (“Participants”) and granted approximately 300,000 shares of restricted stock (the “restricted shares”), including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

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

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

The vesting of the restricted shares granted under the LTIP is conditioned on the Company’s achievement of increasing annual operating income during any fiscal year within a six-year period commencing with fiscal 2013 and continuing through the fiscal year ending June 30, 2018, as indicated in the following table:

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

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the milestone has been achieved and the remaining 50% on June 30 of the following fiscal year.

As of January 1, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016, of which $21,000 was recognized in the three and nine months ended March 31, 2013.  Management will reassess at each reporting date whether any additional compensation expense is required, and the period over which such expense should be recognized.

Results of Operations for the Three and Nine Months Ended March 31, 2013, Compared to the Three and Nine Months Ended March 31, 2012

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs.  We also generated fees from the authentication and grading of stamps through June 2012 (when we sold our stamp authentication and grading business).  To a lesser extent, we generate collectibles related service revenues (referred to in this report as “other related revenues”) from sales of Collectors Club memberships and advertising fees and commissions earned from our websites (including Coinflation.com, which we acquired in September 2011) and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles trade shows.  Net revenues also include, to a significantly lesser extent, revenue from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy.  We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three and nine months ended March 31, 2013 and 2012 between authentication and grading services fees, other related services revenues and product sales (in thousands):

	Three Months Ended March 31,
	2013		2012		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Authentication and grading fees	$12,122	83.7%	$10,871	83.1%	$1,251	11.5%
Other related services	2,366	16.3%	2,132	16.3%	234	11.0%
Total service revenues	14,488	100.0%	13,003	99.4%	1,485	11.4%
Product revenues	-	-	79	0.6%	(79)	(100.0)%
Total net revenues	$14,488	100.0%	$13,082	100.0%	$1,406	10.7%

	Nine Months Ended March 31,
	2013		2012		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
	(Dollars in thousands)
Authentication and grading fees	$28,526	80.8%	$30,461	83.2%	$(1,935)	(6.4)%
Other related services	6,237	17.7%	5,749	15.7%	488	8.5%
Total service revenues	34,763	98.4%	36,210	98.9%	(1,447)	(4.0)%
Product revenues	550	1.6%	416	1.1%	134	32.2%
Total net revenues	$35,313	100.0%	$36,626	100.0%	$(1,313)	(3.6)%

The following table sets forth certain information regarding the increase (decrease) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013		2012		2013 vs. 2012
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number		Percent

	(Dollars in thousands)
Coins	$10,051	69.4%	$8,883	67.9%	$1,168	13.1%	(1,000)		(0.2)%
Trading cards(1)	3,144	21.7%	2,812	21.5%	332	11.8%	23,600		6.4%
Other(2)	1,293	8.9%	1,308	10.0%	(15)	(1.1)%	(3,300	)(3)	(100.0)%
Product sales	-	-	79	0.6%	(79)	(100.0)%	-		-
Net Revenues	$14,488	100.0%	$13,082	100.0%	$1,406	10.7%	19,300		2.1%

	Nine Months Ended March 31,
	2013		2012		2013 vs. 2012
					Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amount	Percent	Number		Percent

	(Dollars in thousands)
Coins	$22,385	63.4%	$24,585	67.1%	$(2,200)	(8.9)%	(206,200)		(14.0)%
Trading cards(1)	9,145	25.9%	8,307	22.7%	838	10.1%	69,500		6.5%
Other(2)	3,233	9.2%	3,318	9.1%	(85)	(2.6)%	(10,900	)(3)	(100.0)%
Product sales	550	1.5%	416	1.1%	134	32.2%	-		-
Net Revenues	$35,313	100.0%	$36,626	100.0%	$(1,313)	(3.6)%	(147,600)		(5.8)%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, revenues earned from our Expos convention business, our Coinflation.com website and our formerly owned stamp authentication and grading business.
(3)	Consists of the reduction in the number of stamps graded and authenticated as a result of the sale of our stamp authentication and grading business in June 2012.

For the three months ended March 31, 2013, our total service revenues increased by $1,485,000, or 11.4%, to a quarterly record level of $14,488,000 and comprised increases of $1,251,000, or 11.5%, in authentication and grading fees and $234,000, or 11%, for other related services.  For the nine months ended March 31, 2013, our total service revenues decreased by $1,447,000, or 4.0%, compared to the nine months ended March 31, 2012 and comprised a decrease of $1,935,000, or 6.4% in authentication and grading fees, partially offset by an increase of $488,000, or 8.5% in other related services, respectively.

The increase in authentication and grading fees of $1,251,000 in the three months ended March 31, 2013, compared to the same quarter of the prior year, was attributable to increases in coin fees of $1,033,000, or 12.5%, and cards and autograph fees of $303,000, or 12.0%, partially offset by a reduction of $85,000 due to the sale of PSE, our stamp authentication and grading business in June 2012.  The net decrease in authentication and grading fees of $1,935,000 in the nine months ended March 31, 2013, comprised an increase in cards and autograph fees of $817,000, or 11.0%, offset by a reduction in coin fees of $2,450,000, or 10.8%, and stamp fees of $302,000 due to the sale of PSE in June 2012.

 The increase in our coin fees of $1,033,000 in the third quarter of fiscal 2013, compared to the same period of the prior year, reflects increases in the average service fees earned on coins authenticated and graded due to a number of factors, including new service offerings, a favorable mix of coins authenticated and graded in the quarter and price increases implemented effective January 1, 2013.  The number of coins authenticated and graded in the quarter was substantially unchanged.  Show authentication and grading fees increased by $800,000, or 77%, resulting from higher-average fees earned per show attended and attending one extra show in this year’s third quarter.  Vintage fees increased by $193,000, or 8%, and modern fees increased by $182,000, or 5%, compared to the same respective periods of the prior year.  World coin authentication and grading revenues decreased by approximately $142,000, or 17%, reflecting lower U.S. submissions of world coins.

The decrease of $2,450,000 in coin fees in the nine months ended March 31, 2013, compared to the same period of the prior year, reflects the previously disclosed reduction in coin revenues in the first half of the year, partially offset by the improved revenue performance in the third quarter, as discussed above.  Through the nine months ended March 31, 2013, modern coin grading fees decreased by $1,779,000, or 19%, world fees decreased by $770,000, or 25% and vintage fees decreased by $757,000, or 10%, whereas show fees increased by $856,000, primarily arising in this year’s third quarter.

We believe the record level of revenues earned in the third quarter of fiscal 2013, reflects strong momentum in the coin market (as evidenced by record sales of Gold and Silver Eagles by the U.S. Mint in the three months ended March 31, 2013), combined with the factors, as discussed above, that gave rise to the increase in coin fees in the quarter.  In addition, our trading cards and autographs business continues to show consistent growth, and the three months ended March 31, 2013 represented the eleventh straight quarter-on-quarter revenue growth in that business.  These favorable market conditions appear to be continuing into our fourth fiscal quarter, although our third fiscal quarter is typically our strongest quarter of the year, and recent declines in precious metal prices may impact market sentiment in the fourth quarter of fiscal 2013.  Therefore, it remains uncertain as to what level of revenues the Company can achieve in the fourth quarter.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Despite the decrease in our coin authentication and grading business in the first nine months of the year, our coin business represented approximately 64% of total service revenues, compared to 68% of total service revenues in the first nine months of fiscal 2012, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related services of $234,000, or 11.0%, and $488,000, or 8.5%, in the three and nine months ended March 31, 2013, respectively, primarily resulted from increased commission revenues, subscriptions and related fees from our CCE business and, in the third quarter, increased revenue from our Expos trade show business.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-services	$9,310	64.3%	$8,014	61.6%	$21,283	61.2%	$22,191	61.3%
Gross profit-product sales	$(2)	-	$4	5.1%	$(4)	(0.7)%	$(70)	(16.8)%
Total	$9,308	64.2%	$8,018	61.3%	$21,279	60.3%	$22,121	60.4%

As indicated in the above table, our services gross profit margin was 64.3% for the three months ended March 31, 2013, compared to 61.6% for the three months ended March 31, 2012. For the nine months ended March 31, 2013, our services gross profit margin was 61.2%, compared to 61.3% for the nine months ended March 31, 2012.  The improved gross profit margin in the three months ended March 31, 2013, was primarily attributable to the record service revenues in that quarter and the relatively fixed nature of certain of our direct costs.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotion costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services.  Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Selling and marketing expenses	$2,174	$1,869	$5,542	$5,087
Percent of net revenues	15.0%	14.3%	15.7%	13.9%

Selling and marketing expenses increased by $305,000 and $455,000 in the three and nine months ended March 31, 2013, respectively, compared to the same periods of the prior year.  In the three and nine-month periods of fiscal 2013, those increases reflect increased marketing and business development costs in connection with our e-commerce and international initiatives and general marketing activities associated with our domestic business, partially offset by a reduction in business development incentive costs in the nine months ended March 31, 2013 due to lower coin revenues in that period.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
General and administrative expenses	$3,214	$3,235	$9,556	$9,732
Percent of net revenues	22.2%	24.7%	27.1%	26.6%

G&A expenses decreased by $21,000 and $176,000 in the three and nine months ended March 31, 2013, respectively, compared to the same periods of fiscal 2012.  Those G&A cost savings for both the three and nine-month periods were due to lower stock-based compensation costs of $124,000 for the quarter and $374,000 for the nine months (see below), partially offset by higher depreciation and amortization expenses associated with prior year capital expenditures and system upgrades, higher legal fees, and in the third quarter, higher incentives as a result of the improved performance of the business.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included in:	2013	2012	2013	2012
Sales and marketing expenses	(5)	-	-	-
General and administrative expenses	197	321	625	999
	$192	$321	$625	$999

The $129,000 and $374,000 reductions in stock-based compensation expense in the three and nine months ended March 31, 2013, respectively, reflects (i) 84,000 of service-based restricted shares granted at a lower average grant date fair value in the nine months ended March 31, 2013, compared to 103,000 restricted shares granted in the three and nine months ended March 31, 2012, and (ii) the full vesting in fiscal 2012 of prior year grants, partially offset by $21,000 of expense recognized in the three and nine-month periods associated with the LTIP.  Stock-based compensation expense in the nine months ended March 31, 2013 includes $103,000 of expense recognized due to the accelerated vesting of restricted stock held by the Company’s former CEO.

The following table sets forth unrecognized stock-based compensation costs totaling $1,401,000 related to unvested stock-based awards expected to be recognized through fiscal year 2016 assuming that the holders of the equity awards will remain in the Company’s service through 2016.  In addition, the $1,401,000 includes $279,000 of stock-based compensation expense arising under the Company’s LTIP through fiscal 2016, on the assumption that the Company will achieve the Threshold Performance Goal.  The following amounts and time periods do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) any change that may occur in the Company’s forfeiture rate (in thousands):

Fiscal Year Ending June 30,	Amount
2013 (remaining 3 months)	$197
2014	537
2015	399
2016	268
$1,401

See Note 1, “Stock-Based Compensation Expense” for a more detailed description of the restricted stock grants that were awarded in the nine months ended March 31, 2013 and Critical Accounting Policies and Estimates-Stock-Based Compensation.

Interest Income and Other Expense, Net:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In Thousands)
Interest income and other expense, net	$8	$26	$79	$63

Interest income is generated primarily on cash and cash equivalent balances that we invest primarily in highly liquid money-market accounts.  Interest income was $14,000 and $54,000 in the three and nine months ended March 31, 2013, respectively, compared with $24,000 and $81,000 for the same periods of the prior year, respectively.  The reduction in interest income reflects lower prevailing interest rates in fiscal 2013 than fiscal 2012 and lower average cash balances maintained by the Company in fiscal 2013.  Other expense, net includes foreign exchange gains or losses and gains or losses on the disposal of fixed assets.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In Thousands)
Provision for income taxes	$1,541	$1,209	$2,475	$3,024

The income tax provisions of $1,541,000 and $2,475,000 in the three and nine months ended March 31, 2013, respectively, and $1,209,000 and $3,024,000 for the three and nine months ended March 31, 2012, respectively, represented estimated annual effective tax rates ranging from 39% to 41% of pre-tax income for all periods presented.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$(7)	$7	$(38)	$(43)

The losses from discontinued operations (net of income taxes) for both the three and nine months ended March 31, 2013 and 2012, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalent.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

At March 31, 2013, we had cash and cash equivalents of approximately $18,732,000, as compared to cash and cash equivalents of $21,214,000 at June 30, 2012.

Cash Flows.

Cash Flows from Continuing Operations.  During the nine months ended March 31, 2013 and 2012, our operating activities from continuing operations generated cash of $6,477,000 and $7,693,000, respectively, reflecting income from operations for the respective periods adjusted for working capital timing differences primarily related to accounts receivable and income taxes payable.  The decrease in the cash flows from operations in the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, primarily reflects the lower operating income in this year’s nine-month period.

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $380,000 and $314,000 in the nine months ended March 31, 2013 and 2012, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities (including subtenant improvements in the nine months ended March 31, 2013), formerly occupied by our discontinued jewelry businesses.

Cash used in Investing Activities.  Investing activities used cash of $428,000 and $1,646,000 during the nine months ended March 31, 2013 and 2012, respectively.  In the nine months ended March 31, 2013, the Company paid net $520,000 for capital expenditures and capitalized software costs and $62,000 in patent and trademark costs, partially offset by the collection of $154,000 from a note receivable related to our discontinued operations.  By comparison, in the nine months ended March 31, 2012, the Company used $1,170,000 for capital expenditures and capitalized software costs for upgrading our software systems and infrastructure equipment and $550,000 for the purchase of the assets of Conflation.com™, partially offset by cash received of $16,000 from the sale of property and equipment and the collection of $58,000 from a note receivable from discontinued operations.

Cash used in Financing Activities.  In the nine months ended March 31, 2013, financing activities used net cash of $8,151,000, primarily to pay dividends to stockholders.  In the nine months ended March 31, 2012, the Company used $7,203,000 in financing activities, comprising cash proceeds of $573,000 from the exercise of employee stock options offset by cash used of $7,776,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations.  The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining three months)	$348	$12	$336
2014	1,494	46	1,448
2015	1,481	47	1,434
2016	1,270	49	1,221
2017	1,224	50	1,174
Thereafter	2,364	92	2,272
	$8,181	$296	$7,885

Discontinued Operations.  The following table sets forth our expected remaining minimum base obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses.  Those obligations are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2013(remaining three months)	$200	$48	$152
2014	759	192	567
2015	794	195	599
2016	635	99	536
2017	470	-	470
Thereafter	245	-	245
	$3,103	$534	$2,569
Less: Accrual at March 31, 2013			(2,323)
			$246

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $2,323,000 and an estimate of the operating expenses related to the leased properties of $86,000.

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

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  At March 31, 2013, we continued to have $3.7 million available under this program.  However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses.  However, there is no assurance that we would be able to obtain such borrowings or raise additional capital on terms acceptable to us, if at all.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At March 31, 2013, we had approximately $18,732,000 in cash and cash equivalents, of which $16,108,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as our foreign activities and the cash balances we maintain overseas for our Paris, France and Hong Kong offices were approximately $275,000 at March 31, 2013.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 8, 2013	By:	/s/ ROBERT G. DEUSTER
ROBERT G. DEUSTER
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 8, 2013	By:	/s/ JOSEPH J. WALLACE
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