Form 10-K
period 2013-06-30
COLLECTORS UNIVERSE INC
filed 2013-08-28
CIK 1089143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

As of December 31, 2012 , the aggregate market value of the Common Stock held by non-affiliates was approximately $57,653,000 based on the per share closing price of $10.03 of registrant’s Common Stock as of such date as reported by the Nasdaq Global Market.

As of August 24, 2013, a total of 8,500,144 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Form 10-K are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2013, for its Annual Meeting of Stockholders scheduled.

COLLECTORS UNIVERSE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

We generate revenues principally from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services, which consist of revenues from:  (i) the sale of advertising and commissions earned on our websites, including Coinflation.com™, which we acquired in September 2011; (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts.com website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade show conventions that we conduct.  We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2013, we have authenticated and graded more than 26 million coins.  In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2013, had authenticated and graded over 21 million trading cards.  In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2011 to 2013:

	Units Processed
	2013		2012		2011
Coins	1,761,700	53%	1,974,700	58%	1,973,700	60%
Trading cards	1,165,400	35%	1,111,500	32%	1,089,500	33%
Autographs	376,600	12%	335,900	10%	240,100	7%
Stamps(1)	-	-	14,000	-	13,900	-
Total	3,303,700	100%	3,436,100	100%	3,317,200	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for authentication or grading:

	Declared Values (000’s)
	2013		2012		2011
Coins	$1,487,000	92%	$1,306,000	91%	$1,292,000	92%
Trading cards	90,000	6%	92,000	6%	83,000	6%
Autographs	35,000	2%	25,000	2%	21,000	1%
Stamps(1)	-	-	9,000	1%	8,000	1%
Total	$1,612,000	100%	$1,432,000	100%	$1,404,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $4 to over $600 per item, based primarily on the type of collectible authenticated or graded and the turnaround times selected by our customers.  We charge higher fees for faster turnaround times.  Our fees are not based on the value of the collectible, except for special services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. However, such supplemental fees are not material in amount.  In fiscal 2013, our authentication and grading fees, per item processed, for all of our collectibles authentication and grading businesses averaged $12.10, and our coin authentication and grading fees ranged from $5 to $600, and averaged $16.29, per coin.

In the case of trading cards, the authentication and grading fees ranged from approximately $4 to $50 and averaged $6.16, per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

Coin Market.  In an effort to overcome some of these inefficiencies, approximately 40 years ago, professional coin dealers began using a numerical quality grading scale for coins.  That scale ranged from 1 to 70, with higher numbers denoting a higher quality.  Previously, professional dealers used descriptive terms, such as “Fair,” “Fine” and “Uncirculated,” to characterize the quality of the coins they sold, a practice that continued after the development of the numeric grading system.  However, whether using a numeric or a descriptive system, grading standards varied significantly from dealer to dealer, depending on a dealer’s subjective criteria of quality.  Moreover, dealers were hardly disinterested or independent since, as the sellers or buyers of the coins they were grading, they stood to benefit financially from the assignment of a particular grade.

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

Our Services

PCGS Coin Authentication and Grading Services.  Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services.  As of June 30, 2013, we employed 22 experts who have an average of 29 years of experience in the collectible coin market.  We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices.  We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin.  We also provide a warranty as to the accuracy of our coin authentication and grading.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins.  Following the introduction of our independent, third-party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.”  As a result, PCGS facilitated the development, in 1990, of a dealer market, known as the “Certified Coin Exchange,” on which coin dealers traded rare coins “sight-unseen,” over a private satellite network, which now operates on the Internet and which we have owned since 2005.

Our coin authentication and grading services have facilitated the development of a growing Internet or “virtual” marketplace for collectible coins.  A prospective buyer, who might otherwise be reluctant to purchase a high-priced coin listed “sight-unseen” on the Internet, is able to rely on a PCGS certification, as well as authoritative information about the coin that is accessible on our website, in deciding whether or not to bid and in determining the amount to offer for the coin.  As a result, to enhance the marketability of higher-priced coins, many sellers submit their coins to PCGS for authentication and grading.  That enables the sellers to include, in their Internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS, as well as their PCGS-assigned grades.  We also provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides and reports that track the trading prices and the rarity of PCGS-graded coins.

PSA Trading Card and Authentication and Grading Services.  Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards.  Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition.  At June 30, 2013, we employed 15 experts who have an average of 27 years of experience in the collectible trading card market.  We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

The trading cards submitted to us for authentication and grading include primarily (i) older or vintage trading cards, particularly of memorable or historically famous players, such as Honus Wagner, Joe DiMaggio, Ted Williams and Mickey Mantle, and (ii) modern or newly produced trading cards of current or new athletes who have become popular with sports fans or have achieved new records or milestones, such as Derek Jeter, Albert Pujols, Mariano Rivera and Miguel Cabrera.  These trading cards have, or are perceived to have, sufficient collectible value and are sold more frequently than are trading cards of less notable athletes, leading dealers and collectors to submit them for grading to enhance their marketability.  Also, the production and sale of each new series of trading cards, which take place at the beginning and during the course of each new sports season, create new collectibles that provide a source of future additional authentication and grading submissions to us.

PSA/DNA Autograph Authentication and Grading Services.  In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication.  The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing.  Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis.  As of June 30, 2013, we employed 5 autograph experts with an average of 26 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner.  In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services.  CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s.  The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com.  The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins.  In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com).  Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website.  Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner.  In addition, effective January 1, 2012, we began charging a listing fee for collectibles listed for sale on Collectors Corner.  Currently, there are over 90,000 collectibles, consisting primarily of coins, trading cards, currency and stamps that we have certified, which are offered for sale on Collectors Corner, with offering prices aggregating over $86 million.  The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.  If we succeed in growing CCE and Collectors Corner, we believe that the CCE/Collectors Corner websites can become one of the preeminent online markets for PCGS certified coins sold by dealers to other dealers, and for coins and trading cards certified by PCGS and PSA, respectively, bought and sold between dealers and consumers.

Publications and Advertising.  We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting.  Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 5,400 PSA Collectors Club members.  We sell advertising to dealers and vendors for placement in our publications.  We manage a Collectors Universe website and individual websites for our authentication and grading services.  On those websites, we offer collectible content, relevant to the marketplace for that specific authentication and grading service, some of which is available for a fee and some of which is available without charge.  We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets.  We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

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

Our Growth Strategy

We have established leading brands in our existing collectibles markets, including PCGS, PSA and PSA/DNA.  We use those brands to promote Collectors Universe as the premier independent provider of authentication and grading services in the high-value collectibles markets, in order to (i)  increase our market share among existing users of authentication and grading services, (ii)  increase the use of our services by the numerous collectors that do not currently use any independent third-party authentication or grading services, and (iii) expand our coin services to selected international markets.

Although we have authenticated and graded over 26 million coins since the inception of PCGS, and over 21 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% vintage trading cards have been authenticated and graded by independent providers of authentication and grading services.  Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States.  Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction.  Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our services, we have:

▪
expanded our geographical reach by opening offices in Paris, France in 2010, Hong Kong in fiscal 2012, and Shanghai, China in July 2013.  We intend to continue to build on our initial success in the grading and authentication of non-U.S. coins, with particular attention to the Asian market;

▪
expanded our services offering to include PCGS Secure Plus and Reconsideration and Restoration Services.  The PCGS Secure process uses laser scanning to help detect coins that have been artificially enhanced since their last certification and can also be used to help identify recovered stolen coins.

▪
enhanced our marketing programs to promote our brands and services directly to Internet, other auction-related businesses and high-volume distributors  of modern coins.  These programs emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

▪
provided numismatic information and value added content through our CoinFacts website, including dedicated pages for coins and access to information that can help determine coin values, including the PCGS Population Report auction prices realized and an expanded price guide.

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

▪	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

▪	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services; and

▪	expanded our website information services, including auction results, reference materials and ongoing collectibles price guides and rarity reports.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us.  To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us.  We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set.  We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us.  Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002.  As an indication of the increasing popularity of our Set Registry programs, approximately 150,000 sets were registered on our Set Registries as of June 30, 2013, which represents a 9% increase over the number registered as of June 30, 2012

▪
Collectors Club Subscription Program.  We also have established “Collectors Clubs” for coin and trading card collectors.  For an annual membership fee, ranging from $49 to $319, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print.  At June 30, 2013, there were approximately 15,500 members in our Collectors Clubs.

▪
Certified Coin Exchange Business-to-Business Website.  The Certified Coin Exchange (CCE) website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase coins and other collectibles that have been certified by us. Currently, there are over 100,000 PCGS certified coins being offered at bid and ask prices.  We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

▪
Collectors Corner Business-to-Consumer Website.  We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and purchase coins, trading cards and items of currency that have been certified by us and are being offered for sale by dealers.  At June 30, 2013, there were over 90,000 collectibles listed for sale on Collectors Corner.  All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner.  We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Items are listed at fixed prices, with the opportunity to negotiate lower prices.  We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded items.

Our “Push” Strategy.  We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services.  Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in consumer confidence that is attributable to our independent authentication and grading of those collectibles.  These marketing programs include:

▪
Trade Publication Advertising and Direct Communications.  We communicate to dealers and auctioneers by direct contact and through advertising in trade media in the respective markets.  We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

▪
Trade Shows and Conventions.  There are numerous collectibles trade shows and conventions held annually in the United States, where collectibles dealers gather on a trading floor or “bourse” to buy and sell collectibles.  We attend the largest and most significant of those trade shows and conventions, at which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions.  At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site services at trade shows and conventions.

▪
Expos.  In 2006, we acquired Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows in Long Beach, California.  Those shows are conducted three times a year.  Expos assures us of  the continued availability of this show venue for our onsite authentication and grading services.

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business:

Registered Marks		Unregistered Marks
Collectors Universe	First Strike	Coin Universe
PCGS	PCGS3000	Collectors.com
Professional Coin Grading Services	History in Your Hands	Set Registry
CoinFacts	Quick Opinion	Expos Unlimited
Professional Sports Authenticator	Sports Market Report	Long Beach Coin, Stamp and Collectibles Expo
PSA	CCE Certified Coin Exchange
PSA/DNA	Collectors Corner

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2013, we employed 42 experts in our authentication and grading operations, who have from 5 to 54 years, and an overall average of 28 years, of experience.  Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies.  However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services.  As a result, we focus on training young authenticators and graders who we believe have the skills or knowledge base to become collectibles experts.  We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

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

Customer Service and Support

We devote significant resources, including a 26-person staff, who provide personalized customer service and support in a timely manner, while also supporting our Set Registry and trade show programs.  On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded.  When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time.  We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts through June 30, 2013, we have chosen to purchase substantially all of the injection-molded plastic parts for our clear plastic holders principally from two suppliers.  We have chosen to order our most critical high-volume plastic part from both of these suppliers.  We choose one or the other of these suppliers to manufacture other less critical parts.  There are numerous suppliers for these parts, and we believe that, if necessary, we could obtain those parts from other suppliers without incurring significant costs.  However, if it became necessary for us to obtain any parts from another supplier, we might have to arrange for the fabrication of a die for the new supplier.  Fabrication of high-value precision dies can be a lengthy process.  Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe the inventory of parts we maintain is sufficient to give us the time to have another supplier build the parts, should the need to do so arise or should we decide to use another supplier for certain parts.

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

Information Technology

We have developed a number of proprietary software systems for use in our authentication and grading operations, as well as for the operation and maintenance of our websites.  Custom applications include grading systems, inventory control and order tracking systems, and other internally developed applications to manage the day-to-day operations of the Company.  Websites have multiple customer-facing content/information systems, including (but not limited to) PSA CollectibleFacts, PCGS CoinFacts, multiple price guide and population reports, and multiple eCommerce solutions.  Internally, these websites and applications are managed through a proprietary content management system.  The majority of internally developed systems are written in Microsoft C# .NET and, in some limited cases, Microsoft Visual Basic .NET (all using a number of high-availability Microsoft SQL Server clusters on the back end).

The majority of the information technology systems (both for internal use and on publicly-accessible websites) are located at an SSAE 16 compliant data center in Southern California.  This data center offers:

•	24/7/365 monitoring and alerting of environmental conditions (including temperature, humidity, power status, etc.) through multiple/redundant hardware sensors and systems;
•	24/7/365 physical security through both technology (cameras, sensors, biometric access control, etc.) and always-present security staff; and
•	Redundant Internet connectivity, power, and cooling systems that are tested on a regular basis.

In addition, we maintain a number of systems to monitor the availability and performance of our sites and systems, including:

•	24/7/365 monitoring and alerting of website availability and performance through both internally developed and third-party solution providers; and
•	24/7/365 monitoring and alerting of Internet-based security threats through internal security systems, dedicated hardware devices, and external third-party solution providers.

In addition to the Southern California data center, smaller internal-use-only local area networks exist in our Southern California, New Jersey, Paris, Shanghai, and Hong Kong operations centers.

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

The Information Technology infrastructure in our smaller offices in New Jersey, Paris, Shanghai, and Hong Kong is limited.  Therefore any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services.  These risks are mitigated by a comprehensive data backup/protection solution, which includes regular rotation of offsite data storage.

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

Employees

As of June 30, 2013, we had a total of 256 employees, of which 220 were full-time employees and 36 were part-time employees. Our authentication and grading-related businesses employed 212 people, including our 42 experts and 26 customer service and support personnel.  The other 44 employees included 6 in information services, 6 in marketing, 6 in our CCE subscription business, 11 in our Expos business (of which 10 were part-time employees) and 15 in other business and administrative services.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider relations with our employees to be good.

ITEM 1A  RISK FACTORS

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock.  Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations, which are described in the forward-looking statements contained in this Annual Report.  Those risks and uncertainties, many of which are outside of our control, include the following:

A decline in the popularity of high-value collectibles and a resulting decrease in submissions for our services could adversely impact our business.

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles.  As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher price, faster turnaround times, also increase.  However, that also means that a decline in popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions and in the requests we receive for faster turnaround times and, therefore, also in our revenues and profitability.  We have found, over the years, as evidenced by the reduction in our coin grading fees starting in the fourth quarter of fiscal 2012 and continuing through the first half of fiscal 2013, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our dependence on coin authentication and grading services for most of our revenues makes us vulnerable to changes in economic conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 64%, 66% and 66% of our total net revenues in fiscal 2013, 2012 and 2011, respectively.  Our modern coin authentication and grading revenues represented approximately 20% of our total revenues in fiscal 2013.  We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; and (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins.  This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

Moreover, if current economic conditions in the United States continue substantially unchanged for an extended period of time, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult during periods of adverse economic conditions, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services.  In addition, our coin business is expanding into overseas markets, which, over time, is expected to make a meaningful contribution to total revenues, thereby increasing our reliance on the coin market.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect the willingness and ability of collectors and consumers to purchase, and the prices that they are willing to pay for, high-value collectibles.  Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature.  Declines in purchases and sales, and in the values of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used in conjunction with and to facilitate collectibles sale and purchase transactions.  As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; (ii) causing collectibles dealers and collectors to request longer turnaround times with respect to the collectibles they submit to us for grading, which would reduce our revenues, gross profit margin and operating results; and (iii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

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

Our top five customers account for approximately 14% of our total net revenues.

During the year ended June 30, 2013, five of our customers accounted, in the aggregate, for approximately 14% of our total net revenues.  As a result, the loss of any of those customers, each of which is a collectibles dealer, or a decrease in the volume of grading submissions by any of them, could cause our net revenues to decline and, therefore, could harm our operating results.  Moreover, same-day on-site authentication and grading submissions at trade shows, on which we realize higher margins than on other submissions, represent a significant portion of the authentication and grading submissions we have received from certain of these customers.  Consequently, a material decline in trade show attendance or submissions by these customers would adversely affect, not only our revenues, but also our gross margin and, therefore, our operating results in the future.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability.  In addition, we began offering and providing coin authentication and grading services in Paris, France and Hong Kong in fiscal 2011 and fiscal 2012, respectively, and we plan to begin providing such services in China in fiscal 2014.  Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable and negatively impact our operating results.

Our business is subject to risks associated with doing business outside the United States.

If we are successful in growing our coin authentication and grading businesses in foreign markets, we could face risks that might adversely affect, possibly materially, our future financial performance.  Those risks include the following:

•
potential difficulties in complying with multiple and potentially conflicting laws and regulations, which could increase our costs of doing business internationally and could expose us to possible governmental or legal action in the foreign countries where we conduct business;

•	difficulties in staffing and managing international operations;

•	differences in intellectual property protections;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates; and

•	risks associated with operating a business in a potentially unstable political climate.

We invoice our overseas customers for our coin authentication and grading services in both the local foreign currency in the country in which the business operates, or in the case of Hong Kong, in U.S. dollars. Through June 30, 2013, the impact of fluctuations in foreign currencies on our financial results has been immaterial.

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

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade.  Those warranties provide that:

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

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience.  However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in previous years.  If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed.  As a result, we monitor the adequacy of our warranty reserves on an ongoing basis.  For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience.  As a result, we recognized an additional expense in 2008 to provide for those claims.  We also increased our warranty accrual rate to reflect this higher warranty claims experience.  Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008.

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

The Company has sublet one of its facilities in New York City that had formerly been occupied by our discontinued jewelry businesses.  Should the subtenant not fulfill its rental obligations to us under the sublease, which are payable over the lease term through 2015, it would adversely affect the cash used by discontinued operations and increase the losses from discontinued operations we incur in future periods.

There is no assurance that we will continue to pay cash dividends at current levels.

The Company’s current policy is to pay cash dividends to stockholders at $0.325 per share per quarter.  However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business (including the payment of federal income taxes, as the Company no longer has net operating losses for federal income tax purposes).  Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors.  See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES”─Dividends in Part II, Item 5 of this Annual Report.

Our reliance on two suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders.  In addition, we incorporate security features into the holders to mitigate the risk of counterfeits.  In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of this part between our two supplies.  For our other parts, we have one or the other of these suppliers manufacture the part.  Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems.  If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs.  To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, which will give us more time to arrange production in the event of a termination of or interruption in service from either of our existing suppliers.  However, if the replacement holders obtained from other suppliers are not of comparable quality to those produced by our existing suppliers, or counterfeit holders were manufactured by other suppliers, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible.  These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

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

Acquisitions, the commencement of new businesses and expansion into overseas markets, present risks, and we may be unable to achieve our financial and strategic goals related to those activities.

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our geographic reach through overseas expansion that would give us the opportunity to increase our revenues and our earnings.  The purchase or commencement of a new business or expanding overseas, however, presents a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas location may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

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

The market for our shares is limited, which may adversely affect the trading value and liquidity of our common stock.

Affiliates of the Company own a total of approximately 2,736,000 shares (or about 32% of the 8,508,341 shares that were outstanding at June 30, 2013) which are not included in our public float.  As a result, the trading volume of our shares is relatively low at a daily average of approximately 57,000 shares over the 90 days ended June 30, 2013, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises.  These factors may depress, and make it more difficult to achieve increases in, the trading price of our shares.

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

Moreover, the fact that our affiliates own more than 30% of our outstanding shares may deter third parties from seeking to acquire control of the Company.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease approximately 46,000 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019.  We currently sublease 2,184 square feet of this office space to a related party subtenant with an expiration date that coincides with the expiration of the Company's lease.  In addition, we currently rent small office spaces in New Jersey, Paris, France, Hong Kong and Shanghai, China.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to two office facilities in New York City that we had leased for our jewelry businesses.  In May 2010, we sublet one of those facilities, and the second facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility.  See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases.”

ITEM 3.       LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business.  We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Robert G. Deuster	63	Chief Executive Officer
David G. Hall	66	President
Joseph J. Wallace	53	Chief Financial Officer

ROBERT G. DEUSTER has been the Company’s Chief Executive Officer since October 15, 2012.  Mr. Deuster served as Chairman and Chief Executive Officer of Newport Corporation, a public company that is a global supplier of laser, optical and motion control products, from May 1996 until his retirement in October of 2007.  He also served as President of Newport from May 1996 until July 2004, and in June 1997 became Chairman of the Board.  From 1985 to 1996, Mr. Deuster served in various senior management positions at Applied Power, Inc. (now Actuant Corporation, a New York Stock Exchange listed company), which is a global manufacturer of electrical and hydraulic products, serving as Senior Vice President of the Distributed Products Group from 1994 to 1996, President of the Barry Controls Division from 1989 to 1994, President of the APITECH Division from 1986 to 1989 and Vice President of Sales and Marketing of the Enerpac Division from 1985 to 1986.  From 1975 to 1985, he held engineering and marketing management positions at General Electric Company's Medical Systems Division.  Mr. Deuster currently serves on the boards of directors of two public companies: Symmetry Medical Inc., which provides medical devices and solutions to the global orthopedic market, and Pico Holdings, Inc., which acquires and develops unique undervalued assets, including water assets, land, and other businesses in strategic areas.  He also serves as a director of Ondax, Inc., a private optical components company.  Mr. Deuster received a B.S. in Electrical Engineering from Marquette University in 1973.  Mr. Deuster holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.

DAVID G. HALL has served as President of Collectors Universe since October 2001 and as a Director since its founding in February 1999.  From April 2000 to September 2001, Mr. Hall served as the Chief Executive Officer of the Company and as Chairman of the Board from February 1999 to October 2001.  Mr. Hall was a director of Professional Coin Grading Service, Inc., and was its Chief Executive Officer from 1986 to February 1999, when it was acquired by the Company.  Mr. Hall was honored in 1999 by COINage Magazine as Numismatist of the Century, along with 14 other individuals.  In 1990, Mr. Hall was named Orange County Entrepreneur of the Year by INC. Magazine.  In addition, Mr. Hall has written A Mercenary’s Guide to the Rare Coin Market, a book dedicated to coin collecting.  Mr. Hall invented and introduced the concept of and developed the business of independent third party grading of high value collectible coins and sports cards.  He is also known in the numismatics community as one of the leading experts in identifying and grading high value collectible coins and he is in demand as a speaker at coin conventions and trade shows.  Mr. Hall holds a Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.

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

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURIITIES

Our common stock is listed on the Nasdaq Global Market, trading under the symbol CLCT.  The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2013 and 2012:

	Closing Share Prices		Cash Dividend
Fiscal 2013	High	Low	Per Share
First Quarter	$13.62	$12.27	$0.325
Second Quarter	13.10	8.88	0.325
Third Quarter	11.79	9.76	0.325
Fourth Quarter	13.99	10.78	0.325

	Closing Share Prices		Cash Dividend
Fiscal 2012	High	Low	Per Share
First Quarter	$16.74	$13.80	$0.325
Second Quarter	14.97	12.43	0.325
Third Quarter	16.91	14.24	0.325
Fourth Quarter	16.25	13.22	0.325

We had 95 holders of record and approximately 6,242 beneficial owners of our common stock as of June 30, 2013.

Dividends.  In October 2010, the Board of Directors approved the Company’s current cash dividend policy, which provides for the payment of cash dividends to our stockholders of $0.325 per share, per quarter, for an annual dividend of $1.30 per share.  Dividends paid to our stockholders in fiscal 2013, 2012 and 2011 totaled $10.8 million, $10.4 million and $9.9 million, respectively.

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

Share Buyback Program.  Our Board of Directors has approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  As of June 30, 2013, we had $3.7 million available for future share repurchases under this program.  There were no repurchases of shares under this program in fiscal 2013, 2012 or 2011.  Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2013, 2012 and 2011, and the selected balance sheet data at June 30, 2013 and 2012 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report.  The selected operating data for the fiscal years ended June 30, 2010 and 2009 and the related balance sheet data at June 30, 2011, 2010 and 2009 were derived from audited consolidated financial statements that are not included in this Annual Report.  The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations.  The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com (which was acquired in September 2011) Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2013.

Our Discontinued Operations.  The results of our discontinued operations set forth in the table below consist of the operating results, including impairment charges, related losses on the closure and gain or losses on disposal of (i) our diamond and our colored gemstone (“jewelry”) authentication and grading businesses through the dates in March 2009, on which we discontinued those businesses; and (ii) our currency grading and authentication business until its sale in February 2009.

Consolidated Statement of Operations Data:
	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenues(1)	$49,090	$48,359	$44,432	$39,763	$35,914
Cost of revenues	19,068	19,402	17,249	15,594	16,385
Gross profit(1)	30,022	28,957	27,183	24,169	19,529
Selling, general and administrative expenses	20,528	19,800	17,526	15,813	16,792
Impairment losses	-	-	1,368	-	649
Operating income	9,494	9,157	8,289	8,356	2,088
Interest income, net	68	104	98	89	284
Other (expense) income, net	29	(16)	(5)	30	14
Income before provision (benefit) for income taxes	9,591	9,245	8,382	8,475	2,386
Provision (benefit) for income taxes(2)	3,803	2,425	3,346	(8,330)	1,183
Income from continuing operations	5,788	6,820	5,036	16,805	1,203
Income (loss) from discontinued operations, net of income taxes)(3)	(58)	(71)	83	(107)	(18,126)
Net income (loss)	$5,730	$6,749	$5,119	$16,698	$(16,923)

Net income per basic share:
Income from continuing operations	$0.72	$0.86	$0.66	$2.26	$0.13
Income (loss) from discontinued operations, (net of income taxes)	(0.01)	(0.01)	0.01	(0.02)	(1.99)
Net income	$0.71	$0.85	$0.67	$2.24	$(1.86)
Net income per diluted share:
Income from continuing operations	$0.71	$0.85	$0.65	$2.20	$0.13
Income (loss) from discontinued operations, (net of income taxes)	-	(0.01)	0.01	(0.01)	(1.98)
Net income	$0.71	$0.84	$0.66	$2.19	$(1.85)
Weighted average shares outstanding(4)
Basic	8,052	7,905	7,682	7,451	9,103
Diluted	8,101	7,987	7,798	7,637	9,135

Cash dividends paid on common stock	$10,801	$10,355	$9,944	$5,943	$2,090
Cash dividends declared per share of common stock	$1.30	$1.30	$1.28	$0.80	$0.23

	At June 30,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$18,711	$21,214	$21,926	$20,321	$23,870
Working capital – continuing operations	15,212	18,901	20,010	21,134	23,108
Working capital (deficit) – discontinued operations	(802)	(777)	(716)	(871)	(1,725)
Goodwill and Intangibles – continuing	3,560	3,871	3,228	5,010	5,402
Total assets – continuing operations	32,836	36,236	36,302	38,452	35,989
Total assets – discontinued operations	182	209	209	234	284
Stockholders' equity	20,562	24,531	25,070	27,612	24,779

1.
Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $583,000, $500,000, $605,000, $91,000 and $394,000 in fiscal 2013, 2012, 2011, 2010 and 2009, respectively.  Such product sales are not considered an integral part of our ongoing revenue generating activities.  The gross margins on product sales were 2%, (28)%, 28%, (45)% and (51)% in fiscal 2013, 2012, 2011, 2010 and 2009, respectively.

2.
The lower income tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2012. The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances against deferred tax assets at June 30, 2010. See “Critical Accounting Policies and Estimates―Income Taxes, Deferred Tax Assets and Valuation Allowances in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report below.

3.
Discontinued operations include an aggregate impairment loss in 2009 of $7,695,000 and a loss on the closure of our jewelry businesses in fiscal 2009 of approximately $5,188,000, inclusive of an accrual for ongoing real estate lease obligations of those businesses.

4.
On July 10, 2009, the Company purchased a total of 1,749,828 outstanding shares of its common stock, for a total purchase price of $8.9 million in a “Dutch Auction” tender offer made to its stockholders.

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

We principally generate revenues from the fees paid for our authentication and grading services.  To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising and commissions earned on our websites; including Coinflation.com, which we acquired in September 2011; (ii) the sale of printed publications, collectibles price guides and advertising in our publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions.  Our revenues through June 2012 include revenues for our former stamp authentication and grading business, which we sold in June 2012.  We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue.  Our authentication and grading fees accounted for approximately 81% of our total net revenues in the year ended June 30, 2013.  The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy.  Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

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

Five of our customers accounted, in the aggregate, for approximately 14% of our total net revenues in the year ended June 30, 2013.  As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded in the fiscal years ended June 30, 2013, 2012, and 2011:

	Units Processed
	2013		2012		2011
Coins	1,761,700	53%	1,974,700	58%	1,973,700	60%
Trading cards	1,165,400	35%	1,111,500	32%	1,089,500	33%
Autographs	376,600	12%	335,900	10%	240,100	7%
Stamps(1)	-	-	14,000	-	13,900	-
Total	3,303,700	100%	3,436,100	100%	3,317,200	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2013		2012		2011
Coins	$1,487,000	92%	$1,306,000	91%	$1,292,000	92%
Trading cards	90,000	6%	92,000	6%	83,000	6%
Autographs	35,000	2%	25,000	2%	21,000	1%
Stamps(1)	-	-	9,000	1%	8,000	1%
Total	$1,612,000	100%	$1,432,000	100%	$1,404,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

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

Factors That Can Affect our Liquidity and Financial Position.  A substantial number of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations.  We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2014.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the Company’s capital raising or stock buyback activities, the dividend policy adopted by the Board of Directors from time to time, and the Company’s decisions to invest in and to fund acquisitions of established and/or early stage businesses.  In July 2009, the Company used approximately $8.9 million of available cash to purchase 1,749,828 shares of our common stock in a “Dutch Auction” tender offer.  We paid approximately $10.8 million, $10.4 million and $9.9 million in cash dividends to stockholders in fiscal 2013, 2012, and 2011, respectively.  In addition, our liquidity and financial position are impacted by the Company’s tax positions because through June 30, 2012, the Company had net operating losses and other tax attributes available to substantially offset or reduce taxes payable.  By June 30, 2012, we had fully utilized all of our federal net operating losses and other tax attributes, and therefore in fiscal 2013, we began making estimated tax payments for federal income tax purposes at an estimated tax rate of 34%.  The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Trends and Challenges in our Businesses

In fiscal years 2013 and 2012, revenues from coin authentication and grading and related services represented 64% and 66% of total consolidated revenues, respectively.  In 2012, despite a 9% increase in services revenues, operating income before the impairment losses, declined to $9.2 million, from $9.7 million in 2011, primarily as a result of a decline in modern coin authentication and grading revenues in the fourth quarter of fiscal 2012.  For the six months ended December 31, 2012, total service revenues declined by $2.9 million, or 13%, and operating income declined by $2.1 million, or 48%, compared to the same period of the prior year, primarily as a result of a general decline of 21% in coin service revenues due to market conditions.  By contrast, in the six months ended June 30, 2013, service revenues increased by 15%, and operating income increased by 52%, compared to the six months ended June 30, 2012, primarily as a result of an 18% increase in coin authentication and grading and related service revenues.  This demonstrates the continued importance of our coin business to our overall financial performance and the impact on our financial results from volatility in the coin market.  In addition, as we expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business may increase, which could make our financial performance more vulnerable to volatility in the coin markets.  See “Results of Operations: Net Revenues” below.

Overview of Fiscal 2013 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2013 and 2012:

	Year Ended June 30, 2013		Year Ended June 30, 2012
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$49,090	100.0%	$48,359	100.0%
Cost of revenues	19,068	38.8%	19,402	40.1%
Gross profit	30,022	61.2%	28,957	59.9%
Selling and marketing expenses	7,407	15.1%	6,844	14.2%
General and administrative expenses	13,121	26.8%	12,956	26.8%
Operating income	9,494	19.3%	9,157	18.9%
Interest income, net	68	0.1%	104	0.2%
Other (expense) income, net	29	0.1%	(16)	-
Income before provision for income taxes	9,591	19.5%	9,245	19.1%
Provision for income taxes	3,803	7.7%	2,425	5.0%
Income from continuing operations	5,788	11.8%	6,820	14.1%
Loss from discontinued operations	(58)	(0.1)%	(71)	(0.1)%
Net income	$5,730	11.7%	$6,749	14.0%
Net income per diluted share:
Income from continuing operations	$0.71		$0.85
Income (loss) from discontinued operations	-		(0.01)
Net income	$0.71		$0.84

The $0.3 million, or 4% increase in operating income from $9.2 million in fiscal 2012 to $9.5 million in fiscal 2013, reflects an improved performance in our cards and autograph business and our CCE subscription business in fiscal 2013, compared to fiscal 2012, partially offset by a reduction in operating income in our coin grading business in fiscal 2013, as a result of a slow first half of fiscal 2013 and continued investments in our overseas operations in that business. See Trends and Challenges in our Businesses, as discussed above and “Results of Operations-Net Revenues” discussed below:

The lower tax provision in fiscal 2012, compared to 2013, was the result of a benefit of approximately $1.3 million for the excess tax basis over the book basis of the Company’s investment in a subsidiary recognized in 2012.

These, as well as other factors affecting out operating results, are described in more detail below.  Also see “Factors that Can Affect our Operating Results and Financial Condition” “Critical Accounting Policies and Estimates―Income Taxes, Deferred Tax Assets and Valuation Allowances” and “Results of Operations” below.

Critical Accounting Policies and Estimates

General.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost, net realizable value or fair value.  In determining the fair value of certain of our assets, principally accounts receivable, inventories, goodwill and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact, e.g., our ability to fully collect our accounts receivable or realize the value of our inventories in future periods.  Those judgments, estimates, and assumptions are based on current information available to us at that time.  Many of these conditions, trends and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates.  Changes in such estimates may require that we reduce the carrying values of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves, allowances, charges or losses to record such downward adjustments or write-downs in the carrying value of assets, such as, for example, accounts receivable and inventory.  Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when those reserves, allowances, charges or losses are established or increased to take account of changed conditions or events.  As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

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

We have acquired certain businesses and assets, and, in accordance with GAAP, we accounted for those acquisitions using the purchase method of accounting.  That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill.  In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below).  Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives (see “Long-Lived Assets Other Than Goodwill” below).  Indefinite-lived intangible assets are subject to ongoing evaluation for impairment.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets.  If it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

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

In making our estimates and assumptions, we follow GAAP in order to make fair and consistent estimates of the fair value of assets and to establish adequate reserves, allowances, charges or losses for possible write-downs in the carrying values of our assets.

Set forth below is a summary of the accounting policies and critical estimates that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition Policies.  We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to our customers.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club.  Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fee in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual free grading vouchers, the Company began recognizing revenue attributable to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than other related service revenues.  The balance of the membership fee continues to be recognized over the life of the membership.  Effective January 1, 2013, the Company began recognizing revenue attributable to expired vouchers that had not been redeemed during the membership period. The amount of such revenue was immaterial for fiscal 2013.

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

Accounts Receivable, Notes Receivable and the Allowance for Doubtful Accounts.  In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis.  We regularly review our accounts receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period.  The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances.  Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors to pay their accounts in full.  Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses.  At June 30, 2013 and 2012, the allowance for doubtful accounts was $27,000 and $70,000, respectively.

Inventory Valuation Reserves.  Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values.  The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories.  Additionally, due to the relative uniqueness and special features of some of the coin collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products.  As a result, we review the market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters.  In the event that a collectible is sold for a price below its carrying value, we record a charge to operating income.  In addition, we review our other consumable inventory on a regular basis for recoverability and, if considered necessary, establish reserves for those items that have no future value to us.  At June 30, 2013 and 2012, inventories were $1,857,000 and $2,651,000, and inventory reserves were $201,000 and $378,000, respectively.  See Note 5 to the Consolidated Financial Statements.  If we liquidate collectible coins at amounts below their carrying value, we may incur losses in excess of our recorded inventory reserves.

Grading Warranty Costs.  We offer a limited warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it.  If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve.  We include the purchased item in our inventory at the estimated re-graded value of the collectible, which will be lower than the price we paid to purchase the item.  We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis.  There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above).  However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any gains or losses in the estimated fair value of the items on a quarterly basis or the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves. See Note 8 to the consolidated financial statements for activity in our warranty reserves.

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

During the first quarter ended September 30, 2012, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of those reporting units and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

As discussed in previous filings, the Company recognized impairment losses of $1,368,000 in fiscal 2011 related to Expos, including goodwill of $743,000 and intangible assets of $625,000 (see Long-Lived Assets Other Than Goodwill).  We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2013 and concluded that no further impairment had occurred.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date of the equity award, based on its estimated fair value, and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award.  However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable.  In the event that stock-based compensation is recognized due to a determination that the performance condition is probable, and management subsequently determines that the performance condition is not met, then all expense previously recognized with respect to the performance condition would be reversed.

We recognize stock-based compensation expense for service-based stock option awards using the Black-Scholes option valuation method.  Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.  In addition, we recognize and report stock-based compensation expense, net of forfeitures of outstanding option awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture.  We monitor the rate of forfeitures closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method.  No options were granted in fiscal years 2011 through 2013, and all options previously granted became fully vested as of June 30, 2012.

Restricted Shares

Annual Director Grants. We granted service-based restricted stock awards to each of our six outside directors with a grant date fair value of $40,000 in fiscal 2013, for a total of 24,000 shares with a fair value of $240,000.  In fiscal 2012 and 2011, each director received stock awards with a grant date value of $35,000.  The stock-based compensation expense for such awards is recognized over the required director service period of one year.

Fiscal 2012 and 2011-Management Restricted Stock Awards.  In fiscal 2012 and 2011, management employees were awarded a total of 80,000 and 92,000 restricted shares, respectively, of which a portion of those awards were service-based awards and the balance were performance-based awards.  In August 2012 and 2011, the Compensation Committee of the Board of Directors definitively determined the actual performance the Company had achieved, compared to the financial performance goal for fiscals 2012 and 2011, respectively.  As a result, stock-based compensation expense on the remaining unvested shares granted for those respective years is being recognized over the remaining service period, dependent on the continued service of the participant.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program.  On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain key management employees (“Participants”).  Under that program, approximately 300,000 shares of restricted stock (the “restricted shares”) were granted at an estimated grant date fair value of $3,000,000, including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

The primary purposes of this program are (i) to focus executive management on achieving substantial increases in the Company’s operating income, in order to increase internally generated cash flows, and (ii) to align the longer-term financial interests of executive management with those of the Company’s stockholders.  For purposes of this program, operating income is defined as the Company’s operating income before non-cash stock-based compensation expense.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

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

Upon the determination that a milestone has been achieved for a fiscal year, 50% of the shares related to achieving that milestone will vest immediately and the remaining 50% will vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

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

As of January 1, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016.  Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013.  Management will reassess at each reporting date whether any additional compensation expense is required, and the period over which such expense should be recognized.

Other Fiscal 2013 Grants

During fiscal 2013, the Company granted 62,500 service-based restricted shares with service periods ranging from three to four years to certain officers and key employees, including 40,000 shares to the Company’s Chief Executive Officer and 12,500 shares to the Company’s Chief Financial Officer.  Management estimated the fair value of those shares to be approximately $824,000, and stock-based compensation expense is being recognized over respective service periods of the awards.

The Company recognized total stock-based compensation related to options and restricted shares of $831,000, $1,244,000 and $1,131,000 for fiscal years ended June 30, 2013, 2012, and 2011, respectively.

Stock-based compensation for fiscal 2013, represents expenses attributable to (i) prior year grants of restricted stock for which compensation is being recognized over the remaining service periods of those grants; (ii) current year grants, as discussed above, all of which are service-based grants and, therefore, require recognition of stock-based compensation from their respective grant dates; (iii) $103,000 in connection with accelerated vesting of prior year grants of restricted shares for the Company’s former CEO; and (iv) grants of restricted stock under the Company’s Long-Term Performance-Based Equity Incentive Plan (see above). The accelerated vesting of restricted shares held by our former CEO was in exchange for his early termination, effective October 15, 2012, of his employment agreement, which would otherwise have continued in effect until June 30, 2013.

Capitalized Software.  In fiscal years 2013, 2012 and 2011, we capitalized approximately $28,000, $248,000 and $9,000, respectively, of software development costs related to a number of in-house software development projects.  GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years.  On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred.  During the fiscal years ended June 30, 2013, 2012 and 2011, we recorded approximately $104,000, $83,000 and $267,000, respectively, as amortization expense related to such capitalized software projects.

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

In fiscal 2013, 2012 and 2011, the Company recognized income tax provisions of $3.8 million, $2.4 million and $3.3 million, respectively. The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million, and for 2013 and 2012, a lower effective tax rate resulting from a change in the Company’s state apportionment factors.

Accrual for Losses on Facility Leases.  As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases.  At June 30, 2013 and 2012, our remaining obligations in respect of those facilities totaled $2,295,000 and $2,782,000, respectively.  We will continue to review and, if necessary, make adjustments to these accruals on a quarterly basis.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	38.8%	40.1%	38.8%
Gross profit	61.2%	59.9%	61.2%
Operating expenses:
Selling and marketing expenses	15.1%	14.2%	13.6%
General & administrative expenses	26.8%	26.8%	25.9%
Impairment losses	-	-	3.0%
Total operating expenses	41.9%	41.0%	42.5%
Operating income	19.3%	18.9%	18.7%
Interest and other income, net	0.2%	0.2%	0.2%
Income before provision for income taxes	19.5%	19.1%	18.9%
Provision for income taxes	7.7%	5.0%	7.6%
Income from continuing operations	11.8%	14.1%	11.3%
Loss from discontinued operations, (net of income taxes)	(0.1)%	(0.1)%	0.2%
Net income	11.7%	14.0%	11.5%

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

The following tables set forth the total net revenues for the fiscal years ended June 30, 2013, 2012 and 2011 between authentication and grading services revenues, other related services and product revenues:

					2013 vs. 2012
	2013		2012		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees(1)	$39,971	81.4%	$39,991	82.7%	$(20)	-
Other related services(1)	8,536	17.4%	7,868	16.3%	668	8.5%
Total service revenues	$48,507	98.8%	$47,859	99.0%	$648	1.4%
Product revenues	583	1.2%	500	1.0%	83	16.6%
Total net revenues	$49,090	100.0%	$48,359	100.0%	$731	1.5%

					2012 vs. 2011
	2012		2011		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees(1)	$39,991	82.7%	$36,983	83.2%	$3,008	8.1%
Other related services(1)	7,868	16.3%	6,844	15.4%	1,024	15.0%
Total service revenues	$47,859	99.0%	$43,827	98.6%	$4,032	9.2%
Product revenues	500	1.0%	605	1.4%	(105)	(17.4)%
Total net revenues	$48,359	100.0%	$44,432	100.0%	$3,927	8.8%

(1)
Revenues for 2012 and 2011 have been reclassified to reflect the free grading voucher revenues as authentication and grading fees rather than other related services in accordance with the Company’s updated policy for Collectors Club revenues (see “Critical Accounting Policies and Estimates:  Revenue Recognition” above).

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded (in thousands):

					2013 vs. 2012
	2013		2012		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$31,561	64.3%	$31,932	66.0%	$(371)	(1.2)%	(213,000)	(10.8)%
Cards and Autographs(1)	12,462	25.4%	11,335	23.5%	1,127	9.9%	94,600	6.5%
Other (2)	4,484	9.1%	4,592	9.5%	(108)	(2.4)%	(14,000)	(100.0)%
Product revenues	583	1.2%	500	1.0%	83	16.6%	-	-
	$49,090	100.0%	$48,359	100.0%	$731	1.5%	(132,400)	(3.9)%

					2012 vs. 2011
	2012		2011		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$31,932	66.0%	$29,389	66.1%	$2,543	8.7%	1,000	0.1%
Cards and Autographs(1)	11,335	23.5%	10,229	23.0%	1,106	10.8%	117,800	8.9%
Other (2)	4,592	9.5%	4,209	9.5%	383	9.1%	100	0.7%
Product revenues	500	1.0%	605	1.4%	(105)	(17.4)%	-	-
	$48,359	100.0%	$44,432	100.0%	$3,927	8.8%	118,900	3.6%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our CCE subscription business, Coinflation.com, the Expos trade show and convention business and stamps until its sale in June 2012.

Fiscal 2013 vs. 2012.  For fiscal 2013, our total service revenues increased by $648,000, or 1.4%, to an annual record level of $48,507,000 and comprised an increase of $668,000, or 8.5%, in other related services, and a decline of $20,000 in authentication and grading fees.

The substantially unchanged authentication and grading fees in fiscal 2013, comprised an increase in cards and autograph fees of $1,084,000, or 10.6%, offset by reductions in coin fees of $717,000, or 2.4%, and stamp fees of $387,000 due to the sale of PSE in June 2012.

The increase of $1,084,000, or 10.6%, in card and autograph fees in fiscal 2013 represented record revenues for that business and reflects a 6.5% increase in the number of units authenticated and a higher average service fee earned.  Our trading cards and autographs business continues to show consistent growth, as demonstrated by the fact that the three months ended June 30, 2013, represented the twelfth straight quarter-on-quarter revenue growth in that business.

The decrease of $717,000 in coin fees in fiscal 2013, compared to the prior year, reflect lower fees earned in the first half of the year and comprised reductions in modern coin grading fees of $1,500,000, or 13%, world fees of $751,000, or 18%, and vintage fees of $226,000, or 2.3%, partially offset by increased show fees of $1,760,000, or 45%.  The increased show fees, which primarily occurred in the second half of the year, we believe, reflect the strong momentum in the coin market in that period, as discussed below.

Coin fees were down 24% in the first half of fiscal 2013, compared to the same period of fiscal 2012; whereas in the second half of fiscal 2013, coin fees were up 19%, compared to the second half of 2012.  The improved revenues in the second half of the year were due to a number of factors, including a more active coin market, new service offerings, a favorable mix of coins authenticated and graded in the period and price increases implemented effective January 1, 2013.  The level of coin fees generated in the third and fourth quarters of fiscal 2013 were record levels for those fiscal quarters.

We believe the record level of coin revenues earned in the second half of fiscal 2013, reflects strong momentum in the coin market (as evidenced by record sales of Gold and Silver Eagles by the U.S. Mint in the six months ended June 30, 2013), which together with the factors discussed above, gave rise to the increase in our coin fees in the second half of the year.  These favorable market conditions appear to be continuing into our first quarter of 2014, although fluctuations in precious metal prices could weaken that momentum during the remainder of 2014.  Therefore, it remains uncertain as to what level of revenues the Company can achieve in future quarters.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Our coin business represented approximately 65% of total service revenues in fiscal 2013, compared to 67% of total service revenues in fiscal 2012, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increases in other related services of $668,000, or 8.5% in fiscal 2013, compared to fiscal 2012, primarily resulted from increased online and show-related commission revenues and subscriptions and related fees from our CCE business.

Fiscal 2012 vs. 2011.  For fiscal 2012, our total service revenues increased by $4,032,000 or 9.2%, compared to fiscal 2011 and included increases of $3,008,000 or 8.1% in authentication and grading fees and $1,024,000 or 15% in other related service revenues.  The $3,008,000 increase in authentication and grading fees included increases of $2,058,000, or 8% in coin fees, and $1,033,000, or 11% in cards and autograph fees.  Authentication and grading fees were lower in fiscal 2012 by approximately $300,000, resulting from the refinement in the Company’s revenue recognition policy for Collectors Club. See Critical Accounting Policies and Estimates: Revenue Recognition.

The 8.1% increase in our authentication and grading fees, compared to a 3.6% increase in the number of units authenticated and graded in fiscal 2012, related to an increase in the average service fee earned on coins, primarily driven by increases in the average service fees earned for the authentication and grading of modern and world coins, due to the mix of services provided and due to pricing initiatives on certain of our modern coin programs.

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

Despite that decline in our coin authentication and grading fees in the fourth quarter of fiscal 2012, our coin authentication and grading business represented approximately 67% of total service revenues in both fiscal 2012 and 2011, which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
	2013	2012	2011
Gross profit services	$61.9%	$60.8%	$61.6%
Gross profit product sales	2.1%	(27.7)%	27.8%
Total	61.2%	59.9%	61.2%

Fiscal 2013 vs. 2012.  As indicated in the above table, our services gross profit margin was 61.9% for fiscal 2013, compared to 60.8% for fiscal 2012.  The improved gross profit margin in fiscal 2013 was attributable to an increased gross profit earned in our card and autograph business due to the increased revenues in that business in fiscal 2013.  There can be some period-to-period variability in the services gross profit margin depending upon the mix of revenues in any quarter and the seasonality of our businesses.  During the three years ended June 30, 2013, our quarterly services gross profit margin varied between 59% and 64%.

Fiscal 2012 vs. 2011.  Our services gross profit margin was 60.8% for fiscal 2012, compared to 61.6% for fiscal 2011.  But, for the deferral of approximately $300,000 related to the refinement of the Company’s Collectors Club revenue recognition policy, the services gross profit margin would have been 61.0% in fiscal 2012.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Selling and marketing expenses	$7,407	$6,844	$6,029
As a percentage of net revenues	15.1%	14.2%	13.6%

Fiscal 2013 vs. 2012.  Selling and marketing expenses increased by $563,000 in fiscal 2013, compared to fiscal 2012.  This increase reflects increased marketing and business development costs in connection with our e-commerce and international initiatives of $376,000, increased domestic trade show costs associated with our coin business of $320,000 due to an increased number of members- only shows in fiscal 2013, compared to fiscal 2012 and other marketing costs, including costs associated with our Expos trade show business, partially offset by a reduction in incentive costs in fiscal 2013 of $295,000 due to lower coin revenues in 2013.

Fiscal 2012 vs. 2011.  The increase in selling and marketing expenses of $815,000 in fiscal 2012, compared to fiscal 2011, was primarily attributable to the Company’s coin authentication and grading business and was comprised of increased trade show and business development costs of $483,000 (which included costs associated with attending and providing authentication and grading services for the first time in Hong Kong), increases of $134,000 in performance-related incentives and general sales and marketing expense increases (including personnel costs) to support the growth in the business in the current year periods.

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

The following table sets forth G&A expenses that we incurred in fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
General & administrative expenses	$13,121	$12,956	$11,497
As a percentage of net revenues	26.8%	26.8%	25.9%

Fiscal 2013 vs. 2012.  G&A expenses were substantially unchanged at 26.8% of revenues, in both fiscal 2013 and 2012.  The G&A increase of $165,000, comprised increases of (i) compensation and incentive-related costs of approximately $484,000 in fiscal 2013, related to increased IT related personnel and senior management costs and incentives, including salary and incentives related to the Company’s new CEO, (ii) higher depreciation and amortization costs of $200,000 related to capital expenditures, system upgrades and the acquisition of Coinflation.com, and (iii) higher legal and accounting fees of $160,000, primarily related to our overseas operations, substantially offset by lower stock-based compensation costs of $422,000, and consulting and outside services costs of $292,000 related to systems modifications, upgrades and temporary help incurred in fiscal 2012.

Fiscal 2012 vs. 2011.  G&A expenses increased by $1,459,000 in fiscal 2012, compared to fiscal 2011, and represented 26.8% of revenues, compared to 25.9% of revenues in fiscal 2011, respectively.  The dollar increase was primarily comprised of compensation and performance-related incentive costs of approximately $760,000 in fiscal 2012, related to the performance-based incentives and increased personnel costs to support the growth of the business and consulting and outside services fees of $388,000 in connection with system modifications, upgrades and temporary help.  In addition, non-cash stock-based compensation increased by $113,000 in fiscal 2012 related to restricted stock grants to officers and other key management personnel (see “Stock-Based Compensation below”).

Impairment Losses
	Fiscal Year Ended June 30, (in thousands)
	2013	2012	2011
Impairment losses	$-	$-	$1,368

The impairment losses in fiscal 2011 were attributable to impairments in our Expos business.  See “Critical Accounting Policies and Estimates―Goodwill and Long-Lived Assets Other Than Goodwill.”

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense, arising from grants of restricted stock and stock option awards.  Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose costs are classified as cost of revenues; and (ii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel.  The following table sets forth the stock-based compensation expenses we incurred in fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2013	2012	2011
Cost of grading, authentication and related services	$9	$-	$-
General and administrative expenses	822	1,244	1,131
	$831	$1,244	$1,131

The reduction in stock-based compensation in fiscal 2013, compared to fiscal 2012, reflects a lower number of shares vesting in fiscal 2013 than 2012 due to the vesting terms of individual grants. (See “Critical Accounting Policies and Estimates―Stock-Based Compensation Expense” above in this Item 7 of this Annual Report).

Stock-based compensation for fiscal 2013 represents expenses attributable to (i) prior year grants of restricted stock for which compensation is being recognized over the remaining service periods of those grants; (ii) grants of 87,000 shares of restricted stock granted (including 40,000 shares granted to the Company’s new Chief Executive Officer, 12,500 shares granted the Company’s Chief Financial Officer and 24,000 shares granted to the Company’s outside directors), all of which are service-based grants and, therefore, require recognition of stock-based compensation from the respective grant dates; (iii) $103,000 in connection with accelerated vesting of prior year grants of restricted shares for the Company’s former CEO; and (iv) grants of restricted stock under the Company’s Long-Term Performance-Based Equity Incentive Plan (“LTIP”).  The accelerated vesting of restricted shares held by our former CEO was in exchange for his early termination, effective October 15, 2012, of his employment agreement, which would otherwise have continued in effect until June 30, 2013

Stock-based compensation expense that arose in both fiscal 2012 and 2011 were due primarily to the recognition of stock-based compensation expense for the restricted stock awarded to the Company’s senior management in fiscal 2012 and 2011.

A total of $1,331,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2013 and will be recognized as compensation expense in future periods, assuming the holders of the equity awards will remain in the Company’s service through 2016, and the Company will achieve the Threshold Performance Goal under the Company’s LTIP, as follows (in thousands):

Year Ending June 30,
2014	$583
2015	444
2016	304
Total	$1,331

The $1,331,000 does not include the cost of any additional stock-based compensation awards that may be granted in future periods, or any additional awards expected to be issued under the LTIP (see Note 12 to our consolidated financial statements included in Item 8 of this Report).

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds.  The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Interest income, net	$68	$104	$98

Due to the continued low interest rates prevailing in all periods, interest income, net, was $68,000, $104,000 and $98,000 in fiscal 2013, 2012 and 2011, respectively.  The decrease in interest income in fiscal 2013 reflects lower cash balances and lower prevailing interest rates earned in fiscal 2013.

Provision for Income Taxes
	Fiscal Year Ended June 30, (in thousands)
	2013	2012	2011
Provision for income taxes	$3,803	$2,425	$3,346

The income tax provision of $3,803,000, $2,425,000 and $3,346,000 in fiscal 2013, 2012 and 2011, represented estimated annual effective tax rates of approximately 38%, 39% and 40%, respectively, adjusted for valuation allowances for foreign losses.  The lower annual effective tax rates in fiscal 2013 and 2012 resulted from a change in the Company’s state apportionment factors.

In addition, the lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the Company’s investment in a subsidiary of approximately $1.3 million.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2013	2012	2011
Income (loss) from discontinued operations, (net of income taxes)	$(58)	$(71)	$83

The losses from discontinued operations (net of income taxes), relate to ongoing accretion expenses of $127,000, 150,000 and $166,000 in fiscal years 2013, 2012 and 2011, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of license fee income of $47,000, $51,000 and $42,000 in fiscal 2013, 2012 and 2011, respectively, arising from the disposal of the Company’s former currency authentication and grading business.  In fiscal 2011, there was income of approximately $216,000 from the sale of the Company’s Gemprint and remaining diamond assets and a reduction of $22,000 in a severance accrual as a result of the settlement of the obligation.

See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2011 and ending on June 30, 2013.  The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report.  The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report.  These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season.  As discussed under “Net Revenues” there can be volatility in coin revenues due to general market conditions that will impact the level of coin revenues in a given quarter.

Our collectibles trade show business adds to the variability in our quarter-to-quarter operating results, as its revenues vary based on the timing of the collectibles trade shows it conducts.  Generally, the revenues of this business are higher in the first, third and fourth quarters of our fiscal years, compared to the second quarter, because the Long Beach, California Collectibles Shows take place during the first, third and fourth quarters.  In fiscal 2012, we exited the Santa Clara collectibles show which, in previous years, took place in the second and fourth quarters of each year.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013
Statement of Operations Data:
Net revenues	$12,072	$11,472	$13,082	$11,733	$11,230	$9,595	$14,488	$13,777
Cost of revenues	4,725	4,717	5,064	4,896	4,890	3,964	5,180	5,034
Gross profit	7,347	6,755	8,018	6,837	6,340	5,631	9,308	8,743
Operating Expenses:
SG&A expenses	4,854	4,861	5,104	4,981	5,049	4,660	5,388	5,431
Operating income	2,493	1,894	2,914	1,856	1,291	971	3,920	3,312
Interest and other income, net	20	18	26	24	62	9	8	18
Income before income taxes	2,513	1,912	2,940	1,880	1,353	980	3,928	3,330
Provision (benefit) for income taxes (1)	1,019	795	1,209	(598)	535	399	1,541	1,328
Income from continuing operations	1,494	1,117	1,731	2,478	818	581	2,387	2,002
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(18)	(32)	7	(28)	(12)	(20)	(7)	(19)
Net income	$1,476	$1,085	$1,738	$2,450	$806	$561	$2,380	$1,983
Net income (loss) per basic share:
From continuing operations	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.30	$0.25
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	-	-	-	-	-
Net income	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.30	$0.25
Net income per diluted share:
From continuing operations	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.29	$0.25
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	-	-	-	-	(0.01)
Net income	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.29	$0.24
Weighted average shares outstanding
Basic	7,854	7,904	7,922	7,933	8,029	8,052	8,066	8,075
Diluted	7,965	7,999	8,020	7,972	8,085	8,113	8,101	8,105

(1)	The lower tax provision in fiscal 2012, primarily reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of $1.3 million.

	Quarter Ended (In thousands)
	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013
Selected Operating Data:
Units authenticated or graded
Coins	479	429	571	496	343	359	570	490
Trading cards and autographs	353	349	366	379	382	367	390	403
Stamps	4	4	3	3	-	-	-	-
Total	836	782	940	878	725	726	960	893

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2013, we had cash and cash equivalents of $18,711,000, as compared to cash and cash equivalents of $21,214,000 at June 30, 2012 and $21,926,000 at June 30, 2011.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

Cash Flows.

Cash Flows from Continuing Operations.  In fiscal years ended June 30, 2013, 2011 and, 2010, our operating activities from continuing operations generated cash of $9,566,000, $11,224,000 and $11,284,000, respectively, primarily reflecting income from continuing operations, as adjusted for non-cash expenses (including deferred income taxes, stock-based compensation and impairment losses), and, to a lesser extent, changes in current assets and current liabilities, due to the timing of activities during those periods.  In addition, in 2013 we paid $2,436,000 in income tax payments, compared to $412,000 in 2012 and a refund of $251,000 in 2011 (see Critical Accounting Policies and Estimates: Income Taxes, Deferred Tax Assets and Valuation Allowances).

Cash Flows of Discontinued Operations.  Discontinued operations used cash of $512,000, $437,000 and $716,000 in the fiscal years ended June 30, 2013, 2012 and 2011, respectively, related primarily to the payment of ongoing obligations for the New York facilities (including subtenant improvements in fiscal 2013).

Cash from or Used in Investing Activities.  In fiscal years ended June 30, 2013, 2012, and 2011, investing activities used net cash of $885,000, $1,716,000 and $156,000, respectively.  In fiscal 2013, we used $1,011,000 for capital expenditures and capitalized software costs for infrastructure investments in our domestic operations and investments related to our overseas operations.  In addition, we used $65,000 for patents and trademarks.  Those payments were partially offset by the collection of $191,000 from a note receivable and royalty income received.  In fiscal 2012, the Company paid $1,250,000 for capital expenditures and capitalized software costs incurred for upgrading our software systems and infrastructure equipment, including capital expenditure related to the Company’s expansion into Asia and $550,000 for the purchase of the assets of Coinflation.com.  These payments were partially offset by the collection of $84,000 from discontinued businesses.  In fiscal 2011, we used $522,000 for capital expenditures and capitalized software, partially offset by proceeds of $366,000 received from the sale of our discontinued businesses.

Cash Used in Financing Activities.  In the fiscal years ended June 30, 2013, 2012 and 2011, financing activities used net cash of $10,672,000, $9,783,000 and $8,807,000, respectively.  In fiscal 2013, the Company received cash proceeds of $143,000 from the exercise of stock options and used cash of $10,801,000 to pay our quarterly cash dividends to our stockholders.  In fiscal 2012, the Company paid cash dividends to stockholders of $10,355,000 and received $572,000 from the exercise of stock options.  In 2011, the Company paid cash dividends to stockholders of $9,944,000, and received $1,137,000 from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations.

At June 30, 2013, we did not have any other material financial obligations in connection with our continuing operations, except for the operating lease payments for our corporate headquarters.

At June 30, 2013, future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations, are as follows:

Year Ending June 30,	Gross Payment	Sublease Income	Net
2014	$1,477	$46	$1,431
2015	1,482	47	1,435
2016	1,271	49	1,222
2017	1,284	50	1,234
2018	1,249	52	1,197
Thereafter	1,121	40	1,081
	$7,884	$284	$7,600

Discontinued Operations

At June 30, 2013, our remaining financial obligations, which will expire in December 31, 2015 and 2017 and consist of future minimum payments for two leased facilities in New York City (one of which has been subleased) that had been occupied by our discontinued jewelry authentication and grading businesses, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2014	$775	$192	$583
2015	794	195	599
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,919	$486	$2,433
Less: Discounted estimated fair value of minimum lease payments			(2,212)
Accretion expense to be recognized in future years			$221

The cash payment obligations under these two leases are to be paid on a monthly basis in accordance with the above schedule.

We will continue to re-evaluate these estimates and update this loss accrual, as necessary, to take account of any changes that might occur in those remaining obligations or in the sublease payments we receive.  See “Critical Accounting Policies and Estimates―Accrual for Losses on Facility Leases” above.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends.  In the second quarter of fiscal 2011, the Board of Directors increased the payments of dividends to the current $0.325 per share, per quarter. As a result, we paid dividends of $10,801,000, $10,355,000 and $9,944,000 in fiscals 2013, 2012 and 2011, respectively.

Share Buyback Program.  In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available.  There were no repurchases in fiscals 2013, 2012 and 2011.  At June 30, 2013, we have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash.  We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers, including providing services at our overseas operations; (ii) fund working capital requirements;  (iii) fund acquisitions; (iv) fund obligations associated with our discontinued businesses; and (v) fund the payment of dividends and for other general corporate purposes.  In addition, because we expect that our continuing operations will generate positive cash flow in the future, we plan to consider other uses for our available cash that we believe will enhance stockholder value, which could include additional buybacks of shares.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates.  At June 30, 2013, we had approximately $15,700,000 in cash and cash equivalents, primarily invested in money market accounts.  Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash.  However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as our foreign activities and the cash balances we maintain overseas of approximately $400,000 at June 30, 2013 are not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
August 28, 2013

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$18,711	$21,214
Accounts receivable, net of allowance of $27 in 2013 and $70 in 2012	2,067	1,794
Inventories, net	1,656	2,273
Prepaid expenses and other current assets	964	813
Deferred income tax assets	1,328	1,177
Notes receivable from sale of net assets of discontinued operations	-	148
Current assets of discontinued operations	-	27
Total current assets	24,726	27,446

Property and equipment, net	2,153	1,795
Goodwill	2,083	2,083
Intangible assets, net	1,477	1,788
Deferred income tax assets	2,003	2,982
Other assets	394	169
Non-current assets of discontinued operations	182	182
	$33,018	$36,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,608	$1,625
Accrued liabilities	2,121	1,917
Accrued compensation and benefits	2,680	2,463
Income taxes payable	760	191
Deferred revenue	2,345	2,322
Current liabilities of discontinued operations	802	804
Total current liabilities	10,316	9,322

Deferred rent	474	447
Non-current liabilities of discontinued operations	1,666	2,145
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,509 in 2013 and 8,107 in 2012	9	8
Additional paid-in capital	74,578	73,683
Accumulated deficit	(54,025)	(49,160)
Total stockholders’ equity	20,562	24,531
	$33,018	$36,445

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended June 30,
	2013	2012	2011
Grading, authentication and related services revenues	$49,090	$48,359	$44,432
Cost of grading, authentication and related services	19,068	19,402	17,249
Gross profit	30,022	28,957	27,183
Operating expenses:
Selling and marketing expenses	7,407	6,844	6,029
General and administrative expenses	13,121	12,956	11,497
Impairment losses	-	-	1,368
Total operating expenses	20,528	19,800	18,894
Operating income	9,494	9,157	8,289
Interest income, net	68	104	98
Other income (expense), net	29	(16)	(5)
Income before provision for income taxes	9,591	9,245	8,382
Provision for income taxes	3,803	2,425	3,346
Income from continuing operations	5,788	6,820	5,036
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(58)	(71)	83
Net income	$5,730	$6,749	$5,119

Net income per basic share:
Income from continuing operations	$0.72	$0.86	$0.66
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	(0.01)	0.01
Net income	$0.71	$0.85	$0.67

Net income per diluted share:
Income from continuing operations	$0.71	$0.85	$0.65
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	-	(0.01)	0.01
Net income	$0.71	$0.84	$0.66
Weighted average shares outstanding:
Basic	8,052	7,905	7,682
Diluted	8,101	7,987	7,798
Dividends declared per common share	$1.30	$1.30	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010	7,693	$8	$68,134	$(40,530)	$27,612
Exercise of stock options	153	-	1,137	-	1,137
Stock-based compensation – options	-	-	10	-	10
Stock-based compensation – restricted stock	97	-	1,121	-	1,121
Net income	-	-	-	5,119	5,119
Dividends paid and accrued	-	-	-	(9,929)	(9,929)
Balance at June 30, 2011	7,943	8	70,402	(45,340)	25,070
Issuance of shares for Coinflation.com	12	-	190	-	190
Exercise of stock options	49	-	572	-	572
Stock-based compensation – options	-	-	3	-	3
Stock-based compensation – restricted stock	103	-	1,241	-	1,241
Excess tax benefits related to stock-based compensation	-	-	1,275	-	1,275
Net income	-	-	-	6,749	6,749
Dividends paid and accrued	-	-	-	(10,569)	(10,569)
Balance at June 30, 2012	8,107	8	73,683	(49,160)	24,531
Exercise of stock options	25	-	143	-	143
Stock-based compensation – restricted stock	378	1	830	-	831
Retirement of common stock	(1)	-	(14)	-	(14)
Tax deficiencies related to stock-based compensation	-	-	(64)	-	(64)
Net income	-	-	-	5,730	5,730
Dividends paid and accrued	-	-	-	(10,595)	(10,595)
Balance at June 30, 2013	8,509	$9	$74,578	$(54,025)	$20,562

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,730	$6,749	$5,119
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	58	71	(83)
Depreciation and amortization expense	1,044	825	771
Stock-based compensation expense	831	1,244	1,131
Impairment losses	-	-	1,368
Provision for bad debts	8	2	17
Provision for inventory write-down	28	223	1
Provision for warranty	659	736	751
Loss (gain) on sale of property and equipment	(7)	(5)	9
Interest accrued on note receivables	(6)	(12)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(318)	(239)	(332)
Inventories	589	(313)	(734)
Prepaid expenses and other	(151)	143	11
Deferred income taxes	764	1,843	3,447
Refundable income taxes	-	60	275
Other assets	(225)	24	(662)
Accounts payable and accrued liabilities	(274)	(232)	(862)
Accrued compensation and benefits	217	80	578
Income taxes payable	569	66	(72)
Deferred revenue	23	(92)	491
Deferred rent	27	51	75
Net cash provided by operating activities of continuing operations	9,566	11,224	11,284
Net cash used in operating activities of discontinued operations	(512)	(437)	(716)
Net cash provided by operating activities	9,054	10,787	10,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	37	50	124
Capital expenditures	(1,020)	(1,052)	(637)
Patents and other intangibles	(65)	-	-
Purchase of Coinflation.com	-	(550)	-
Proceeds from sale of business	37	-	-
Capitalized software development costs	(28)	(248)	(9)
Cash received from sale of net assets of discontinued operations	154	84	366
Net cash used in investing activities	(885)	(1,716)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	143	572	1,137
Payments for retirement of common stock	(14)	-	-
Dividends paid to common stockholders	(10,801)	(10,355)	(9,944)
Net cash used in financing activities	(10,672)	(9,783)	(8,807)
Increase (decrease) in cash and cash equivalents	(2,503)	(712)	1,605
Cash and cash equivalents at beginning of year	21,214	21,926	20,321
Cash and cash equivalents at end of year	$18,711	$21,214	$21,926

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended June 30,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$2,436	$412	$(251)
Interest paid	$-	$-	$-

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$-	$740	$-
Common Stock Issued at Fair Value	-	(190)	-
Cash Paid	$-	$550	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Business

Collectors Universe, Inc. (“we,” “us,” the “Company,” “management” or “Collectors Universe”) is engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, sports memorabilia and autographs.  We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles.  We also publish magazines that provide market prices and information for certain collectibles and high-value assets that are accessible on our websites. We sell advertising and earn commissions on those websites, and sell advertising in the magazines that we publish; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate the Long Beach Coin show. In June 2012, we sold the assets of our stamp grading and authentication business. The stamp grading and authentication business comprised revenues of $435,000 and $536,000 and operating income (loss) of ($35,000) and $61,000 for fiscal years 2012 and 2011, respectively.  Due to the immateriality of the stamp authentication and grading financial results to the overall financial results of the Company, we have not classified the stamp authentication and grading results as discontinued operations.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2013, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition.  Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairments, the sufficiency of warranty reserves, the provisions or benefit for income taxes and related valuation allowances and adjustments to the fair value of our remaining lease obligations for our discontinued jewelry businesses.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.  At June 30, 2013 and 2012, we had approximately $18,700,000 and $21,200,000, respectively, classified as cash and cash equivalents on the consolidated balance sheets, of which approximately $15,700,000 and $18,900,000, respectively, were invested primarily in high-quality money market accounts and funds.

At June 30, 2013, substantially all of our cash is deposited at two FDIC insured financial institutions.  We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $17,300,000 at June 30, 2013.  Cash in overseas bank accounts was approximately $400,000 at June 30, 2013.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2013 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2013 and 2012, the Company had funds of approximately $15,700,000 and $18,900,000, respectively, in money market accounts and funds.  In addition, at June 30, 2013 and 2012, the Company had approximately $3,000,000 and $2,300,000, respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2013, one individual customer’s account receivable exceeded 10% of the Company’s total gross accounts receivable balance.  At June 30, 2012, no individual customer accounts receivable accounted for 10% of the Company’s total gross accounts receivable balance.  The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $27,000 and $70,000 at June 30, 2013 and June 30, 2012, respectively.  Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 64%, 66% and 66% of our net revenues for the years ended June 30, 2013, 2012 and 2011, respectively.  During 2013, five customers accounted for 14% of our authentication and grading services.

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

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses.  Collectible coin inventories are recorded at estimated market value using the specific identification method.  Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or market.  Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary.  The allowance for inventory losses was $201,000 and $378,000 at June 30, 2013 and 2012, respectively.  It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred.  Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred.  In fiscal 2013 and 2012, we considered qualitative factors as part of the formal evaluation of the carrying value of goodwill.  If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by allocating first the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill.  The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined.  During the 2011 fiscal year, we recognized an impairment loss of $743,000 related to our Expos goodwill. No goodwill impairment was recorded in 2013 and 2012.

Capitalized Software

Through June 30, 2013 and 2012, we had capitalized approximately $2,910,000 and $2,882,000, respectively, as capitalized software and recognized related accumulated amortization of $2,763,000 and $2,658,000.   Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years.  During fiscal years 2013, 2012 and 2011, the Company recorded amortization expense for capitalized software of approximately $104,000, $83,000 and $267,000, respectively.  Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur.  Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full.  If there is an indication of impairment to property, equipment or amortizable intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value.  The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  During the 2011 fiscal year, we recognized impairment losses of $625,000 related to our Expos business tradename and customer database. As a result of the impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename will contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Consequently, effective July 1, 2011, the tradename is being amortized over a period of 10 years.  No impairment loss was recorded in 2013 or 2012.

Revenue Recognition

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected.  Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services.  Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading.  We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them.  At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue.  For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.  With respect to our Expos trade show business, we recognize revenue in the periods in which the shows takes place.

A portion of our net revenues are comprised of subscription fees paid by customers for annual memberships in our Collectors Club.  Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services during the membership period. Through December 31, 2011, we had recorded revenue for this multi-element service arrangement by recognizing approximately 65% of the subscription fees as revenue in the month following the membership purchase.  The balance of the membership fee was recognized as revenue over the life of the membership.  We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading vouchers and the other services provided to members.  In the third quarter of fiscal 2012, arising from the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to the vouchers on a specific basis, to classify those revenues as part of authentication and grading fees rather than other related service revenues and to classify unredeemed vouchers as deferred revenue.  The balance of the membership fees continue to be recognized over the life of the membership.  In the third quarter of fiscal 2013, the Company began to recognize revenue attributable to expired vouchers that had not been redeemed during the membership period. The amount of such revenue was immaterial.

We recognize revenues from product sales when the products are shipped to customers.  Product revenues consist primarily of sales of collectible coins that we purchase pursuant to our coin authentication and grading warranty program.  However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade.  Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade.  However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with.  We accrue for estimated warranty costs based on historical trends and related experience.  We monitor the adequacy of our warranty reserves on an ongoing basis.  Significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse effect on our results of operations (see Note 8).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $476,000, $362,000 and $407,000 in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded for the future consequences of events that have been recognized in the Company’s financial statements or tax returns.  Measurement of the deferred tax items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, we evaluate the probability of realizing the future benefits comprising that asset and record a valuation allowance if considered necessary.

We adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  We classify related interest and penalties in our Statements of Operations as a component of income tax expense.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong and China subsidiaries.  Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment.  Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates.  Gains and losses resulting from those re-measurements, which are included in income for the respective current periods, were not material.

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

The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and the forfeiture rate was 0% in fiscal years 2011 to 2013, respectively.

For stock option grants, we estimate the fair value of each option using the Black-Scholes option-pricing model.  Our determination of the fair value of such stock option awards is made as of the grant date using that option-pricing model, and that determination is affected by our stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior.  The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the outstanding stock options or be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction.  No stock options were granted in fiscal years 2011 through 2013.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented.  Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the exercise of all outstanding stock options and other dilutive securities.  However, options with exercise prices that exceed the average market price of the Company’s common shares for the period for which the calculation of diluted net income per share is made are disregarded, because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2013	2012	2011
Income from continuing operations	$5,788	$6,820	$5,036
Income (loss) from discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(58)	(71)	83
Net income	$5,730	$6,749	$5,119

Net income per basic share:
From continuing operations	$0.72	$0.86	$0.66
From discontinued operations, including income on sale of discontinued businesses (net of income taxes)	(0.01)	(0.01)	0.01
Net income	$0.71	$0.85	$0.67

Net Income per diluted share:
From continuing operations	$0.71	$0.85	$0.65
From discontinued operations, including income on sale of discontinued businesses (net of income taxes)	-	(0.01)	0.01
Net income	$0.71	$0.84	$0.66

Weighted-average shares outstanding:
Basic	8,052	7,905	7,682
Effect of dilutive shares	49	82	116
Diluted	8,101	7,987	7,798

Options to purchase shares of common stock and unvested restricted shares of common stock in the aggregate of 160,000, 110,000 and 90,000 for the years ended June 30, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted income per share, as they would have been anti-dilutive.  In addition, approximately 300,000 Performance-Based restricted shares were excluded from the computation of diluted earnings per share for the year ended June 30, 2013, because we had not reached any of the Performance Goals at June 30, 2013.

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

The following unaudited pro forma information set forth in the following table was prepared assuming that the acquisition of Coinflation.com had occurred on July 1, 2011 rather than the actual date of acquisition.  The following unaudited pro forma results of operations are not indicative of what our operating results would have been had the Coinflation.com acquisition been consummated on July 1, 2011 or what our results of operations will be in the future (in thousands).

	Fiscal Year Ended June 30,
	2013	2012
	Actual	Proforma
Revenue	$49,090	$48,494

Income from continuing operations	$5,788	$6,882
Income (loss) from discontinued operations, net of income taxes	(58)	(71)
Net income	$5,730	$6,811

Net income per basic share:
Income from continuing operations	$0.72	$0.87
Income (loss) from discontinued operations	(0.01)	(0.01)
Net income per basic share	$0.71	$0.86

Net income per diluted share:
Income from continuing operations	$0.71	$0.86
Income (loss) from discontinued operations	-	(0.01)
Net income per diluted share	$0.71	$0.85

4.	Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2013 and 2012.  The Consolidated Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011 present the results of operations for those discontinued operations and the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011 segregate the cash flows from discontinued operations from all other cash flow activities.

Jewelry Businesses

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that were leased through December 31, 2015 and 2017, respectively.  The remaining obligations at June 30, 2013 totaled approximately $2,295,000, of which $629,000 is classified as a current liability, and the balance of $1,666,000 is classified as a non-current liability in the company consolidated balance sheet at June 30, 2013.  We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

Currency Grading Business

In fiscal 2009, we disposed of our currency grading business and classified it as a discontinued operation held for sale for approximately $354,000 in consideration of a cash payment of $50,000 and a promissory note (the “Note”) with a face value of $304,000 with annual payments of $50,000 due on the annual anniversary dates in each year and a final $154,000 payment due in February 2013.  The Note was fully paid in fiscal 2013.

The operating results of the discontinued businesses, which are included in the accompanying Consolidated Statements of Operations, were not material.  At June 30, 2013 and 2012, the net liabilities of discontinued operations consist primarily of lease obligations payable through December 31, 2017.

5.     Inventories

Inventories consist of the following (in thousands):

	June 30,
	2013	2012
Coins	$513	$1,166
Other collectibles	94	110
Grading raw materials consumable inventory	1,250	1,375
	1,857	2,651
Less inventory reserve	(201)	(378)
	$1,656	$2,273

The inventory reserve represents a valuation allowance on certain items of our coins and other collectibles inventories based upon our review of the current market value of such coins and collectibles.

Estimated market values of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

6.   Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2013	2012
Coins and stamp reference sets	$296	$294
Computer hardware and equipment	1,985	1,760
Computer software	1,094	1,051
Equipment	3,278	2,999
Furniture and office equipment	975	950
Leasehold improvements	971	732
Trading card reference library	52	52
	8,651	7,838
Less accumulated depreciation and amortization	(6,498)	(6,043)
Property and equipment, net	$2,153	$1,795

Depreciation and amortization expense relating to property and equipment for fiscal 2013, 2012 and 2011 was $640,000, $481,000 and $348,000, respectively.

7.   Goodwill and Intangible Assets

During the first quarter of fiscal year 2013, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

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

As a result of that impairment of the Expos tradename recorded at June 30, 2011 and management’s expectations as to the period over which the tradename would contribute to and generate future cash flows of the Company, the tradename was determined to have a finite life.  Effective July 1, 2011, the tradename is being amortized over a period of 10 years.  At June 30, 2013, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2013	2012
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2013 and 2012, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2013 and 2012 (in thousands):

	As of June 30, 2013			As of June 30, 2012
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(259)	$481	$740	$(111)	$629
Patents and tradenames	65	(2)	63	-	-	-
	$805	$(261)	$544	$740	$(111)	$629
Expos Unlimited:
Auctioneer relationships	$150	$(105)	$45	$150	$(90)	$60
Covenant not to compete	130	(113)	17	130	(98)	32
Customer database	230	(92)	138	230	(46)	184
Tradename	280	(56)	224	280	(28)	252
	$790	$(366)	$424	$790	$(262)	$528
CCE:
Customer lists	$676	$(353)	$323	$676	$(308)	$368

Capitalized Software	$2,910	(2,763)	$147	$2,882	$(2,658)	$224
	$5,181	$(3,743)	$1,438	$5,088	$(3,339)	$1,749
Unamortized Intangible Assets:
CCE:Tradename	$39	$-	$39	$39	$-	$39
	$5,220	$(3,743)	$1,477	$5,127	$(3,339)	$1,788

Amortization expense was $404,000, $344,000 and $423,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.  Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2014	$404
2015	344
2016	295
2017	121
2018	84
Thereafter	190
Total	$1,438

The weighted average amortization period remaining as of June 30, 2013, is approximately 5 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
Website	5 years	-	-	-
Patents and tradenames	10 years	-	-	-
Customer relationships	-	15 years	10 years	-
Covenant not to compete	-	-	8 years	-
Auctioneer relationships	-	-	10 years	-
Tradename	-	-	10 years	-
Capitalized software	-	-	-	3 years

There have been no fair value re-measurements of financial assets or liabilities on a recurring or non-recurring basis at June 30, 2013 and 2012.

8.   Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2013	2012
Warranty reserve	$1,155	$998
Professional fees	59	70
Other	907	849
	$2,121	$1,917

Warranty reserve activity and balances related to fiscal years 2013, 2012 and 2011, were as follows
(in thousands):

Warranty reserve at June 30, 2010	$669
Charged to cost of revenues	751
Payments	(779)
Warranty reserve at June 30, 2011	$641
Charged to cost of revenues	736
Payments	(379)
Warranty reserve at June 30, 2012	$998
Charged to cost of revenues	659
Payments	(502)
Warranty reserve at June 30, 2013	$1,155

9.	Taxes

For fiscal years ended June 30, 2013, 2012 and 2011, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2013	2012	2011
Domestic operations	$10,425	$9,804	$8,675
Foreign operations	(834)	(559)	(293)
	$9,591	$9,245	$8,382

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2013	2012	2011
Current:
Federal	$2,974	$1,717	$(22)
State	1	96	(37)
	2,975	1,813	(59)
Deferred:
Federal	442	146	2,650
State	386	466	755
	828	612	3,405
Total provision for income taxes	$3,803	$2,425	$3,346

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2013	2012	2011
Provision at federal statutory rates	$3,261	$3,143	$2,851
State income taxes, net	257	375	473
Meals and entertainment	124	116	102
Stock-based compensation	-	(52)	(48)
Other	(48)	(17)	(128)
Excess tax basis of subsidiary	-	(1,267)	-
Valuation allowances	209	127	96
	$3,803	$2,425	$3,346

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of June 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Stock compensation costs	$365	$939
Reserves and accruals	1,971	2,097
Net operating loss carryforward	735	598
Credits	559	690
Intangible assets	388	374
Other	120	93
Less: valuation allowance	(432)	(223)
Total deferred tax assets	3,706	4,568
Deferred tax liabilities:
Property and equipment	(255)	(280)
Other	(120)	(129)
Total deferred tax liabilities	(375)	(409)
Net deferred tax assets	3,331	4,159
Less: current portion	(1,328)	(1,177)
	$2,003	$2,982

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration.  For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone.  The valuation allowances of $432,000 and $223,000 at June 30, 2013 and 2012, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files, or will file, income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2010 through June 30, 2012 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2012 .

As of June 30, 2013 and June 30, 2012, the Company had $791,000 and $1,045,000, respectively, of California Enterprise Zone Credits.  These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone.  The Company also has state net operating losses of $7,886,000, which will primarily begin to expire in 2017, of which the benefit of $3,562,000 will be credited to additional paid in capital when fully utilized.  The Company has foreign net operating loss carryforwards in France, Hong Kong and China of $762,000, $821,000 and $118,000, respectively.

As of June 30, 2013, the liability for income taxes associated with uncertain tax positions was $405,000, including accrued penalties and interest of $116,000.  If recognized, $324,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2011	$151
Gross increased for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2012	151
Gross increased for tax positions of prior years	138
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2013	$289

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

Dividends

In October 2010, the Board of Directors increased the quarterly dividend from $0.30 per share to $0.325 per share.  During the fiscal years ended June 30, 2013, 2012 and 2011, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $10,801,000, $10,355,000 and $9,944,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules.  There were no repurchases of stock under this program in fiscals 2011 to 2013.

At June 30, 2013, $3.7 million remained available for share repurchases under the stock buyback programs.  However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

12.	Stock Incentive Plans

On December 5, 2006, the Board of Directors adopted and our stockholders approved the 2006 Equity Incentive Plan (“2006 Plan”), which consolidated all prior stock incentive plans and which provided for the grant of stock options, stock appreciation rights (commonly referred to as “SARs”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors and consultants to the Company or its subsidiaries.  At the time of the adoption of the 2006 Plan, a total of 444,000 shares of common stock were still available for the future grants of stock options and restricted stock awards, of the total of 1,479,750 shares of common stock set aside for issuance under the prior plans.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options is continued employment or service during the specified vesting period.  For employees, typically the vesting period is four years and one year for director awards.  The term of the option grant cannot exceed ten years.

The following is a summary of stock option activity in the fiscal years 2013, 2012 and 2011 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2010	434	$2.80	to	$17.82	$10.72
Cancelled	(21)	2.80	to	12.48	12.41
Expired	(8)	7.27	to	10.91	7.88
Exercised	(153)	2.80	to	12.48	7.47
Options outstanding at June 30, 2011	252	2.80	to	17.82	12.64
Exercised	(49)	2.80	to	13.18	11.83
Options outstanding at June 30, 2012	203	3.45	to	17.82	12.83
Exercised	(25)	3.45	to	6.91	5.76
Options outstanding at June 30, 2013	178	$6.91	to	$17.82	$13.81

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2013, 2012 and 2011 were approximately $158,000, $226,000 and $1,143,000, respectively.  Total fair value of options vested during 2012 and 2011 were $42,000 and $38,000, respectively.  At June 30, 2012, all options were fully vested.

The following table summarizes information about stock options outstanding at June 30, 2013:

				Outstanding Options			Exercisable Options
Range of Exercise Price			Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value	Number of Shares Exercisable (in thousands)	Weighted Average Exercise Price	($000’s) Aggregate Intrinsic Value
$6.91	to	$7.27	33	0.50	$6.91	$209	33	$6.91	$209
$9.09	to	$13.18	57	1.34	$11.99	$73	57	$11.99	$73
$14.17	to	$17.82	88	1.53	$17.59	$-	88	$17.59	$-
			178	1.28	$13.81	$282	178	$13.81	$282

Restricted Shares

We granted restricted stock awards to each outside director with a grant date fair value of $40,000, $35,000 and $35,000 per director for fiscal 2013, 2012 and 2011, respectively, with respect for which, the only condition for vesting is continued service during the specified vesting periods.

Consequently, in the second quarter of fiscal 2013, 2012 and 2011, the Company granted approximately 24,264, 11,480 and 12,025 service contingent shares, respectively, which vested in each case quarterly over the succeeding twelve months, to its non-employee directors and 5,000 shares in fiscal 2011 to one employee, which vested over the succeeding four quarters.  Management estimated the fair value of those shares to be approximately $240,000, $175,000 and $248,000, respectively, and such stock-based compensation expense is being recognized over the service period of one year.

Fiscal 2011-Management Restricted Stock Awards.  In August 2011, the Compensation Committee of the Board of Directors determined that the Company had achieved the financial performance goal for fiscals 2011.  As a result, stock-based compensation on the remaining unvested shares granted is being recognized over the remaining service period, dependent on the continued service of the Participant.

Fiscal 2012 – Management Restricted Stock Awards.  In August 2012, the Compensation Committee of the Board of Directors determined that the Company had achieved approximately 97% of the financial performance goal for 2012, and, as a result, 83% of the Performance Contingent Shares qualified for vesting at that time.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program.  On December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain management employees (“Participants”) and granted approximately 300,000 shares of restricted stock (the “restricted shares”), including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).  Management estimated the fair value of those shares to be approximately $3,000,000.

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

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP.  However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan.  As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if the Board of Directors adopts a new equity incentive plan and that plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held in December, 2013.  The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 250,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

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

As of January 1, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016, of which $43,000 was recognized in the six months ended June 30, 2013.  Management will reassess at each reporting date whether any additional compensation expense is required, and the period over which such expense should be recognized.

Other Fiscal 2013 Grants

During fiscal 2013, the Company granted 62,500 service-based restricted shares with service periods ranging from three to four years to certain officers and key employees, including 40,000 shares to the Company’s Chief Executive Officer and 12,500 shares to the Company’s Chief Financial Officer.  Management estimated the fair value of those shares to be approximately $824,000, and stock-based compensation expense is being recognized over respective service periods of the awards.

We recognized stock-based compensation (which includes compensation costs related to the grant of restricted stock awards and stock options) of $831,000, $1,244,000 and $1,131,000 during fiscal 2013, 2012 and 2011, respectively. The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included In:	2013	2012	2011
Cost of grading, authentication and related services	$9	$-	$-
General and administrative expenses	822	1,244	1,131
	$831	$1,244	$1,131

The total amount of compensation expense related to unvested stock option and restricted stock awards not yet recognized at June 30, 2013 was approximately $1,331,000 and that amount will be recognized as compensation expense as follows (in thousands):

Year Ending June 30,
2014	$583
2015	444
2016	304
Total	$1,331

However, such amounts, which are non-cash expenses, do not include the cost of new stock option or restricted stock awards that may be granted in future periods nor additional awards expected to be issued under the LTIP.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2013, 2012 and 2011 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2010	254	$4.43
Granted	97	12.83
Vested	(218)	5.60
Non-vested at June 30, 2011	133	8.64
Granted	104	15.60
Vested	(144)	9.35
Non-vested at June 30, 2012	93	15.28
Granted	394	10.51
Vested	(75)	14.02
Cancelled	(25)	13.75
Non-vested at June 30, 2013	387	$10.77

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall, who is the President and a director and a holder of more than 10% of our outstanding shares, and Van Simmons, who is a director and a stockholder of the Company, has subleased from the Company, through March 31, 2019, approximately 2,200 square feet of office space, located at the Company’s offices in Santa Ana, California, at a rent equal to between $1.50 and $2.00 per square foot per month.  Under the original lease that was extended in February 2009, that rent, per square foot, was equal to the rent that was being paid to the Company by a prior unaffiliated subtenant for comparable space in the same building under a sublease entered into by the Company in March 2004.  The current rent is consistent with amounts being paid by the Company under its lease agreement.  Rent received under the DHRCC sublease, which commenced on March 1, 2004, totaled $44,700 in fiscal 2013, $43,400 in fiscal 2012 and $42,110 in fiscal 2011.

During fiscal years 2013, 2012 and 2011, the Company charged, and DHRCC paid to the Company, approximately $29,400, $25,500 and $25,230 for advertising fees, approximately $7,000, $6,200 and $8,900 for grading and authentication fees, and the Company paid DHRCC approximately $41,600, $18,800 and $13,000 for warranty claims, respectively. During fiscal years 2013, 2012 and 2011, DHRCC attended the Expos Long Beach shows and paid approximately $3,000, $4,700 and $5,900, respectively, in fees to Expos and also paid CCE $7,300, $6,100 and $4,800 in monthly subscription and listing fees during fiscal years 2013, 2012 and 2011, respectively.

During fiscal years 2013, 2012 and 2011, David Hall paid $12,500, $12,600 and $31,000, respectively, in grading and authentication fees to us for personally owned trading cards submitted.  Also, an adult member of Mr. Hall’s immediate family paid $765,000, $464,000 and $663,000 in coin grading and authentication fees during fiscal years 2013, 2012 and 2011 and owed the Company approximately $58,000 and $106,000 at June 30, 2013 and 2012, respectively, for services provided during the respective years. The grading fees charged by the Company to both individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment, including its corporate headquarters facility, that expire through May 2019.   In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those facilities as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2013 and 2012.

The Company’s total rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2013, 2012 and 2011 for those operations classified as continuing operations, was approximately $1,209,000, $1,067,000 and $1,056,000, respectively.

Continuing Operations

At June 30, 2013, we did not have any other material financial obligations in connection with our continuing operations.

Future minimum lease payments (set forth in thousands) under those agreements associated with our continuing operations at June 30, 2013, are as follows:

Year Ending June 30,	Gross Payment	Sublease Income	Net
2014	$1,477	$46	$1,431
2015	1,482	47	1,435
2016	1,271	49	1,222
2017	1,284	50	1,234
2018	1,249	52	1,197
Thereafter	1,121	40	1,081
	$7,884	$284	$7,600

Discontinued Operations

At June 30, 2013, the remaining financial obligations for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, which will expire in December 31, 2015 and 2017 and consist of future minimum payments associated with our discontinued operations, including both a subleased space and a space that was returned to the landlord at June 30, 2012, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2014	$775	$192	$583
2015	794	195	599
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,919	$486	$2,433
Less: Discounted estimated fair value of minimum lease payments			(2,212)
Accretion expense to be recognized in future years			$221

The accrual for facility-related obligations at June 30, 2013 includes an estimate of the minimum lease payments of $2,212,000 and an estimate of the operating expenses related to the leased properties of $83,000.

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

We allocate operating expenses to each service segment based upon activity levels.  The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2013, 2012 and 2011.  Net identifiable assets and goodwill are provided by business segment as of June 30, 2013 and 2012.

	Year Ended June 30,
Net revenues from external customers(1):	2013	2012	2011
Coins	$32,144	$32,432	$29,992
Trading cards and autographs	12,462	11,335	10,229
Other	4,484	4,592	4,211
Total revenue	$49,090	$48,359	$44,432

Amortization and depreciation:
Coins	$412	$282	$235
Trading cards and autographs	71	76	172
Other	327	289	258
Total	810	647	665
Unallocated amortization and depreciation	234	178	106
Consolidated amortization and depreciation	$1,044	$825	$771

Impairment losses:
Other	$-	$-	$1,368
Total	$-	$-	$1,368

Stock-based compensation:
Coins	$131	$272	$196
Trading cards and autographs	49	85	30
Other	44	84	45
Total	224	441	271
Unallocated stock-based compensation	607	803	860
Consolidated stock-based compensation	$831	$1,244	$1,131

Operating income:
Coins	$9,954	$10,428	$11,041
Trading cards and autographs	2,210	1,597	1,380
Other	1,478	1,249	(337)
Total	13,642	13,274	12,084
Unallocated operating expenses	(4,148)	(4,117)	(3,795)
Consolidated operating income	$9,494	$9,157	$8,289

(1)	Includes revenues of $1.4 million, $1.1 million and $0.4 million generated outside the United States in fiscal years 2013, 2012 and 2011, respectively.

	At June 30,
Identifiable Assets:	2013	2012
Coins	$5,752	$5,878
Trading cards and autographs	1,477	1,171
Other	2,462	2,669
Total	9,691	9,718
Unallocated assets	23,327	26,727
Consolidated assets	$33,018	$36,445
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2013 and 2012:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013
Statement of Operations Data:
Net revenues	$12,072	$11,472	$13,082	$11,733	$11,230	$9,595	$14,488	$13,777
Cost of revenues	4,725	4,717	5,064	4,896	4,890	3,964	5,180	5,034
Gross profit	7,347	6,755	8,018	6,837	6,340	5,631	9,308	8,743
Operating Expenses:
SG&A expenses	4,854	4,861	5,104	4,981	5,049	4,660	5,388	5,431
Operating income	2,493	1,894	2,914	1,856	1,291	971	3,920	3,312
Interest and other income, net	20	18	26	24	62	9	8	18
Income before income taxes	2,513	1,912	2,940	1,880	1,353	980	3,928	3,330
Provision (benefit) for income taxes (1)	1,019	795	1,209	(598)	535	399	1,541	1,328
Income from continuing operations	1,494	1,117	1,731	2,478	818	581	2,387	2,002
Income (loss) from discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	(18)	(32)	7	(28)	(12)	(20)	(7)	(19)
Net income	$1,476	$1,085	$1,738	$2,450	$806	$561	$2,380	$1,983
Net income per basic share:
From continuing operations	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.30	$0.25
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	-	-	-	-	-
Net income	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.30	$0.25
Net income per diluted share:
From continuing operations	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.29	$0.25
From discontinued operations, net of loss on sales of discontinued businesses (net of income taxes)	-	-	-	-	-	-	-	(0.01)
Net income	$0.19	$0.14	$0.22	$0.31	$0.10	$0.07	$0.29	$0.24
Weighted average shares outstanding
Basic	7,854	7,904	7,922	7,933	8,029	8,052	8,066	8,075
Diluted	7,965	7,999	8,020	7,972	8,085	8,113	8,101	8,105

(1)
The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of $1.3 million and, to a lesser extent, a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2012.

17.	Subsequent Events

Dividends

On July 31, 2013, the Company announced its quarterly cash dividend of $0.325 per share of common stock for the first quarter of fiscal 2014.  The cash dividend will be paid on August 30, 2013 to stockholders of record on August 16, 2013.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged		Balance
	Beginning	Operating	Cost of	to Tax	Net	at End
Description	of Period	Expenses	Revenues	Provision	Deductions	of Period
Allowance for doubtful accounts
Year ended June 30, 2011	$75,000	$17,000	$-	$-	$(26,000)	$66,000
Year ended June 30, 2012	$66,000	$5,000	$-	$-	$(1,000)	$70,000
Year ended June 30, 2013	$70,000	$8,000	$-	$-	$(51,000)	$27,000

Allowance for customer notes receivable
Year ended June 30, 2011	$16,000	$-	$-	$-	$(2,000)	$14,000
Year ended June 30, 2012	$14,000	$-	$-	$-	$-	$14,000
Year ended June 30, 2013	$14,000	$-	$-	$-	$(14,000)	$-

Inventory Reserve
Year ended June 30, 2011	$144,000	$-	$-	$-	$(18,000)	$126,000
Year ended June 30, 2012	$126,000	$-	$263,000	$-	$(11,000)	$378,000
Year ended June 30, 2013	$378,000	$-	$28,000	$-	$(205,000)	$201,000

Valuation allowances for deferred tax assets
Year ended June 30, 2011	$-	$-	$-	$96,000	$-	$96,000
Year ended June 30, 2012	$96,000	$-	$-	$127,000	$-	$223,000
Year ended June 30, 2013	$223,000	$-	$-	$209,000	$-	$432,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Collectors Universe, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures which:

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2013, based on criteria for effective internal control over financial reporting described in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2013, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2013 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2013 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited the internal control over financial reporting of Collectors Universe, Inc. and subsidiaries (“the Company”) as of June 30, 2013 based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013, and our report dated August 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 28, 2013

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2013 for the Company’s 2013 annual stockholders' meeting.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2013 for the Company’s 2013 annual stockholders' meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2013 for the Company’s 2013 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2013.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	565,000	$ 13.81	$ 2,500

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND  DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2013 for the Company’s 2013 annual stockholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2013 for the Company’s 2013 annual stockholders’ meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011

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

COLLECTORS UNIVERSE, INC.

Date: August 28, 2013	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Robert G. Deuster and Joseph J. Wallace, and each of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of the undersigned persons, to sign on his or her behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions to this Annual Report as such attorneys-in-fact or either of them may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 28, 2013
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Chief Executive Officer and Director	August 28, 2013
Robert G. Deuster	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 28, 2013
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 28, 2013
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ VAN D. SIMMONS	Director	August 28, 2013
Van D. Simmons

/s/ A. J. BERT MOYER	Director	August 28, 2013
A. J. Bert Moyer

/s/ DEBORAH A. FARRINGTON	Director	August 28, 2013
Deborah A. Farrington

/s/ BRUCE A. STEVENS	Director	August 28, 2013
Bruce A. Stevens

/s/ MICHAEL J. MCCONNELL	Director	August 28, 2013
Michael J. McConnell

S-1

INDEX TO EXHIBITS
Exhibit No.	Description

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

10.47	Collectors Universe 2006 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2006 Proxy Statement filed with the Commission on October 27, 2006
10.51	Employment Agreement dated October 10, 2012 between the Company and Robert Deuster, CEO. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K, dated October 15, 2012.
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

*	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.

E-1