Form 10-Q
period 2013-09-30
COLLECTORS UNIVERSE INC
filed 2013-11-06
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock $.001 Par Value	8,500,144

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Forward-Looking Statements	14
	Our Business	15
	Overview of First Quarter Fiscal 2014 Operating Results	16
	Factors That Can Affect Our Operating Results and Financial Position	16
	Trends and Challenges in our Business	18
	Critical Accounting Policies and Estimates	18
	Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012	20
	Liquidity and Capital Resources	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	Other Information
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,511	$18,711
Accounts receivable, net of allowance of $29 at September 30, 2013 and $27 at June 30, 2013	1,947	2,067
Inventories, net	1,763	1,656
Prepaid expenses and other current assets	967	964
Deferred income tax assets	1,328	1,328
Total current assets	23,516	24,726

Property and equipment, net	2,372	2,153
Goodwill	2,083	2,083
Intangible assets, net	1,381	1,477
Deferred income tax assets	2,003	2,003
Other assets	387	394
Non-current assets of discontinued operations	182	182
	$31,924	$33,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,616	$1,608
Accrued liabilities	2,139	2,121
Accrued compensation and benefits	2,013	2,680
Income taxes payable	1,309	760
Deferred revenue	2,208	2,345
Current liabilities of discontinued operations	795	802
Total current liabilities	10,080	10,316

Deferred rent	473	474
Non-current liabilities of discontinued operations	1,539	1,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,500 and 8,509 issued and outstanding at September 30, 2013 and June 30, 2013, respectively.	9	9
Additional paid-in capital	74,855	74,578
Accumulated deficit	(55,032)	(54,025)
Total stockholders’ equity	19,832	20,562
	$31,924	$33,018

 See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net revenues	$14,166	$11,230
Cost of revenues	5,237	4,890
Gross profit	8,929	6,340
Operating Expenses:
Selling and marketing expenses	2,198	1,815
General and administrative expenses	3,876	3,234
Total operating expenses	6,074	5,049
Operating income	2,855	1,291
Interest and other income, net	14	62
Income before provision for income taxes	2,869	1,353
Provision for income taxes	1,211	535
Income from continuing operations	1,658	818
Loss from discontinued operations, net of income taxes	(21)	(12)
Net income	$1,637	$806

Net income per basic share:
Income from continuing operations	$0.20	$0.10
Loss from discontinued operations	-	-
Net income	$0.20	$0.10

Net income per diluted share:
Income from continuing operations	$0.20	$0.10
Loss from discontinued operations	-	-
Net income	$0.20	$0.10

Weighted average shares outstanding:
Basic	8,117	8,029
Diluted	8,157	8,085
Dividends declared per common share	$0.325	$0.325

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,637	$806
Loss from discontinued operations	21	12
Income from continuing operations	1,658	818
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	284	246
Stock-based compensation expense	386	286
Provision for bad debts	(2)	2
Provision for inventory write-down	25	-
Provision for warranty	168	135
Gain on sale of property and equipment	-	(28)
Provision for deferred income taxes	-	31
Interest on notes receivable	-	(3)
Change in operating assets and liabilities:
Accounts receivable	115	18
Inventories	(132)	415
Prepaid expenses and other	(2)	(5)
Other assets	8	(49)
Accounts payable and accrued liabilities	(75)	196
Accrued compensation and benefits	(667)	(1,065)
Income taxes payable	548	444
Deferred revenue	(138)	155
Deferred rent	(1)	7
Net cash provided by operating activities of continuing operations	2,175	1,603
Net cash used in operating activities of discontinued businesses	(154)	(145)
Net cash provided by operating activities	2,021	1,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(403)	(181)
Proceeds from the sale of property and equipment	-	39
Proceeds from sale of business	7	-
Capitalized software	-	(28)
Patents and other intangibles	(5)	(50)
Net cash used in investing activities	(401)	(220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(2,711)	(2,897)
Payment for retirement of common stock	(109)	-
Net cash used in financing activities	(2,820)	(2,897)

Net decrease in cash and cash equivalents	(1,200)	(1,659)
Cash and cash equivalents at beginning of period	18,711	21,214
Cash and cash equivalents at end of period	$17,511	$19,555

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$651	$53

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At September 30, 2013,our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our authentication and grading services. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our Expos trade show business, we recognize revenue from each show in the period in which it takes place.

A portion of our net revenues are comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of grading and authentication fees. The balance of the membership fee is recognized over the life of the membership. In the third quarter of fiscal 2013, we began to recognize revenue attributable to expired vouchers. Such revenue was immaterial in the three months ended September 30, 2013.

We recognize product sales when items are shipped to customers. Product revenues consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program. However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision or benefit for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report or in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. Management has determined that no impairment of goodwill or other long-lived assets had occurred as of September 30, 2013.

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

Stock Options

No stock options were granted during the three months ended September 30, 2013 and 2012. The following table presents information relative to the stock options outstanding under all equity incentive plans as of September 30, 2013 and stock option activity during the three months ended September 30, 2013. The closing prices of our common stock as of September 30, 2013 and June 30, 2013 were $14.68 and $13.25, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(yrs.)	(In Thousands)
Options:
Outstanding at June 30, 2013	178	$13.81	1.28	$282
Outstanding at September 30, 2013	178	$13.81	1.03	$414
Exercisable at September 30, 2013	178	$13.81	1.03	$414

Restricted Stock Awards

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain key management employees (collectively “Participants”). Under that program, approximately 300,000 shares of restricted stock (the “restricted shares”) were granted at an estimated grant date fair value of $3,000,000, including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP. Due to one participant in the LTIP retiring from the Company, the number of shares under the LTIP is now expected to be 500,000. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if a new equity incentive plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held on December 9, 2013. The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 228,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

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

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required based upon the improved results in the first quarter of fiscal 2014, and determined it was probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000, based upon 50% of the shares attributable to the threshold performance vesting on June 30, 2014, the remaining 50% vesting on June 30, 2015 and a service inception date of January 1, 2013. Management will continue to reassess at each reporting date whether any additional compensation expense is required to be recognized based on achieving additional milestones under the LTIP, and the period such compensation is required to be recognized.

The following table presents the non-vested status of the restricted shares for the three months ended September 30, 2013 and the weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2013	387	$10.77
Granted	-	-
Vested	(10)	11.56
Cancelled	(1)	13.80
Non-vested at September 30, 2013	376	$10.73

The following table sets forth the stock-based compensation expense we incurred in the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
Included in:	2013	2012
Cost of authentication, grading and related services	$11	$-
General administrative expenses	375	286
	$386	$286

Of the stock-based compensation recognized in the three months ended September 30, 2013, approximately $147,000 related to a grant of shares to a former employee for past services.

Stock-based compensation for the three months ended September 30, 2013, includes expense related to (i) prior year grants of $162,000, including fiscal 2011 Management grants, fiscal 2013 grants to the Company’s CEO, CFO and the Company’s outside directors; (ii) expense of $77,000 related to the December 2012 LTIP; and (iii) the $147,000 of expense, as discussed above, for the former employee of the Company. Stock-based compensation for the three months ended September 30, 2012, included $122,000 of expense recognized due to the accelerated vesting of restricted stock to the Company’s former CEO.

The following table sets forth total unrecognized compensation expense in the amount of $1,092,000 related to unvested restricted stock awards at September 30, 2013 and represents the expense expected to be recognized through fiscal year 2016, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods, and the Company will achieve the Threshold Performance Goal under the LTIP in fiscal 2014. The amounts do not include the cost or effect of the possible grant of any additional stock-based compensation awards in future periods or any additional awards expected to be issued under the LTIP.

Fiscal Year Ending June 30,	Amount (In Thousands)
2014 (remaining 9 months)	$455
2015	419
2016	218
$1,092

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2013, we had cash and cash equivalents totaling approximately $17,511,000, of which approximately $14,034,000 was invested in money market accounts, and the balance of $3,477,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $767,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $15,890,000 at September 30, 2013.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  No individual customer accounts receivable accounted for 10% of the Company’s total gross accounts receivable balance at September 30, 2013, whereas one customer receivable exceeded 10% of the Company’s total gross amounts receivable balance at June 30, 2013. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $29,000 at September 30, 2013 and $27,000 at June 30, 2013. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 66% of our net revenues for the three months ended September 30, 2013, and 62% of our net revenues for the three months ended September 30, 2012.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in both the three months ended September 30, 2013 and 2012, respectively.

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories and (ii) consumable supplies that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In both the three months ended September 30, 2013 and 2012, approximately $25,000 was recorded as amortization expense for capitalized software, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in the first quarter of fiscal 2014. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2013-11 on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or tax credit carryforward, exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The updated guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2.             INVENTORIES

Inventories consist of the following (in thousands):
	September 30, 2013	June 30, 2013
Coins	$587	$513
Other collectibles	117	94
Grading raw materials consumable inventory	1,285	1,250
	1,989	1,857
Less inventory reserve	(226)	(201)
Inventories, net	$1,763	$1,656

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Coins and stamp grading reference sets	$303	$296
Computer hardware and equipment	2,112	1,985
Computer software	1,158	1,094
Equipment	3,486	3,278
Furniture and office equipment	982	975
Leasehold improvements	948	971
Trading card reference library	52	52
	9,041	8,651
Less accumulated depreciation and amortization	(6,669)	(6,498)
Property and equipment, net	$2,372	$2,153

4.             ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Warranty reserves	$1,252	$1,155
Other	887	966
	$2,139	$2,121

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Warranty reserve beginning of period	$1,155	$998
Provision charged to cost of revenues	168	135
Payments	(71)	(46)
Warranty reserve, end of period	$1,252	$1,087

5.             DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease obligation related to the fiscal 2009 disposal of our jewelry business was $2,183,000 at September 30, 2013, of which $644,000 was classified as a current liability, and $1,539,000 was classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2013. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.           INCOME TAXES

In the three months ended September 30, 2013 and 2012, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 41% and 40%, respectively. The tax provision for the three months ended September 30, 2013 also includes a discrete amount of $42,000 related to prior year estimated taxes. The estimated annual effective tax rate reflects valuation allowances established against losses of foreign subsidiaries.

7.             NET INCOME PER SHARE

Options to purchase shares of common stock and unvested restricted shares of common stock in the aggregate of 133,000 and 113,000 for the three months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive.

In addition, approximately 300,000 unvested performance-based restricted shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013, because we had not achieved any of the performance goals by that date.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles. Services provided by these segments include authentication, grading, publications, advertising and commission earned, subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2013 and 2012, respectively. Net identifiable assets are provided by business segment as of September 30, 2013 and June 30, 2013 (in thousands):

	Three Months Ended September 30,
	2013	2012
Net revenues from external customers:
Coins (including product sales)	$9,350	$6,957
Trading cards and autographs	3,558	3,079
Other	1,258	1,194
Total revenue	$14,166	$11,230
Amortization and depreciation:
Coins	$107	$93
Trading cards and autographs	22	17
Other	83	80
Total	212	190
Unallocated amortization and depreciation	72	56
Consolidated amortization and depreciation	$284	$246
Stock-based compensation:
Coins	$50	$27
Trading cards and autographs	18	11
Other	14	10
Total	82	48
Unallocated stock-based compensation	304	238
Consolidated stock-based compensation	$386	$286
Operating income:
Coins	$3,080	$1,499
Trading cards and autographs	643	493
Other	436	433
Total	4,159	2,425
Unallocated operating expenses	(1,304)	(1,134)
Consolidated Operating Income	$2,855	$1,291

	September 30, 2013	June 30, 2013
Identifiable Assets:
Coins	$5,760	$5,752
Trading cards and autographs	1,580	1,477
Other	2,423	2,462
Total	9,763	9,691
Unallocated assets	22,161	23,327
Consolidated assets	$31,924	$33,018
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.             RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2013, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $275,000, compared with $170,000 for the three months ended September 30, 2012. At September 30, 2013, the amount owed to the Company for these services was approximately $93,000, compared with $58,000 at June 30, 2013.

An associate of Richard Kenneth Duncan Sr., who as of October 15, 2013 was the beneficial owner of 10% of our outstanding shares, paid us grading and authentication fees of $379,000 in the three months ended September 30, 2013, as compared to $412,000 in the same three months of fiscal 2013. At September 30, 2013, the amount owed to the Company for these services was approximately $94,000, compared to $98,000 at June 30, 2013.

In each case, these authentication and grading fees were comparable in amount to the fees which we charge, in the ordinary course of our business, for similar services authentication and grading services we render to unaffiliated customers.

10.           CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business. Management believes that none of the lawsuits or disputes currently pending against the Company are likely to have a material adverse effect on the Company’s financial position or results of operations.

11.           SUBSEQUENT EVENTS

On October 31, 2013, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a second quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on November 29, 2013 to stockholders of record on November 15, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Fiscal 2013 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2013, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2013 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of First Quarter Fiscal 2014 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues:
Grading authentication and related services	$14,166	100.0%	$10,680	95.1%
Product sales	-	-	550	4.9%
	14,166	100.0%	11,230	100.0%
Cost of revenues:
Grading authentication and related services	5,237	37.0%	$4,340	40.6%
Product sales	-	-	550	100.0%
	5,237	37.0%	4,890	43.5%
Gross profit:
Services	8,929	63.0%	$6,340	59.4%
Product sales	-	-	-	-
	8,929	63.0%	6,340	56.5%

Selling and marketing expenses	2,198	15.5%	1,815	16.2%
General and administrative expenses	3,876	27.3%	3,234	28.8%
Operating income	2,855	20.2%	1,291	11.5%
Interest and other income, net	14	0.1%	62	0.5%
Income before provision for income taxes	2,869	20.3%	1,353	12.0%
Provision for income taxes	1,211	8.6%	535	4.7%
Income from continuing operations	1,658	11.7%	818	7.3%
Loss from discontinued operations, net of income taxes	(21)	(0.1)%	(12)	(0.1)%
Net income	$1,637	11.6%	$806	7.2%

Net income per diluted share:
Income from continuing operations	$0.20		$0.10
Loss from discontinued operations	-		-
Net income	$0.20		$0.10

The 33% increase in service revenues and the 121% increase in operating income in the three months ended September 30, 2013, compared to the same period of the prior year, reflects continued momentum in our coin business (which began in the third quarter of fiscal 2013) and continued consistent growth in our cards and autograph business (the three months ended September 30, 2013, represented the thirteenth quarter of quarter-on-quarter revenue growth in that business).

These, as well as other factors affecting our operating results in the three months ended September 30, 2013, are described in more detail below. See “Trends and Challenges in our Business, “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 83% of our service revenues for the three months ended September 30, 2013. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, which we authenticate and grade.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins. Furthermore, because a significant proportion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margin are also affected by the level of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that may occur around the time of the shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% of our total net revenues in the three months ended September 30, 2013. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that were authenticated and graded by us in the three months ended September 30, 2013 and 2012, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2013		2012		2013		2012
Coins	447,000	50.9%	343,000	47.3%	$394,022	91.1%	$298,744	89.8%
Trading cards and Autographs (1)	431,000	49.1%	382,500	52.7%	38,560	8.9%	33,778	10.2%
Total	878,000	100.0%	725,500	100.0%	$432,582	100.0%	$332,522	100.0%

(1)     Consists of trading card units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and more recently worries about sovereign debt obligations and credit ratings in the United States and Europe, because conditions of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2014.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of 34% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Trends and Challenges in our Businesses

Revenues from coin authentication and grading and related services represented 66%, 64% and 66% of total consolidated revenues for the three months ended September 30, 2013, fiscal year 2013 and fiscal year 2012, respectively. As previously discussed in Form 10-K for the year ended June 30, 2013, for the six months ended December 31, 2012, total service revenues declined by $2.9 million, or 13%, and operating income declined by $2.1 million, or 48%, compared to the same period of the prior year, primarily as a result of a general decline of 21% in coin service revenues due to market conditions. By contrast, in the six months ended June 30, 2013, service revenues increased by $3.6 million or 15%, and operating income increased by $2.5 million or 52%, compared to the six months ended June 30, 2012, primarily as a result of an 18% increase in coin authentication and grading and related service revenues. Furthermore, in the three months ended September 30, 2013, total service revenues increased by $3.5 million or 33% and operating income increased by $1.6 million or 121%, compared to the same period of the prior year, primarily as a result of a 46% increase in our coin authentication and grading revenues and related services. This demonstrates the continued importance of our coin business to our overall financial performance and the impact on our financial results from volatility in the coin market. In addition, as we expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business may increase, which could make our financial performance more vulnerable to volatility in the coin markets.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2013, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2013. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the first quarter ended September 30, 2013, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts was greater than the carrying value, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation. We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain key management employees (collectively, “Participants”). Under that program, approximately 300,000 shares of restricted stock (the “restricted shares”) were granted at an estimated grant date fair value of $3,000,000, including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”).

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP. Due to one participant in the LTIP retiring from the Company, the number of shares under the LTIP is now expected to be 500,000. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. As a result, the Compensation Committee expects to approve grants of additional shares to the Participants under this LTIP, if a new equity incentive plan is approved by the Company’s stockholders at the next annual meeting of stockholders, which is scheduled to be held in December, 2013. The additional number of restricted shares to be granted at that time has not yet been determined, but could be as many as 228,000 additional shares, including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace.

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

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, based on the closing price of the Company’s common stock at the grant date of $10.01, over the period beginning January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required based upon the improved results in the first quarter of fiscal 2014, and determined it was probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000, based upon 50% of the shares attributable to the threshold performance vesting on June 30, 2014, the remaining 50% vesting on June 30, 2015 and a service inception date of January 1, 2013. Management will continue to reassess at each respecting date whether any additional compensation expense is required to be recognized based on achieving additional milestones under the LTIP, and the period such compensation is required to be recognized.

Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and other memorabilia. To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising and commission earned from our websites, and in printed publications and collectibles price guides; subscription-based revenues primarily related to our CCE dealer-to-dealer Internet bid-ask market for certified coins and CoinFacts; and fees earned from promoting, managing and operating collectibles trade shows and conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three months ended September 30, 2013 and 2012 between grading and authentication services revenues, other related services revenues and product sales (in thousands):

	2013		2012		2013 vs. 2012 Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Grading and authentication fees	$11,816	83.4%	$8,556	76.2%	$3,260	38.1%
Other related services	2,350	16.6%	2,124	18.9%	226	10.6%
Total service revenues	$14,166	100.0%	$10,680	95.1%	$3,486	32.6%
Product revenues	-	-	550	4.9%	(550)	(100.0)%
Total net revenues	$14,166	100.0%	$11,230	100.0%	$2,936	26.1%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2013 and 2012 (in thousands):

					2013 vs. 2012
	2013		2012		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$9,350	66.0%	$6,407	57.1%	$2,943	45.9%	104	30.3%
Cards and Autographs(1)	3,558	25.1%	3,079	27.4%	479	15.6%	48	12.6%
Other (2)	1,258	8.9%	1,194	10.6%	64	5.4%	-	-
Product sales	-	-	550	4.9%	(550)	(100.0)%	-	-
	$14,166	100.0%	$11,230	100.0%	$2,936	26.1%	152	21.0%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, revenues earned from our Expos convention business and revenues from sales of third party advertising on our websites and in printed publications.

For the three months ended September 30, 2013, our total service revenues increased by $3,486,000, or 32.6% to a first quarter record level of $14,166,000 and comprised increases of $3,260,000, or 38.1% in authentication and grading fees and $226,000, or 10.6%, in other related services.

The increase in authentication and grading fees of $3,260,000 in the three months ended September 30, 2013, compared to the same quarter of the prior year, was attributable to increases in coin fees of $2,815,000, or 48.8%, and cards and autograph fees of $445,000, or 16%.

The increase in our coin fees of $2,815,000 in the first quarter of fiscal 2014, compared to the same period of the prior year, reflects increases in the average service fees earned on coins authenticated and graded due to a number of factors, including new service offerings, and price increases implemented effective January 1, 2013. The number of coins authenticated and graded in the quarter increased by 30.3%. Modern coin fees increased by $1,232,000, or 78%, and vintage coin fees increased by $747,000, or 38.7%, reflecting continued momentum in the coin market that began in the second half of fiscal 2013. Show authentication and grading fees increased by $362,000, or 26.3%, resulting from higher-average fees earned per show attended reflecting the favorable market conditions for coins. World coin authentication and grading revenues increased by approximately $474,000, or 53.7%, primarily related to revenues generated in China in the quarter, as a result of us opening an office in Shanghai, China. We believe the first quarter record level of revenues reflects continued strong momentum in the coin market (as evidenced by record sales of Silver Eagles by the U.S. Mint in the nine months September 30, 2013), combined with the factors, as discussed above, that gave rise to the increase in coin fees in the quarter.

In addition, revenues from our trading cards and autographs business continues to show consistent growth, and the 15.6% growth in revenues in the three months ended September 30, 2013 represented the thirteenth straight quarter-on-quarter revenue growth in that business.

The favorable market conditions that drove the revenue increases in the first quarter appear to be continuing into our second fiscal quarter. However our second fiscal quarter is typically our seasonally slowest quarter of the year, due to the winter holidays. Therefore, it remains uncertain as to what level of revenues the Company will achieve in the second quarter.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Due to the increase in our coin authentication and grading business in the first quarter of the year, compared to the first quarter of fiscal 2013, our coin business represented approximately 66% of total service revenues, compared to 60% of total service revenues in the first quarter of fiscal 2013, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The increase in other related service revenues of $226,000, or 10.6%, in the three months ended September 30, 2013, primarily resulted from increased on-line and show commission revenues, and subscriptions and related fees from our CCE business.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Gross profit – services	$8,929	63.0%	$6,340	59.4%
Gross profit – product sales	-	-	-	-
Total	$8,929	63.0%	$6,340	56.5%

As indicated in the above table, our services gross profit margin was 63.0% for the three months ended September 30, 2013, compared to 59.4% for the three months ended September 30, 2012. That increase in our gross profit margin was attributable to the increase in our coin services gross profit margin from 63% to 68% due to the factors discussed above under Net Revenues, the overall increase in service revenues, and the relatively fixed nature of certain of our direct costs. As previously discussed in our Form 10-K for the year ended June 30, 2013, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2013, our quarterly services gross profit varied between 59% and 64%.

The gross profit of zero on product sales of $550,000 in the three months ended September 30, 2012 was due to the sale of a coin for $550,000 that had a carrying value of $550,000 as a result of the coin being adjusted to market value at June 30, 2012.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$2,198	15.5%	$1,815	16.2%

Selling and marketing expenses increased by $383,000 in the three months ended September 30, 2013, compared to the same period of the prior year and represented 15.5% of revenues, compared to 16.2% of revenues in the three months ended September 30, 2012. The dollar increase in selling and marketing expenses was primarily attributable to costs associated with our coin business and included increased costs to support the growth of our coin business, including our operations in mainland China, which incurred $173,000 in the three months ended September 30, 2013 in its first full quarter of operation and increased business development cost incentives of $153,000 due to higher coin service revenues and improved operating results in the quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$3,876	27.3%	$3,234	28.8%

G&A expenses increased by $642,000 in the three months ended September 30, 2013, compared to the same period of fiscal 2013 and represented 27.3% of revenues, compared with 28.8% of revenues in the three months ended September 30, 2012. G&A cost increases included higher management and IT-related salaries of $97,000, incentives of $200,000 due to the improved operating results in the quarter, and higher third-party IT consulting and support costs, including recruitment fees of $136,000. In addition, non-cash stock-based compensation expense (discussed below) increased by $100,000, compared to the three months ended September 30, 2012.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
Included in:	2013	2012
Cost of authentication, grading and related services	$11	$-
General administrative expenses	375	286
	$386	$286

The $100,000 increase in stock-based compensation expense in the three months ended September 30, 2013 was primarily due to the $147,000 of stock-based compensation costs recognized for a grant of stock to a former employee upon retirement. Stock-based compensation for the three months ended September 30, 2013, included expense related to (i) prior year grants of $162,000, including fiscal 2011 management grants, fiscal 2013 grants to the Company’s CEO, CFO and the Company’s outside directors; (ii) expense of $77,000 related to the December 2012 LTIP; and (iii) the $147,000 of expense, as discussed above, for the former employee of the Company. Stock-based compensation for the three months ended September 30, 2012, included $122,000 of expense recognized due to the accelerated vesting of restricted stock to the Company’s former CEO.

The following table sets forth unrecognized stock-based compensation expense totaling $1,092,000 related to unvested stock-based awards at September 30, 2013 and represents the expense expected to be recognized through fiscal year 2016, on the assumption that the holders of the equity awards will remain in the Company’s service through 2016 and the Company will achieve the Threshold Performance Goal in fiscal 2014. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of any additional stock-based compensation awards that are expected to be granted in future periods under the LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2014 (remaining 9 months)	$455
2015	419
2016	218
$1,092

Income Tax Expense

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Income tax expense	$1,211	$535

The income tax provisions of $1,211,000 and $535,000 in the three months ended September 30, 2013 and 2012, respectively, represented estimated annual effective tax rates of approximately 41% and 40%, respectively, and include valuation allowances for losses incurred in our foreign operations. The provision for income taxes for three months ended September 30, 2013 also includes a discrete amount of $42,000 related to prior year income taxes.

Discontinued Operations

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Loss from discontinued operations (net of income taxes)	$(21)	$(12)

The losses from discontinued operations (net of income taxes) for both the three months ended September 30, 2013 and 2012, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our pay primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them.

At September 30, 2013, we had cash and cash equivalents of approximately $17,511,000, as compared to cash and cash equivalents of $18,711,000 at June 30, 2013.

Cash Flows.

Cash Flows from Continuing Operations. During the three months ended September 30, 2013 and 2012, our operating activities from continuing operations generated cash of $2,175,000 and $1,603,000, respectively, primarily attributable to the income from operations for the respective periods. In the three months ended September 30, 2013, we paid $651,000 for income taxes compared to $53,000 in the three months ended September 30, 2012. In addition, in the three months ended September 30, 2012, we benefited from cash received of $550,000 from the sale of a coin.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $154,000 and $145,000 in the three months ended September 30, 2013 and 2012, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash from or used in Investing Activities. Investing activities used cash of $401,000 and $220,000 in the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, the Company paid $403,000 for capital expenditures and $5,000 in patent and trademarks costs. In the three months ended September 30, 2012, we paid net $170,000 for capital expenditures and capitalized software costs, and $50,000 in September 2012 for the patent and trademark costs.

Cash used in Financing Activities. In the three months ended September 30, 2013, financing activities used net cash of $2,820,000, including $2,711,000 in cash dividends paid to our stockholders and $109,000 for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares. In the three months ended September 30, 2012, the Company used cash of $2,897,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2014 (remaining nine months)	$1,139	$58	$1,081
2015	1,515	79	1,436
2016	1,308	82	1,226
2017	1,320	84	1,236
2018	1,287	87	1,200
Thereafter	1,159	67	1,092
	$7,728	$457	$7,271

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2014 (remaining nine months)	$588	$144	$444
2015	794	195	599
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,732	$438	$2,294
Less: Discounted estimated fair value of lease payments			(2,097)
Accretion expense to be recognized in future periods			$197

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $2,183,000 and an estimate of the operating expenses related to the leased properties of $111,000.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2013, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update No. 2013-11 on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or tax credit carryforward, exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2013, we had $17,511,000 in cash and cash equivalents, of which, $14,034,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as our foreign activities and the cash balances we maintain overseas of approximately $767,000 are not significant and are mainly in Hong Kong and China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 that we filed with the SEC on August 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company repurchased 8,196 shares at $13.25 per share to satisfy employee tax withholdings related to the vesting of restricted stock.

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

COLLECTORS UNIVERSE, INC.

Date:November 6, 2013	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:November 6, 2013	By:	/s/ JOSEPH J. WALLACE
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