Form 10-Q
period 2013-12-31
COLLECTORS UNIVERSE INC
filed 2014-02-06
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2014
Common Stock $.001 Par Value	8,786,255

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2013

EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,307	$18,711
Accounts receivable, net of allowance of $31 at December 31, 2013 and $27 at June 30, 2013	2,571	2,067
Inventories, net	1,739	1,656
Prepaid expenses and other current assets	1,225	964
Deferred income tax assets	1,328	1,328
Total current assets	23,170	24,726

Property and equipment, net	2,575	2,153
Goodwill	2,083	2,083
Intangible assets, net	1,340	1,477
Deferred income tax assets	2,003	2,003
Other assets	404	394
Non-current assets of discontinued operations	182	182
	$31,757	$33,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,149	$1,608
Accrued liabilities	2,390	2,121
Accrued compensation and benefits	2,528	2,680
Income taxes payable	548	760
Deferred revenue	2,351	2,345
Current liabilities of discontinued operations	805	802
Total current liabilities	10,771	10,316

Deferred rent	473	474
Non-current liabilities of discontinued operations	1,417	1,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,776 and 8,509 issued and outstanding at December 31, 2013 and June 30, 2013, respectively.	9	9
Additional paid-in capital	75,569	74,578
Accumulated deficit	(56,482)	(54,025)
Total stockholders’ equity	19,096	20,562
	$31,757	$33,018

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$13,550	$9,595	$27,717	$20,825
Cost of revenues	5,286	3,964	10,536	8,854
Gross profit	8,264	5,631	17,181	11,971
Operating expenses:
Selling and marketing expenses	2,116	1,552	4,314	3,368
General and administrative expenses	4,049	3,108	7,913	6,342
Total operating expenses	6,165	4,660	12,227	9,710
Operating income	2,099	971	4,954	2,261
Interest income and other expense, net	10	9	24	71
Income before provision for income taxes	2,109	980	4,978	2,332
Provision for income taxes	871	399	2,082	934
Income from continuing operations	1,238	581	2,896	1,398
Loss from discontinued operations, net of income taxes	(23)	(20)	(44)	(31)
Net income	$1,215	$561	$2,852	$1,367

Net income per basic share:
Income from continuing operations	$0.15	$0.07	$0.36	$0.17
Loss from discontinued operations	-	-	(0.01)	-
Net income per basic share	$0.15	$0.07	$0.35	$0.17

Net income per diluted share:
Income from continuing operations	$0.15	$0.07	$0.35	$0.17
Loss from discontinued operations	-	-	-	-
Net income per diluted share	$0.15	$0.07	$0.35	$0.17

Weighted average shares outstanding:
Basic	8,144	8,052	8,130	8,038
Diluted	8,225	8,113	8,191	8,099
Dividends declared per common share	$0.325	$0.325	$0.65	$0.65

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,852	$1,367
Discontinued operations	44	31
Income from continuing operations	2,896	1,398
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	569	504
Stock-based compensation expense	856	433
Provision for bad debts	2	3
Provision for inventory write-down	38	2
Provision for warranty	368	266
(Gain) loss on sale of property and equipment	(3)	(22)
Loss on sale of business	1	-
Interest on notes receivable	-	(5)
Change in operating assets and liabilities:
Accounts receivable	(520)	(42)
Inventories	(121)	379
Prepaid expenses and other	(260)	(145)
Other assets	(9)	(110)
Accounts payable and accrued liabilities	507	(254)
Accrued compensation and benefits	(153)	(958)
Income taxes payable	(213)	177
Deferred revenue	5	821
Deferred rent	(1)	15
Net cash provided by operating activities of continuing operations	3,962	2,462
Net cash used in operating activities of discontinued businesses	(289)	(282)
Net cash provided by operating activities	3,673	2,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	7	33
Proceeds from sale of business	13	-
Capital expenditures	(793)	(356)
Capitalized software	(57)	(28)
Patents and other intangibles	(8)	(59)
Net cash used in investing activities	(838)	(410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	292	28
Dividends paid to common stockholders	(5,375)	(5,548)
Payments for retirement of common stock	(156)	(8)
Net cash used in financing activities	(5,239)	(5,528)

Net decrease in cash and cash equivalents	(2,404)	(3,758)
Cash and cash equivalents at beginning of period	18,711	21,214
Cash and cash equivalents at end of period	$16,307	$17,456

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$2,269	$737

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At December 31, 2013, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in that Annual Report on Form 10-K.

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

A portion of our net revenues are comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of grading and authentication fees. The balance of the membership fee is recognized over the life of the membership. In the third quarter of fiscal 2013, we began to recognize revenue attributable to expired vouchers, and such revenue was immaterial in the three and six months ended December 31, 2013.

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

Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense and in particular the timing and recognition of stock-based compensation associated with the Company’s Long-Term Incentive Program, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. Management has determined that no impairment of goodwill or other long-lived assets had occurred as of December 31, 2013.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income were not material.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determined that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized on the basis that the performance condition has become probable, and management subsequently determines that the performance condition was not met in the original period of expense recognition, but the performance condition may be met in future periods to satisfy the vesting conditions, management will refine the period over which the expense will be recognized. However if, management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

Stock Options

No stock options were granted during the three and six months ended December 31, 2013 and 2012. The following table presents information relative to the stock options outstanding under all equity incentive plans as of December 31, 2013 and stock option activity during the six months ended December 31, 2013. The closing prices of our common stock as of December 31, 2013 and June 30, 2013 were $17.15 and $13.25, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(yrs.)	(In Thousands)
Options:
Outstanding at June 30, 2013	178	$13.81	1.28	$282
Exercised	(43)	$9.67	-	-
Cancelled	(14)	$6.91	-	-
Outstanding at December 31, 2013	121	$16.13	0.84	$177
Exercisable at December 31, 2013	121	$16.13	0.84	$177

Restricted Stock Awards

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain key management employees (collectively “Participants”). Under that program, in December 2012 299,429 shares of restricted stock (the “restricted shares”) were granted, including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan which authorized the issuance of up to 650,000 new shares of common stock for equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949, additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace).The grant date fair values of those shares, net of forfeitures, were approximately $3,700,000. As of December 31, 2013, there were 523,378 shares of restricted stock outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

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

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013, through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required to be recognized based upon the improved results in the first quarter of fiscal 2014, and determined it was probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000.

The service inception date for the additional shares granted in December 2013 was determined to be the grant date such that stock-based compensation for those shares began to be recognized in December, 2013. At December 31, 2013, management again reassessed whether any additional compensation was required to be recognized based upon the continued improved results in the second quarter and concluded that it was probable that the company would also reach the Intermediate Performance Goal #1 in fiscal 2014. This reassessment resulted in a catch-up accrual of stock based compensation expense of approximately $200,000, for those shares with a service inception date of January 1, 2013. Through December 31, 2013, total stock based compensation recognized for the LTIP shares was approximately $450,000 comprising the $43,000 recognized in fiscal 2013 and $407,000 in the six months ended December 31, 2013. Management will continue to reassess at each reporting date whether any additional compensation expense is required to be recognized based on achieving additional milestones under the LTIP, and the period such compensation is required to be recognized.

Outstanding Restricted Shares. The following table presents the unvested status of all restricted shares for the six months ended December 31, 2013 and the weighted average grant-date fair values:

Unvested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Unvested at June 30, 2013	387	$10.77
Granted	267	15.73
Vested	(20)	11.52
Cancelled	(34)	10.92
Unvested at December 31, 2013	600	$12.94

Stock-based Compensation Expense. The following table sets forth the stock-based compensation expense we incurred in the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Included In:	2013	2012	2013	2012
Cost of authentication, grading and related services	$12	-	$23	-
Sales and marketing expenses	-	5	-	5
General and administrative expenses	458	142	833	428
	$470	$147	$856	$433

Stock-based compensation for, includes expense of $330,000 and $407,000 in the three and six months ended December 31, 2013, respectively related to the Company’s LTIP and $147,000 of expense for a grant of stock to a former employee of the Company in the six months ended December 31, 2013. There was no comparable expense for the LTIP shares in the three and six months ended December 31, 2012 as the LTIP was only established in December 2012.

The following table sets forth total unrecognized compensation expense in the amount of $2,177,000 related to unvested restricted stock awards at December 31, 2013 and represents the expense expected to be recognized through fiscal year 2016, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods, and the Company will achieve the Threshold Performance Goal and the Intermediate Performance Goal #1 under the LTIP in fiscal 2014. The amounts do not include the cost or effect of the possible grant of any additional stock based compensation awards that may become probable of vesting under the LTIP.

Fiscal Year Ending June 30,	Amount (In Thousands)
2014 (remaining 6 months)	$1,080
2015	879
2016	218
$2,177

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2013, we had cash and cash equivalents totaling approximately $16,307,000, of which approximately $12,895,000 was invested in money market accounts, and the balance of $3,412,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $991,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $14,335,000 at December 31, 2013.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  One individual customer accounts receivable accounted for 12% of the Company’s total gross accounts receivable balance at December 31, 2013, while one other customer receivable also exceeded 10% of the Company’s total gross accounts receivable balance at June 30, 2013. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $31,000 at December 31, 2013 and $27,000 at June 30, 2013. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% and 68% of our net revenues for the three months and six ended December 31, 2013, and 62% of our net revenues for both the three and six months ended December 31, 2012.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 12% of our total net revenues in both the six months ended December 31, 2013 and 2012, respectively.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2013, approximately $27,000 and $52,000, respectively, was recorded as amortization expense for capitalized software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in the first and second quarters of fiscal 2014. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2013-11 on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The updated guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2013	June 30, 2013
Coins	$572	$513
Other collectibles	157	94
Grading raw materials consumable inventory	1,243	1,250
	1,972	1,857
Less inventory reserve	(233)	(201)
Inventories, net	$1,739	$1,656

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2013	June 30, 2013
Coins and stamp grading reference sets	$299	$296
Computer hardware and equipment	2,230	1,985
Computer software	1,058	1,094
Equipment	3,780	3,278
Furniture and office equipment	981	975
Leasehold improvements	981	971
Trading card reference library	51	52
	9,380	8,651
Less accumulated depreciation and amortization	(6,805)	(6,498)
Property and equipment, net	$2,575	$2,153

4.             ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31, 2013	June 30, 2013
Warranty reserves	$1,352	$1,155
Other	1,038	966
	$2,390	$2,121

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2013 and 2012 (in thousands):

	Six Months Ended December 31,
	2013	2012
Warranty reserve beginning of period	$1,155	$998
Provision charged to cost of revenues	368	266
Payments	(171)	(176)
Warranty reserve, end of period	$1,352	$1,088

5.             DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease obligation related to the fiscal 2009 disposal of our jewelry business was $2,072,000 at December 31, 2013, of which $655,000 was classified as a current liability, and $1,417,000 was classified as a non-current liability in the accompanying consolidated balance sheet at December 31, 2013. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.             INCOME TAXES

In the six months ended December 31, 2013 and 2012, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 42% and 40%, respectively. The tax provision for the six months ended December 31, 2013 includes a discrete item of $42,000 related to prior year estimated state income taxes. The estimated annual effective tax rate reflects valuation allowances established against losses of foreign subsidiaries.

7.             NET INCOME PER SHARE

     Options to purchase shares of common stock and unvested restricted shares of common stock in the aggregate of 93,000 and 168,000 for the three months ended December 31, 2013 and 2012, respectively, were excluded from the computation of diluted income per share because they would have been anti-dilutive. The aggregate number of anti-dilutive stock options and unvested restricted shares excluded from diluted income per share totaled approximately 113,000 and 126,000 for the six months ended December 31, 2013 and 2012, respectively.

In addition, approximately 473,000 unvested performance-based restricted shares were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2013, based on the performance goals achieved through December 31, 2013.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles. Services provided by these segments include authentication, grading, publications, advertising and commissions earned, subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2013 and 2012, respectively. Net identifiable assets are provided by business segment as of December 31, 2013 and June 30, 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues from external customers:
Coins	$9,412	$5,927	$18,761	$12,884
Trading cards and autographs	3,401	2,921	6,959	6,000
Other	737	747	1,997	1,941
Total revenue	$13,550	$9,595	$27,717	$20,825
Amortization and depreciation:
Coins	$102	$100	$208	$193
Trading cards and autographs	30	17	52	34
Other	80	82	163	162
Total	212	199	423	389
Unallocated amortization and depreciation	73	59	146	115
Consolidated amortization and depreciation	$285	$258	$569	$504
Stock-based compensation:
Coins	$93	$28	$143	$55
Trading cards and autographs	58	11	76	22
Other	41	10	54	20
Total	192	49	273	97
Unallocated stock-based compensation	278	98	583	336
Consolidated stock-based compensation	$470	$147	$856	$433
Operating income:
Coins	$2,773	$1,273	$5,853	$2,773
Trading cards and autographs	447	439	1,090	931
Other	195	238	631	672
Total	3,415	1,950	7,574	4,376
Unallocated operating expenses	(1,316)	(979)	(2,620)	(2,115)
Consolidated operating income	$2,099	$971	$4,954	$2,261

Service revenues earned overseas represented approximately 8% of revenues in the three and six months ended December 31, 2013 compared to 2% of revenues in the three and six months ended December 31, 2012.

	December 31, 2013	June 30, 2013
Identifiable Assets:
Coins	$6,686	$5,752
Trading cards and autographs	1,462	1,477
Other	2,440	2,462
Total	10,588	9,691
Unallocated assets	21,169	23,327
Consolidated assets	$31,757	$33,018
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.             RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2013, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to PCGS of $438,000 and $713,000 respectively, compared with $154,000 and $323,000 for the three and six months ended December 31, 2012, respectively. At December 31, 2013, the amount owed by that person to the Company for these services was approximately $81,000, compared with $58,000 at June 30, 2013.

An affiliate of Richard Kenneth Duncan Sr., who as of October 15, 2013 was the beneficial owner of 10% of our outstanding shares, paid us grading and authentication fees of $210,000 and $589,000 in the three and six months ended December 31, 2013, as compared to $257,000 and $613,000 in the three and six months ended December 31, 2012. At December 31, 2013, the amount owed to the Company for these services was approximately $86,000, compared to $98,000 at June 30, 2013.

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

11.           SUBSEQUENT EVENTS

On January 28, 2014, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a third quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on February 28, 2014 to stockholders of record on February 14, 2014.

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

Overview of the Three and Six Months Ended December 31, 2013 Operating Results

The following table sets forth comparative financial data for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$13,492	99.6%	$9,595	100.0%	$27,659	99.8%	$20,275	97.4%
Product sales	58	0.4%	-	0.0%	58	0.2%	550	2.6%
	13,550	100.0%	9,595	100.0%	27,717	100.0%	20,825	100.0%
Cost of Revenues:
Grading authentication and related services	5,237	38.8%	3,962	41.3%	10,487	37.9%	8,302	40.9%
Product sales	49	84.5%	2	-	49	84.5%	552	100.4%
	5,286	39.0%	3,964	41.3%	10,536	38.0%	8,854	42.5%

Gross Profit:
Services	8,255	61.2%	5,633	58.7%	17,172	62.1%	11,973	59.1%
Product sales	9	15.5%	(2)	-	9	15.5%	(2)	(0.4)%
	8,264	61.0%	5,631	58.7%	17,181	62.0%	11,971	57.5%

Selling and marketing expenses	2,116	15.6%	1,552	16.2%	4,314	15.6%	3,368	16.2%
General & administrative expenses	4,049	29.9%	3,108	32.4%	7,913	28.5%	6,342	30.4%
Operating income	2,099	15.5%	971	10.1%	4,954	17.9%	2,261	10.9%
Interest and other income, net	10	0.1%	9	0.1%	24	0.1%	71	0.3%
Income before provision for income taxes	2,109	15.6%	980	10.2%	4,978	18.0%	2,332	11.2%
Provision for income taxes	871	6.5%	399	4.1%	2,082	7.6%	934	4.5%
Income from continuing operations	1,238	9.1%	581	6.1%	2,896	10.4%	1,398	6.7%
Loss from discontinued operations, net of income taxes	(23)	(0.1% )	(20)	(0.3)%	(44)	(0.1% )	(31)	(0.1)%
Net income	$1,215	9.0%	$561	5.8%	$2,852	10.3%	$1,367	6.6%
Net income per diluted share:
Income from continuing operations	$0.15		$0.07		$0.35		$0.17
Loss from discontinued operations	-		-		-		-
Net income	$0.15		$0.07		$0.35		$0.17

We achieved record second quarter and first half revenues and operating income in the three and six months ended December 31, 2013. Operating income increased by $1,128,000 or 116% and $2,693,000 or 119% in the three and six months ended December 31, 2013. Those increases were driven primarily by 41% and 36% increases in total service revenues to $13.5 million and $27.7 million in the three and six months ended December 31, 2013, respectively. Our coin business revenues increased by 58% and 52% in the three and six months ended December 31, 2013, respectively, compared to the same periods of the prior year, reflecting continued momentum in our coin business (which began in the third quarter of fiscal 2013). In addition, our trading card revenues increased by 16% in both the three and six months ended December 31, 2013, respectively, compared to the same periods of the prior year. Operating income represented 15% and 18% of revenues in the three and six months ended December 31, 2013, respectively, compared to 10% and 11% for the same periods of the prior year.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2013, are described in greater detail below. See “Trends and Challenges in our Business”, “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three Months and Six Months Ended December 31, 2013 Compared to the Three Months and Six Months Ended December 31, 2012”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 85% of our service revenues for the six months ended December 31, 2013. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, which we authenticate and grade.

In addition, our coin grading and authentication revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs conducted by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% and 12% of our total net revenues in the three and six months ended December 31, 2013. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that were authenticated and graded by us in the three and six months ended December 31, 2013 and 2012, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2013		2012		2013		2012
Coins	488,300	54.1%	359,500	49.5%	$431,818	91.6%	$293,491	90.9%
Trading cards and Autographs(1)	414,400	45.9%	366,400	50.5%	39,824	8.4%	29,224	9.1%
Total	902,700	100.0%	725,900	100.0%	$471,642	100.0%	$322,715	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2013		2012		2013		2012
Coins	935,500	52.5%	702,500	48.4%	$825,840	91.3%	$592,235	90.4%
Trading cards and Autographs(1)	845,400	47.5%	748,900	51.6%	78,384	8.7%	63,002	9.6%
Total	1,780,900	100.0%	1,451,400	100.0%	$904,224	100.0%	$655,237	100.0%

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes on taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Trends and Challenges in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication business and can be impacted by volatility in the coin business. Revenues from coin authentication and grading and related services represented 67%, 64% and 66% of total consolidated revenues for the six months ended December 31, 2013, fiscal year 2013 and fiscal year 2012, respectively. As previously discussed in Form 10-K for the year ended June 30, 2013, total service revenues for the six months ended December 31, 2012 declined by $2.9 million, or 13%, and operating income declined by $2.1 million, or 48%, compared to the six months ended December 31, 2011, primarily as a result of a general decline of 21% in coin service revenues, due to market conditions. By contrast, in the six months ended June 30, 2013, service revenues increased by $3.6 million or 15%, and operating income increased by $2.5 million or 52%, compared to the six months ended June 30, 2012, primarily as a result of an 18% increase in coin authentication and grading and related service revenues. Furthermore, in the six months ended December 31, 2013, total service revenues increased by $7.4 million or 36% and operating income increased by $2.7 million or 119%, compared to the same period of the prior year, primarily as a result of a 52% increase in our coin authentication and grading revenues and related services. In addition, as we expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business may increase, which could make our future financial performance more vulnerable to volatility in the coin markets.

Critical Accounting Policies and Estimates

Except as discussed below, during the six months ended December 31, 2013 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013. Readers of this report are urged to read that section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and where determined necessary by management, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. Alternatively, if the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter ended September 30, 2013, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts were greater than their respective carrying values, inclusive of goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation. We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain key management employees (collectively, “Participants”). Under that program, in December 2012, 299,429 shares of restricted stock (the “restricted shares”), were granted including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, which authorized the issuance up to 650,000 new shares of common stock for equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949 of additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace). The grant date fair value of those shares, net of forfeitures, was approximately $3,700,000. As of December 31, 2013, there were 523,378 shares of restricted stock outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

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

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required to be recognized based upon the improved results in the first quarter of fiscal 2014, and determined it was probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000.

The service inception date for the additional shares granted in December 2013 shares were determined to be the grant date such that stock-based compensation for those shares began to be recognized in December 2013. At December 31, 2013, management again reassessed whether any additional compensation expense was required to be recognized based upon the continued improved results in the second quarter and concluded that it was probable that the Company would also reach Intermediate Performance Goal #1 in fiscal 2014. This reassessment resulted in a catch-up accrual of stock based compensation expense of approximately $200,000, for those shares with a service inception date of January 1, 2013. Through December 31, 2013, total stock based compensation recognized for the LTIP shares was approximately $450,000, comprising the $43,000 recognized in fiscal 2013 and $407,000 in the six months ended December 31, 2013 Management will continue to reassess at each reporting date whether any additional compensation expense is required to be recognized based on achieving additional milestones under the LTIP, and the period such compensation expense is required to be recognized.

Results of Operations for the Three and Six Months Ended December 31, 2013, Compared to the Three and Six Months Ended December 31, 2012

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and other memorabilia. To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription fees for participation in our CCE dealer-to-dealer Internet bid-ask market for certified coins and accessing content on our CoinFacts website; click through revenues from our websites, and fees earned from promoting, managing and operating collectibles trade shows and conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three and six months ended December 31, 2013 and 2012 between grading and authentication service fees, other related services revenues and product sales (in thousands):

	Three Months Ended December 31,
	2013		2012		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$11,683	86.2%	$7,848	81.8%	$3,835	48.9%
Other related services	1,809	13.4%	1,747	18.2%	62	3.5%
Total service revenues	13,492	99.6%	9,595	100.0%	3,897	40.6%
Product sales	58	0.4%	-	-	58	-
Total net revenues	$13,550	100.0%	$9,595	100.0%	$3,955	41.2%

	Six Months Ended December 31,
	2013		2012		Increase
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Grading and authentication fees	$23,500	84.8%	$16,404	78.8%	$7,096	43.3%
Other related services	4,159	15.0%	3,871	18.6%	288	7.4%
Total service revenues	27,659	99.8%	20,275	97.4%	7,384	36.4%
Product sales	58	0.2%	550	2.6%	(492)	(89.5)%
Total net revenues	$27,717	100.0%	$20,825	100.0%	$6,892	33.1%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
					2013 vs. 2012
	2013		2012		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$9,354	69.1%	$5,927	61.8%	$3,427	57.8%	128,800	35.8%
Cards and autographs (1)	3,401	25.1%	2,921	30.4%	480	16.4%	48,000	13.1%
Other (2)	737	5.4%	747	7.8%	(10)	(1.3% )	-	-
Product sales	58	0.4%	-	-	58	-	-	-
	$13,550	100.0%	$9,595	100.0%	$3,955	41.2%	176,800	24.4%

	Six Months Ended December 31,
					2013 vs. 2012
	2013		2012		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$18,704	67.5%	$12,334	59.2%	$6,370	51.6%	233,000	33.2%
Cards and autographs (1)	6,959	25.1%	6,000	28.8%	959	16.0%	96,500	12.9%
Other (2)	1,996	7.2%	1,941	9.4%	55	2.8%	-	-
Product sales	58	0.2%	550	2.6%	(492)	(89.5)%	-	-
	$27,717	100.0%	$20,825	100.0%	$6,892	33.1%	329,500	22.7%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, revenues earned from our Expos convention business and revenues from our coinflation.com website.

Total service revenues of $13,492,000 and $27,659,000 for the three and six months ended December 31, 2013, respectively, represented record second quarter and six months service revenues for the business. In the three months ended December 31, 2013, our total service revenues increased by $3,897,000 or 40.6% compared to the three months ended December 31, 2012, due almost entirely to a $3,835,000 or 48.9% increase in grading and authentication fees, with other related services substantially unchanged. In the six months ended December 31, 2013, our total services revenues increased by $7,384,000 or 36.4%, compared to the six months ended December 31, 2012 and comprised increases of $7,096,000 or 43.3% in grading and authentication fees and $288,000 or 7.4% in other related services.

The increased grading and authentication fees in the three and six months ended December 31, 2013 was primarily attributable to an increase in coin authentication and grading fees of $3,395,000 or 65.1% and $6,210,000 or 56.6% in three and six months ended December 31, 2013, respectively. In addition, our cards and autographs grading fees increased by $440,000 or 16.7% and $886,000 and 16.3% the three and six months ended December 31, 2013, respectively.

The increases in our coin fees in both the second quarter and six months reflects a continued favorable coin market that began in the second half of fiscal 2013. The revenue increases include increases in the average service fees earned on coins authenticated and graded in the respective periods and increases of 35.8% and 33.2% in the number of coins authenticated and graded in the three and six months ended December 31, 2013, respectively. Those increases in our coin service fees were comprised of increases in: (i) modern coin grading and authentication fees of approximately $1,020,000 or 62% and $2,252,000 or 70% (ii) show grading authentication revenues of $936,000 or 135% and $1,298,000 or 63% and (iii) vintage grading and authentication fees of $668,000 or 31% and $1,415,000 or 35% in each case in the three and six months ended December 31, 2013, respectively, as compared to three and six months ended December 31, 2012. World Coin grading and authentication revenues grew by approximately $771,000 or 110% and $1,245,000 or 79%, in the three and six month periods, due to the launching and growth of our operation in Shanghai, China.

In addition, the 16% increase in revenues from our cards and autographs business in the three months ended December 31, 2013 represented the fourteenth straight quarter-on-quarter revenue growth in that business.

The favorable market conditions that drove the revenue increases in the first half of the year appear to be continuing into our third fiscal quarter. However, due to us earning record coin revenues in the second half of fiscal 2013, achieving revenue growth in our coin business will be more challenging in the second half of fiscal 2014. Therefore, it remains uncertain as to the level of revenue growth the Company will achieve in the third and fourth quarters of fiscal 2014.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Due to the increase in our coin authentication and grading business in the first half of the year, compared to the first half of fiscal 2013, our coin business represented approximately 67% of total service revenues, compared to 59% of total service revenues in the first half of fiscal 2013, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amount	Margin
Gross profit-services	$8,255	61.2%	$5,633	58.7%	$17,172	62.1%	$11,973	59.1%
Gross profit–product sales	9	15.5%	(2)	-	9	15.5%	(2)	(0.4)%
Total	$8,264	61.0%	$5,631	58.7%	$17,181	62.0%	$11,971	57.5%

As indicated in the above table, our services gross profit margin was 61.2% for the three months ended December 31, 2013, compared to 58.7% for the three months ended December 31, 2012. For the six months ended December 31, 2013, our services gross profit margin was 62.1% compared to 59.1% for the six months ended December 31, 2012. The increases in our gross profit margin were attributable to increases in our coin services gross profit margin to 65% and 66% in the three and six months ended December 31, 2013, respectively, compared to 62% for both the three and six months end December 31, 2012, due to the factors discussed above under Net Revenues, and the relatively fixed nature of certain of our direct costs. As previously discussed in our Form 10-K for the year ended June 30, 2013, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2013, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Selling and marketing expenses	$2,116	$1,552	$4,314	$3,368
Percent of net revenue	15.6%	16.2%	15.6%	16.2%

Selling and marketing expenses represented 15.6% of revenues in the three and six months ended December 31, 2013 compared to 16.2% for the three and six months ended December 31, 2012. The increases in selling and marketing expenses of $564,000 and $946,000 in the three and six months ended December 31, 2013, respectively, compared to the same periods of the prior year, were primarily attributable to costs associated with our coin business and included general marketing costs to support the growth of that business, including (i) our new operations in mainland China, which incurred $217,000 and $390,000 in the three and six months ended December 31, 2013, respectively, and (ii) increased business development cost incentives of $91,000 and $214,000 in the three and six months ended December 31, 2013, respectively, due to higher coin service revenues and improved operating results in the respective periods. In addition, both our coin business and our cards and autographs businesses incurred higher trade show costs of $202,000 and $96,000 for the three and six months ended December 31, 2013, respectively, due to the mix of shows attended in the respective periods.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
General and administrative expenses	$4,049	$3,108	$7,913	$6,342
Percent of net revenue	29.9%	32.4%	28.5%	30.4%

G&A expenses increased by $941,000 and $1,571,000 in the three and six months ended December 31, 2013, respectively, compared to the same period of fiscal 2013 and represented 29.9% and 28.5% of revenues in the three and six months ended December 31, 2013, respectively compared with 32.4% and 30.4% of revenues in the three months ended December 31, 2012. G&A cost increases included increased non-cash stock based compensation expense of $323,000 and $423,000 in the three and six months ended December 31, 2013 as discussed below. In addition, in the same three and six month periods we incurred (i) higher management and IT salaries of $104,000 and $168,000, respectively to support the growth of the business, (ii) higher bonuses and incentive costs of $167,000 and $362,000 respectively, due to the improved performance of the business, (iii) costs of $126,000 and $258,000 respectively, incurred in the Company’s new Chinese operation and (iv) higher third party recruitment costs of $86,000 and $157,000 respectively.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2013	2012	2013	2012
Cost of authentication, grading and related services	$11	-	$23	-
Selling and marketing expenses	-	5	-	5
General and administrative expenses	459	142	833	428
	$470	$147	$856	$433

The increases in stock-based compensation expense in the three and six months ended December 31, 2013 were due to the $330,000 and $407,000 of expense recognized in the respective periods in connection with the Company’s LTIP, based upon management’ assessment that is probable that the company will achieve the Threshold Performance and Intermediate Performance Goal #1 in fiscal 2014. There were no comparable expenses recognized in the three and six months ended December 31, 2012, as the Company’s LTIP was only established in December 2012. See Critical Accounting Policies and Estimates: Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. In addition, we recognized $147,000 of expense in the six months ended December 31, 2013 in connection with a grant of stock to a former employee upon retirement. Partially offsetting these costs were lower costs associated with prior year stock grants that had became fully vested.

The following table sets forth unrecognized stock-based compensation expense totaling $2,177,000 related to unvested stock-based awards at December 31, 2013 and represents the expense expected to be recognized through fiscal year 2016, on the assumption that the holders of the equity awards will remain in the Company’s service through 2016 and the Company will achieve the Threshold Performance Goal and the Intermediate Performance Goal #1 in fiscal 2014. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of any additional stock-based awards that may become probable of vesting under the LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2014 (remaining 6 months)	$1,080
2015	879
2016	218
$2,177

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In Thousands)
Provision for income taxes	$871	$399	$2,082	$934

The income tax provisions in the three and six months ended December 31, 2013 and 2012, respectively, represented estimated annual effective tax rates of between 42% and 40%, respectively, and include valuation allowances for losses incurred in our foreign operations. The provision for income taxes for six months ended December 31, 2013 also includes a discrete item of $42,000 related to prior year income taxes.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In Thousands)
(Loss) from discontinued operations, net of income taxes	$(23)	$(20)	$(44)	$(31)

The losses from discontinued operations (net of income taxes) for both the three and six months ended December 31, 2013 and 2012, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

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

At December 31, 2013, we had cash and cash equivalents of approximately $16,307,000, as compared to cash and cash equivalents of $18,711,000 at June 30, 2013.

Cash Flows.

Cash Flows from Continuing Operations. During the six months ended December 31, 2013 and 2012, our operating activities from continuing operations generated cash of $3,962,000 and $2,462,000, respectively, primarily attributable to the income from operations for those respective periods. In the six months ended December 31, 2013, we paid $2,269,000 in income taxes compared to $737,000 in the six months ended December 31, 2012. In addition, in the six months ended December 31, 2013, cash received from the sale of coins was $58,000 compared to $550, 000 in the six months ended December 31, 2012.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $289,000 and $282,000 in the six months ended December 31, 2013 and 2012, respectively, primarily related to payments for our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash from or used in Investing Activities. Investing activities used cash of $838,000 and $410,000 in the six months ended December 31, 2013 and 2012, respectively. In the six months ended December 31, 2013, the Company paid $843,000 for capital expenditures and capitalized software and $8,000 for patent and trademark costs. In the six months ended December 31, 2012, we paid net $351,000 for capital expenditures and capitalized software costs, and $59,000 the patent and trademark costs.

Cash used in Financing Activities. In the six months ended December 31, 2013, financing activities used net cash of $5,239,000, including $5,375,000 in cash dividends paid to our stockholders and $156,000 for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares partially offset by proceeds from the exercise of stock options of $292,000. In the six months ended December 31, 2012, the Company used cash of $5,528,000 in financing activities including $5,548,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2014(remaining six months)	$807	$39	$768
2015	1,623	79	1,544
2016	1,332	82	1,250
2017	1,330	84	1,246
2018	1,289	87	1,202
Thereafter	1,164	67	1,097
	$7,545	$438	$7,107

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2014(remaining six months)	$402	$96	$306
2015	794	195	599
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,546	$390	$2,156
Less: Discounted estimated fair value of lease payments			(1,981)
Accretion expense to be recognized in future periods			$175

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $2,072, 000 and an estimate of the operating expenses related to the leased properties of $91,000.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2013, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2013, we had approximately $16,307,000 in cash and cash equivalents, of which, $12,895,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks, as our foreign activities and the cash balances we maintain overseas of approximately $991,000 are not significant and are mainly in Hong Kong and China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 that we filed with the SEC on August 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, the Company repurchased 1,537 shares of our common stock at $15.05 per share and in December 2013, the Company repurchased 1,432 shares of our common stock at $16.62 per share, to satisfy employee tax withholdings related to the vesting of restricted stock.

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

COLLECTORS UNIVERSE, INC.

Date:February 6, 2014	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:February 6, 2014	By:	/s/ JOSEPH J. WALLACE
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