Form 10-Q
period 2014-03-31
COLLECTORS UNIVERSE INC
filed 2014-05-07
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock $.001 Par Value	8,789,925

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2014 and 2013	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Forward-Looking Statements	15
	Our Business	16
	Overview of the Three and Nine Months Ended March 31, 2014 Operating Results	17
	Factors That Can Affect Our Operating Results and Financial Position	18
	Trends and Challenges in our Business	20
	Critical Accounting Policies and Estimates	20
	Results of Operations for the Three and Nine Months Ended March 31, 2014 Compared to the Three and Nine Months Ended March 31, 2013	22
	Liquidity and Capital Resources	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	Other Information
Item 1A.	Risk Factors	31
Item 2.	Sales of Unregistered Securities	31
Item 6.	Exhibits	31

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,683	$18,711
Accounts receivable, net of allowance of $25 at March 31, 2014 and $27 at June 30, 2013	2,526	2,067
Inventories, net	1,821	1,656
Prepaid expenses and other current assets	1,184	964
Deferred income tax assets	1,328	1,328
Total current assets	24,542	24,726

Property and equipment, net	2,673	2,153
Goodwill	2,083	2,083
Intangible assets, net	1,296	1,477
Deferred income tax assets	2,003	2,003
Other assets	399	394
Non-current assets of discontinued operations	182	182
	$33,178	$33,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,985	$1,608
Accrued liabilities	2,568	2,121
Accrued compensation and benefits	3,327	2,680
Income taxes payable	908	760
Deferred revenue	2,736	2,345
Current liabilities of discontinued operations	832	802
Total current liabilities	12,356	10,316

Deferred rent	469	474
Non-current liabilities of discontinued operations	1,268	1,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,792 and 8,509 issued and outstanding at March 31, 2014 and June 30, 2013, respectively.	9	9
Additional paid-in capital	76,111	74,578
Accumulated deficit	(57,035)	(54,025)
Total stockholders’ equity	19,085	20,562
	$33,178	$33,018

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$16,308	$14,488	$44,024	$35,313
Cost of revenues	6,084	5,180	16,620	14,034
Gross profit	10,224	9,308	27,404	21,279
Operating expenses:
Selling and marketing expenses	2,465	2,174	6,779	5,542
General and administrative expenses	4,046	3,214	11,958	9,556
Total operating expenses	6,511	5,388	18,737	15,098
Operating income	3,713	3,920	8,667	6,181
Interest income and other expense, net	3	8	27	79
Income before provision for income taxes	3,716	3,928	8,694	6,260
Provision for income taxes	1,581	1,541	3,663	2,475
Income from continuing operations	2,135	2,387	5,031	3,785
Loss from discontinued operations, net of income taxes	(16)	(7)	(61)	(38)
Net income	$2,119	$2,380	$4,970	$3,747

Net income per basic share:
Income from continuing operations	$0.26	$0.30	$0.62	$0.47
Loss from discontinued operations	-	-	(0.01)	-
Net income per basic share	$0.26	$0.30	$0.61	$0.47

Net income per diluted share:
Income from continuing operations	$0.26	$0.29	$0.61	$0.47
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income per diluted share	$0.26	$0.29	$0.60	$0.46

Weighted average shares outstanding:
Basic	8,186	8,066	8,149	8,047
Diluted	8,274	8,101	8,219	8,099
Dividends declared per common share	$0.325	$0.325	$0.975	$0.975

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,970	$3,747
Discontinued operations	61	38
Income from continuing operations	5,031	3,785
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	907	769
Stock-based compensation expense	1,398	625
Provision for bad debts	19	10
Provision for inventory write-down	53	37
Provision for warranty	587	479
Gain on sale of property and equipment	(2)	(14)
Interest on note receivable	-	(6)
Change in operating assets and liabilities:
Accounts receivable	(493)	(718)
Inventories	(218)	501
Prepaid expenses and other	(220)	(210)
Other assets	(4)	(167)
Accounts payable and accrued liabilities	300	(154)
Accrued compensation and benefits	647	(381)
Income taxes payable	148	1,547
Deferred revenue	390	356
Deferred rent	(5)	18
Net cash provided by operating activities of continuing operations	8,538	6,477
Net cash used in operating activities of discontinued businesses	(429)	(380)
Net cash provided by operating activities	8,109	6,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	7	37
Proceeds from sale of business	15	-
Capital expenditures	(1,125)	(529)
Capitalized software	(110)	(28)
Patents and other intangibles	(14)	(62)
Collection of notes receivable from discontinued operations	-	154
Net cash used in investing activities	(1,227)	(428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	292	28
Dividends paid to common stockholders	(8,046)	(8,171)
Payments for retirement of common stock	(156)	(8)
Net cash used in financing activities	(7,910)	(8,151)

Net decrease in cash and cash equivalents	(1,028)	(2,482)
Cash and cash equivalents at beginning of period	18,711	21,214
Cash and cash equivalents at end of period	$17,683	$18,732

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$3,479	$904

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At March 31, 2014, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC (the “2013 10-K”). Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2013 10-K.

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

A portion of our net revenues are comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of authentication and grading fees. The balance of the membership fee is recognized over the life of the membership. In the third quarter of fiscal 2013, we began to recognize revenue attributable to expired vouchers, which was immaterial in the three and nine months ended March 31, 2014.

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

Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense and in particular the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Program, the valuation of coin inventory, the amount of goodwill and the existence or non-existence of goodwill impairment, the amount of warranty reserves, the provision for income taxes and related valuation allowances against deferred tax assets, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our 2013 10-K.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that an impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We have determined that no impairment of goodwill or other long-lived assets had occurred as of March 31, 2014.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of those operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income were not material. The Company does not engage in hedging of foreign currency.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized on the basis that the performance condition has become probable, and management subsequently determines that the performance condition was not met in the original period of expense recognition, but the performance condition may be met in future periods, management would refine the period over which the expense will be recognized. However if, management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

Stock Options

No stock options were granted during the nine months ended March 31, 2014 and 2013. The following table presents information relative to the stock options outstanding under all equity incentive plans as of March 31, 2014 and stock option activity during the nine months ended March 31, 2014. The closing prices of our common stock as of March 31, 2014 and June 30, 2013 were $18.82 and $13.25, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2013	178	$13.81	1.28	$282
Exercised	(43)	$9.67	-	-
Cancelled	(14)	$6.91	-	-
Outstanding at March 31, 2014	121	$16.13	1.09	$324
Exercisable at March 31, 2014	121	$16.13	1.09	$324

Restricted Stock Awards

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively “Participants”). Under that program, in December 2012, 299,429 shares of restricted stock (the “restricted shares”) were granted, including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP in December 2012. However, it was not able to do so because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan which authorized the issuance of up to 650,000 new shares of common stock for grants of equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949 additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace). The total grant date fair value of those shares, net of forfeitures, was approximately $3,700,000. As of March 31, 2014, there were 523,378 shares of restricted stock outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

The vesting of the restricted shares is conditioned on the Company’s achievement of increasing annual operating income levels during any fiscal year within a six-year period through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon the determination that a performance goal has been achieved for a fiscal year, 50% of the shares related to achieving that performance goal will vest immediately and the remaining 50% will vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

If the Company never achieves the Threshold Performance Goal during the term of the Program, all of the restricted shares will be forfeited effective June 30, 2018. If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares will be forfeited effective June 30, 2018.

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30 of the following fiscal year.

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013, through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required to be recognized based upon the improved results in the first quarter of fiscal 2014, and determined it had become probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000 in the second quarter.

The service inception date for the additional shares granted in December 2013 was determined to be the grant date such that stock-based compensation for those shares began to be recognized in December 2013. At December 31, 2013, management again reassessed whether any additional compensation was required to be recognized based upon the continued improved results in the second quarter and concluded that it had become probable that the company would also achieve the Intermediate Performance Goal #1 in fiscal 2014. This reassessment resulted in a catch-up accrual of stock based compensation expense of approximately $200,000 for those shares with a service inception date of January 1, 2013.

Management updated its assessment at March 31, 2014 and concluded reaching the Intermediate Performance Goal #1 in fiscal 2014 remains probable. Through March 31, 2014, total stock based compensation recognized for the LTIP shares was approximately $835,000 comprising the $43,000 recognized in fiscal 2013 and $792,000 in the nine months ended March 31, 2014. Management will continue to reassess at each reporting date whether any additional compensation expense is required to be recognized based on the probability of achieving additional performance goals under the LTIP, and the period over which such compensation is required to be recognized.

Outstanding Restricted Shares. The following table presents the unvested status of all restricted shares for the nine months ended March 31, 2014 and the weighted average grant-date fair values:

Unvested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Unvested at June 30, 2013	387	$10.77
Granted	272	11.10
Vested	(27)	12.44
Cancelled	(35)	11.05
Unvested at March 31, 2014	597	$10.84

Stock-based Compensation Expense. The following table sets forth the stock-based compensation expense we incurred in the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Included In:	2014	2013	2014	2013
Cost of authentication, grading and related services	$11	$-	$34	$-
Sales and marketing expenses	-	(5)	-	-
General and administrative expenses	531	197	1,364	625
	$542	$192	$1,398	$625

Stock-based compensation includes expense of $385,000 and $792,000 in the three and nine months ended March 31, 2014, respectively related to the Company’s LTIP and $147,000 of expense for a grant of stock to a former employee of the Company in the nine months ended March 31, 2014.

The following table sets forth total unrecognized stock-based compensation expense in the amount of $1,735,000 related to unvested restricted stock awards at March 31, 2014 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods, and the Company will achieve the Threshold Performance Goal and the Intermediate Performance Goal #1 under the LTIP in fiscal 2014. The amounts do not include the cost or effect of the possible grant of any additional stock based compensation awards that may become probable of vesting under the LTIP.

Fiscal Year Ending June 30,	Amount (In Thousands)
2014 (remaining 3 months)	$546
2015	904
2016	243
2017	25
2018	17
$1,735

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2014, we had cash and cash equivalents totaling approximately $17,683,000, of which approximately $11,904,000 was invested in money market accounts, and the balance of $5,779,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,161,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $15,679,000 at March 31, 2014

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  One individual customer accounted for 10% of the Company’s total gross accounts receivable balance at March 31, 2014, while one other customer also exceeded 10% of the Company’s total gross accounts receivable balance at June 30, 2013. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $25,000 at March 31, 2014 and $27,000 at June 30, 2013. Ultimately, management will write-off account receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 71% and 69% of our net revenues for the three months and nine ended March 31, 2014, and 69% and 65% of our net revenues for the three and nine months ended March 31, 2013.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 13% and 15% of our total net revenues in both the nine months ended March 31, 2014 and 2013, respectively.

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories and (ii) consumable supplies that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market value. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2014, approximately $29,000 and $68,000, respectively, was recorded as amortization expense for capitalized software compared to $27,000 and $78,000 for the three and nine months ended March 31, 2013, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, at the customer’s option, pay the difference between the value of the item at its original grade, as compared with its value at the lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in each of the first, second and third quarters of fiscal 2014. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance, its available cash resources, and its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2014-08 on the reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the guidance, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples of strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The updated guidance requires additional disclosures for components that qualify for discontinued operations reporting and for those significant disposals that do not qualify for discontinued operations reporting. The updated guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Coins	$584	$513
Other collectibles	158	94
Grading raw materials consumable inventory	1,325	1,250
	2,067	1,857
Less inventory reserve	(246)	(201)
	$1,821	$1,656

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Coins and stamp grading reference sets	$298	$296
Computer hardware and equipment	2,266	1,985
Computer software	1,064	1,094
Equipment	4,004	3,278
Furniture and office equipment	1,006	975
Leasehold improvements	991	971
Trading card reference library	51	52
	9,680	8,651
Less accumulated depreciation and amortization	(7,007)	(6,498)
	$2,673	$2,153

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	June 30, 2013
Warranty reserves	$1,444	$1,155
Other	1,124	966
	$2,568	$2,121

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended March 31,
	2014	2013
Warranty reserve beginning of period	$1,155	$998
Provision charged to cost of revenues	587	479
Payments	(298)	(374)
Warranty reserve, end of period	$1,444	$1,103

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease obligation related to the fiscal 2009 disposal of our jewelry business was $1,921,000 at March 31, 2014, of which $653,000 was classified as a current liability, and $1,268,000 was classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2014. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.	INCOME TAXES

In the three and nine months ended March 31, 2014 and 2013, we recognized provisions for income taxes based upon estimated annual effective tax rates of between 43% and 39%. The tax provision for the nine months ended March 31, 2014 includes a discrete item of $42,000 related to prior year estimated state income taxes. The estimated annual effective tax rate reflects valuation allowances established against losses of foreign subsidiaries.

7.	NET INCOME PER SHARE

Options to purchase shares of common stock and unvested restricted shares of common stock in the aggregate of 206,000 for the three months ended March 31, 2013, were excluded from the computation of diluted income per share because they would have been anti-dilutive. The aggregate number of anti-dilutive stock options and unvested restricted shares excluded from diluted income per share totaled approximately 75,000 and 162,000 for the nine months ended March 31, 2014 and 2013, respectively.

In addition, approximately 473,000 unvested performance-based restricted shares granted under the Company’s LTIP were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2014, based on the performance goals achieved through March 31, 2014.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles. Services provided by these segments include authentication, grading, publications, advertising fees and commissions earned, subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2014 and 2013, respectively. Net identifiable assets are provided by business segment as of March 31, 2014 and June 30, 2013 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues from external customers:
Coins	$11,659	$10,051	$30,420	$22,935
Trading cards and autographs	3,505	3,144	10,464	9,145
Other	1,144	1,293	3,140	3,233
Total revenue	$16,308	$14,488	$44,024	$35,313
Amortization and depreciation:
Coins	$138	$105	$346	$298
Trading cards and autographs	41	18	93	52
Other	80	82	243	244
Total	259	205	682	594
Unallocated amortization and depreciation	79	60	225	175
Consolidated amortization and depreciation	$338	$265	$907	$769
Stock-based compensation:
Coins	$95	$33	$238	$89
Trading cards and autographs	60	14	136	35
Other	42	12	96	32
Total	197	59	470	156
Unallocated stock-based compensation	345	133	928	469
Consolidated stock-based compensation	$542	$192	$1,398	$625
Operating income:
Coins	$3,997	$3,948	$9,850	$6,720
Trading cards and autographs	533	542	1,623	1,474
Other	330	416	961	1,087
Total	4,860	4,906	12,434	9,281
Unallocated operating expenses	(1,147)	(986)	(3,767)	(3,100)
Consolidated operating income	$3,713	$3,920	$8,667	$6,181

Service revenues earned outside of the United States represented approximately 5% and 7% of revenues in the three and nine months ended March 31, 2014, respectively, compared to 2% of revenues in the three and nine months ended March 31, 2013.

	March 31, 2014	June 30, 2013
Identifiable Assets:
Coins	$6,809	$5,752
Trading cards and autographs	1,445	1,477
Other	2,429	2,462
Total	10,683	9,691
Unallocated assets	22,495	23,327
Consolidated assets	$33,178	$33,018
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2014, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid coin authentication and grading fees to us of $218,000 and $930,000 respectively, compared with $261,000 and $585,000 for the three and nine months ended March 31, 2013, respectively. At March 31, 2014, the amount owed by that person to the Company for these services was approximately $131,000, compared with $58,000 at June 30, 2013.

An affiliate of Richard Kenneth Duncan Sr., who as of October 15, 2013 was the beneficial owner of 10% of our outstanding shares, paid us grading and authentication fees of $281,000 and $870,000 in the three and nine months ended March 31, 2014, as compared to $203,000 and $816,000 in the three and nine months ended March 31, 2013. At March 31, 2014, the amount owed to the Company for these services was approximately $82,000, compared to $98,000 at June 30, 2013.

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

On April 30, 2014, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a fourth quarter cash dividend of $0.325 per share of common stock, which will be paid on May 30, 2014 to stockholders of record on May 16, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2013, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

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

Overview of the Three and Nine Months Ended March 31, 2014 Operating Results

The following table sets forth comparative financial data for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues

Net Revenues:
Authentication, grading and related services	$16,298	99.9%	$14,488	100.0%	$43,956	99.8%	$34,763	98.4%
Product sales	10	0.1%	-	0.0%	68	0.2%	550	1.6%
	16,308	100.0%	14,488	100.0%	44,024	100.0%	35,313	100.0%
Cost of Revenues:
Authentication, grading and related services	6,061	37.2%	5,178	35.7%	16,548	37.6%	13,480	38.8%
Product sales	23	230.0%	2	-	72	105.9%	554	100.7%
	6,084	37.3%	5,180	35.8%	16,620	37.8%	14,034	39.7%

Gross Profit:
Services	10,237	62.8%	9,310	64.3%	27,408	62.4%	21,283	61.2%
Product sales	(13)	(130.0%)	(2)	-	(4)	(5.9%)	(4)	(0.7)%

	10,224	62.7%	9,308	64.2%	27,404	62.2%	21,279	60.3%

Selling and marketing expenses	2,465	15.1%	2,174	15.0%	6,779	15.3%	5,542	15.7%
General & administrative expenses	4,046	24.8%	3,214	22.2%	11,958	27.2%	9,556	27.1%
Operating income	3,713	22.8%	3,920	27.0%	8,667	19.7%	6,181	17.5%
Interest and other income, net	3	-	8	0.1%	27	-	79	0.2%
Income before provision for income taxes	3,716	22.8%	3,928	27.1%	8,694	19.7%	6,260	17.7%
Provision for income taxes	1,581	9.7%	1,541	10.6%	3,663	8.3%	2,475	7.0%
Income from continuing operations	2,135	13.1%	2,387	16.5%	5,031	11.4%	3,785	10.7%
Loss from discontinued operations, net of income taxes	(16)	(0.1%)	(7)	(0.1)%	(61)	(0.1%)	(38)	(0.1)%
Net income	$2,119	13.0%	$2,380	16.4%	$4,970	11.3%	$3,747	10.6%
Net income per diluted share:
Income from continuing operations	$0.26		$0.29		$0.61		$0.47
Loss from discontinued operations	-		-		(0.01)		(0.01)
Net income	$0.26		$0.29		$0.60		$0.46

We generated record service revenues of $16.3 million and $44.0 million in the three and nine months ended March 31, 2014 respectively, compared to $14.5 million and $35.3 million in the three and nine months ended March 31, 2013, respectively. Despite service revenues increasing by $1.8 million or 12.5% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, operating income declined to $3.7 million or 22.8% of revenues in the three months ended March 31, 2014 compared to $3.9 million or 27.0% of revenues in the three months ended March 31, 2013. The decline in profitability in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, reflects higher non-cash stock based compensation of $350,000 (see Stock-Based Compensation under Critical Accounting Policies and Estimates), increased losses at our foreign operations of $201,000 (which includes our start-up China operation) and a reduction of revenues at our Expos trade show business, due to a delay in the renewal of an auction contract. In the nine months ended March 31, 2014, service revenues increased by $9.2 million or 26.4% and operating income increased to $8.7 million or 19.7% of revenues compared to operating income of $6.2 million or 17.5% of revenues in the nine months ended March 31, 2013, despite non-cash stock based compensation increasing by $773,000, our foreign losses increasing by $260,000 and the reduction of revenues at our Expos trade show business due to the delay in the renewal of the Expos auction contract.

These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2014, are described in greater detail below. See “Trends and Challenges in our Business”, “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three Months and Nine Months Ended March 31, 2014 Compared to the Three Months and Nine Months Ended March 31, 2013”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 86% of our service revenues for the nine months ended March 31, 2014. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, which we authenticate and grade.

In addition, our coin authentication and grading revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs conducted by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are primarily affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, on the one hand, and other collectibles on the other hand; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value than modern coins and trading cards; (iv) the value of revenues earned at our less mature overseas operations which can be less consistent than our mature domestic operations and can impact the overall group profit margin earned and (v) as discussed above, the volume and timing of marketing programs for modern coins. Furthermore, because a significant proportion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 18% and 13% of our total net revenues in the three and nine months ended March 31, 2014. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that were authenticated and graded by us in the three and nine months ended March 31, 2014 and 2013, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication (in thousands):

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2014		2013		2014		2013
Coins	593,400	58.5%	569,400	59.4%	$528,480	94.7%	$501,904	93.5%
Trading cards and Autographs(1)	420,100	41.5%	389,800	40.6%	29,680	5.3%	34,849	6.5%
Total	1,013,500	100.0%	959,200	100.0%	$558,160	100.00%	$536,753	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2014		2013		2014		2013
Coins	1,528,900	54.7%	1,271,900	52.8%	$1,354,320	92.6%	$1,094,139	91.8%
Trading cards and Autographs(1)	1,265,500	45.3%	1,138,700	47.2%	108,064	7.4%	97,851	8.2%
Total	2,794,400	100.0%	2,410,600	100.0%	$1,462,384	100.0%	$1,191,990	100.0%

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

Trends and Challenges in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication business and can be impacted by volatility in the coin business. Revenues from coin authentication and grading and related services represented 69%, 64% and 66% of total consolidated revenues for the nine months ended March 31, 2014, fiscal year 2013 and fiscal year 2012, respectively. As previously discussed in our 2013 10-K, total service revenues for the six months ended December 31, 2012 declined by $2.9 million, or 13%, and operating income declined by $2.1 million, or 48%, compared to the six months ended December 31, 2011, primarily as a result of a general decline of 21% in coin service revenues, due to market conditions. By contrast, in the six months ended June 30, 2013, service revenues increased by $3.6 million or 15%, and operating income increased by $2.5 million or 52%, compared to the six months ended June 30, 2012, primarily as a result of a $3.0 million or 18% increase in coin authentication and grading and related service revenues. Furthermore, in the nine months ended March 31, 2014, total service revenues increased by $9.2 million or 26% and operating income increased by $2.5 million or 40%, compared to the same period of the prior year, primarily as a result of a $8.0 million or 36% increase in our coin authentication and grading revenues and related services. In addition, as we have expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business has increased, which could make our future financial performance more vulnerable to volatility in the coin markets.

Critical Accounting Policies and Estimates

Except as discussed below, during the nine months ended March 31, 2014 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our 2013 10-K. Readers of this report are urged to read that section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously reported, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively, “Participants”). Under that program, in December 2012, 299,429 shares of restricted stock (the “restricted shares”), were granted including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP in December 2012. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, which authorized the issuance up to 650,000 new shares of common stock for grants of equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949 of additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace). The total grant date fair value of those shares, net of forfeitures, was approximately $3,700,000. As of March 31, 2014, there were 523,378 shares of restricted stock outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

The vesting of the restricted shares is conditioned on the Company’s achievement of increasing annual operating income levels during any fiscal year within a six-year period through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon the determination that a performance goal has been achieved for a fiscal year, 50% of the shares related to achieving that performance goal will vest immediately and the remaining 50% will vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

If the Company never achieves the Threshold Performance Goal during the term of the Program, all of the restricted shares will be forfeited effective June 30, 2018. If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares will be forfeited effective June 30, 2018.

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30 of the following fiscal year.

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. At September 30, 2013, management reassessed whether any additional compensation expense was required to be recognized based upon the improved results in the first quarter of fiscal 2014 and determined it had become probable that the Company would reach the Threshold Performance in fiscal 2014, which resulted in a catch-up accrual of stock-based compensation of approximately $56,000 in the second quarter.

The service inception dates for the additional shares granted in December 2013 were determined to be the grant date such that stock-based compensation for those shares began to be recognized in December 2013. At December 31, 2013, management again reassessed whether any additional compensation expense was required to be recognized based upon the results in the second quarter and concluded that it had become probable that the Company would also achieve Intermediate Performance Goal #1 in fiscal 2014. This reassessment resulted in a catch-up accrual of stock based compensation expense of approximately $200,000 in the second quarter of fiscal 2014, for those shares with a service inception date of January 1, 2013.

Management updated its assessment at March 31, 2014 and concluded reaching Intermediate Performance Goal #1 remains probable. Through March 31, 2014, total stock based compensation recognized for the LTIP shares was approximately $835,000, comprising the $43,000 recognized in fiscal 2013 and $792,000 in the nine months ended March 31, 2014. Management will continue to reassess at each reporting date whether any additional compensation expense is required to be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such compensation expense is required to be recognized.

Results of Operations for the Three and Nine Months Ended March 31, 2014 Compared to the Three and Nine Months Ended March 31, 2013

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards, autographs and other memorabilia. To a lesser extent, we generate collectibles related service revenues (referred to as “other related revenues”) from sales of Collectors Club memberships and advertising on our websites and in printed publications and collectibles price guides; subscription fees for participation in our CCE dealer-to-dealer Internet bid-ask market for certified coins and accessing content on our CoinFacts website; click through revenues from our websites, and fees earned from promoting, managing and operating collectibles trade shows and conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we have purchased under our authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three and nine months ended March 31, 2014 and 2013 between grading and authentication service fees, other related services revenues and product sales (in thousands):

	Three Months Ended March 31,
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and Grading fees	$14,126	86.6%	$12,122	83.7%	$2,004	16.5%
Other related services	2,172	13.3%	2,366	16.3%	(194)	(8.2%)
Total service revenues	16,298	99.9%	14,488	100.0%	1,810	12.5%
Product sales	10	0.1%	-	-	10	-
Total net revenues	$16,308	100.0%	$14,488	100.0%	$1,820	12.6%

	Nine Months Ended March 31,
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and Grading fees	$37,625	85.5%	$28,526	80.8%	$9,099	31.9%
Other related services	6,331	14.4%	6,237	17.6%	94	1.5%
Total service revenues	43,956	99.9%	34,763	98.4%	9,193	26.4%
Product sales	68	0.1%	550	1.6%	(482)	(87.6)%
Total net revenues	$44,024	100.0%	$35,313	100.0%	$8,711	24.7%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$11,649	71.4%	$10,051	69.4%	$1,598	15.9%	24,000	4.2%
Cards and autographs (1)	3,505	21.5%	3,144	21.7%	361	11.5%	30,300	7.8%
Other (2)	1,144	7.0%	1,293	8.9%	(149)	(11.5%)	-	-
Product sales	10	0.1%	-	-	10	-	-	-
	$16,308	100.0%	$14,488	100.0%	$1,820	12.6%	54,300	5.7%

	Nine Months Ended March 31,
					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$30,353	69.0%	$22,385	63.4%	$7,968	35.6%	257,000	20.2%
Cards and autographs (1)	10,464	23.8%	9,145	25.9%	1,319	14.4%	126,800	11.1%
Other (2)	3,139	7.1%	3,233	9.2%	(94)	(2.9% )	-	-
Product sales	68	0.1%	550	1.5%	(482)	(87.6% )	-	-
	$44,024	100%	$35,313	100.0%	$8,711	24.7%	383,800	15.9%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, revenues earned from our Expos trade show business and revenues from our coinflation.com website.

Total service revenues of $16,298,000 and $43,956,000 for the three and nine months ended March 31, 2014, respectively, represented record third quarter and nine month service revenues. In the three months ended March 31, 2014, our total service revenues increased by $1,810,000 or 12.5% compared to the three months ended March 31, 2013, due to a $2,004,000 or 16.5% increase in grading and authentication fees, partially offset by a $194,000 or 8.2% decrease in other related services. In the nine months ended March 31, 2014, our total services revenues increased by $9,193,000 or 26.4%, compared to the nine months ended March 31, 2013 due almost entirely to an increase of $9,099,000 or 31.9% in grading and authentication fees with other related services substantially unchanged.

The increases in grading and authentication fees in the three and nine months ended March 31, 2014 were primarily attributable to an increase in coin authentication and grading fees of $1,645,000 or 17.7% and $7,855,000 or 38.8%, respectively. In addition, our cards and autographs grading fees increased by $359,000 or 12.7% and $1,244,000 and 15.1% the three and nine months ended March 31, 2014, respectively.

The increases in our coin fees in both the third quarter and nine months reflects continued favorable market conditions in the coin market that began in the second half of fiscal 2013. The revenue increases included increases in the average service fees earned on coins authenticated and graded and increases of 4.2% and 20.2% in the number of coins authenticated and graded in the three and nine months ended March 31, 2014, respectively. Those increases in our coin service fees were comprised of increases in: (i) modern coin grading and authentication fees of approximately $408,000 or 9.7% and $2,660,000 or 35.8% (ii) show grading authentication revenues of $522,000 or 28.4% and $1,819,000 or 46.6% and (iii) vintage grading and authentication fees of $272,000 or 10.7% and $1,687,000 or 25.4% in each case in the three and nine months ended March 31, 2014, respectively, as compared to three and nine months ended March 31, 2013. World Coin grading and authentication revenues grew by approximately $443,000 or 64% and $1,689,000 or 74.2%, in the three and nine month periods, primarily due to the launch and growth of our coin operation in Shanghai, although, revenues from our Paris and Hong Kong coin operations also increased.

The 11.5% increase in revenues from our cards and autographs business in the three months ended March 31, 2014 represented the 15th straight quarter-over-quarter revenue growth in that business.

The favorable market conditions in the coin market that began in the third quarter of fiscal 2013 and drove the revenue growth in the first nine months of the current year appear to be continuing into this year’s fourth fiscal quarter. However, our third fiscal quarter is typically our strongest quarter of the year. In addition, because we generated record revenues in the third quarter of fiscal 2013, the rate of service revenue growth slowed in this year’s third quarter to12.5% from 36.4% in the first half of the year. Therefore, it remains uncertain as to the level of revenue growth we can expect to achieve in the fourth quarter of fiscal 2014.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

The decline in other related services of $194,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily reflects lower revenues earned at the Company’s Expos trade show business due to a delay in the renewal of an auction contract for the business and lower revenues generated by our Coinflation business. For the nine months ended March 31, 2014, other related services were substantially unchanged, compared to the same period of the prior year.

Due to the growth of our coin authentication and grading business in the nine months ended March 31, 2014, our coin business represented approximately 69% of total service revenues, as compared to 63% of total service revenues in the nine months ended March 31 2013, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Amount	Gross Profit Margin	Amount	Gross Profit Margin	Amount	Gross Profit Margin	Amount	Gross Profit Margin
Gross profit-services	$10,237	62.8%	$9,310	64.3%	$27,408	62.4%	$21,283	61.2%
Gross profit–product sales	(13)	(130.0% )	(2)	-	(4)	(5.9%)	(4)	(0.7)%
Total	$10,224	62.7%	$9,308	64.2%	$27,404	62.2%	$21,279	60.3%

As indicated in the above table, our services gross profit margin was 62.8% for the three months ended March 31, 2014, compared to 64.3% for the three months ended March 31, 2013. For the nine months ended March 31, 2014, our services gross profit margin was 62.4% compared to 61.2% for the nine months ended March 31, 2013. As previously discussed in our 2013 10-K, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2013, our quarterly services gross profit varied between 59% and 64%, due to the factors discussed above under Factors that can affect our Revenues and Gross Profit Margins.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Selling and marketing expenses	$2,465	$2,174	$6,779	$5,542
Percent of net revenue	15.1%	15.0%	15.3%	15.7%

Selling and marketing expenses represented 15.1% and 15.3% of revenues, respectively, in the three and nine months ended March 31, 2014 as compared to 15.0% and 15.7% for the three and nine months ended March 31, 2013, respectively. The increases in selling and marketing expenses of $291,000 and $1,237,000 in the three and nine months ended March 31, 2014, respectively, compared to the same respective periods of the prior year, were primarily attributable to costs associated with our coin business and included general marketing costs to support the growth of that business, including (i) our new operation in mainland China, which incurred $222,000 and $613,000 of expenses and (ii) increased business development cost incentives of $107,000 and $338,000 due to higher coin service revenues and improved operating results in each case in the three months and nine month periods ended March 31, 2014, respectively. In addition, our cards and autographs businesses incurred higher trade show costs of $99,000 in the nine months ended March 31, 2014, respectively, due to the mix of shows attended in the periods.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid (including non-cash stock-based compensation) to general and administrative personnel, including executive management, finance and accounting and information technology personnel, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
General and administrative expenses	$4,046	$3,214	$11,958	$9,556
Percent of net revenue	24.8%	22.2%	27.2%	27.1%

G&A represented 24.8% and 27.2% of revenues in the three and nine months ended March 31, 2014, respectively, compared with 22.2% and 27.1% of revenues in the three and nine months ended March 31, 2013, respectively. The G&A expense increases of $832,000 and $2,402,000 in the three and nine months ended March 31, 2014 compared to the same periods of the prior year included (i) increased non-cash stock based compensation expense of $334,000 and $739,000 which are discussed below, (ii) increased primarily management and IT salaries of $170,000 and $356,000, to support the growth of the business, (iii) higher bonuses and incentive costs of $14,000 and $384,000, due primarily to the improved performance of our businesses, (iv) costs of $150,000 and $408,000 incurred in the Company’s new China operation and (v) higher third party recruitment costs of $26,000 and $183,000, in each case in the three month and nine months periods.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Included In:	2014	2013	2014	2013
Cost of authentication, grading and related services	$11	$-	$34	$-
Selling and marketing expenses	-	(5)	-	-
General and administrative expenses	531	197	1,364	625
	$542	$192	$1,398	$625

The increases in stock-based compensation expense in the three and nine months ended March 31, 2014 were due to $385,000 and $792,000 of expense recognized in the respective periods in connection with the Company’s LTIP, based upon management’s assessment that it had become probable that the Company will achieve the Threshold Performance and Intermediate Performance Goal #1 in fiscal 2014. The comparable expense recognized in the three and nine months ended March 31, 2013, was $21,000 as the Company’s LTIP was only established in December 2012. See Critical Accounting Policies and Estimates: Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. In addition, we recognized $147,000 of stock-based compensation expense in the nine months ended March 31, 2014 in connection with a grant of stock to a former employee upon retirement. Partially offsetting these costs were lower costs associated with prior year stock grants that had became fully vested.

The following table sets forth unrecognized stock-based compensation expense totaling $1,735,000 related to unvested stock-based awards at March 31, 2014 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the holders of the equity awards will remain in the Company’s service through 2018 and the Company will achieve the Threshold Performance Goal and the Intermediate Performance Goal #1 in fiscal 2014. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of any additional stock-based awards that may become probable of vesting under the LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2014 (remaining 3 months)	$546
2015	904
2016	243
2017	25
2018	17
$1,735

Income Tax Expense

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands)
Provision for income taxes	$1,581	$1,541	$3,663	$2,475

The income tax provisions in the three and nine months ended March 31, 2014 and 2013, respectively, represented estimated annual effective tax rates of between 43% and 39%, and included valuation allowances for losses incurred in our foreign operations. The provision for income taxes for nine months ended March 31, 2014 also includes a discrete item of $42,000 related to prior year income taxes.

Discontinued Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(16)	$(7)	$(61)	$(38)

The losses from discontinued operations (net of income taxes) for both the three and nine months ended March 31, 2014 and 2013, respectively, primarily related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of taxes in both periods.

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

At March 31, 2014, we had cash and cash equivalents of approximately $17,683,000, as compared to cash and cash equivalents of $18,711,000 at June 30, 2013.

Cash Flows.

Cash Flows from Continuing Operations. During the nine months ended March 31, 2014 and 2013, our operating activities from continuing operations generated cash of $8,538,000 and $6,477,000, respectively, primarily attributable to the income from operations for those respective periods. In the nine months ended March 31, 2014, we paid $3,479,000 in income taxes compared to $904,000 in the nine months ended March 31, 2013. In addition, in the nine months ended March 31, 2014, cash received from the sale of coins was $68,000 compared to $550,000 in the nine months ended March 31, 2013.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $429,000 and $380,000 in the nine months ended March 31, 2014 and 2013, respectively, primarily related to payments for our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash from or used in Investing Activities. Investing activities used cash of $1,227,000 and $428,000 in the nine months ended March 31, 2014 and 2013, respectively. In the nine months ended March 31, 2014, the Company paid $1,228,000 net, for capital expenditures and capitalized software and $14,000 for patent and trademark costs. In the nine months ended March 31, 2013, we paid $520,000 net, for capital expenditures and capitalized software costs, $62,000 the patent and trademark costs and collected a note receivable of $154,000 related to our discontinued operations.

Cash used in Financing Activities. In the nine months ended March 31, 2014, financing activities used net cash of $7,910,000, including $8,046,000 in cash dividends paid to our stockholders and $156,000 for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares partially offset by proceeds from the exercise of stock options of $292,000. In the nine months ended March 31, 2013, the Company used cash of $8,151,000 in financing activities including $8,171,000 to pay quarterly cash dividends to stockholders.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2014 (remaining three months)	$422	$20	$402
2015	1,799	79	1,720
2016	1,484	82	1,402
2017	1,427	84	1,343
2018	1,448	87	1,361
Thereafter	1,289	67	1,222
	$7,869	$419	$7,450

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2014 (remaining three months)	$193	$49	$144
2015	794	195	599
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,337	$343	$1,994
Less: Discounted estimated fair value of lease payments			(1,841)
Accretion expense to be recognized in future periods			$153

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $1,921,000 and an estimate of the operating expenses related to the leased properties of $80,000.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2014, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2014-08 on the reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the guidance, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples of strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The updated guidance requires additional disclosures for components that qualify for discontinued operations reporting and for those significant disposals that do not qualify for discontinued operations reporting. The updated guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2014, we had approximately $17,683,000 in cash and cash equivalents, of which, approximately $11,904,000 was invested in money market accounts and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. Foreign activities are not significant. The cash balances we maintain overseas of approximately $1,161,000 are mainly in China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our 2013 10-K that we filed with the SEC on August 28, 2013.

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

COLLECTORS UNIVERSE, INC.

Date:May 7, 2014	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:May 7, 2014	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications attached as Exhibits 32.1 and 32.2 accompany this form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Collectors Universe, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1