Form 10-K
period 2014-06-30
COLLECTORS UNIVERSE INC
filed 2014-08-28
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes ☐   No ☒

As of December 31, 2013 , the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $104,857,000 based on the per share closing price of $17.15 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that person deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 22, 2014, a total of 8,863,291 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2014, for its 2014 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

(i)

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements contain estimates or predictions about or forecasts of our future financial condition and operating results and trends in our business and markets. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, those statements are necessarily based on current information available to us. Therefore, the information contained in the forward looking statements in this Annual Report are subject to change due to future events and circumstances of which we are not aware or which we are not able to predict and to a number of risks and uncertainties that could cause our future financial condition or operating results to differ significantly from those expected at the current time as described in those forward-looking statements. Those risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 of Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements and risk factors contained in those Items of this Annual Report. Also, our actual results in the future may differ due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results.   Due to all of these uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or the applicable rules of the NASDAQ Stock Market.

-----------------------

References in this Annual Report to “Collectors Universe”, “we”, “us”, “our”, “management” and the “Company” refer to Collectors Universe, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.     BUSINESS

Overview

We provide authentication and grading services to dealers and collectors of coins, trading cards, event tickets, autographs and memorabilia (“collectibles”). We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own and buy and sell them.

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

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related services, which consist of (i) the sale of advertising and commissions earned on our websites, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts.com website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

We have developed some of the leading brands in the collectibles markets in which we conduct our business:

■	“PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

■	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service;

■	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia.

PCGS, PSA and PSA/DNA are among the leading independent authentication and grading services in their respective markets.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2014, we have authenticated and graded more than 28 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2014, had authenticated and graded over 22 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded from 2012 to 2014:

	Units Processed
	2014		2013		2012
Coins	2,075,300	55%	1,761,700	53%	1,974,700	58%
Trading cards	1,259,100	33%	1,165,400	35%	1,111,500	32%
Autographs	431,800	12%	376,600	12%	335,900	10%
Stamps(1)	-	-	-	-	14,000	-
Total	3,766,200	100%	3,303,700	100%	3,436,100	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that were submitted to us for authentication or grading:

	Declared Values (000’s)
	2014		2013		2012
Coins	$1,887,000	93%	$1,487,000	92%	$1,306,000	91%
Trading cards	99,000	5%	90,000	6%	92,000	6%
Autographs	38,000	2%	35,000	2%	25,000	2%
Stamps(1)	-	-	-	-	9,000	1%
Total	$2,024,000	100%	$1,612,000	100%	$1,432,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

Our revenues are comprised principally of our authentication and grading service fees. Those fees range from $3 to over $10,000 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2014, our authentication and grading fees, per item processed, for all of our businesses averaged $13.79, and our coin authentication and grading fees ranged from $4 to $10,000, and averaged $18.84, per coin.

In the case of trading cards, the authentication and grading fees ranged from approximately $3 to $500 and averaged $6.63, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase high-value or high-priced collectibles or other high-value assets, are their authenticity, quality and rarity. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide, damage or to restore the item. The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. The rarity of a collectible relates to its uniqueness and depends primarily on the number of identical collectibles of equivalent or better quality that become available for purchase from time to time. With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible. Quality and rarity directly affect value and price, with higher quality and rare collectibles generally attracting dramatically higher prices than those of lower quality and lesser rarity. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price.

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

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased by them at collectibles shows, auction houses and local dealer shops. These markets were highly inefficient because:

■	they were fragmented and localized, which limited both the variety of available collectibles and the number of potential buyers;

■	transaction costs were often relatively high due to the number of intermediaries involved;

■	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles being sold; and

■	buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers or other sellers for opinions or representations as to authenticity, quality and rarity.

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

■

determinations, from independent, third-party experts, of the authenticity of the high-value collectibles that are sold and purchased by dealers and collectors, particularly “sight-unseen” or over the Internet;

■	representations of quality based on uniform standards consistently applied by independent, third-party experts; and

■	authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

—	its rarity;
—	its quality or grade; and
—	its historical and recent selling prices.

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

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. As of June 30, 2014, we employed 23 experts who have an average of 30 years of experience in the collectible coin market. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2014, we employed 16 experts who have an average of 28 years of experience in the collectible trading card market. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2014, we employed 6 autograph experts with an average of 25 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services. CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly fee to CCE for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are over 75,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating over $100 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

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

Our Mission

Our mission is to provide the finest available independent authentication and grading services to sellers and buyers of high-value collectibles in order to:

■	increase the values and liquidity of high-value collectibles;

■	enable and facilitate transactions in high-value collectibles;

■	generally enhance interest, activity and trading in high-value collectibles; and

■	achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

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

Although we have authenticated and graded over 28 million coins since the inception of PCGS, and over 22 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our services, we have:

■

expanded our geographical reach by opening offices in Paris, France, Hong Kong and Shanghai, China in recent years such that our overseas operations represented approximately 6% of total revenues in fiscal 2014. We intend to continue to build on our initial success in the authentication and grading of non-U.S. coins, with particular attention to the Asian market;

■

expanded our services offering to include PCGS Secure Plus and Reconsideration and Restoration Services. The PCGS Secure process uses laser scanning to help detect coins that have been artificially enhanced since their last certification and can help identify recovered stolen coins.

■

enhanced our marketing programs to promote our brands and services directly to Internet, other auction-related businesses and high-volume distributors of modern coins which emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

■

provided numismatic information and value added content through our CoinFacts website, including dedicated pages for coins and access to information that can help determine coin values, including the PCGS Population Report auction prices realized and an expanded price guide.

■

participated at collectibles industry trade shows and organized “members only” shows for PCGS authorized dealers and Collectors Club members, at which we offer on-site authentication and grading services to facilitate trading activities.

■	established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

■

developed and expanded our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and increase traffic on our websites;

■

developed and linked buying and selling demand from our Set Registry program to Collectors Corner in order to increase the referrals of coin and trading card collectors to Collectors Corner dealer-subscribers, to enhance the value of the Collectors Corner dealer subscription and increase the preference, among dealers, for our brands in their respective markets;

■	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

■	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services; and

■	expanded our website information services, including auction results, reference materials and ongoing collectibles price guides and rarity reports.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia. Our trained and experienced authentication and grading experts determine the authenticity of and, using uniform quality standards, assign quality grades to these collectibles.

PCGS. Our authentication and grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of our authentication and grading process. Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions with respect to the authenticity and quality grade independently assigned by each of them are the same. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade. The coin, the determination of authenticity and its grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary. Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, the PCGS hologram and brand name and if appropriate, special inserts that can enhance the collectible value of the coin.

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

■

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

■

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 170,000 sets were registered on our Set Registries as of June 30, 2014, which represents a 12% increase over the number registered as of June 30, 2013.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $49 to $319, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2014, there were approximately 16,100 members in our Collectors Clubs.

■

Certified Coin Exchange Business-to-Business Website. The Certified Coin Exchange (CCE) website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 100,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

■

Collectors Corner Business-to-Consumer Website. We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and purchase coins, trading cards and items of currency being offered for sale by dealers. At June 30, 2014, there were over 75,000 collectibles listed for sale on Collectors Corner. All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumer have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Items are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded items.

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

■

Trade Publication Advertising and Direct Communications. We communicate to dealers and auctioneers by direct contact and through advertising in trade media in the respective markets. We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

■

Trade Shows and Conventions. There are numerous collectibles trade shows and conventions held annually in the United States, where collectibles dealers gather on a trading floor or bourse to buy and sell collectibles. We attend the largest and most significant of those trade shows and conventions, at which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site services at trade shows and conventions.

■

Expos. We own Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows in Long Beach, California. Those shows are conducted three times a year. Expos assures us of the continued availability of this show venue for our onsite authentication and grading services.

■

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PCGS3000	Coin Universe
PCGS - Various	History in Your Hands	Collectors.com
Professional Coin Grading Services	Quick Opinion	Expos Unlimited
CoinFacts	Sports Market Report	Long Beach Coin, Stamp and Collectibles Expo
Professional Sports Authenticator	CCE Certified Coin Exchange
PSA	Collectors Corner
PSA/DNA	Set Registry
First Strike

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2014, we employed 45 experts in our authentication and grading operations, who have from 6 to 56 years, and an overall average of 29 years, of experience. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, at the customer’s option, to pay the difference in value of the item between its original grade as compared with its lower grade. Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty to purchase the coin or trading card at the price that the then-owner paid for that collectible. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, management would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering. See note 8 to the consolidated financial statements for activity on our warranty reserves for fiscal years 2012 to 2014.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs.

Customer Service and Support

We devote significant resources, including a 31-person staff, who provide personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts through June 30, 2014, we have chosen to purchase substantially all of the injection-molded plastic parts for our clear plastic holders principally from two suppliers. We have chosen to order our most critical high-volume plastic part from both of these suppliers. We choose one or the other of these suppliers to manufacture other less critical parts. There are numerous suppliers for these parts, and we believe that, if necessary, we could obtain those parts from other suppliers without incurring significant costs. However, if it became necessary for us to obtain any parts from another supplier, we might have to arrange for the fabrication of a die for the new supplier. Fabrication of high-value precision dies can be a lengthy process. Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe the inventory of parts we maintain is sufficient to give us the time to have another supplier build the parts, should the need to do so arise or should we decide to use another supplier for certain parts.

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

We believe that the principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness; (ii) an established reputation for integrity, independence and consistency in our approach to establishing authenticity and in the application of grading standards; and (iii) responsiveness of service. Price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values. We believe that our PCGS, PSA and PSA/DNA brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets. Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market. However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop. The limited supply of experienced collectibles experts also operates as a barrier to entry.

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

The majority of the information technology systems (both for internal use and on publicly-accessible websites) are located at an SSAE 16 compliant data center in Southern California. This data center offers:

●	24/7/365 monitoring and alerting of environmental conditions (including temperature, humidity, power status, etc.) through multiple/redundant hardware sensors and systems;
●	24/7/365 physical security through both technology (cameras, sensors, biometric access control, etc.) and always-present security staff; and
●	redundant Internet connectivity, power, and cooling systems that are tested on a regular basis.

We also maintain a number of systems to monitor the availability and performance of our sites and systems, including:

●	24/7/365 monitoring and alerting of website availability and performance through both internally developed and third-party solution providers; and
●	24/7/365 monitoring and alerting of Internet-based security threats through internal security systems, dedicated hardware devices, and external third-party solution providers.

In addition to the Southern California data center, smaller internal-use-only local area networks exist in our Southern California, New Jersey, Paris, Shanghai, and Hong Kong operations centers. However, the Information Technology infrastructure in our smaller offices in New Jersey, Paris, Shanghai, and Hong Kong is limited. Therefore any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services. These risks are mitigated by a comprehensive data backup/protection solution, which includes regular rotation of offsite data storage.

Cyber security is a top concern and is always contemplated when deploying new systems (both software and hardware). To this end, key staff members maintain industry-standard security and audit certifications and regularly expand their security knowledge.

We maintain multiple Internet connections for both web serving and outbound Internet access. Internet access points (across all offices) are protected with Cisco enterprise-level firewalls and security products. Additionally, access to critical network components is protected by both local Intrusion Detection Systems (IDS) and a security-centric managed service provider. In addition to the constant monitoring of these security devices, network security scans (of both internal and publicly-accessible servers) are performed on a regular basis. These scans include penetration/intrusion testing, vulnerability assessments, and attack surface analysis. We have multiple overlapping security infrastructures to mitigate potential single failures. However, as many other businesses have experienced, there can be no assurance that the security measures we have adopted will prove to be adequate to enable us to detect and prevent all cyber-security breaches that could lead to the theft by hackers of confidential information entrusted to us by our customers, including passwords and credit card numbers.

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

Employees

As of June 30, 2014, we had a total of 283 employees, of which 254 were full-time employees and 29 were part-time employees. Our authentication and grading-related businesses employed 233 people, including our 45 experts and 31 customer service and support personnel. The other 50 employees included 10 in information services, 8 in marketing, 5 in our CCE subscription business, 11 in our Expos business (of which 10 were part-time employees) and 16 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

Available Information

Our internet address is www.collectors.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions to us and in the requests we receive for faster turnaround times resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our coin grading fees starting in the fourth quarter of fiscal 2012 and continuing through the first half of fiscal 2013, that the popularity of collectibles can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our dependence on coin authentication and grading services for most of our revenues makes us vulnerable to changes in economic conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 69%, 64% and 66% of our total net revenues in fiscal 2014, 2013 and 2012, respectively. Our modern coin authentication and grading revenues represented approximately 24% of our total revenues in fiscal 2014. We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins and (iv) short-term changes in the value of gold around the time of trade shows. This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

Moreover, if the economic recovery in the United States remains relatively weak for an extended period of time or another economic downturn were to occur, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services. In addition, our coin business is expanding into overseas markets, thereby increasing our reliance on the coin market.

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

Our top five customers account for approximately 14% of our total net revenues in fiscal 2014.

During the year ended June 30, 2014, five of our customers accounted, in the aggregate, for approximately 14% of our total net revenues. As a result, the loss of any of those customers, each of which is a collectibles dealer, or a decrease in the volume of grading submissions by any of them as a result of a change in the popularity of the programs they submit under, could cause our net revenues to decline and, therefore, could harm our operating results.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we might offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. In addition, in recent years we began offering and providing coin authentication and grading services in Paris, Hong Kong and Shanghai. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable and negatively impact our operating results.

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

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, or in the case of Hong Kong, in U.S. dollars. Through June 30, 2014, the impact of fluctuations in foreign currencies on our financial results has been immaterial. However, there is no assurance that there will not be changes in foreign exchange rates that would adversely affect our results of operations in the future.

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

Damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.

We have developed a reputation as one of the leading providers of collectibles authentication and grading services, as well as related services, as a result of a number of factors including, we believe, the rigorousness and consistency of our grading standards and the integrity of our grading processes, which enables us to provide warranty protection to our customers, our knowledge of the collectibles markets in which we operate, and innovative programs and services that we have developed and are able to offer to our customers, including the Collectors Club, our Set Registry Programs and our Certified Coin Exchange dealer-to-dealer Internet bid-ask market. As a result, our continued success is heavily dependent on our maintaining that reputation among collectibles dealers and collectors. Failures or errors in authentication or grading processes, such as inconsistent application of grading standards or incidents that put the integrity of those processes into question, could significantly impair our reputation in the marketplace which, in turn, could lead to a loss of customer confidence and a decrease in the demand for our services and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

We could suffer losses on authentication and grading warranties.

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade. Those warranties provide that:

■

if a coin or trading card that we authenticated and sealed in our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at its current market value; and

■

if a coin or trading card that we graded and sealed in our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the current market value or to pay the difference in its value at its original grade, as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in previous years. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed. As a result, we monitor the adequacy of our warranty reserves on an ongoing basis. For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience. As a result, we recognized an additional expense in 2008 to provide for those claims. We also increased our warranty accrual rate to reflect this higher warranty claims experience. Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008. See note 8 to the consolidated financial statements for activity on our warranty reserves for fiscal years 2012 to 2014.

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

The Company’s current policy is to pay cash dividends to stockholders at $0.325 per share per quarter. However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business, including the payment of federal income taxes. Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors. See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES”─Dividends in Part II, Item 5 of this Annual Report.

Our reliance on two suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of this part between our two supplies. For our other parts, we have one or the other of these suppliers manufacture the part. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, which should give us more time to arrange production in the event of a termination of or interruption in service from either of our existing suppliers. However, if the replacement holders obtained from other suppliers are not of comparable quality to those produced by our existing suppliers, or counterfeit holders were manufactured by other suppliers, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Our computer systems and network systems may be vulnerable to system failure due to a lack of redundant systems at other locations.

Our operations are dependent upon our ability to protect our computer systems against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events. In this regard, Southern California, where we are located and our computer systems are housed, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems that could cause interruptions of our services. Additionally, we could encounter disruptions that would harm our business as a result of problems on the internet or actions of internet users that could make it difficult for our customers to access our websites. Difficulties encountered during planned system upgrades or re-implementations also could lead to disruptions of our services.

We do not have redundant computer systems at any locations that are remote from Southern California. As a result, if any such events, disruptions or other of these problems were to occur, we could become unable to access information that is critically important to our ability to continue our operations without costly interruptions in the delivery of our services which could harm our business, operating results and financial condition.

Our business is subject to online security risks, including security breaches.

In the course of our business, we receive and store confidential personally identifiable information provided to us by our customers, such as passwords and credit card information.

An increasing number of large internet companies and traditional “brick and mortar” businesses have disclosed security breaches of their websites and computer systems that have led to the interruptions of service and, in certain cases, instances of the misappropriation or theft of confidential personally identifiable information of their customers (often referred to as “identity theft”). Because the techniques used by the perpetrators of such security breaches change frequently and may be difficult to detect, like those companies and businesses, we may be unable to anticipate the techniques used in such breaches or to implement adequate preventative measures. Data security breaches may also result from non-technical causes such as, for example, actions of employees or third party service providers. Our servers also are vulnerable to computer viruses or malware and physical or electronic break-ins that could prevent our customers from accessing our online services. In addition, hardware that we develop or procure from third parties may contain defects in design or other problems that could unexpectedly compromise information security or disrupt our operations. We rely on encryption and authentication technology licensed from third parties to provide for secure storage and transmissions of confidential information, including customer passwords and payment card numbers. However, as the recent disclosures by large internet companies and traditional businesses indicate, such technology may not be sufficient to enable us to detect or prevent security breaches or the misappropriation or theft of personally identifiable customer information, which could damage our reputation and lead customers to discontinue their use of our services.

In addition, security breaches could result in a violation of privacy and other applicable laws, thereby exposing us to potentially significant legal or financial exposure to government actions and private litigation. Governmental agencies investigating any such breaches may seek to impose fines or other monetary penalties on us or to seek injunctive relief that could materially increase our data security costs and adversely impact our operations.

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

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our geographic reach through overseas expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business or expanding overseas, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas location may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

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

Affiliates of the Company own a total of approximately 1,692,000 shares (or about 19% of the 8,863,291 shares that were outstanding at June 30, 2014) which are not included in our public float. As a result, the trading volume of our shares is relatively low at a daily average of approximately 65,000 shares over the 90 days ended June 30, 2014, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. These factors may depress, and make it more difficult to achieve increases in, the trading price of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain. These factors include:

■	increases or decreases in the numbers and mix of collectibles graded from period to period;

■

changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals;

■

changes in economic conditions that reduce the availability of disposable income and may cause collectors and collectibles dealers to reduce their purchases of collectibles, which could result in declines in the demand for the services we provide; and

■	the actions of our competitors.

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

■

our board of directors has the authority to issue additional common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

■	there are limitations on who can call special meetings of our stockholders;

■	stockholders may not take action by written consent; and

■	In addition, provisions of Delaware law and provisions of our stock incentive plans may also discourage, delay or prevent a change in control or unsolicited acquisition proposals.

Moreover, the fact that our affiliates own more than 19% of our outstanding shares may deter third parties from seeking to acquire control of the Company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

  None

ITEM 2.       PROPERTIES

We lease approximately 48,500 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019. We currently sublease 4,260 square feet of this office space to a related party subtenant with an expiration date that coincides with the expiration of the Company's lease. In addition, we currently rent small office spaces in New Jersey, Paris, France, Hong Kong and Shanghai, China.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to two office facilities in New York City that we had leased for our jewelry businesses. In May 2010, we sublet one of those facilities, and the second facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

ITEM 3.       LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business. We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Robert G. Deuster	64	Chief Executive Officer
David G. Hall	67	President
Joseph J. Wallace	54	Chief Financial Officer

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2014 and 2013:

	Closing Share Prices		Cash Dividend
Fiscal 2014	High	Low	Per Share
First Quarter	$17.19	$13.94	$0.325
Second Quarter	17.15	14.14	0.325
Third Quarter	21.87	17.30	0.325
Fourth Quarter	23.59	19.18	0.325

	Closing Share Prices		Cash Dividend
Fiscal 2013	High	Low	Per Share
First Quarter	$13.62	$12.27	$0.325
Second Quarter	13.10	8.88	0.325
Third Quarter	11.79	9.76	0.325
Fourth Quarter	13.99	10.78	0.325

We had approximately 102 holders of record and approximately 6,800 beneficial owners of our common stock as of June 30, 2014.

Dividends. In October 2010, the Board of Directors approved the Company’s current cash dividend policy, which provides for the payment of cash dividends to our stockholders of $0.325 per share, per quarter, for an annual dividend of $1.30 per share. Dividends paid to our stockholders in fiscal 2014, 2013 and 2012 totaled $10.7 million, $10.8 million, $10.4 million, respectively.

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

Share Buyback Program. Our Board of Directors has approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2014, we had $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2014, 2013 or 2012. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2014, the cumulative total returns for the Company and for (i) the Russell 2000 Index, of which the Company is a member and (ii) an index of eight consumer services companies that were selected by the Company (the “Peer Group”), and was formulated with the assistance of Institutional Shareholder Services. The companies comprising the Peer Group and their respective trading symbols are: Cambium Learning Group Inc. (“ABCD”), Carriage Services Inc. (“CSV”), Chuy’s Holding Inc. (“CHUY”), Dover Downs Gaming & Entertainment Inc. (“DDE”), Famous Dave’s Of America Inc. (“DAVE”), Frisch’s Restaurants Inc. (“FRS”), Jamba Inc. (“JMBA”), and Monarch Casino & Resort Inc. (“MCRI”). The data for this Peer Group Index was obtained from Thomson Financial. The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication and grading and information services to collectibles dealers and to individuals who collect and buy and sell coins and other high value collectibles. While none of the Peer Group companies is engaged in collectibles business, all of them are providers of retail and consumer services.

	At June 30,
	2009	2010	2011	2012	2013	2014
Collectors Universe, Inc.	$100.00	$296.82	$357.68	$384.33	$385.38	$611.70
Russell 2,000 Index	100.00	112.33	120.61	112.80	169.50	175.80
Peer Group Index	100.00	121.48	166.93	163.46	203.03	251.02

This Stock Performance Graph assumes that $100 was invested, on June 30, 2009, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the Peer Group Index, respectively, and that any dividends issued for the indicated period were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

This above performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Collectors Universe, Inc. under that Act or the Securities Act of 1933, as amended.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2014, 2013 and 2012, and the selected balance sheet data at June 30, 2014 and 2013 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2011 and 2010 and the related balance sheet data at June 30, 2012, 2011 and 2010 were derived from audited consolidated financial statements that are not included in this Annual Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations. The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2014.

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

Consolidated Statement of Operations Data:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net revenues(1)	$60,571	$49,090	$48,359	$44,432	$39,763
Cost of revenues	22,663	19,068	19,402	17,249	15,594
Gross profit(1)	37,908	30,022	28,957	27,183	24,169
Selling, general and administrative expenses	25,432	20,528	19,800	17,526	15,813
Impairment losses	-	-	-	1,368	-
Operating income	12,476	9,494	9,157	8,289	8,356
Interest income, net	36	68	104	98	89
Other (expense) income, net	3	29	(16)	(5)	30
Income before provision (benefit) for income taxes	12,515	9,591	9,245	8,382	8,475
Provision (benefit) for income taxes(2)	5,081	3,803	2,425	3,346	(8,330)
Income from continuing operations	7,434	5,788	6,820	5,036	16,805
Income (loss) from discontinued operations, (net of income taxes)	(75)	(58)	(71)	83	(107)
Net income (loss)	$7,359	$5,730	$6,749	$5,119	$16,698

Net income per basic share:
Income from continuing operations	$0.91	$0.72	$0.86	$0.66	$2.26
Income (loss) from discontinued operations, (net of income taxes)	(0.01)	(0.01)	(0.01)	0.01	(0.02)
Net income per share	$0.90	$0.71	$0.85	$0.67	$2.24
Net income per diluted share:
Income from continuing operations	$0.90	$0.71	$0.85	$0.65	$2.20
Income (loss) from discontinued operations, (net of income taxes)	(0.01)	-	(0.01)	0.01	(0.01)
Net income per share	$0.89	$0.71	$0.84	$0.66	$2.19
Weighted average shares outstanding
Basic	8,167	8,052	7,905	7,682	7,451
Diluted	8,247	8,101	7,987	7,798	7,637

Cash dividends paid on common stock	$10,731	$10,801	$10,355	$9,944	$5,943
Cash dividends declared per share of common stock	$1.30	$1.30	$1.30	$1.28	$0.80

	At June 30,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$19,909	$18,711	$21,214	$21,926	$20,321
Working capital – continuing operations	14,487	15,212	18,901	20,010	21,134
Working capital (deficit) – discontinued operations	(849)	(802)	(777)	(716)	(871)
Goodwill and Intangibles – continuing	3,355	3,560	3,871	3,228	5,010
Total assets – continuing operations	35,588	32,836	36,236	36,302	38,452
Total assets – discontinued operations	182	182	209	209	234
Stockholders' equity	20,640	20,562	24,531	25,070	27,612

1.

Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $103,000, $583,000, $500,000, $605,000 and $91,000 in fiscal 2014, 2013, 2012, 2011 and 2010, respectively. Such product sales are not considered an integral part of our ongoing revenue generating activities. The gross margins on product sales were (18)%, 2%, (28)%, 28%, and (45)% in fiscal 2014, 2013, 2012, 2011 and 2010, respectively.

2.

The lower income tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in the fourth quarter of fiscal 2012. The income tax benefit of $8.3 million in fiscal 2010 reflects the release of valuation allowances against deferred tax assets at June 30, 2010. See “Critical Accounting Policies and Estimates—Income Taxes, Deferred Tax Assets and Valuation Allowances in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report below.

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

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides authentication and grading services to dealers and collectors of coins, trading cards, event tickets, autographs, sports and historical memorabilia. We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

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

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 69% of our total net revenues in the year ended June 30, 2014. The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

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

Our revenues are also affected by the volume of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher-priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold should they occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Furthermore, our revenues can also fluctuate due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis and the fact that those overseas businesses are less mature than our US coin business.

Five of our customers accounted, in the aggregate, for approximately 14% of our total net revenues in the year ended June 30, 2014. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

 The following table provides information regarding the respective numbers of coins, trading cards, autographs and stamps that we authenticated or graded in the fiscal years ended June 30, 2014, 2013, and 2012:

	Units Processed
	2014		2013		2012
Coins	2,075,300	55%	1,761,700	53%	1,974,700	58%
Trading cards	1,259,100	33%	1,165,400	35%	1,111,500	32%
Autographs	431,800	12%	376,600	12%	335,900	10%
Stamps(1)	-	-	-	-	14,000	-
Total	3,766,200	100%	3,303,700	100%	3,436,100	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, autographs and stamps that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2014		2013		2012
Coins	$1,887,000	93%	$1,487,000	92%	$1,306,000	91%
Trading cards	99,000	5%	90,000	6%	92,000	6%
Autographs	38,000	2%	35,000	2%	25,000	2%
Stamps(1)	-	-	-	-	9,000	1%
Total	$2,024,000	100%	$1,612,000	100%	$1,432,000	100%

(1)	We sold our stamp authentication and grading business in June 2012.

Factors Affecting our Gross Profit Margins. The gross profit margins we earn on collectibles authentication and grading submissions are impacted by many of the same factors that impact our revenues, as the average service fee and the resulting gross profit margin earned is affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions. In addition, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period. Furthermore, the level of other related services in any period can impact our overall gross profit margin.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the volume of collectibles transactions by dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and more recently worries about sovereign debt obligations and credit ratings in the United States and Europe, because conditions of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2015.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities, stock repurchases or the exercise of stock options by employees or our non-employee directors. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes on taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Trends and Challenges in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication and grading business and can be impacted by volatility in that business. In fiscal years 2014, 2013 and 2012, revenues from coin authentication and grading and related services represented 69%, 64% and 66% of total consolidated revenues, respectively. For the six months ended December 31, 2012, total service revenues declined by $2.9 million, or 13%, and operating income declined by $2.1 million, or 48%, compared to the same period of the prior year, primarily as a result of a general decline of 21% in coin service revenues due to market conditions. By contrast, in the six months ended June 30, 2013, service revenues increased by 15%, and operating income increased by 52%, compared to the six months ended June 30, 2012, primarily as a result of an 18% increase in coin authentication and grading and related service revenues. Furthermore, in fiscal 2014, total service revenues increased by $12.0 million or 25% and operating income increased by $3.0 million or 31%, compared to fiscal 2013 primarily as a result of a $10.4 million or 33% increase in coin service revenues. In addition, as we expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business may increase, which could make our financial performance more vulnerable to volatility in the coin markets. See “Results of Operations: Net Revenues” below.

Overview of Fiscal 2014 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2014 and 2013:

	Year Ended June 30, 2014		Year Ended June 30, 2013
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$60,571	100.0%	$49,090	100.0%
Cost of revenues	22,663	37.4%	19,068	38.8%
Gross profit	37,908	62.6%	30,022	61.2%
Selling and marketing expenses	9,106	15.0%	7,407	15.1%
General and administrative expenses	16,326	27.0%	13,121	26.8%
Operating income	12,476	20.6%	9,494	19.3%
Interest income, net	36	0.1%	68	0.1%
Other (expense) income, net	3	-	29	0.1%
Income before provision for income taxes	12,515	20.7%	9,591	19.5%
Provision for income taxes	5,081	8.4%	3,803	7.7%
Income from continuing operations	7,434	12.3%	5,788	11.8%
Loss from discontinued operations	(75)	(0.2)%	(58)	(0.1)%
Net income	$7,359	12.1%	$5,730	11.7%
Net income per diluted share:
Income from continuing operations	$0.90		$0.71
Income (loss) from discontinued operations	(0.01)		-
Net income	$0.89		$0.71

In fiscal 2014, operating income increased by 31% to $12.5 million or 20.6% of revenues from $9.5 million or 19.3% of revenues in fiscal 2013, primarily as a result of a $10.4 million or 33% increase in coin service revenues. Non-cash stock based compensation increased to $1.9 million in fiscal 2014 from $0.8 million in fiscal 2013, and operating income before stock-based compensation in fiscal 2014 was 24% of revenues compared to 21% of revenues in fiscal 2013.

These, as well as other factors affecting out operating results, are described in more detail below. Also see “Factors that Can Affect our Operating Results and Financial Condition” “Critical Accounting Policies and Estimates- Stock-Based Compensation” and “Results of Operations” below.

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

We have acquired certain businesses and assets, and, in accordance with GAAP, we accounted for those acquisitions using the acquisition method of accounting. That accounting method required us to allocate amounts paid for those businesses in excess of the fair value of the assets acquired and the liabilities assumed, and to classify that excess as goodwill. In accordance with GAAP, we evaluate goodwill for impairment at least annually or more frequently if we believe that goodwill has been impaired in the interim due to changing facts or events (see “Goodwill” below). Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining estimated useful lives (see “Long-Lived Assets Other Than Goodwill” below). Indefinite-lived intangible assets are not amortized and are subject to ongoing evaluation for impairment. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the business acquisitions that gave rise to the recording of such assets. If it is determined, from any such impairment analysis, that the estimated fair value of any such assets has declined below their carrying values, it would become necessary for us to recognize an impairment charge that would have the effect of reducing our income in the period when that charge is recognized.

We also estimate losses associated with the disposal of a business or the sale of assets when a decision has been made to dispose of or discontinue such business or sell such assets. In accordance with GAAP, assets available for sale are stated at the lower of cost or their estimated net realizable value. In addition, the estimated fair value of liabilities for employee terminations is recognized as of the date such terminations are communicated to the affected employees and for lease obligations as of the date we cease using the real property or equipment subject to the lease.

In addition, we also make estimates with respect to the valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense and in particular, the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Plan, the amount and adequacy of warranty reserves, the provision for income taxes and related valuation allowances and adjustments to the fair value of lease obligations for our discontinued operations.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue from the sale of special inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to our customers. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club. Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. Through the second quarter of fiscal 2012, we recorded revenue for this multi-element service arrangement by recognizing the value assigned to the free grading vouchers of approximately 65% of the subscription fee, in the month following the membership purchase. The balance of the membership fee was recognized as revenue over the life of the membership, which can range from one to two years. We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading services and the other services provided to members. In the third quarter of fiscal 2012, as a result of the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual free grading vouchers, the Company began recognizing revenue attributable to free grading vouchers on a specific basis and to classify such revenues as part of grading and authentication fees rather than as other related service revenues. The balance of the membership fee continues to be recognized over the life of the membership. Effective January 1, 2013, the Company began recognizing revenue attributable to expired vouchers that had not been redeemed during the membership period.

In the case of our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place. For PCGS’s CoinFacts and Certified Coin Exchange subscription revenues, we recognize revenue ratably over the relevant subscription period.

We also recognize the revenue from the sale of coins when they are shipped to the customer and all the requirements for revenue recognition have been satisfied. Such coin sales consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program and those sales are not considered an integral part of our ongoing revenue generating activities.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable, estimate the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of the account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2014 and 2013, the allowance for doubtful accounts was $26,000 and $27,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the coin collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to operating income. In addition, we review our other consumable inventory on a regular basis for recoverability and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2014 and 2013, inventories were $2,174,000 and $1,857,000 and inventory reserves were $286,000 and $201,000, respectively. See Note 5 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying value, we may incur losses in excess of our recorded inventory reserves.

Grading Warranty Costs. We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it. If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve. We include the purchased item in our inventory at the estimated value of the re-graded collectible, which will be lower than the price we paid to purchase the item. We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis. There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above). However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any further losses in the estimated fair value of the items on a quarterly basis or the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves. See Note 8 to the consolidated financial statements for activity in our warranty reserves. Our warranty reserves were $1,569,000 and $1,155,000 at June 30, 2014 and 2013, respectively.

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

During the first quarter ended September 30, 2013, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2014 and concluded that no impairment had occurred.

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

Stock-Based Compensation.   Stock-based compensation expense is measured at the grant date of the equity award, based on its estimated fair value, and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If that stock-based compensation is recognized due to a determination that a performance condition is probable, and management subsequently determines that the performance condition was not met in the expected vesting period but the performance condition may be met in future periods, management would refine the period over which the remaining expense would be recognized. If management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

We recognize stock-based compensation expense for service-based stock option awards using the Black-Scholes option valuation method. Under that method, we make assumptions with respect to the expected lives of the options or other stock awards that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant. In addition, we recognize and report stock-based compensation expense, net of forfeitures of outstanding option awards that we expect will occur over their respective vesting periods, which we estimate on the basis of historical forfeiture experience or other factors that could affect the likelihood of forfeiture. We monitor the rate of forfeitures closely to ensure that all stock awards that vest are fully expensed over their respective vesting periods using the straight-line attribution method. No options were granted in fiscal years 2012 through 2014, and all options previously granted became fully vested as of June 30, 2012.

Restricted Shares

Annual Director Grants. In both fiscal 2014 and 2013, each of our six outside directors were granted restricted stock with a grant date fair value of $40,000 for a total of fair value of $240,000 in each year. In fiscal 2012, each director received stock awards with a grant date value of $35,000. The stock-based compensation expense for such awards is recognized over the required director service period of one year.

Fiscal 2012 -Management Restricted Stock Awards. In fiscal 2012, management employees were awarded a total of 80,000 restricted shares, of which a portion of those awards were service-based awards and the balance were performance-based awards. In August 2012, the Compensation Committee of the Board of Directors (“Compensation Committee”) definitively determined the actual performance the Company had achieved, compared to the financial performance goal for fiscals 2012. As a result, stock-based compensation expense on the remaining unvested shares granted in 2012 is being recognized over the remaining service period, dependent on the continued service of the participant.

Fiscal 2013 and 2014 Service-based awards. During fiscal 2013, the Company granted 62,500 service-based restricted shares with service periods ranging from three to four years to certain officers and key employees, including 40,000 shares to the Company’s Chief Executive Officer upon him becoming chief executive officer in October 2012 and 12,500 shares to the Company’s Chief Financial Officer. Management estimated the grant date fair value of those shares to be approximately $824,000, and the related stock-based compensation expense is being recognized over respective service periods of the awards. During fiscal 2014, the Company granted 11,300 service-based awards with grant date fair values of $224,000 to two key employees with four year vesting periods.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously disclosed, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively, “Participants”). Under that program, in December 2012, 299,429 shares of restricted stock (the “restricted shares”), were awarded including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP in December 2012. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, which authorized the issuance of up to an additional 650,000 shares of common stock for grants of equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949 of additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace). The total grant date fair value of those additional shares, net of forfeitures, was approximately $3,700,000. The service inception date for these shares granted in December 2013 was determined to be the grant date. As of June 30, 2014, there were 523,378 restricted shares outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

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

If performance goals are not achieved during the term of the Program, all of the restricted shares attributed to those performance goals will be forfeited effective June 30, 2018. If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares relating to the performance goal will be forfeited effective June 30, 2018.

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30 of the following fiscal year.

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. During fiscal 2014, on a quarterly basis, management reassessed whether any additional compensation should be recognized due to the improved performance of the business in fiscal 2014 and determined at September 30, 2013, it had become probable that the Company would reach the Threshold Performance in fiscal 2014, and determined at December 31, 2013 that it had become probable that the Company would also achieve the Intermediate Performance Goal #1 in fiscal 2014.

Through June 30, 2014 total stock based compensation recognized for the LTIP shares was approximately $1,219,000, comprising $43,000 recognized in fiscal 2013 and $1,176,000 recognized in fiscal 2014.

Based on the financial results for fiscal year 2014, the Compensation Committee definitively determined that the Company had achieved the Threshold Performance and Performance Goal #1 as of June 30, 2014.

It is considered too early at this time to determine if it is probable that the Company will achieve additional Performance Goals in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such compensation expense should be recognized.

The Company recognized total stock-based compensation related to options and restricted shares of $1,946,000, $831,000, and $1,244,000 for fiscal years ended June 30, 2014, 2013, and 2012, respectively. The increase in stock-based compensation expense in fiscal 2014 was primarily due to the increased expense associated with the Company’s LTIP, as discussed above. In addition, we recognized $147,000 of stock-based compensation expense in the fiscal 2014 in connection with an outright grant of stock to a former employee upon retirement. Partially offsetting these costs were lower costs associated with prior year stock grants that had become fully vested prior to fiscal 2014.

Capitalized Software. In fiscal years 2014, 2013 and 2012, we capitalized approximately $191,000, $28,000, and $248,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2014, 2013 and 2012, we recorded approximately $115,000, $104,000 and $83,000, respectively, as amortization expense related to such capitalized software projects.

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

In fiscal 2014, 2013 and 2012, the Company recognized income tax provisions of $5.1 million, $3.8 million, and $2.4 million, respectively. The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary of approximately $1.3 million.

Accrual for Losses on Facility Leases. As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases. At June 30, 2014 and 2013, our remaining obligations in respect of those facilities totaled $1,795,000 and $2,295,000, respectively. We will continue to review and, if necessary, make adjustments to these accruals on a quarterly basis.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	37.4%	38.8%	40.1%
Gross profit	62.6%	61.2%	59.9%
Operating expenses:
Selling and marketing expenses	15.0%	15.1%	14.2%
General & administrative expenses	27.0%	26.8%	26.8%
Total operating expenses	42.0%	41.9%	41.0%
Operating income	20.6%	19.3%	18.9%
Interest and other income, net	0.1%	0.2%	0.2%
Income before provision for income taxes	20.7%	19.5%	19.1%
Provision for income taxes	8.4%	7.7%	5.0%
Income from continuing operations	12.3%	11.8%	14.1%
Loss from discontinued operations, (net of income taxes)	(0.2)%	(0.1)%	(0.1)%
Net income	12.1%	11.7%	14.0%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, including related special inserts, if applicable. Through June 2012, we were also engaged in the authentication and grading of stamps. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts and Collectors Club; and fees earned from promoting, managing and operating collectibles conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2014, 2013 and 2012 between authentication and grading services revenues, other related services and product revenues:

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$51,903	85.7%	$39,971	81.4%	$11,932	29.9%
Other related services	8,565	14.1%	8,536	17.4%	29	0.3%
Total service revenues	$60,468	99.8%	$48,507	98.8%	$11,961	24.7%
Coin sales	103	0.2%	583	1.2%	(480)	(82.3)%
Total net revenues	$60,571	100.0%	$49,090	100.0%	$11,481	23.4%

					2013 vs. 2012
	2013		2012		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$39,971	81.4%	$39,991	82.7%	$(20)	-
Other related services	8,536	17.4%	7,868	16.3%	668	8.5%
Total service revenues	$48,507	98.8%	$47,859	99.0%	$648	1.4%
Coin sales	583	1.2%	500	1.0%	83	16.6%
Total net revenues	$49,090	100.0%	$48,359	100.0%	$731	1.5%

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded (in thousands):

					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$41,997	69.3%	$31,561	64.3%	$10,436	33.1%	313,600	17.8%
Cards and Autographs(1)	14,090	23.3%	12,462	25.4%	1,628	13.1%	148,900	9.7%
Other (2)	4,381	7.2%	4,484	9.1%	(103)	(2.2)%		-
Coin sales	103	0.2%	583	1.2%	(480)	(82.3)%	-	-
	$60,571	100.0%	$49,090	100.0%	$11,481	23.4%	462,500	14.0%

					2013 vs. 2012
	2013		2012		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$31,561	64.3%	$31,932	66.0%	$(371)	(1.2)%	(213,000)	(10.8)%
Cards and Autographs(1)	12,462	25.4%	11,335	23.5%	1,127	9.9%	94,600	6.5%
Other (2)	4,484	9.1%	4,592	9.5%	(108)	(2.4)%	(14,000)	(100.0)%
Coin Sales	583	1.2%	500	1.0%	83	16.6%	-	-
	$49,090	100.0%	$48,359	100.0%	$731	1.5%	(132,400)	(3.9)%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our CCE subscription business, Coinflation.com, the Expos trade show and convention business and stamps until its sale in June 2012.

Fiscal 2014 vs. 2013. Total service revenues of $60,468,000 for fiscal 2014 were a record level for the business and represented an increase of $11,961,000 or 24.7% over 2013.

Authentication and grading fees increased by $11,932,000 or 29.9% in fiscal 2014 as compared to fiscal 2013, and included an increase of 14.0% in the number of units authenticated and graded and an increase in the average service fee earned.

The $10,436,000 or 33.1% increase in coin service revenues in fiscal 2014 reflected continued favorable market conditions in the U.S. coin market that began in the second half of fiscal 2013 and higher coins revenues earned at our overseas operations, due primarily to the launch of our operations in Shanghai. Modern coins services fees increased by $4,774,000 or 47.6%, vintage fees increased by $1,994,000 or 20.6%, world coin fees increased by $1,829,000 or 54.8% and trade show fees increased by $1,802,000 or 31.8%, in each case in fiscal 2014 compared to fiscal 2013.

The $1,628,000 or 13.1% increase in revenues in our cards and autographs business in fiscal 2014 compared to fiscal 2013, represented record revenues for that business in fiscal 2014 and included an 9.3% increase in revenues in the fourth quarter of fiscal 2014, representing the 16th straight quarter-over-quarter revenue growth.

Typically, our third fiscal quarter is our strongest quarter of the year, however, we earned record service revenues of $16,512,000 in the fourth quarter of fiscal 2014, due to us benefiting from revenues of approximately $1.4 million, generated from the Baseball Hall of Fame coins that were released by the US Mint in April, 2014.

Revenue growth compared to prior year periods, in the first half of the year was 36.4% compared to 16.2% in the second half of the year. Revenue growth in the third quarter which did not benefit from revenue generated from the Baseball Hall of Fame coins was 12.5%. Therefore, although the favorable market conditions for coins that we have seen since the third quarter of fiscal 2013 appear to be continuing, it is uncertain what level of revenue growth we can expect in future periods, due to the breakout revenue performance in our coin business in fiscal 2014.

As discussed above under “Factors That Can Affect our Revenues”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern, world and trade show coin revenues can be volatile.

Due to the growth of our coin authentication and grading business in fiscal 2014, our coin business represented approximately 69% of total service revenues, as compared to 65% of total service revenues in fiscal 2013, and reflects the continued importance of, and dependency we have, on our coin authentication and grading business to our overall financial performance.

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

The increase of $1,084,000, or 10.6%, in card and autograph fees in fiscal 2013 reflected a 6.5% increase in the number of units authenticated and a higher average service fee earned.

The decrease of $717,000 in coin fees in fiscal 2013, compared to the prior year, reflected lower fees earned in the first half of the year and comprised reductions in modern coin grading fees of $1,500,000, or 13%, world fees of $751,000, or 18%, and vintage fees of $226,000, or 2.3%, partially offset by increased trade show fees of $1,760,000, or 45%. The increased trade show fees, which primarily occurred in the second half of the year, we believe, reflected growing momentum in the coin market during that period.

Coin fees were down 24% in the first half of fiscal 2013, compared to the same period of fiscal 2012; whereas in the second half of fiscal 2013, coin fees were up 19%, compared to the second half of 2012. The improved revenues in the second half of fiscal 2013 were due to a number of factors, including a more active coin market, new service offerings, a favorable mix of coins authenticated and graded in the period and price increases implemented effective January 1, 2013. The level of coin fees generated in the third and fourth quarters of fiscal 2013 were record levels for those fiscal quarters.

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

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
	2014	2013	2012
Gross profit services	62.7%	61.9%	60.8%
Gross profit product sales	(18.4)%	2.1%	(27.7)%
Total	62.6%	61.2%	59.9%

Fiscal 2014 vs. 2013. As indicated in the above table, our services gross profit margin was 62.7% in fiscal 2014 compared with 61.9% in fiscal 2013. That improved gross profit margin reflects higher gross profit margin earned in our coin business due to the higher revenues in fiscal 2014. There can be some period-to-period variability in the services gross profit margin depending upon the mix of revenues in any quarter and the seasonality of our businesses. During the three years ended June 30, 2014, our quarterly services gross profit margin varied between 59% and 64%.

Fiscal 2013 vs. 2012. Our services gross profit margin was 61.9% for fiscal 2013, compared to 60.8% for fiscal 2012. That improved gross profit margin in fiscal 2013 was attributable to an increased gross profit earned in our card and autograph business due to the increased revenues in that business in fiscal 2013.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Selling and marketing expenses	$9,106	$7,407	$6,844
As a percentage of net revenues	15.0%	15.1%	14.2%

Fiscal 2014 vs. 2013. Selling and marketing expenses represented 15.0% and 15.1% of revenues in fiscal 2014 and 2013, respectively. The increase in selling and marketing expenses of $1,699,000 in fiscal 2014 compared to fiscal 2013 was primarily attributable to costs associated with our coin business and included general marketing costs to support the growth of that business, including (i) our new operation in mainland China, which incurred an additional $863,000 of expenses in its first full year of operation and (ii) increased business development cost incentives of $464,000 arising from higher coin service revenues and improved coin operating results in fiscal 2014. In addition, our card and autographs businesses incurred higher trade show costs of $118,000 in fiscal 2014 compared to fiscal 2013, due to higher costs incurred at certain key shows.

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

The following table sets forth G&A expenses that we incurred in fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
General & administrative expenses	$16,326	$13,121	$12,956
As a percentage of net revenues	27.0%	26.8%	26.8%

Fiscal 2014 vs. 2013. G&A represented 27.0% and 26.8% of revenues in fiscal 2014 and 2013 respectively. The G&A expense increases of $3,205,000 in the fiscal 2014 compared to fiscal 2013 included (i) increased non-cash stock based compensation expense of $1,068,000 which is discussed below, (ii) increased management and IT salaries of $529,000 to support the growth of the business, (iii) higher bonuses and incentive costs of $534,000, due primarily to the improved performance of our businesses, (iv) additional costs of $514,000 incurred in the Company’s China operation in its first full year of operation and (v) higher third party recruitment costs of $178,000, in each case in fiscal 2014 compared to fiscal 2013.

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

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense, arising from grants of restricted stock and stock option awards. Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) sales and marketing expenses, in the case of stock granted to employees’ whose costs are classified as sales and marketing expenses and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel. The following table sets forth the stock-based compensation expenses we incurred in fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2014	2013	2012
Cost of grading, authentication and related services	$45	$9	$-
Sales and Marketing	11	-	-
General and administrative expenses	1,890	822	1,244
	$1,946	$831	$1,244

The $1,115,000 increase in stock-based compensation expense in fiscal, 2014 as compared to fiscal 2013 was primarily due to expense recognized in connection with the Company’s LTIP, based upon achieving the Threshold Performance and Intermediate Performance Goal #1 in fiscal 2014. See Critical Accounting Policies and Estimates: Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. In addition, we recognized $147,000 of stock-based compensation expense in the fiscal, 2014 in connection with an outright grant of stock to a former employee upon retirement. Partially offsetting these costs were lower costs associated with prior year stock grants that had became fully vested prior to fiscal 2014.

The reduction in stock-based compensation in fiscal 2013, compared to fiscal 2012, reflects a lower number of shares vesting in fiscal 2013 than fiscal 2012 due to the vesting terms of individual grants.

A total of $1,310,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2014, on the assumption that the holders of those awards will remain in the Company’s service through 2018, and the Company achieves no additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2015	$935
2016	274
2017	56
2018	45
Total	$1,310

The $1,310,000 does not include the cost of any additional stock-based compensation awards that may be granted in future periods.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Interest income, net	$36	$68	$104

Due to the continued low interest rates prevailing in all periods, interest income, net, was $36,000, $68,000, and $104,000 in fiscal 2014, 2013 and 2012, respectively.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2014	2013	2012
Provision for income taxes	$5,081	$3,803	$2,425

The income tax provision of $5,081,000, $3,803,000 and $2,425,000 in fiscal 2014, 2013 and 2012, represented estimated annual effective tax rates of approximately 39%, 38%, and 39% respectively, adjusted for valuation allowances for foreign losses.

The lower tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the Company’s investment in a subsidiary of approximately $1.3 million.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2014	2013	2012
Income (loss) from discontinued operations, (net of income taxes)	$(75)	$(58)	$(71)

The losses from discontinued operations (net of income taxes), relate to ongoing accretion expenses of $106,000, $127,000, and $150,000 in fiscal years 2014, 2013 and 2012, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, net of license fee income of $47,000, and $51,000 in fiscal 2013, and 2012, respectively, arising from the disposal of the Company’s former currency authentication and grading business. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2012 and ending on June 30, 2014. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

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

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
Statement of Operations Data:
Net revenues	$11,230	$9,595	$14,488	$13,777	$14,166	$13,550	$16,308	$16,547
Cost of revenues	4,890	3,964	5,180	5,034	5,237	5,286	6,084	6,056
Gross profit	6,340	5,631	9,308	8,743	8,929	8,264	10,224	10,491
Operating Expenses:
SG&A expenses	5,049	4,660	5,388	5,431	6,074	6,165	6,511	6,682
Operating income	1,291	971	3,920	3,312	2,855	2,099	3,713	3,809
Interest and other income, net	62	9	8	18	14	10	3	12
Income before provision for income taxes	1,353	980	3,928	3,330	2,869	2,109	3,716	3,821
Provision for income taxes	535	399	1,541	1,328	1,211	871	1,581	1,418
Income from continuing operations	818	581	2,387	2,002	1,658	1,238	2,135	2,403
Loss from discontinued operations, (net of income taxes)	(12)	(20)	(7)	(19)	(21)	(23)	(16)	(15)
Net income	$806	$561	$2,380	$1,983	$1,637	$1,215	$2,119	$2,388
Net income per basic share:
From continuing operations	$0.10	$0.07	$0.30	$0.25	$0.20	$0.15	$0.26	$0.29
From discontinued operations, (net of income taxes)	-	-	-	-	-	-	-	-
Net income per share	$0.10	$0.07	$0.30	$0.25	$0.20	$0.15	$0.26	$0.29
Net income per diluted share:
From continuing operations	$0.10	$0.07	$0.29	$0.25	$0.20	$0.15	$0.26	$0.29
From discontinued operations, (net of income taxes)	-	-	-	(0.01)	-	-	-	-
Net income per share	$0.10	$0.07	$0.29	$0.24	$0.20	$0.15	$0.26	$0.29
Weighted average shares outstanding
Basic	8,029	8,052	8,066	8,075	8,117	8,144	8,186	8,223
Diluted	8,085	8,113	8,101	8,105	8,157	8,225	8,274	8,334

	Quarter Ended (In thousands)
	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
Selected Operating Data:
Units authenticated or graded
Coins	343	359	570	490	447	488	593	547
Trading cards and autographs	382	367	390	403	431	414	420	426
Total	725	726	960	893	878	902	1,013	973

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2014, we had cash and cash equivalents of $19,909,000 as compared to $18,711,000 at June 30, 2013 and $21,214,000 at June 30, 2012.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

Cash Flows.

Cash Flows from Continuing Operations. In fiscal years ended June 30, 2014, 2013, and 2012, our operating activities from continuing operations generated cash of $12,685,000, $9,566,000, and $11,224,000, respectively, primarily reflecting income from continuing operations, as adjusted for non-cash expenses (including deferred income taxes, and stock-based compensation), and, to a lesser extent, changes in current assets and current liabilities, due to the timing of payments during those periods. In addition, we paid $5,217,000, $2,436,000 and $412,000 in income tax payments in fiscal 2014, 2013 and 2012 respectively.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $569,000, $512,000, and $437,000 in the fiscal years ended June 30, 2014, 2013, and 2012, respectively, related primarily to the payment of ongoing obligations for the New York facilities (including subtenant improvements in fiscal 2013).

Cash from or Used in Investing Activities. In fiscal years ended June 30, 2014, 2013, and 2012, investing activities used net cash of $1,355,000, $885,000, and $1,716,000, respectively. In fiscal 2014, we used $1,350,000 for capital expenditures and capitalized software for our Shanghai operations, equipment for our authentication and grading operations and on-going IT investments. In addition, we used $23,000 for patents and trademarks. In fiscal 2013, we used $1,011,000 for capital expenditures and capitalized software costs for infrastructure investments in our domestic operations and investments related to our Shanghai operation. In addition, we used $65,000 for patents and trademarks. Those payments were partially offset by the collection of $191,000 from a note receivable and the receipt of royalty income. In fiscal 2012, the Company paid $1,250,000 for capital expenditures and capitalized software costs incurred for upgrading our software systems and infrastructure equipment, including capital expenditure related to the Company’s expansion into Hong Kong and $550,000 for the purchase of the assets of Coinflation.com. These payments were partially offset by the collection of $84,000 from discontinued businesses.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2014, 2013 and 2012, financing activities used net cash of $9,563,000, $10,672,000, and $9,783,000, respectively. In fiscal 2014, we received $1,354,000 from the exercise of stock options offset by cash of $10,731,000 used to pay dividends to stockholders and $186,000 used to buyback shares to satisfy tax withholdings for employee vested stock. In fiscal 2013, the Company received cash proceeds of $143,000 from the exercise of stock options and used cash of $10,801,000 to pay cash dividends to our stockholders. In fiscal 2012, the Company received $572,000 from the exercise of stock options and paid cash dividends to stockholders of $10,355,000.

Overall, the Company generated net cash of $1,198,000 in fiscal 2014 compared to using net cash of $2,503,000 in fiscal 2013 and $712,000 in fiscal 2012.

Outstanding Financial Obligations

Continuing Operations.

At June 30, 2014, we did not have any other material financial obligations in connection with our continuing operations, except for the operating lease payments for our corporate headquarters.

At June 30, 2014, future minimum lease payments under those agreements associated with our continuing operations, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2015	$1,809	$79	$1,730
2016	1,483	82	1,401
2017	1,427	84	1,343
2018	1,447	87	1,360
2019	1,058	67	991
Thereafter	196	-	196
	$7,420	$399	$7,021

Discontinued Operations

At June 30, 2014, the remaining financial obligations, for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, will expire in December 31, 2015 and 2017 are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2015	$817	$195	$622
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,167	$294	$1,873
Less: Discounted estimated fair value of minimum lease payments			(1,739)
Accretion expense to be recognized in future years			$134

The cash payment obligations under these two leases are to be paid on a monthly basis in accordance with the above schedule.

We will continue to re-evaluate these estimates and update this loss accrual, as necessary, to take account of any changes that might occur in those remaining obligations or in the sublease payments we receive. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases” above.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends. Our current dividend policy is to pay $0.325 per share, per quarter. As a result, we paid dividends of $10,731,000, $10,801,000, and $10,355,000 in fiscals 2014, 2013 and 2012, respectively.

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no repurchases in fiscals 2014, 2013 and 2012. At June 30, 2014, we have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers, including providing services at our overseas operations; (ii) fund working capital requirements; (iii) fund acquisitions; (iv) fund obligations associated with our discontinued businesses; (v) fund the payment of cash dividends (vi) pay the obligations under our two facilities formerly occupied by our discontinued jewelry businesses and (vii) for other general corporate purposes which may include additional repurchases of common stock.

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

In April 2014, FASB issued an Accounting Standards Update No. 2014-08 on the reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the guidance, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples of strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The updated guidance requires additional disclosures for components that qualify for discontinued operations reporting and for those significant disposals that do not qualify for discontinued operations reporting. The updated guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, FASB issued an Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 that affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.

For public companies, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

In May 2014, FASB issued an Accounting Standards Update No, 2014-12 on the Accounting for Share-Based Payments when the term of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2014, we had approximately $19,909,000 in cash and cash equivalents, of which $15,415,000 was invested in money market accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. Overseas cash balances were approximately $1,305,000 at June 30, 2014, of which $847,000 was in China.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 28, 2014

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,909	$18,711
Accounts receivable, net of allowance of $26 in 2014 and $27 in 2013	2,118	2,067
Inventories, net	1,888	1,656
Prepaid expenses and other current assets	1,367	964
Deferred income tax assets	1,719	1,328
Total current assets	27,001	24,726

Property and equipment, net	2,466	2,153
Goodwill	2,083	2,083
Intangible assets, net	1,272	1,477
Deferred income tax assets	2,204	2,003
Other assets	380	394
Non-current assets of discontinued operations	182	182
	$35,588	$33,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,062	$1,608
Accrued liabilities	2,817	2,121
Accrued compensation and benefits	4,139	2,680
Income taxes payable	851	760
Deferred revenue	2,645	2,345
Current liabilities of discontinued operations	849	802
Total current liabilities	13,363	10,316

Deferred rent	461	474
Non-current liabilities of discontinued operations	1,124	1,666

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,861 in 2014 and 8,509 in 2013	9	9
Additional paid-in capital	78,011	74,578
Accumulated deficit	(57,380)	(54,025)
Total stockholders’ equity	20,640	20,562
	$35,588	$33,018

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2014	2013	2012

Grading, authentication and related services revenues	$60,571	$49,090	$48,359
Cost of grading, authentication and related services	22,663	19,068	19,402
Gross profit	37,908	30,022	28,957
Operating expenses:
Selling and marketing expenses	9,106	7,407	6,844
General and administrative expenses	16,326	13,121	12,956
Total operating expenses	25,432	20,528	19,800
Operating income	12,476	9,494	9,157
Interest income, net	36	68	104
Other income (expense), net	3	29	(16)
Income before provision for income taxes	12,515	9,591	9,245
Provision for income taxes	5,081	3,803	2,425
Income from continuing operations	7,434	5,788	6,820
Income (loss) from discontinued operations, (net of income taxes)	(75)	(58)	(71)
Net income	$7,359	$5,730	$6,749

Net income per basic share:
Income from continuing operations	$0.91	$0.72	$0.86
Income (loss) from discontinued operations, (net of income taxes)	(0.01)	(0.01)	(0.01)
Net income per share	$0.90	$0.71	$0.85

Net income per diluted share:
Income from continuing operations	$0.90	$0.71	$0.85
Income (loss) from discontinued operations, (net of income taxes)	(0.01)	-	(0.01)
Net income per share	$0.89	$0.71	$0.84

Weighted average shares outstanding:
Basic	8,167	8,052	7,905
Diluted	8,247	8,101	7,987
Dividends declared per common share	$1.30	$1.30	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011	7,943	$8	$70,402	$(45,340)	$25,070
Issuance of shares for Coinflation.com	12	-	190	-	190
Exercise of stock options	49	-	572	-	572
Stock-based compensation – options	-	-	3	-	3
Stock-based compensation – restricted stock	103	-	1,241	-	1,241
Excess tax benefits related to stock-based compensation	-	-	1,275	-	1,275
Net income	-	-	-	6,749	6,749
Dividends paid and accrued	-	-	-	(10,569)	(10,569)
Balance at June 30, 2012	8,107	8	73,683	(49,160)	24,531
Exercise of stock options	25	-	143	-	143
Stock-based compensation – restricted stock	378	1	830	-	831
Retirement of common stock	(1)	-	(14)	-	(14)
Tax deficiencies related to stock-based compensation	-	-	(64)	-	(64)
Net income	-	-	-	5,730	5,730
Dividends paid and accrued	-	-	-	(10,595)	(10,595)
Balance at June 30, 2013	8,509	9	74,578	(54,025)	20,562
Exercise of stock options	114	-	1,353	-	1,353
Forfeiture of restricted stock	(13)	-	(186)	-	(186)
Issuance of common stock	10	-	147	-	147
Stock-based compensation – restricted stock	241	-	1,799	-	1,799
Excess tax benefits related to stock-based compensation	-	-	320	-	320
Net income	-	-	-	7,359	7,359
Dividends paid and accrued	-	-	-	(10,714)	(10,714)
Balance at June 30, 2014	8,861	$9	$78,011	$(57,380)	$20,640

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,359	$5,730	$6,749
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	75	58	71
Depreciation and amortization expense	1,256	1,044	825
Stock-based compensation expense	1,946	831	1,244
Provision for bad debts	25	8	2
Provision for inventory write-down	94	28	263
Provision for warranty	791	659	736
Loss (gain) on sale of property and equipment	4	(7)	(5)
Interest accrued on note receivables	-	(6)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(318)	(239)
Inventories	(326)	589	(353)
Prepaid expenses and other	(402)	(151)	143
Deferred income taxes	(272)	764	1,843
Refundable income taxes	-	-	60
Other assets	15	(225)	24
Accounts payable and accrued liabilities	379	(274)	(232)
Accrued compensation and benefits	1,459	217	80
Income taxes payable	90	569	66
Deferred revenue	300	23	(92)
Deferred rent	(13)	27	51
Net cash provided by operating activities of continuing operations	12,685	9,566	11,224
Net cash used in operating activities of discontinued operations	(569)	(512)	(437)
Net cash provided by operating activities	12,116	9,054	10,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,166)	(1,020)	(1,052)
Proceeds from sale of property and equipment	7	37	50
Patents and other intangibles	(23)	(65)	-
Proceeds from sale of business	18	37	-
Capitalized software development costs	(191)	(28)	(248)
Purchase of Coinflation.com	-	-	(550)
Cash received from sale of net assets of discontinued operations	-	154	84
Net cash used in investing activities	(1,355)	(885)	(1,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,354	143	572
Payments for retirement of common stock	(186)	(14)	-
Dividends paid to common stockholders	(10,731)	(10,801)	(10,355)
Net cash used in financing activities	(9,563)	(10,672)	(9,783)
Increase (decrease) in cash and cash equivalents	1,198	(2,503)	(712)
Cash and cash equivalents at beginning of year	18,711	21,214	21,926
Cash and cash equivalents at end of year	$19,909	$18,711	$21,214

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund), net	$5,217	$2,436	$412
Interest paid	$-	$-	$-

Effective September 13, 2011, the Company acquired Coinflation.com, as follows:
Intangible Assets: Website	$-	$-	$740
Common Stock Issued at Fair Value	-	-	(190)
Cash Paid	$-	$-	$550

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of Business

Collectors Universe, Inc. (“we,” “us,” the “Company,” “management” or “Collectors Universe”) is engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, sports memorabilia and autographs. We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles. We also publish magazines that provide market prices and information for certain collectibles and high-value assets that are accessible on our websites. We sell advertising and earn commissions on those websites, and sell advertising in the magazines that we publish; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate the Long Beach Coin show. In June 2012, we sold the assets of our stamp grading and authentication business. The stamp grading and authentication business comprised revenues of $435,000 and an operating loss of $35,000 for fiscal year 2012, respectively. Due to the immateriality of the stamp authentication and grading financial results to the overall financial results of the Company, we have not classified the stamp authentication and grading results as discontinued operations.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2014, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, the provisions or benefit for income taxes and related valuation allowances and adjustment to the fair value of our remaining lease obligations for our discontinued jewelry businesses.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.

At June 30, 2014, substantially all of our cash is deposited at two FDIC insured financial institutions. We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $17,900,000 at June 30, 2014. Cash in overseas bank accounts was approximately $1,300,000 at June 30, 2014.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2014 and 2013 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2014 and 2013, the Company had funds of approximately $15,400,000 and $15,700,000 respectively, in money market accounts and funds.  In addition, at June 30, 2014 and 2013, the Company had approximately $4,500,000 and $3,000,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2014, one individual customer’s account receivable exceeded 10% of the Company’s total gross accounts receivable balance. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $26,000 and $27,000 at June 30, 2014 and June 30, 2013, respectively. Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 69%, 64%, and 66% of our net revenues for the years ended June 30, 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, five customers accounted for 14%, 14% and 12% of our authentication and grading services, respectively.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term nature of such instruments.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $286,000 and $201,000 at June 30, 2014 and 2013, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We considered qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2014.

Capitalized Software

   Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2014 and 2013, we had capitalized approximately $3,088,000 and $2,910,000, respectively, as capitalized software and recognized related accumulated amortization of $2,865,000 and $2,763,000. During fiscal years 2014, 2013 and 2012, the Company recorded amortization expense for capitalized software of approximately $115,000, $104,000 and $83,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimate of the business risks. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011, the tradename is being amortized over a period of 10 years. No impairment loss was recorded in 2012 to 2014.

Revenue Recognition

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our Expos trade show business, we recognize revenue in the periods in which the shows take place.

A portion of our net revenues are comprised of subscription fees paid by customers for annual memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services during the membership period. Through the second quarter of fiscal 2012, we had recorded revenue for this multi-element service arrangement by recognizing the value assigned to the free grading vouchers of approximately 65% of the subscription fees as revenue in the month following the membership purchase. The balance of the membership fee was recognized as revenue over the life of the membership. We evaluated, at least semi-annually, the relative fair values of the deliverables and the percentage factors used to allocate the membership fees between the grading vouchers and the other services provided to members. In the third quarter of fiscal 2012, as a result of the upgrading of the Company’s accounting systems, which enables us to track separately the issuance and redemption of individual Collectors Club free grading vouchers, the Company began recognizing revenue attributed to the vouchers on a specific basis, to classify those revenues as part of authentication and grading fees rather than as other related service revenues and to classify unredeemed vouchers as deferred revenue. The balance of the membership fees continue to be recognized over the life of the membership. In the third quarter of fiscal 2013, the Company began to recognize revenue attributable to expired vouchers that had not been redeemed during the membership period.

We recognize revenues from coin sales when they are shipped to customers. Coin sales consist primarily of sales of collectible coins that we purchase pursuant to our coin authentication and grading warranty program. However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $394,000, $476,000 and $362,000 in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A "more likely than not" tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Interest and penalties accrued on uncertain tax positions are recorded in income tax expense. See Note 9 for further information concerning income taxes.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition is probable, and management subsequently determines that the performance condition was not met in the expected vesting period, but the performance condition may be met in future periods, management would refine the period over which the remaining expense would be recognized. If management subsequently determines that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

The Company considers historical forfeiture experience to be one of several indicators of future forfeitures and the forfeiture rate was 0% in fiscal years 2012 to 2014, respectively.

For stock option grants, we estimate the fair value of each option using the Black-Scholes option-pricing model. Our determination of the fair value of such stock option awards is made as of the grant date using that option-pricing model, and that determination is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, the expected term of the options, the dividend yield and actual and projected employee stock option exercise behavior. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the outstanding stock options or be indicative of the fair value that would be paid in a willing buyer/willing seller market transaction. No stock options were granted in fiscal years 2012 through 2014.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2014	2013	2012
Income from continuing operations	$7,434	$5,788	$6,820
Loss from discontinued operations (net of income taxes)	(75)	(58)	(71)
Net income	$7,359	$5,730	$6,749

Net income per basic share:
From continuing operations	$0.91	$0.72	$0.86
From discontinued operations (net of income taxes)	(0.01)	(0.01)	(0.01)
Net income per share	$0.90	$0.71	$0.85

Net income per diluted share:
From continuing operations	$0.90	$0.71	$0.85
From discontinued operations (net of income taxes)	(0.01)	-	(0.01)
Net income per share	$0.89	$0.71	$0.84

Weighted-average shares outstanding:
Basic	8,167	8,052	7,905
Effect of dilutive shares	80	49	82
Diluted	8,247	8,101	7,987

Options to purchase shares of common stock and unvested restricted shares of common stock totaling 57,000, 160,000 and 110,000 for the years ended June 30, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted income per share, as they would have been anti-dilutive. In addition, approximately 393,000 Performance-Based restricted shares were excluded from the computation of diluted earnings per share for the year ended June 30, 2014, because we had not reached the Performance Goals for those shares at June 30, 2014.

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

In April 2014, FASB issued an Accounting Standards Update No. 2014-08 on the reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the guidance, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples of strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The updated guidance requires additional disclosures for components that qualify for discontinued operations reporting and for those significant disposals that do not qualify for discontinued operations reporting. The updated guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, FASB issued an Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 that affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.

For public companies, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

In May 2014, FASB issued an Accounting Standards Update No, 2014-12 on the Accounting for Share-Based Payments when the term of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

4.            Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2014 and 2013. The Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012 present the results of operations for those discontinued operations and the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012 segregate the cash flows from discontinued operations from all other cash flow activities.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that were leased through December 31, 2015 and 2017, respectively. The remaining obligations at June 30, 2014 and 2013 totaled approximately $1,795,000, and $2,295,000, respectively, of which June 30, 2014 obligation, $671,000 is classified as a current liability, and the balance of $1,124,000 is classified as a non-current liability in the company consolidated balance sheet. We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

The operating results of the discontinued businesses, which are included in the accompanying Consolidated Statements of Operations, were not material. At June 30, 2014 and 2013, the net liabilities of discontinued operations consist primarily of lease obligations payable through December 31, 2017.

5.            Inventories

Inventories consist of the following (in thousands):

	June 30,
	2014	2013
Coins	$552	$513
Other collectibles	230	94
Grading raw materials consumable inventory	1,392	1,250
	2,174	1,857
Less inventory reserve	(286)	(201)
	$1,888	$1,656

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

6.            Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2014	2013
Coin reference sets	$282	$296
Computer hardware and equipment	2,307	1,985
Computer software	1,098	1,094
Equipment	3,943	3,278
Furniture and office equipment	1,015	975
Leasehold improvements	999	971
Trading card reference library	52	52
	9,696	8,651
Less accumulated depreciation and amortization	(7,230)	(6,498)
Property and equipment, net	$2,466	$2,153

Depreciation and amortization expense relating to property and equipment for fiscal 2014, 2013 and 2012 was $837,000, $640,000, and $481,000, respectively.

7.            Goodwill and Intangible Assets

During the first quarter of fiscal year 2014, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

As a result of the impairment of the Expos in fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a period of 10 years. At June 30, 2014, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2014	2013
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2014 and 2013, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2014 and 2013 (in thousands):

	As of June 30, 2014			As of June 30, 2013
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(407)	$333	$740	$(259)	$481
Patents and Trademarks	89	(8)	81	65	(2)	63
	829	(415)	414	805	(261)	544
Expos Unlimited:
Auctioneer relationships	150	(120)	30	150	(105)	45
Covenant not to compete	130	(130)	-	130	(113)	17
Customer database	230	(138)	92	230	(92)	138
Tradename	280	(84)	196	280	(56)	224
	790	(472)	318	790	(366)	424
CCE:
Customer lists	676	(398)	278	676	(353)	323
Capitalized Software	3,088	(2,865)	223	2,910	(2,763)	147
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
	$5,422	$(4,150)	$1,272	$5,220	$(3,743)	$1,477

Amortization expense was $419,000, $404,000, and $344,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2015	405
2016	357
2017	162
2018	82
2019	82
Thereafter	145
$1,233

The weighted average amortization period remaining as of June 30, 2014, is approximately 4 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
	(in years)
Website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

There have been no fair value re-measurements of financial assets or liabilities on a recurring or non-recurring basis at June 30, 2014 and 2013.

8.            Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2014	2013
Warranty reserve	$1,569	$1,155
Professional fees	77	59
Other	1,171	907
	$2,817	$2,121

Warranty reserve activity and balances related to fiscal years 2014, 2013 and 2012, were as follows
(in thousands):

Warranty reserve at June 30, 2011	$641
Charged to cost of revenues	736
Payments	(379)
Warranty reserve at June 30, 2012	998
Charged to cost of revenues	659
Payments	(502)
Warranty reserve at June 30, 2013	1,155
Charged to cost of revenues	791
Payments	(377)
Warranty reserve at June 30, 2014	$1,569

9.            Taxes

For fiscal years ended June 30, 2014, 2013 and 2012, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2014	2013	2012
Domestic operations	$13,782	$10,425	$9,804
Foreign operations	(1,267)	(834)	(559)
	$12,515	$9,591	$9,245

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2014	2013	2012
Current:
Federal	$5,233	$2,974	$1,717
State	441	1	96
	5,674	2,975	1,813
Deferred:
Federal	(627)	442	146
State	34	386	466
	(593)	828	612
Total provision for income taxes	$5,081	$3,803	$2,425

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2014	2013	2012
Provision at federal statutory rates	$4,381	$3,261	$3,143
State income taxes, net	313	257	375
Meals and entertainment	123	124	116
Stock-based compensation	(102)	-	(52)
Other	64	(48)	(17)
Excess tax basis of subsidiary	-	-	(1,267)
Valuation allowances	302	209	127
	$5,081	$3,803	$2,425

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Stock compensation costs	$1,065	$365
Reserves and accruals	2,017	1,971
Net operating loss carryforward	876	735
Credits	632	559
Intangible assets	348	388
Other	235	120
	5,173	4,138
Less: valuation allowance	(734)	(432)
Total deferred tax assets	4,439	3,706
Deferred tax liabilities:
Property and equipment	(401)	(255)
Other	(115)	(120)
Total deferred tax liabilities	(516)	(375)
Net deferred tax assets	3,923	3,331
Less: current portion	(1,719)	(1,328)
	$2,204	$2,003

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $734,000 and $432,000 at June 30, 2014 and 2013, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files, or will file, income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2011 through June 30, 2013 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2013.

As of June 30, 2014 and June 30, 2013, the Company had $951,000 and $791,000, respectively, of California Enterprise Zone Credits. These credits have no expiration dates, and can only be utilized to offset taxable income generated in the California Enterprise Zone. The Company also has state net operating losses of $5,524,000, which will primarily begin to expire in 2017, of which the benefit of $3,580,000 will be credited to additional paid in capital when fully utilized. The Company has foreign net operating loss carryforwards in France, Hong Kong and China of $886,000, $1,116,000 and $965,000, respectively.

As of June 30, 2014, the liability for income taxes associated with uncertain tax positions was $418,000, including accrued penalties and interest of $132,000. If recognized, $337,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2012	$151
Gross increases for tax positions of prior years	138
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2013	289
Gross increases for tax positions of prior years
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2014	$289

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

11.           Stockholders’ Equity

Dividends

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $10,731,000, $10,801,000 and $10,355,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no repurchases of stock under this program in fiscals 2012 to 2014.

At June 30, 2014, $3.7 million remained available for share repurchases under the stock buyback programs. However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

12.          Stock Incentive Plans

During the second quarter of fiscal year 2014, the Board of Directors adopted and our stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which provides for the grant of 650,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock purchase rights and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors or consultants to the Company or its subsidiaries. At the time of the adoption of the 2013 Plan, a total of 554,000 of stock options and restricted shares were outstanding under prior plans, however, in the event any of those stock awards were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, only approximately 385,000 of those would become available for future grants of stock awards under the 2013 Plan due to the recycling limitations in the 2013 Plan.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options is continued employment or service during the specified vesting period. For employees, typically the vesting period is four years and one year for director awards. The term of the option grant cannot exceed ten years.

The following is a summary of stock option activity in the fiscal years 2014, 2013 and 2012 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2011	252	$2.80	to	$17.82	$12.64
Exercised	(49)	2.80	to	13.18	11.83
Options outstanding at June 30, 2012	203	3.45	to	17.82	12.83
Exercised	(25)	3.45	to	6.91	5.76
Options outstanding at June 30, 2013	178	6.91	to	17.82	13.81
Cancelled	(14)	6.91	to	6.91	6.91
Exercised	(114)	6.91	to	17.82	12.96
Options outstanding at June 30, 2014	50	$17.82	to	$17.82	$17.82

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2014, 2013 and 2012 $828,000, $158,000, and $226,000, respectively. The total fair value of options that vested during 2012 was $42,000. At June 30, 2012, all options were fully vested.

The stock options outstanding at June 30, 2014 were fully vested with an exercise price per share of $17.82.

Restricted Shares

Annual Director Grants. In both fiscal 2014 and 2013, each of our six outside directors were granted restricted stock with a grant date fair value of $40,000 for a total of fair value of $240,000 in each year. In fiscal 2012, each director received stock awards with a grant date value of $35,000. The stock-based compensation expense for such awards is recognized over the required director service period of one year.

Fiscal 2012 -Management Restricted Stock Awards. In fiscal 2012, management employees were awarded a total of 80,000 restricted shares, of which a portion of those awards were service-based awards and the balance were performance-based awards. In August 2012, the Compensation Committee of the Board of Directors (“Compensation Committee”) definitively determined the actual performance the Company had achieved, compared to the financial performance goal for fiscals 2012. As a result, stock-based compensation expense on the remaining unvested shares granted in 2012 is being recognized over the remaining service period, dependent on the continued service of the participant.

Fiscal 2013 and 2014 Service-based awards. During fiscal 2013, the Company granted 62,500 service-based restricted shares with service periods ranging from three to four years to certain officers and key employees, including 40,000 shares to the Company’s Chief Executive Officer and 12,500 shares to the Company’s Chief Financial Officer. Management estimated the grant date fair value of those shares to be approximately $824,000, and the related stock-based compensation expense is being recognized over respective service periods of the awards. During fiscal 2014, the Company granted 11,300 service-based awards with grant date fair values of $224,000 to two key employees with four year vesting periods.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously disclosed, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively, “Participants”). Under that program, in December 2012, 299,429 shares of restricted stock (the “restricted shares”), were awarded including 108,880 shares to Mr. Deuster and 40,830 shares to Mr. Wallace, from the Company’s stockholder-approved 2006 Equity Incentive Plan (the “2006 Plan”). The grant date fair value of those restricted shares was approximately $3,000,000.

The Compensation Committee had intended to grant a total of approximately 550,000 restricted shares to the Participants (including 200,000 restricted shares to Mr. Deuster and 75,000 restricted shares to Mr. Wallace) under the LTIP in December 2012. However, it was not able to do so, because there were not a sufficient number of authorized shares available for such grants under the 2006 Plan. On December 9, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, which authorized the issuance of an additional 650,000 shares of common stock for grants of equity incentives to the Company’s executive officers and other key management employees, directors and consultants. As a result, in December 2013, the Compensation Committee approved grants totaling 223,949 of additional restricted shares (net of forfeitures) to the Participants in the LTIP (including 91,120 to Mr. Deuster and 34,170 to Mr. Wallace). The total grant date fair value of those additional shares, net of forfeitures, was approximately $3,700,000. The service inception date for these shares granted in December 2013 was determined to be the grant date. As of June 30, 2014, there were 523,378 restricted shares outstanding under the LTIP, with a total grant date fair value of approximately $6,700,000.

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

If Performance goals are not achieved during the term of the Program, all of the restricted shares attributed to those performance goals will be forfeited effective June 30, 2018. If, instead, the Threshold Performance Goal is achieved or exceeded, but the Maximum Performance Goal is not achieved during the term of the Program, then the unvested shares related to that performance goal will be forfeited effective June 30, 2018.

As an additional incentive, the Participants may also earn a maximum 25% more shares if the Maximum Performance Goal is achieved in any fiscal year ending on or before June 30, 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30 of the following fiscal year.

Through June 30, 2013, management estimated that it was probable that the Company would achieve the Threshold Performance Goal by June 30, 2016 (representing the midpoint in the term of the LTIP) and, therefore, began recognizing stock-based compensation expense of $300,000, from the service inception date of January 1, 2013 through June 30, 2016. Of that amount, $43,000 of stock-based compensation expense was recognized in fiscal 2013. During fiscal 2014, on a quarterly basis, management reassessed whether any additional compensation should be recognized due to the improved performance of the business in fiscal 2014 and determined at September 30, 2013 it had become probable that the Company would reach the Threshold Performance in fiscal 2014, and determined at December 31, 2013 that it had become probable that the Company would also achieve the Intermediate Performance Goal #1 in fiscal 2014.

Through June 30, 2014, total stock based compensation recognized for the LTIP shares was approximately $1,219,000, comprising $43,000 recognized in fiscal 2013 and $1,176,000 recognized in fiscal 2014.

Based on the financial results for fiscal year 2014, the Compensation Committee definitively determined that the Company had achieved both the Threshold Performance and Performance Goal #1 as of June 30, 2014.

It is considered too early at this time to determine if it is probable that the Company will achieve additional Performance Goals in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such compensation expense should be recognized.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included In:	2014	2013	2012
Cost of grading, authentication and related services	$45	$9	$-
Selling and marketing expenses	11	-	-
General and administrative expenses	1,890	822	1,244
	$1,946	$831	$1,244

A total of $1,310,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2014, on the assumption that the holders of the equity awards will remain in the Company’s service through 2018, and the Company achieves no additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2015	$935
2016	274
2017	56
2018	45
Total	$1,310

The $1,310,000 does not include the cost of any additional stock-based compensation awards that may be granted in future periods.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2014, 2013 and 2012 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2011	133	$8.64
Granted	104	15.60
Vested	(144)	9.35
Non-vested at June 30, 2012	93	15.28
Granted	394	10.51
Vested	(75)	14.02
Cancelled	(25)	13.75
Non-vested at June 30, 2013	387	10.77
Granted	278	15.90
Vested	(106)	12.98
Cancelled	(39)	11.41
Non-vested at June 30, 2014	520	$13.03

13.          Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who is our President, a director and a holder of approximately 9% of our outstanding shares) and Van Simmons (who is a director and a stockholder of the Company) has subleased from the Company, through March 31, 2019, approximately 4,260 square feet of office space in fiscal 2014 and 2,220 square feet in 2013 and 2012, located at the Company’s offices in Santa Ana, California, The current rent is consistent with amounts being paid by the Company under its lease agreement. Rent received under the DHRCC sublease, totaled $72,000, $44,700 and $43,400 in fiscals 2014, 2013 and 2012, respectively.

During fiscal years 2014, 2013 and 2012, the Company charged, and DHRCC paid to the Company, approximately $38,700, $29,400 and $25,500 for advertising fees, approximately $9,700, $7,000 and $6,200 for grading and authentication fees, and the Company paid DHRCC approximately $6,500, $41,600 and $18,800 for warranty claims, respectively. During fiscal years 2014, 2013 and 2012, DHRCC attended the Expos Long Beach shows and paid approximately $5,200, $3,000 and $4,700, respectively, in fees to Expos and also paid CCE $6,700, $7,300 and $6,100 in monthly subscription and listing fees.

During fiscal years 2014, 2013 and 2012, David Hall paid approximately $15,000, $12,500 and $12,600, respectively, in grading and authentication fees to us for personally owned trading cards submitted.  Also, an adult member of Mr. Hall’s immediate family paid $1,376,000, $765,000 and $464,000 in coin grading and authentication fees during fiscal years 2014, 2013 and 2012 and owed the Company approximately $79,000 and $58,000 at June 30, 2014 and 2013, respectively, for services provided during the respective years.

An affiliate of Richard Kenneth Duncan St., who as of October 15, 2013 was the beneficial owner of approximately 10% of our outstanding shares, paid us grading and authentication fees of $1,181,000, $1,129,000 and $1,039,000 in fiscal 2014, 2013 and 2012, respectively. The amount owed to the Company for these services was approximately $68,000 at June 30, 2014 and $98,000 at June 30, 2013.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.          Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. The most significant lease is our corporate headquarters facility lease that expires in March 2019.   In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those facilities and the remaining balances on these obligations are reported as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2014 and 2013.

The Company’s rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2014, 2013 and 2012 for those operations classified as continuing operations was approximately $1,860,000, $1,627,000 and $1,484,000, respectively.

Continuing Operations

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2014, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2015	$1,809	$79	$1,730
2016	1,483	82	1,401
2017	1,427	84	1,343
2018	1,447	87	1,360
2019	1,058	67	991
Thereafter	196	-	196
	$7,420	$399	$7,021

Discontinued Operations

At June 30, 2014, the remaining financial obligations for the two leased facilities, that had been occupied by our discontinued jewelry authentication and grading businesses, that expire in December 31, 2015 and 2017, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2015	$817	$195	$622
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$2,167	$294	$1,873
Less: Discounted estimated fair value of minimum lease payments			(1,739)
Accretion expense to be recognized in future years			$134

The accrual for facility-related obligations at June 30, 2014 includes an estimate of the minimum lease payments of $1,739,000 and an estimate of the operating expenses related to the leased properties of $56,000.

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2014, 2013 and 2012. Net identifiable assets and goodwill are provided by business segment as of June 30, 2014 and 2013.

	Year Ended June 30,
Net revenues from external customers(1):	2014	2013	2012
Coins	$42,100	$32,144	$32,432
Trading cards and autographs	14,090	12,462	11,335
Other	4,381	4,484	4,592
Total revenue	$60,571	$49,090	$48,359

Depreciation and Amortization:
Coins	$478	$412	$282
Trading cards and autographs	142	71	76
Other	327	327	289
Total	947	810	647
Unallocated amortization and depreciation	309	234	178
Consolidated amortization and depreciation	$1,256	$1,044	$825

Stock-based compensation:
Coins	$309	$131	$272
Trading cards and autographs	195	49	85
Other	138	44	84
Total	642	224	441
Unallocated stock-based compensation	1,304	607	803
Consolidated stock-based compensation	$1,946	$831	$1,244

Operating income:
Coins	$13,936	$9,954	$10,428
Trading cards and autographs	2,424	2,210	1,597
Other	1,368	1,478	1,249
Total	17,728	13,642	13,274
Unallocated operating expenses	(5,252)	(4,148)	(4,117)
Consolidated operating income	$12,476	$9,494	$9,157

(1)	Includes revenues of $3.8 million, $1.4 million, and $1.1 million generated outside the United States in fiscal years 2014, 2013 and 2012, respectively.

	At June 30,
Identifiable Assets:	2014	2013
Coins	$6,636	$5,752
Trading cards and autographs	1,475	1,477
Other	2,378	2,462
Total	10,489	9,691
Unallocated assets	25,099	23,327
Consolidated assets	$35,588	$33,018
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.          Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2014 and 2013:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
Statement of Operations Data:
Net revenues	$11,230	$9,595	$14,488	$13,777	$14,166	$13,550	$16,308	$16,547
Cost of revenues	4,890	3,964	5,180	5,034	5,237	5,286	6,084	6,056
Gross profit	6,340	5,631	9,308	8,743	8,929	8,264	10,224	10,491
Operating Expenses:
SG&A expenses	5,049	4,660	5,388	5,431	6,074	6,165	6,511	6,682
Operating income	1,291	971	3,920	3,312	2,855	2,099	3,713	3,809
Interest and other income, net	62	9	8	18	14	10	3	12
Income before income taxes	1,353	980	3,928	3,330	2,869	2,109	3,716	3,821
Provision (benefit) for income taxes	535	399	1,541	1,328	1,211	871	1,581	1,418
Income from continuing operations	818	581	2,387	2,002	1,658	1,238	2,135	2,403
Loss from discontinued operations, (net of income taxes)	(12)	(20)	(7)	(19)	(21)	(23)	(16)	(15)
Net income	$806	$561	$2,380	$1,983	$1,637	$1,215	$2,119	$2,388
Net income per basic share:
From continuing operations	$0.10	$0.07	$0.30	$0.25	$0.20	$0.15	$0.26	$0.29
From discontinued operations, (net of income taxes)	-	-	-	-	-	-	-	-
Net income per share	$0.10	$0.07	$0.30	$0.25	$0.20	$0.15	$0.26	$0.29
Net income per diluted share:
From continuing operations	$0.10	$0.07	$0.29	$0.25	$0.20	$0.15	$0.26	$0.29
From discontinued operations, (net of income taxes)	-	-	-	(0.01)	-	-	-	-
Net income per share	$0.10	$0.07	$0.29	$0.24	$0.20	$0.15	$0.26	$0.29
Weighted average shares outstanding
Basic	8,029	8,052	8,066	8,075	8,117	8,144	8,186	8,223
Diluted	8,085	8,113	8,101	8,105	8,157	8,225	8,274	8,334

17.          Subsequent Events

Dividends

On July 28, 2014, the Company announced its quarterly cash dividend of $0.325 per share of common stock for the first quarter of fiscal 2015. The cash dividend will be paid on August 29, 2014 to stockholders of record on August 15, 2014.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period
Allowance for doubtful accounts
Year ended June 30, 2012	$66,000	$2,000	$-	$-	$2,000	$70,000
Year ended June 30, 2013	$70,000	$8,000	$-	$-	$(51,000)	$27,000
Year ended June 30, 2014	$27,000	$25,000	$-	$-	$(26,000)	$26,000

Allowance for customer notes receivable
Year ended June 30, 2012	$14,000	$-	$-	$-	$-	$14,000
Year ended June 30, 2013	$14,000	$-	$-	$-	$(14,000)	$-
Year ended June 30, 2014	$-	$-	$-	$-	$-	$-

Inventory Reserve
Year ended June 30, 2012	$126,000	$-	$263,000	$-	$(11,000)	$378,000
Year ended June 30, 2013	$378,000	$-	$28,000	$-	$(205,000)	$201,000
Year ended June 30, 2014	$201,000	$-	$94,000	$-	$(9,000)	$286,000

Valuation allowances for deferred tax assets
Year ended June 30, 2012	$96,000	$-	$-	$127,000	$-	$223,000
Year ended June 30, 2013	$223,000	$-	$-	$209,000	$-	$432,000
Year ended June 30, 2014	$432,000	$-	$-	$302,000	$-	$734,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Collectors Universe, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures which:

■	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

■

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

■	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

■

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2014, based on criteria for effective internal control over financial reporting described in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2014, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2014 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2014 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware Corporation) and subsidiaries (“the Company”) as of June 30, 2014 based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company for the year ended June 30, 2014, and our report dated August 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
August 28, 2014

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2014 for the Company’s 2014 annual stockholders' meeting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2014 for the Company’s 2014 annual stockholders' meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2014 for the Company’s 2014 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2014.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Restricted Shares	Weighted-Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	570,000	$17.82	$378,000

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2014 for the Company’s 2014 annual stockholders’ meeting.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2014 for the Company’s 2013 annual stockholders’ meeting.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012

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

COLLECTORS UNIVERSE, INC.

Date:August 28, 2014	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 28, 2014
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Chief Executive Officer and Director	August 28, 2014
Robert G. Deuster	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 28, 2014
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 28, 2014
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 28, 2014
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 28, 2014
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 28, 2014
A.J. Bert Moyer

/s/ BRUCE A. STEVENS	Director	August 28, 2014
Bruce A. Stevens

/s/ VAN D. SIMMONS	Director	August 28, 2014
Van D. Simmons

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.6

Form of Indemnification Agreement. Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999

10.27	Collectors Universe 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.*
10.28

Form of Stock Option Agreement for 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.*

10.29

Form of Restricted Stock Purchase Agreement for 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-121035), filed on December 6, 2004.*

10.47	Collectors Universe 2006 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2006 Proxy Statement filed with the Commission on October 27, 2006*
10.51

Employment Agreement dated October 10, 2012 between the Company and Robert Deuster, CEO. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K, dated October 15, 2012.*

10.52	Collectors Universe 2013 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2013 Proxy Statement filed with the commission on October, 2013.*
21.1	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act**
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act**
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act†
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith and not filed.

E-1