Form 10-Q
period 2014-09-30
COLLECTORS UNIVERSE INC
filed 2014-11-05
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock $.001 Par Value	8,843,963

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Forward-Looking Statements	15
	Our Business	16
	Overview of First Quarter Fiscal 2015 Operating Results	17
	Factors That Can Affect Our Operating Results and Financial Position	17
	Critical Accounting Policies and Estimates	19
	Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013	21
	Liquidity and Capital Resources	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II	Other Information
Item 1A.	Risk Factors	29
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,148	$19,909
Accounts receivable, net of allowance of $26 at September 30, 2014 and June 30, 2014	2,297	2,118
Inventories, net	2,212	1,888
Prepaid expenses and other current assets	840	1,367
Deferred income tax assets	1,719	1,719
Total current assets	25,216	27,001

Property and equipment, net	2,278	2,466
Goodwill	2,083	2,083
Intangible assets, net	1,178	1,272
Deferred income tax assets	2,205	2,204
Other assets	368	380
Non-current assets of discontinued operations	182	182
	$33,510	$35,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,692	$2,062
Accrued liabilities	2,935	2,817
Accrued compensation and benefits	2,353	4,139
Income taxes payable	1,510	851
Deferred revenue	2,463	2,645
Current liabilities of discontinued operations	881	849
Total current liabilities	11,834	13,363

Deferred rent	453	461
Non-current liabilities of discontinued operations	979	1,124
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,845 and 8,861 issued and outstanding at September 30, 2014 and June 30, 2014, respectively.	9	9
Additional paid-in capital	78,503	78,011
Accumulated deficit	(58,268)	(57,380)
Total stockholders’ equity	20,244	20,640
	$33,510	$35,588

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net revenues	$16,178	$14,166
Cost of revenues	5,796	5,237
Gross profit	10,382	8,929
Operating Expenses:
Selling and marketing expenses	2,367	2,198
General and administrative expenses	4,990	3,876
Total operating expenses	7,357	6,074
Operating income	3,025	2,855
Interest and other income, net	6	14
Income before provision for income taxes	3,031	2,869
Provision for income taxes	1,249	1,211
Income from continuing operations	1,782	1,658
Income (loss) from discontinued operations, net of income taxes	22	(21)
Net income	$1,804	$1,637

Net income per basic share:
Income from continuing operations	$0.21	$0.20
Income (loss) from discontinued operations	0.01	-
Net income	$0.22	$0.20

Net income per diluted share:
Income from continuing operations	$0.21	$0.20
Income (loss) from discontinued operations	-	-
Net income	$0.21	$0.20

Weighted average shares outstanding:
Basic	8,326	8,117
Diluted	8,502	8,157
Dividends declared per common share	$0.325	$0.325

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,804	$1,637
Income (loss) from discontinued operations	(22)	21
Income from continuing operations	1,782	1,658
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	341	284
Stock-based compensation expense	932	386
Provision for bad debts	-	(2)
Provision for inventory write-down	67	25
Provision for warranty	130	168
Gain on sale of property and equipment	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	(180)	115
Inventories	(391)	(132)
Prepaid expenses and other	527	(2)
Other assets	13	8
Accounts payable and accrued liabilities	(335)	(75)
Accrued compensation and benefits	(1,786)	(667)
Income taxes payable	660	548
Deferred revenue	(182)	(138)
Deferred rent	(8)	(1)
Net cash provided by operating activities of continuing operations	1,569	2,175
Net cash used in operating activities of discontinued businesses	(168)	(154)
Net cash provided by operating activities	1,401	2,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44)	(403)
Proceeds from the sale of property and equipment	2	-
Proceeds from sale of business	76	7
Capitalized software	(16)	-
Patents and other intangibles	(2)	(5)
Net cash used in investing activities	16	(401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(2,738)	(2,711)
Payment for retirement of common stock	(440)	(109)
Net cash used in financing activities	(3,178)	(2,820)

Net decrease in cash and cash equivalents	(1,761)	(1,200)
Cash and cash equivalents at beginning of period	19,909	18,711
Cash and cash equivalents at end of period	$18,148	$17,511

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$602	$651

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At September 30, 2014, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC (our “Fiscal 2014 10-K”). Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, the provision or benefit for income taxes and related valuation allowances, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements, in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our Fiscal 2014 10-K.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. Management has determined that no impairment of goodwill or other long-lived assets had occurred as of September 30, 2014.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to such a determination, and management subsequently determined that the performance condition was not met, then all expense previously recognized with respect to the performance condition would be reversed.

Stock Options

No stock options were granted during the three months ended September 30, 2014 and 2013. The following table presents information relative to the stock options outstanding under all equity incentive plans as of September 30, 2014. The closing prices of our common stock as of September 30, 2014 and June 30, 2014 were $22.00 and $19.59, respectively.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2014	50	$17.82	0.43	$88
Outstanding at September 30, 2014	50	$17.82	0.18	$207
Exercisable at September 30, 2014	50	$17.82	0.18	$207

Restricted Stock Awards

As previously reported, through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the results achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through September 30, 2014, $1,332,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $338,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

The vesting of the remaining LTIP restricted shares is conditioned on the Company’s achievement of increasing annual operating income goals before stock based compensation during any fiscal year period through June 30, 2018, as indicated in the following table:

	Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%	(1)
Intermediate Performance Goal #3 is Achieved	25%	(1)
The Maximum Performance Goal is Achieved	30%	(1)

(1)

One half of these Shares will become immediately vested upon a determination that this Performance Goal has been achieved, and the other one-half of these Shares will become vested on last day of the immediately succeeding fiscal year, provided that the Participant remains in the continuous service of the Company to the end of that fiscal year.

As an additional incentive, the Participants may also earn a maximum 25% more LTIP shares if the Maximum Performance Goal is achieved in fiscal year 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30, 2016.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve the Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $661,000 related to that performance goal, representing the expense required to be recognized from the respective service inception dates through September 30, 2014.

Through September 30, 2014 total stock based compensation recognized for the LTIP shares was approximately $1,993,000.

It is considered too early at this time to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional stock-based compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such stock-based compensation expense should be recognized.

The following table presents the unvested status of the restricted shares (including LTIP shares and other service-based shares) for the three months ended September 30, 2014 and their respective weighted average grant-date fair values:

Non-Vested Restricted Shares:	Shares (In Thousands)	Weighted Average Grant-Date Fair Values
Non-vested at June 30, 2014	520	$13.03
Vested	(8)	14.89
Cancelled	(1)	13.67
Non-vested at September 30, 2014	511	$13.00

The following table sets forth the stock-based compensation expense we incurred in the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
Included in:	2014	2013
Cost of authentication, grading and related services	$11	$11
Sales and marketing expenses	14	-
General administrative expenses	907	375
	$932	$386

The following table sets forth total unrecognized compensation expense in the amount of $1,714,000 related to unvested restricted stock awards at September 30, 2014 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the Participants remain in the Company’s employment throughout the applicable vesting periods, and the Company will achieve the Performance Goal #2 under the LTIP in fiscal 2015. The amounts do not include the cost or effect of the possible grant of any additional stock-based compensation awards in future periods or the achievement of any additional Performance Goals under the LTIP.

Fiscal Year Ending June 30,	Amount (In Thousands)
2015 (remaining 9 months)	$1,107
2016	506
2017	56
2018	45
$1,714

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2014, we had cash and cash equivalents totaling approximately $18,148,000, of which approximately $14,427,000 was invested in money market accounts, and the balance of $3,721,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $880,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $16,447,000 at September 30, 2014.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  No individual customer’s accounts receivable balance accounted for 10% of the Company’s total gross accounts receivable balances at September 30, 2014, whereas one customer receivable exceeded 10% of the Company’s total gross amounts receivable balance at June 30, 2014. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $26,000 at both September 30, 2014 and June 30, 2014. Ultimately, management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% of our net revenues for the three months ended September 30, 2014, and 66% of our net revenues for the three months ended September 30, 2013.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 16% and 13% of our total net revenues in the three months ended September 30, 2014 and 2013, respectively.

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories primarily consisting of coins which we purchased pursuant to our coin authentication and grading program and (ii) consumable supplies that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies or special inserts are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2014 and 2013, approximately $39,000 and $25,000, respectively, was recorded as amortization expense for capitalized software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of warranty reserve and the historical trend in warranty payments.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in the first quarter of fiscal 2015. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In August 2014, FASB issued an Accounting Standards Update No. 2014-15 which addresses management’s responsibility in connection with preparing financial statements for each annual and interim reporting period, and requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The update provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2014	2014
Coins	$560	$552
Other collectibles	192	230
Grading raw materials consumable inventory	1,836	1,392
	2,588	2,174
Less inventory reserve	(376)	(286)
Inventories, net	$2,212	$1,888

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2014	2014
Coins and stamp grading reference sets	$281	$282
Computer hardware and equipment	2,321	2,307
Computer software	1,103	1,098
Equipment	3,967	3,943
Furniture and office equipment	1,015	1,015
Leasehold improvements	999	999
Trading card reference library	52	52
	9,738	9,696
Less accumulated depreciation and amortization	(7,460)	(7,230)
Property and equipment, net	$2,278	$2,466

4.             ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2014	2014
Warranty reserves	$1,592	$1,569
Other	1,343	1,248
	$2,935	$2,817

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Warranty reserve beginning of period	$1,569	$1,155
Provision charged to cost of revenues	130	168
Payments	(107)	(71)
Warranty reserve, end of period	$1,592	$1,252

5.             DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $1,805,000 at September 30, 2014, of which $826,000 was classified as a current liability, and $979,000 was classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2014. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.             INCOME TAXES

In the three months ended September 30, 2014 and 2013, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 41% and 42%, respectively and such provisions include valuation allowances established against losses of foreign subsidiaries and in the three month ended September 30, 2013, a discrete amount of $42,000 related to prior year estimated taxes.

7.             NET INCOME PER SHARE

                A total of 133,000 options to purchase shares of common stock and unvested restricted shares of common stock for the three months ended September 30, 2013, were excluded from the computation of diluted income per share as they would have been anti-dilutive.

In addition, approximately 252,000 and 300,000 unvested performance-based restricted shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively, because we had not achieved the related performance goals at those dates.

8.             BUSINESS SEGMENTS

Operating segments are defined as the components or “segments” of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources to and in assessing performance of those components or “segments”. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s operating segments are organized based on the respective services that they offer to customers. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria.

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other. Services provided by these segments include authentication, grading, publications, advertising and commission earned, subscription-based revenues and product sales. The other segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2014 and 2013, respectively. Net identifiable assets are provided by business segment as of September 30, 2014 and June 30, 2014 (in thousands):

	Three Months Ended September 30,
	2014	2013
Net revenues from external customers:
Coins (including product sales)	$11,106	$9,350
Trading cards and autographs	3,830	3,558
Other	1,242	1,258
Total revenue	$16,178	$14,166
Amortization and depreciation:
Coins	$129	$107
Trading cards and autographs	50	22
Other	83	83
Total	262	212
Unallocated amortization and depreciation	79	72
Consolidated amortization and depreciation	$341	$284
Stock-based compensation:
Coins	$173	$50
Trading cards and autographs	115	18
Other	78	14
Total	366	82
Unallocated stock-based compensation	566	304
Consolidated stock-based compensation	$932	$386
Operating income:
Coins	$3,595	$3,080
Trading cards and autographs	772	643
Other	333	436
Total	4,700	4,159
Unallocated operating expenses	(1,675)	(1,304)
Consolidated Operating Income	$3,025	$2,855

	September 30,	June 30,
	2014	2014
Identifiable Assets:
Coins	$6,435	$6,636
Trading cards and autographs	1,468	1,475
Other	2,341	2,378
Total	10,244	10,489
Unallocated assets	23,266	25,099
Consolidated assets	$33,510	$35,588
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.             RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2014, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $380,000, compared with $275,000 for the three months ended September 30, 2013. At September 30, 2014, the amount owed to the Company for these services was approximately $115,000, compared with $79,000 at June 30, 2014.

An associate of Richard Kenneth Duncan Sr., who as of October 3, 2014 was the beneficial owner of 6% of our outstanding shares, paid us grading and authentication fees of $327,000 in the three months ended September 30, 2014, as compared to $379,000 in the same three months of fiscal 2014. At September 30, 2014, the amount owed to the Company for these services was approximately $73,000, compared to $68,000 at June 30, 2014.

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

11.           SUBSEQUENT EVENTS

On October 27, 2014, the Company announced that in accordance with its dividend policy, the Board of Directors had approved a second quarter cash dividend of $0.325 per share of common stock, and such dividend will be paid on November 28, 2014 to stockholders of record on November 18, 2014.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Fiscal 2014 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2014 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Overview of First Quarter Fiscal 2015 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues:
Grading authentication and related services	$16,169	99.9%	$14,166	100.0%
Product sales	9	0.1%	-	-
	16,178	100.0%	14,166	100.0%
Cost of revenues:
Grading authentication and related services	5,778	35.7%	5,237	37.0%
Product sales	18	200.0%	-	-
	5,796	35.8%	5,237	37.0%
Gross profit:
Services	10,391	64.3%	8,929	63.0%
Product sales	(9)	(100.0)%	-	-
	10,382	64.2%	8,929	63.0%

Selling and marketing expenses	2,367	14.6%	2,198	15.5%
General and administrative expenses	4,990	30.9%	3,876	27.3%
Operating income	3,025	18.7%	2,855	20.2%
Interest and other income, net	6	-	14	0.1%
Income before provision for income taxes	3,031	18.7%	2,869	20.3%
Provision for income taxes	1,249	7.7%	1,211	8.6%
Income from continuing operations	1,782	11.0%	1,658	11.7%
Income (loss) from discontinued operations, net of income taxes	22	0.1%	(21)	(0.1)%
Net income	$1,804	11.1%	$1,637	11.6%

Net income per diluted share:
Income from continuing operations	$0.21		$0.20
Income (loss) from discontinued operations	-		-
Net income	$0.21		$0.20

The 14% increase in service revenues and the 6% increase in operating income in the three months ended September 30, 2014, compared to the same period of the prior year, includes a 19% revenues increase in our coin business, reflecting continued momentum in that business that began in the third quarter of fiscal 2013 and an 8% increase in our cards and autograph business which, represented the 17th quarter of quarter-on-quarter revenue growth in that business. Partially offsetting the favorable impact of the increased revenues in the quarter, was a $0.5 million increase in non-cash stock based compensation related to the Company’s Long Term Incentive Program (“LTIP”) (see Critical Accounting Policies and Estimates: Stock-based Compensation) and a $0.3 million increase in litigation related legal expenses.

These, as well as other factors affecting our operating results in the three months ended September 30, 2014, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Condition” and “Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 86% of our service revenues for the three months ended September 30, 2014. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, which we authenticate and grade.

In addition, our coin authentication and grading and revenues are impacted by the level of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles are of significantly higher value than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins. Furthermore, because a significant proportion of our costs of sales are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that may occur around the time of the shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 16% of our total net revenues in the three months ended September 30, 2014. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three months ended September 30, 2014 and 2013, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2014		2013		2014		2013
Coins	516,000	54.8%	447,000	50.9%	$501,555	93.3%	$394,022	91.1%
Trading cards and autographs (1)	425,000	45.2%	431,000	49.1%	36,298	6.7%	38,560	8.9%
Total	941,000	100.0%	878,000	100.0%	$537,853	100.0%	$432,582	100.0%

_______

(1)     Consists of trading card units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economic recovery in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

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

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of 35% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2014, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2014. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the first quarter ended September 30, 2014, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts was greater than the carrying value, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation. We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

As previously reported through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the results achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through September 30, 2014, $1,332,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $338,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

The vesting of the remaining restricted shares is conditioned on the Company’s achievement of increasing annual operating income goals before stock based compensation levels during any fiscal year period through June 30, 2018, as indicated in the following table:

Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%(1)
Intermediate Performance Goal #3 is Achieved	25%(1)
The Maximum Performance Goal is Achieved	30%(1)

(1)

One half of these Shares will become immediately vested upon a determination that this Performance Goal has been achieved, and the other one-half of these Shares will become vested on last day of the immediately succeeding fiscal year, provided that the Participant remains in the continuous service of the Company to the end of that fiscal year.

As an additional incentive, the Participants may also earn a maximum 25% more LTIP shares if the Maximum Performance Goal is achieved in fiscal year 2015 and such shares would vest 50% upon the determination that the goal has been achieved and the remaining 50% on June 30, 2016.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve the Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $661,000 related to that performance goal, representing the expense required to be recognized from the respective service inception dates through September 30, 2014.

Through September 30, 2014 total stock based compensation recognized for the LTIP shares was approximately $1,993,000.

It is considered too early at this time to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional stock-based compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such stock-based compensation expense should be recognized.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis. Significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of the warranty reserve and the historical trend in warranty payments.

Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

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

The following table sets forth the total net revenues for the three months ended September 30, 2014 and 2013 between authentication and grading services revenues, other related services revenues and product sales (in thousands):

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$13,943	86.2%	$11,816	83.4%	$2,127	18.0%
Other related services	2,226	13.7%	2,350	16.6%	(124)	(5.3%)
Total service revenues	$16,169	99.9%	$14,166	100.0%	$2,003	14.1%
Product revenues	9	0.1%	-	-	9	-
Total net revenues	$16,178	100.0%	$14,166	100.0%	$2,012	14.2%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2014 and 2013 (in thousands):

					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$11,097	68.6%	$9,350	66.0%	$1,747	18.7%	69,000	15.4%
Cards and Autographs(1)	3,830	23.7%	3,558	25.1%	272	7.6%	(6,000)	(1.4%)
Other (2)	1,242	7.6%	1,258	8.9%	(16)	(1.3)%	-	-
Product sales	9	0.1%	-	-	9	-	-	-
	$16,178	100.0%	$14,166	100.0%	$2,012	14.2%	63,000	7.2%

____________

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended September 30, 2014, our total service revenues increased by $2,003,000 or 14.1% to a first quarter record of $16,169,000 and comprised increases of $2,127,000, or 18% in authentication and grading fees partially offset by a reduction of $124,000 or 5.3% in other related services. The increase in authentication and grading fees of $2,127,000 in the quarter was attributable to increases in coin fees of $1,866,000, or 21.7%, and cards and autograph fees of $261,000, or 8.1%.

The increase in our coin fees of $1,866,000 reflects an increase in the average service fees earned on coins authenticated and graded and an increase of 15.4% in the number of coins authenticated and graded in the quarter due to a continuation of favorable market conditions in the U.S. coin market that began in the second half of the fiscal 2013. Coin fees increased by $1,256,000, or 44.6%, vintage coin fees increased by $382,000, or 14.3%, trade show fees increased by $381,000, or 22.0% while world coin fees decreased by $153,000 or 11.3% in each case in the three months, ended September 30, 2014 compared to the three months ended September 30, 2013. Modern coin fees in this year’s first quarter benefited by approximately $1,800,000 from fees earned from the Baseball Hall of Fame coins (released by the U.S. Mint in the fourth quarter of fiscal 2014) and the 50th Anniversary Kennedy coin (released by the U.S. Mint in the first quarter of fiscal 2015).

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

In addition, revenues from our trading cards and autographs business continue to show consistent growth, and the 7.6% growth in revenues in the three months ended September 30, 2014 represented the 17th straight quarter-on-quarter revenue growth in that business.

Going forward, our second fiscal quarter is typically our seasonally slowest quarter of the year, due to the winter holidays. In addition, because the company achieved recorded revenues in fiscal 2014, it remains uncertain as to what level of revenue or revenue growth the Company will achieve in future quarters.

Due to the increase in our coin authentication and grading business in the first quarter of the year, compared to the first quarter of fiscal 2014, our coin business represented approximately 69% of total service revenues, compared to 66% of total service revenues in the first quarter of fiscal 2014, and reflects the importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Gross profit – services	$10,391	64.3%	$8,929	63.0%
Gross profit – product sales	(9)	(100.0)%	-	-
Total	$10,382	64.2%	$8,929	63.0%

As indicated in the above table, our services gross profit margin was 64.3% for the three months ended September 30, 2014, compared to 63.0% for the three months ended September 30, 2013. That increase was primarily attributable to an increase in the average service price that we earned in its first quarter of fiscal 2015 compared to fiscal 2014, as we focus on providing higher value services to our customers. As previously discussed in the 2014 Form 10-K, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2014, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$2,367	14.6%	$2,198	15.5%

Selling and marketing expenses increased by $169,000 in the three months ended September 30, 2014, compared to the same period of the prior year and represented 14.6% of revenues, compared to 15.5% of revenues in the three months ended September 30, 2013. The dollar increase in selling and marketing expenses in the quarter included increased business development incentives cost due to the higher coin service revenues and higher trade shown costs due to staging one additional show in the quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$4,990	30.9%	$3,876	27.3%

G&A expenses increased by $1,114,000 in the three months ended September 30, 2014, compared to the same period of fiscal 2014 and represented 30.9% of revenues, compared with 27.3% of revenues in the three months ended September 30, 2013. As discussed below, non-cash stock-based compensation increased by $532,000 due to higher LTIP costs recognized. In addition, G&A expense increases included higher legal costs of $330,000 primarily attributable to litigation related matters and management and IT-related salaries of $176,000.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
Included in:	2014	2013
Cost of authentication, grading and related services	$11	$11
Sales and Marketing expenses	14	-
General administrative expenses	907	375
	$932	$386

The $546,000 increase in stock-based compensation expense in the three months ended September 30, 2014 was primarily due to increased costs recognized in connection with the Company’s LTIP in the first quarter of fiscal 2015 compared to first quarter of fiscal 2014, partially offset by the absence in this year’s first quarter of an expense of $147,000, for a former employee of the Company that was recognized in the first quarter fiscal 2014. The increase in the LTIP expense in the first of fiscal 2015 was due to management’s assessment that was probable that the Company would achieve Performance Goal #2 in fiscal 2015. See Critical Accounting Policies: Stock-Based Compensation above.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,714,000 related to unvested stock-based awards at September 30, 2014 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the holders of the equity awards will remain in the Company’s service through 2018 and the Company will achieve Performance Goal #2 in fiscal 2015. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2015 (remaining 9 months)	$1,107
2016	506
2017	56
2018	45
$1,714

Income Tax Expense

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Income tax expense	$1,249	$1,211

The income tax provisions of $1,249,000 and $1,211,000 in the three months ended September 30, 2014 and 2013, respectively, represented estimated annual effective tax rates of approximately 41% and 42%, and include valuation allowances for losses incurred in our foreign operations and a discrete amount of $42,000 related to prior year income taxes in the three months ended September 30, 2013.

Discontinued Operations

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Income (loss) from discontinued operations (net of income taxes)	$22	$(21)

The income (losses) from discontinued operations (net of income taxes) for both the three months ended September 30, 2014 and 2013, respectively, related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, offset in the three months ended September 30, 2014 by royalty income realized from our discontinued currency business.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them.

At September 30, 2014, we had cash and cash equivalents of approximately $18,148,000, as compared to cash and cash equivalents of $19,909,000 at June 30, 2014.

Cash Flows.

Cash Flows from Continuing Operations. During the three months ended September 30, 2014 and 2013, our operating activities from continuing operations generated cash of $1,569,000 and $2,175,000, respectively, primarily attributable to the income from operations for the respective periods. The reduction in cash provided by operating activities in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 primarily reflects the payment of higher annual incentives in the first quarter of the fiscal 2015 compared to the first quarter of fiscal 2014.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $168,000 and $154,000 in the three months ended September 30, 2014 and 2013, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash generated or used by Investing Activities. Investing activities generated cash of $16,000 in the three months ended September 30, 2014 and included $76,000 of cash generated from royalties from our discontinued currency business partially offset by $60,000 used for capital expenditures. In the three months ended September 30, 2013 investing activities used $401,000 in investing activities, primarily reflecting capital expenditures.

Cash used in Financing Activities. In the three months ended September 30, 2014, financing activities used cash of $3,178,000, including $2,738,000 in cash dividends paid to our stockholders and $440,000 for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares. In the three months ended September 30, 2013, the Company used cash of $2,820,000 of which $2,711,000 was used to pay quarterly cash dividends to stockholders and $109,000 was used to repurchase common stock to satisfy employee tax withholdings on the vesting of restricted shares.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2015(remaining 9 months)	$1,339	$60	$1,279
2016	1,477	82	1,395
2017	1,421	84	1,337
2018	1,441	87	1,354
2019	1,051	66	985
Thereafter	181	-	181
	$6,910	$379	$6,531

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2015(remaining 9 months)	$624	$147	$477
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$1,974	$246	$1,728
Less: Discounted estimated fair value of lease payments			(1,613)
Accretion expense to be recognized in future periods			$115

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $1,613,000 and an estimate of the operating expenses related to the leased properties of $50,000.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2014, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our existing customers and other collectibles customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

In August 2014, FASB issued an Accounting Standards Update No. 2014-15 which addresses management’s responsibility in connection with preparing financial statements for each annual and interim reporting period, and requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The update provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2014, we had $18,148,000 in cash and cash equivalents, of which, $14,427,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

Cash balances overseas at September 30, 2014 were approximately $880,000 and were mainly in Hong Kong and China. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 that we filed with the SEC on August 28, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of restricted shares previously granted to certain of our executive officers and other key management employees under the Company’s stockholder-approved equity incentive plans, during the quarter ended September 30, 2014, we repurchased the numbers of shares set forth in the table below from those officers and employees in satisfaction of their tax withholding obligations that arose out of the vesting of those restricted shares:

Month	Number of Shares	Average Price Per Share(1)

July 2014	3,649	$19.95
August 2014	17,894	$20.53

                    _______________

(1)	In each case the shares were purchased at the closing price of the Company’s shares, as reported by NASDAQ, for the trading day upon which the shares vested.

ITEM 6.      EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 5, 2014	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 5, 2014	By:	/s/ JOSEPH J. WALLACE
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