Form 10-Q
period 2014-12-31
COLLECTORS UNIVERSE INC
filed 2015-02-04
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⊠   No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2014
Common Stock $.001 Par Value	8,884,280

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2014 and 2013	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Forward-Looking Statements	14
	Our Business	15
	Overview of the Three and Six Months Ended December 31, 2014 Operating Results	16
	Factors That Can Affect Our Operating Results and Financial Position	17
	Critical Accounting Policies and Estimates	19
	Results of Operations for the Three and Six Months Ended December 31, 2014 Compared to the Three and Six Months Ended December 31, 2013	20
	Liquidity and Capital Resources	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II	Other Information
Item 1A.	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	30

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

ASSETS	December 31, 2014	June 30, 2014
Current assets:
Cash and cash equivalents	$17,150	$19,909
Accounts receivable, net of allowance of $26 at December 31, 2014 and June 30, 2014	2,562	2,118
Inventories, net	2,117	1,888
Prepaid expenses and other current assets	903	1,367
Deferred income tax assets	1,719	1,719
Total current assets	24,451	27,001

Property and equipment, net	2,291	2,466
Goodwill	2,083	2,083
Intangible assets, net	1,294	1,272
Deferred income tax assets	2,204	2,204
Other assets	359	380
Non-current assets of discontinued operations	182	182
Total Assets	$32,864	$35,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,574	$2,062
Accrued liabilities	3,019	2,817
Accrued compensation and benefits	2,705	4,139
Income taxes payable	763	851
Deferred revenue	3,089	2,645
Current liabilities of discontinued operations	890	849
Total current liabilities	12,040	13,363

Deferred rent	448	461
Non-current liabilities of discontinued operations	838	1,124
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,884 and 8,861 issued and outstanding at December 31, 2014 and June 30, 2014, respectively.	9	9
Additional paid-in capital	78,872	78,011
Accumulated deficit	(59,343)	(57,380)
Total stockholders’ equity	19,538	20,640
Total liability and stockholders’ equity	$32,864	$35,588

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues	$14,148	$13,550	$30,326	$27,717
Cost of revenues	5,067	5,286	10,863	10,536
Gross profit	9,081	8,264	19,463	17,181
Operating expenses:
Selling and marketing expenses	2,147	2,116	4,514	4,314
General and administrative expenses	4,288	4,049	9,277	7,913
Total operating expenses	6,435	6,165	13,791	12,227
Operating income	2,646	2,099	5,672	4,954
Interest income and other expense, net	(7)	10	(2)	24
Income before provision for income taxes	2,639	2,109	5,670	4,978
Provision for income taxes	971	871	2,220	2,082
Income from continuing operations	1,668	1,238	3,450	2,896
Income (loss) from discontinued operations, net of income taxes	(13)	(23)	9	(44)
Net income	$1,655	$1,215	$3,459	$2,852

Net income per basic share:
Income from continuing operations	$0.20	$0.15	$0.41	$0.36
Income (loss) from discontinued operations	-	-	0.01	(0.01)
Net income per basic share	$0.20	$0.15	$0.42	$0.35

Net income per diluted share:
Income from continuing operations	$0.20	$0.15	$0.41	$0.35
Loss from discontinued operations	(0.01)	-	-	-
Net income per diluted share	$0.19	$0.15	$0.41	$0.35

Weighted average shares outstanding:
Basic	8,339	8,144	8,333	8,130
Diluted	8,519	8,225	8,511	8,191
Dividends declared per common share	$0.325	$0.325	$0.65	$0.65

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,459	$2,852
Discontinued operations	(9)	44
Income from continuing operations	3,450	2,896
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	671	569
Stock-based compensation expense	1,365	856
Provision for bad debts	-	2
Provision for inventory write-down	151	38
Provision for warranty	241	368
Gain on sale of property and equipment	(1)	(3)
Loss on sale of business	1	1
Change in operating assets and liabilities:
Accounts receivable	(448)	(520)
Inventories	(381)	(121)
Prepaid expenses and other	464	(260)
Other assets	21	(9)
Accounts payable and accrued liabilities	(480)	507
Accrued compensation and benefits	(1,434)	(153)
Income taxes payable	(88)	(213)
Deferred revenue	444	5
Deferred rent	(13)	(1)
Net cash provided by operating activities of continuing operations	3,963	3,962
Net cash used in operating activities of discontinued businesses	(313)	(289)
Net cash provided by operating activities	3,650	3,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2	7
Proceeds from sale of business	80	13
Purchase of business	(200)	-
Capital expenditures	(275)	(793)
Capitalized software	(34)	(57)
Patents and other intangibles	(10)	(8)
Net cash used in investing activities	(437)	(838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	292
Dividends paid to common stockholders	(5,468)	(5,375)
Payments for retirement of common stock	(504)	(156)
Net cash used in financing activities	(5,972)	(5,239)

Net decrease in cash and cash equivalents	(2,759)	(2,404)
Cash and cash equivalents at beginning of period	19,909	18,711
Cash and cash equivalents at end of period	$17,150	$16,307

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$2,305	$2,269

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At December 31, 2014, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC (our “Fiscal 2014 10-K”). Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

A portion of our net revenues are comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of grading and authentication fees. The balance of the membership fee is recognized over the life of the membership on a time-apportioned basis.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. Management has determined that no impairment of goodwill or other long-lived assets had occurred as of December 31, 2014.

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

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date of an equity-incentive award, based on its estimated fair value, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to such a determination, and management subsequently determines that the performance condition was not met and will not be met in future periods, then all expense previously recognized with respect to the performance condition would be reversed.

Stock Options

No stock options were granted during the three and six months ended December 31, 2014 and 2013 and all remaining outstanding options were exercised in the three months ended December 31, 2014. The following table presents information relative to the stock options outstanding under all equity incentive plans as of June 30, 2014 and stock option activity during the six months ended December 31, 2014. The closing price of our common stock as of June 30, 2014 was $19.59.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(yrs.)	(In Thousands)
Options:
Outstanding at June 30, 2014	50	$17.82	0.43	$88
Exercised	(38)	$17.82	-	-
Cancelled	(12)	$17.82	-	-
Outstanding at December 31, 2014	-

Restricted Stock Awards

As previously reported, through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the results achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through December 31, 2014, $1,445,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $225,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company will achieve the Performance Goal #2 by June 30, 2015.

In the three months ended December 31, 2014, an additional 18,957 restricted shares with a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of operating income before stock based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	25%
The Maximum Performance Goal is Achieved	55%

In the second quarter of fiscal 2015, the Company continued to recognize expense on the assumption it was probable that the Company will achieve Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $162,000 and $823,000 in three and six months ended December 31, 2014, respectively related to that performance goal, representing the expense required to be recognized from the respective service inception dates through December 31, 2014.

Through December 31, 2014 total stock based compensation recognized for the LTIP shares, since inception of the LTIP program, was approximately $2,268,000.

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

Financial Instruments and Cash Balances. At December 31, 2014, we had cash and cash equivalents totaling approximately $17,150,000, of which approximately $13,437,000 was invested in money market accounts, and the balance of $3,713,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,657,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the banks’ FDIC insured deposit limits of approximately $16,653,000 at December 31, 2014.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. Two individual customers accounts receivable balances accounted for 10% of the Company’s total gross accounts receivable balances at December 31, 2014, whereas one customer receivable exceeded 10% of the Company’s total gross amounts receivable balance at June 30, 2014. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $26,000 at both December 31, 2014 and June 30, 2014. Ultimately, management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% of our net revenues for the three and six months ended December 31, 2014, and 69% and 67% of our net revenues for the three and six months ended December 31, 2013, respectively.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% and 12% of our total net revenues in the six months ended December 31, 2014 and 2013, respectively.

Inventories

Our inventories consist primarily of (i) our coin collectibles inventories primarily consisting of coins which we purchased pursuant to our coin authentication and grading program and (ii) consumable supplies and special inserts that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as considered necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2014, approximately $39,000 and $78,000, respectively, was recorded as amortization expense for capitalized software compared to $27,000 and $52,000 in the three and six months ended December 31, 2013, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis and significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of warranty reserve and the trend in warranty payments over an extended period of time.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in the first and second quarter of fiscal 2015. (See note 12 Subsequent Events.) The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In May 2014, FASB issued an Accounting Standards Update No, 2014-12 on the Accounting for Share-Based Payments when the term of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2014	2014
Coins	$574	$552
Other collectibles	145	230
Grading raw materials consumable inventory	1,836	1,392
	2,555	2,174
Less inventory reserve	(438)	(286)
Inventories, net	$2,117	$1,888

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2014	2014
Coins and stamp grading reference sets	$282	$282
Computer hardware and equipment	2,341	2,307
Computer software	1,103	1,098
Equipment	4,164	3,943
Furniture and office equipment	1,022	1,015
Leasehold improvements	1,007	999
Trading card reference library	52	52
	9,971	9,696
Less accumulated depreciation and amortization	(7,680)	(7,230)
Property and equipment, net	$2,291	$2,466

4.	BUSINESS COMBINATION

In November 2014, we acquired the tradename, software and related assets (historical data and a non-compete with the previous owner) of Intelliquote (“IQ”), a brand name for pricing for the numismatic community, for cash of $200,000. The acquisition of IQ will enhance the Company’s CCE Quickprice offering and add to the Company’s positon as a leading service provider of valuable information and content to coin market participants.

Due to the immateriality of the consideration paid, no formal purchase price allocation was conducted although we attribute most of the value to the IQ tradename. Based on this preliminary evaluation, the amount of $200,000 has been classified as intangible assets in the accompanying condensed consolidated balance sheet at December 31, 2014.

Acquisition related costs of $3,000 were incurred and have been included in general and administrative expenses in the three months ended December 31, 2014.

Approximately $5,000 in IQ revenue is included in net revenues for the three months ended December 31, 2014, representing the revenues earned since the date of acquisition.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2014	2014
Warranty reserves	$1,596	$1,569
Other	1,423	1,248
	$3,019	$2,817

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2014 and 2013 (in thousands):

	Six Months Ended December 31,
	2014	2013
Warranty reserve beginning of period	$1,569	$1,155
Provision charged to cost of revenues	241	368
Payments	(214)	(171)
Warranty reserve, end of period	$1,596	$1,352

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $1,522,000 at December 31, 2014, of which $689,000 was classified as a current liability, and $833,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at December 31, 2014. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

7.	INCOME TAXES

In the six months ended December 31, 2014 and 2013, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 39% and 42%, respectively and such provisions include valuation allowances established against losses of foreign subsidiaries and in the six month ended December 31, 2013, a discrete amount of $42,000 related to prior year estimated taxes.

8.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted average shares outstanding: Basic	$8,339	$8,144	$8,333	$8,130
Dilutive effect of stock options	-	8	3	20
Dilutive effect of restricted shares	180	73	175	41
Weighted average shares outstanding: Diluted	8,519	8,225	8,511	8,191

A total of 93,000 and 113,000 options to purchase shares of common stock and unvested restricted shares of common stock for the three and six months ended December 31, 2013, respectively, were excluded from the computation of diluted income per share as they would have been anti-dilutive. There were no anti-dilutive options or restricted shares of common stock for the three and six months ended December 31, 2014.

In addition, approximately 262,000 and 473,000 unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2014 and 2013, respectively, because we had not achieved the related performance goals at those dates.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other collectibles. Services provided by these segments include authentication, grading, publications, advertising and commission earned subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2014 and 2013, respectively. Net identifiable assets are provided by business segment consolidated total as of December 31, 2014 and June 30, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenues from external customers:
Coins (including product sales)	$9,777	$9,412	$20,883	$18,762
Trading cards and autographs	3,653	3,401	7,482	6,959
Other	718	737	1,961	1,996
Consolidated total revenue	$14,148	$13,550	$30,326	$27,717
Amortization and depreciation:
Coins	$123	$102	$252	$208
Trading cards and autographs	50	30	100	52
Other	83	80	167	163
Total	256	212	519	423
Unallocated amortization and depreciation	73	73	152	146
Consolidated amortization and depreciation	$329	$285	$671	$569
Stock-based compensation:
Coins	$88	$93	$261	$143
Trading cards and autographs	41	58	156	76
Other	29	41	107	54
Total	158	192	524	273
Unallocated stock-based compensation	275	278	841	583
Consolidated stock-based compensation	$433	$470	$1,365	$856
Operating income:
Coins	$3,041	$2,773	$6,636	$5,853
Trading cards and autographs	755	447	1,527	1,090
Other	179	195	512	631
Total	3,975	3,415	8,675	7,574
Unallocated operating expenses	(1,329)	(1,316)	(3,003)	(2,620)
Consolidated operating income	$2,646	$2,099	$5,672	$4,954

	December 31,	June 30,
	2014	2014
Identifiable Assets:
Coins	$6,613	$6,636
Trading cards and autographs	1,433	1,475
Other	2,611	2,378
Total	10,657	10,489
Unallocated assets	22,207	25,099
Consolidated assets	$32,864	$35,588
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2014, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $269,000 and $649,000, compared with $438,000 and $713,000 for the three and six months ended December 31, 2013. At December 31, 2014, the amount owed to the Company for these services was approximately $82,000, compared with $79,000 at June 30, 2014.

An associate of Richard Kenneth Duncan Sr., who as of October 3, 2014 was the beneficial owner of 6% of our outstanding shares, paid us grading and authentication fees of $213,000 and $541,000 in the three and six months ended December 31, 2014, as compared to $210,000 and $589,000 in the same three and six months of fiscal 2014. At December 31, 2014, the amount owed to the Company for these services was approximately $41,000, compared to $68,000 at June 30, 2014.

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

On January 22, 2015, the Company announced that, the Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.35 per share of common stock from $0.325 per share, for an expected annual dividend of $1.40 per share. Such quarterly dividend of $0.35 per share will be paid on February 27, 2015 to stockholders of record on February 18, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to risks and uncertainties to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Fiscal 2014 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2 below.

Due to these and other possible risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2014 10-K or any other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

We generate revenues principally from the fees paid by dealers and collectors for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of our Expos Long Beach collectibles trade shows. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of three and six months ended December 31, 2014 Operating Results

The following table sets forth comparative financial data for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$14,148	100.0%	$13,492	99.6%	$30,317	100.0%	$27,659	99.8%
Product sales	-	-	58	0.4%	9	-	58	0.2%
	14,148	100.0%	13,550	100.0%	30,326	100.0%	27,717	100.0%
Cost of Revenues:
Grading authentication and related services	5,048	35.7%	5,237	38.8%	10,827	35.7%	10,487	37.9%
Product sales	19	-	49	84.5%	36	(400.0% )	49	84.5%
	5,067	35.8%	5,286	39.0%	10,863	35.8%	10,536	38.0%

Gross Profit:
Services	9,100	64.3%	8,255	61.2%	19,490	64.3%	17,172	62.1%
Product sales	(19)	-	9	15.5%	(27)	(300.0% )	9	15.5%
	9,081	64.2%	8,264	61.0%	19,463	64.2%	17,181	62.0%

Selling and marketing expenses	2,147	15.2%	2,116	15.6%	4,514	14.9%	4,314	15.6%
General & administrative expenses	4,288	30.3%	4,049	29.9%	9,277	30.6%	7,913	28.5%
Operating income	2,646	18.7%	2,099	15.5%	5,672	18.7%	4,954	17.9%
Interest and other income, net	(7)	-	10	0.1%	(2)	-	24	0.1%
Income before provision for income taxes	2,639	18.7%	2,109	15.6%	5,670	18.7%	4,978	18.0%
Provision for income taxes	971	6.9%	871	6.5%	2,220	7.3%	2,082	7.6%
Income from continuing operations	1,668	11.8%	1,238	9.1%	3,450	11.4%	2,896	10.4%
Income (loss) from discontinued operations, net of income taxes	(13)	(0.1%)	(23)	(0.1% )	9	-	(44)	(0.1%)
Net income	$1,655	11.7%	$1,215	9.0%	$3,459	11.4%	$2,852	10.3%
Net income per diluted share:
Income from continuing operations	$0.20		$0.15		$0.41		$0.35
Loss from discontinued operations	(0.01)		-		-		-
Net income	$0.19		$0.15		$0.41		$0.35

Service revenues increased by 4.9% to $14.1 million and 9.6% to $30.3 million in the three and six months ended December 31, 2014, representing record second quarter and first half service revenues, respectively. Coin service revenues increased by 4.5% in the second quarter and by 11.6% in the six months ended December 31, 2014, reflecting continued momentum in that business that began in the third quarter of fiscal 2013 and the second quarter increase represented the 8th quarter of quarter-on-quarter revenue growth for coins. Cards and autographs revenues increased by 7.4% and 7.5% in the three and six months ended December 31, 2014, respectively and the second quarter increase represented the 18th quarter of quarter-on-quarter revenue growth in that business.

Operating income increased by 26% to $2.6 million and by 14% to $5.7 million in the three and six months ended December 31, 2014, respectively, representing record operating income for the second quarter and a first six month period, primarily reflecting higher average service fees earned as we focus on providing higher value services to our customers partially offset by higher litigation related legal expenses and in the six months ended December 31, 2014, increased non-cash stock-based compensation of approximately $0.5 million.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2014, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three and Six Months Ended December 31, 2014, Compared to the Three and Six Months Ended December 31, 2013”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 87% of our service revenues in the six months ended December 31, 2014. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 16% and 14% of our total net revenues in the three and six months ended December 31, 2014, respectively. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three and six months ended December 31, 2014 and 2013, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2014		2013		2014		2013
Coins	457,600	51.1%	488,300	54.1%	459,238	92.6%	$431,818	91.6%
Trading cards and Autographs(1)	438,400	48.9%	414,400	45.9%	36,768	7.4%	39,824	8.4%
Total	896,000	100.0%	902,700	100.0%	496,006	100.0%	$471,642	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2014		2013		2014		2013
Coins	973,700	53.0%	935,500	52.5%	960,793	92.9%	$825,840	91.3%
Trading cards and Autographs(1)	863,400	47.0%	845,400	47.5%	73,066	7.1%	78,384	8.7%
Total	1,837,100	100.0%	1,780,900	100.0%	1,033,859	100.0%	$904,224	100.0%

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the authenticated and graded collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2015.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Our financial position is also impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of 35% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future. As previously announced, on January 22, 2015, we announced that the Board of Directors had authorized an increase in our quarterly cash dividend to $0.35 per share from $0.325 per share of common stock.

Critical Accounting Policies and Estimates

Except as discussed below, during the six months ended December 31, 2014, there were no changes in our critical accounting policies or estimates that are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2014. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and when determined necessary by management, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the quarter ended September 30, 2014, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in previous years, and any material changes in the estimated cash flows of the reporting units, and determined that it was, more likely than not, that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation. We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

As previously reported, through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the results achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through December 31, 2014, $1,445,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $225,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company will achieve the Performance Goal #2 by June 30, 2015.

In the three months ended December 31, 2014, an additional 18,957 restricted shares with a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of operating income before stock-based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	25%
The Maximum Performance Goal is Achieved	55%

In the second quarter of fiscal 2015, the Company continued to recognize stock-based compensation expense on the assumption it was probable that the Company will achieve Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $162,000 and $823,000 in three and six months ended December 31, 2014, respectively related to that performance goal, representing the expense required to be recognized from the respective service inception dates through December 31, 2014.

Through December 31, 2014 total stock based compensation recognized for the LTIP shares, since inception of the LTIP program, was approximately $2,268,000.

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

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis and significant warranty claims resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse impact on our results of operations. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of the warranty reserves and the historical trends in warranty claims and payments.

Results of Operations for the Three and Six Months Ended December 31, 2014, Compared to the Three and Six Months Ended December 31, 2013

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

The following table sets forth the total net revenues for the three and six months ended December 31, 2014 and 2013 between authentication and grading services revenues, other related services revenues and product sales (in thousands):

	Three Months Ended December 31,
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$12,466	88.1%	$11,683	86.2%	$783	6.7%
Other related services	1,682	11.9%	1,809	13.4%	(127)	(7.0%)
Total service revenues	14,148	100.0%	13,492	99.6%	656	4.9%
Product sales	-	-	58	0.4%	(58)	(100.0%)
Total net revenues	$14,148	100.0%	$13,550	100.0%	$598	4.4%

	Six Months Ended December 31,
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$26,409	87.1%	$23,500	84.8%	$2,909	12.4%
Other related services	3,908	12.9%	4,159	15.0%	(251)	(6.0%)
Total service revenues	30,317	100.0%	27,659	99.8%	2,658	9.6%
Product sales	9	-	58	0.2%	(49)	(84.5%)
Total net revenues	$30,326	100.0%	$27,717	100.0%	$2,609	9.4%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$9,777	69.1%	$9,354	69.1%	$423	4.5%	(30,700)	(6.3%)
Cards and autographs (1)	3,653	25.8%	3,401	25.1%	252	7.4%	24,000	5.8%
Other (2)	718	5.1%	737	5.4%	(19)	(2.6%)	-	-
Product sales	-	-	58	0.4%	(58)	(100.0%)	-	-
	$14,148	100.0%	$13,550	100.0%	$598	4.4%	(6,700)	(0.7%)

	Six Months Ended December 31,
					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$20,874	68.8%	$18,704	67.5%	$2,170	11.6%	38,200	4.1%
Cards and autographs (1)	7,482	24.7%	6,959	25.1%	523	7.5%	18,000	2.1%
Other (2)	1,961	6.5%	1,996	7.2%	(35)	(1.8%)	-	-
Product sales	9	-	58	0.2%	(49)	(84.5%)	-	-
	$30,326	100.0%	$27,717	100.0%	$2,609	9.4%	56,200	3.2%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

Total service revenues of $14,148,000 and $30,317,000 for the three and six months ended December 31, 2014, respectively, represented record second quarter and first half service revenues for the business. In the three months ended December 31, 2014, our total service revenues increased by $656,000 or 4.9% compared to the three months ended December 31, 2013, due to a $783,000 or 6.7% increase in grading and authentication fees, partially offset by a reduction of other related services of $127,000 or 7%. In the six months ended December 31, 2014, our total services revenues increased by $2,658,000 or 9.6%, compared to the six months ended December 31, 2013 and comprised an increase of $2,909,000 or 12.4% in grading and authentication fees partially offset by a $251,000 or 6.0% reduction in in other related services.

The increased grading and authentication fees in the three and six months ended December 31, 2014 was comprised of increases in coin authentication and grading fees of $500,000 or 5.8% and $2,366,000 or 13.8% in three and six months ended December 31, 2014, respectively and cards and autographs grading fees increases of $283,000 or 9.2% and $543,000 or 8.6% in the three and six months ended December 31, 2014, respectively.

The increases in our coin fees in both the second quarter and six months ended December 31, 2014 reflect a continued favorable coin market that began in the second half of fiscal 2013. The coin fee increases of 5.8% in the second quarter was earned despite a 6% decrease in the number of coins authenticated and graded and in the six months the 13.8% increase in coin fees was earned on a 4% increase in the number of coins authenticated and graded, reflecting increases in the average service fee earned due to the mix of services and programs in the respective periods. Those increases in our coin service fees were comprised of : (i) increased vintage fees of $491,000 or 17.3% and $872,000 or 15.8% (ii) increased modern fees of $98,000 or 3.6% and$1,354,000 or 24.7% (iii) increased world fees (including our overseas operations) of $261,000 or 17.7% and $108,000 or 3.8% and (iv) decreased show fees of $350,000 or 21.4% and an increase of $32,000 or 0.9%, in each case in the three and six months ended December 31, 2014, respectively, as compared to three and six months ended December 31, 2013. The decreased show fees in the three months ended December 31, 2014 reflects lower average fees earned on a per show basis in the quarter.

Coin fees in the three and six months ended December 31, 2014 benefited from revenues of approximately $648,000 and $2,451,000, respectively, earned from the Baseball Hall of Fame and Kennedy anniversary coins programs. In addition, coin fees generated by our overseas operations, represented 10.5% and 7.5% of total service revenues in the three and six months ended December 31, 2014, respectively, as compared to 8.6% and 7.5% for the three and six months ended December 31, 2013, respectively.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margins”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

The lower other related services of $127,000 and $251,000 in the three and six months ended December 31, 2012, reflects lower click-through commissions due to changes in affiliate revenue sharing programs and lower on-line advertising.

The 4.5% increase in revenues from our coin business in the three months ended December 31, 2014 represented the 8th quarter of quarter-on-quarter of revenue growth for coins.

The 7.4% increase in revenues from our cards and autographs business in the three months ended December 31, 2014 represented the 18th quarter of quarter-on-quarter of revenue growth for cards and autographs.

The favorable market conditions that drove the revenue increases in the first half of the current year appear to be continuing into our third fiscal quarter. However, due to us earning record revenues in the second half of fiscal 2014, achieving revenue growth in the second half of fiscal 2015 will be more challenging. Therefore, it remains uncertain as to the level of revenue growth the Company will achieve in the third and fourth quarters of fiscal 2015.

Due to the increase in our coin authentication and grading business in the first half of the year, compared to the first half of fiscal 2014, our coin business represented approximately 69% of total service revenues, compared to 67% of total service revenues in the first half of fiscal 2014, and reflects the continued dependence of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit and gross profit margins in the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amounts	Margin
Gross profit-services	$9,100	64.3%	$8,255	61.2%	$19,490	64.3%	$17,172	62.1%
Gross profit–product sales	(19)	-	9	15.5%	(27)	(300.0%)	9	15.5%
Total	$9,081	64.2%	$8,264	61.0%	$19,463	64.2%	$17,181	62.0%

As indicated in the above table, our services gross profit margin was 64.3% for both the three and six months ended December 31, 2014, compared to and 61.2% and 62.1%, respectively, for the three and six months ended December 31, 2013. The increases were primarily attributable to an increase in the average service prices that we earned in fiscal 2015 compared to fiscal 2014, as we focus on providing higher value services to our customers. However, as previously discussed in the 2014 Form 10-K, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2014, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Selling and marketing expenses	$2,147	$2,116	$4,514	$4,314
Percent of net revenue	15.2%	15.6%	14.9%	15.6%

Selling and marketing expenses were substantially unchanged in the three months ended December 31, 2014 and increased by $200,000 in the six months ended December 31, 2014, in each case as compared to the same respective periods of the prior year. Sales and marketing expenses represented 15.2% and 14.9% of revenues, in the three and six months ended December 31, 2014, respectively, compared to 15.6% of revenues in both the three and six months ended December 31, 2013. The dollar increase in selling and marketing expenses in the six months ended December 31, 2014 included increased business development incentive compensation cost due to the higher coin service revenues and higher trade show costs due to staging one additional show in the period.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
General and administrative expenses	$4,288	$4,049	$9,277	$7,913
Percent of net revenue	30.3%	29.9%	30.6%	28.5%

G&A expenses increased by $239,000 and $1,364,000 in the three and six months ended December 31, 2014, respectively, as compared to the same periods of fiscal 2014 and represented 30.3% and 30.6% of revenues, in the three and six months ended December 31, 2014, respectively, compared with 29.9% and 28.5% of revenues in the same periods of the prior year. These increases included (i) higher legal costs of $179,000 and $509,000, respectively, primarily attributable to litigation related matters and (ii) IT and general payroll related increases of $43,000 and $325,000, respectively, incurred to support the growth of the business, in each case in the three and six months ended December 31, 2014 respectively compared to three and six months ended December 31, 2013. In addition, non-cash stock-based compensation decreased by $51,000 and increased by $481,000 due to LTIP costs recognized (see below), in the three and six months ended December 31, 2014, respectively.

Stock-Based Compensation

The Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2014	2013	2014	2013
Cost of authentication, grading and related services	$11	$11	$23	$23
Selling and marketing expenses	14	-	28	-
General and administrative expenses	408	459	1,314	833
	$433	$470	$1,365	$856

The level of stock-based compensation recognized in any period can vary depending upon management’s assessment as to whether it is probable that the Company will achieve performance goals under the LTIP. When it becomes probable that a performance goal will be achieved, there is a catch-up of expense in that period reflecting the expense required to be recognized from the service inception date through the period when it becomes probable that the goal will be achieved which will lead to disproportionately higher costs in that period. Thereafter, stock-based compensation expense is recognized over the expected remaining service period to vesting. The decrease in stock-based compensation expense in the three months ended December 31, 2014 of $37,000 was primarily due to higher costs recognized in the three months ended December 31, 2013, due to management’s assessment in that quarter that it was probable that the Company would achieve Performance Goal #1 in fiscal 2014. The increased stock-based compensation expense of $509,000 recognized in the six month ended December 31, 2014 was primarily due to management’s assessment in the three months ended September 30, 2014 that the Company will achieve Performance Goal #2 in fiscal 2015. See Critical Accounting Policies: Stock-Based Compensation above.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,601,000 related to unvested stock-based awards at December 31, 2014 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the holders of the equity awards will remain in the Company’s service through 2018 and the Company will achieve Performance Goal #2 in fiscal 2015. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2015 (remaining 6 months)	$880
2016	620
2017	56
2018	45
$1,601

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In Thousands)
Provision for income taxes	$971	$871	$2,220	$2,082

The income tax provisions in the three and six months ended December 31, 2014, respectively, represented estimated annual effective tax rates of approximately 37% and 39%, as compared to 41% and 42% in the three and six months ended December 31, 2013, respectively. The reduction in the effective tax rate in the three and six months ended December 31, 2014, reflects improved pre-tax results in our overseas operations and in the six months ended December 31, 2013 a discrete amount of $42,000 related to prior year income taxes.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$(13)	$(23)	$9	$(44)

The income (loss) from discontinued operations (net of income taxes) for both the three months ended December 31, 2014 and 2013, respectively, related to accretion expense associated with the Company’s ongoing obligations related to the New York City facilities, formerly occupied by our discontinued jewelry businesses, offset in the six months ended December 31, 2014 by royalty income realized from our discontinued currency business.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their authenticated and graded collectibles back to them.

At December 31, 2014, we had cash and cash equivalents of approximately $17,150,000, as compared to cash and cash equivalents of $19,909,000 at June 30, 2014.

Cash Flows.

Cash Flows from Continuing Operations. During the six months ended December 31, 2014 and 2013, our operating activities from continuing operations generated cash of $3,963,000 and $3,962,000, respectively, primarily attributable to the income from operations for the respective periods. The substantially unchanged cash provided by operating activities in the six months ended December 31, 2014, as compared to the same period of the prior year, despite the improved operating results, primarily reflects the pay down of higher annual incentives in the first half of the fiscal 2015 compared to the first half of fiscal 2014.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $313,000 and $289,000 in the six months ended December 31, 2014 and 2013, respectively, related to payments of our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash used by Investing Activities. Investing activities used cash of $437,000 in the six months ended December 31, 2014 which included capital expenditures of $309,000 and $200,000 used for the purchase of the assets of IQ partially offset by cash generated from royalties from our discontinued currency business. In the six months ended December 31, 2013 investing activities used $838,000, primarily for capital expenditures.

Cash used in Financing Activities. In the six months ended December 31, 2014, financing activities used cash of $5,972,000, which included $5,468,000 of cash dividends paid to our stockholders and $504,000 paid for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares. In the six months ended December 31, 2013, the Company used cash of $5,239,000 which included $5,375,000 of cash dividends paid to stockholders and $156,000 used to repurchase common stock to satisfy employee tax withholdings on the vesting of restricted shares, partially offset by $292,000 proceeds from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, offsetting sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2015 (remaining six months)	$892	$40	$852
2016	1,541	82	1,459
2017	1,427	84	1,343
2018	1,447	87	1,360
2019	1,058	66	992
Thereafter	179	-	179
	$6,544	$359	$6,185

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2015 (remaining six months)	$431	$98	$333
2016	635	99	536
2017	471	-	471
2018	245	-	245
	$1,782	$197	$1,585
Less: Discounted estimated fair value of lease payments			(1,485)
Accretion expense to be recognized in future periods			$100

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $1,485,000 and an estimate of $37,000 for the operating expenses related to the leased properties.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. Our dividend policy in the second quarter called for us to pay quarterly cash dividends of $0.325 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.30 per common share. On January 22, 2015, the Company announced that the Board of Directors had approved an increase in our quarterly cash dividend to $0.35 per share for an expected total annual cash dividend of $1.40 per common share.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2014, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our existing customers and other collectibles customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the continuing payment of cash dividends; (vi) to pay the obligations of the two facilities formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2014, we had $17,150,000 in cash and cash equivalents, of which, $13,437,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

Cash balances overseas at December 31, 2014 were approximately $1,657,000 and were mainly in Hong Kong and China. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 that we filed with the SEC on August 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of shares of restricted shares previously granted to certain of our executive officers and other key management employees under the Company’s stockholder-approved equity incentive plans, during the quarter ended December 31, 2014, we repurchased the numbers of shares set forth in the table below from those officers and employees in satisfaction of their tax withholding obligations that arose out of the vesting of those restricted shares:

Month	Number of Shares	Average Price Per Share(1)

October 2014	1,434	$21.18
December 2014	1,543	$21.81

(1)	In each case the shares were purchased at the closing price of the Company’s shares, as reported by NASDAQ, for the trading day immediately preceding the date on which the shares were repurchased.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date:February 4, 2015	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:February 4, 2015	By:	/s/ JOSEPH J. WALLACE
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