Form 10-Q
period 2015-03-31
COLLECTORS UNIVERSE INC
filed 2015-05-06
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock $.001 Par Value	8,878,476

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2015 and 2014	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Forward-Looking Statements	15
	Our Business	15
	Overview of the Three and Nine Months Ended March 31, 2015 Operating Results	16
	Factors That Can Affect Our Operating Results and Financial Position	17
	Critical Accounting Policies and Estimates	19
	Results of Operations for the Three and Nine Months Ended March 31, 2015 Compared to the Three and Nine Months Ended March 31, 2014	20
	Liquidity and Capital Resources	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II	Other Information
Item 1A.	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

Signatures		S-1
Index to Exhibits		E-1
Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

i

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

ASSETS	March 31, 2015	June 30, 2014
Current assets:
Cash and cash equivalents	$17,329	$19,909
Accounts receivable, net of allowance of $29 and $26 at March 31, 2015 and June 30, 2014, respectively	2,370	2,118
Inventories, net	2,239	1,888
Prepaid expenses and other current assets	904	1,367
Deferred income tax assets	1,719	1,719
Total current assets	24,561	27,001

Property and equipment, net	2,428	2,466
Goodwill	2,083	2,083
Intangible assets, net	1,448	1,272
Deferred income tax assets	2,205	2,204
Other assets	256	380
Non-current assets of discontinued operations	182	182
Total Assets	$33,163	$35,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,570	$2,062
Accrued liabilities	2,738	2,817
Accrued compensation and benefits	3,534	4,139
Income taxes payable	1,255	851
Deferred revenue	2,848	2,645
Current liabilities of discontinued operations	842	849
Total current liabilities	12,787	13,363

Deferred rent	436	461
Non-current liabilities of discontinued operations	741	1,124

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,880 and 8,861 issued and outstanding at March 31, 2015 and June 30, 2014, respectively.	9	9
Additional paid-in capital	79,310	78,011
Accumulated deficit	(60,120)	(57,380)
Total stockholders’ equity	19,199	20,640
Total liability and stockholders’ equity	$33,163	$35,588

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues	$15,987	$16,308	$46,313	$44,024
Cost of revenues	5,875	6,084	16,738	16,620
Gross profit	10,112	10,224	29,575	27,404
Operating expenses:
Selling and marketing expenses	2,285	2,465	6,799	6,779
General and administrative expense	4,155	4,046	13,433	11,958
Total operating expenses	6,440	6,511	20,232	18,737
Operating income	3,672	3,713	9,343	8,667
Interest income and other Income (expense), net	(40)	3	(42)	27
Income before provision for income taxes	3,632	3,716	9,301	8,694
Provision for income taxes	1,450	1,581	3,670	3,663
Income from continuing operations	2,182	2,135	5,631	5,031
Loss from discontinued operations, net of income taxes	(12)	(16)	(3)	(61)
Net income	$2,170	$2,119	$5,628	$4,970

Net income per basic share:
Income from continuing operations	$0.26	$0.26	$0.68	$0.62
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income per basic share	$0.26	$0.26	$0.67	$0.61

Net income per diluted share:
Income from continuing operations	$0.26	$0.26	$0.66	$0.61
Loss from discontinued operations	(0.01)	-	-	(0.01)

Net income per diluted share	$0.25	$0.26	$0.66	$0.60

Weighted average shares outstanding:
Basic	8,353	8,186	8,339	8,149
Diluted	8,531	8,274	8,517	8,219
Dividends declared per common share	$0.35	$0.325	$1.00	$0.975

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,628	$4,970
Discontinued operations	3	61
Income from continuing operations	5,631	5,031
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	974	907
Stock-based compensation expense	1,803	1,398
Provision for bad debts	5	19
Provision for inventory write-down	184	53
Provision for warranty	380	587
Gain on sale of property and equipment	(1)	(2)
Loss on sale of business	1	-
Change in operating assets and liabilities:
Accounts receivable	(261)	(493)
Inventories	(536)	(218)
Prepaid expenses and other	463	(220)
Other assets	125	(4)
Accounts payable and accrued liabilities	(904)	300
Accrued compensation and benefits	(605)	647
Income taxes payable	404	148
Deferred revenue	204	390
Deferred rent	(25)	(5)
Net cash provided by operating activities of continuing operations	7,842	8,538
Net cash used in operating activities of discontinued businesses	(471)	(429)
Net cash provided by operating activities	7,371	8,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	80	15
Purchase of business	(200)	-
Capital expenditures	(624)	(1,125)
Capitalized software	(250)	(110)
Patents and other intangibles	(40)	(14)
Proceeds from sale of property and equipment	2	7
Net cash used in investing activities	(1,032)	(1,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(8,415)	(8,046)
Payments for retirement of common stock	(504)	(156)
Proceeds from exercise of stock options	-	292
Net cash used in financing activities	(8,919)	(7,910)

Net decrease in cash and cash equivalents	(2,580)	(1,028)
Cash and cash equivalents at beginning of period	19,909	18,711
Cash and cash equivalents at end of period	$17,329	$17,683

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$3,264	$3,479

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “management”, “us”, “our”). At March 31, 2015, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC (our “Fiscal 2014 10-K”). Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, the provision or benefit for income taxes and related valuation allowances, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our Fiscal 2014 10-K.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. Management has determined that no impairment of goodwill or other long-lived assets had occurred as of March 31, 2015.

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

Stock Options

No stock options were granted during the three and nine months ended March 31, 2015 and 2014 and all remaining outstanding options were exercised in the three months ended December 31, 2014. The following table presents information relative to the stock options outstanding under all equity incentive plans as of June 30, 2014 and stock option activity during the nine months ended March 31, 2015. The closing price of our common stock as of June 30, 2014 was $19.59.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options:	(In Thousands)		(yrs.)	(In Thousands)
Outstanding at June 30, 2014	50	$17.82	0.43	$88
Exercised	(38)	$17.82	-	-
Cancelled	(12)	$17.82	-	-
Outstanding at March 31, 2015	-

Restricted Stock Awards

As previously reported, through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the level of operating income before stock-based compensation ("OI") achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through March 31, 2015, $1,557,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $113,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company will achieve the Performance Goal #2 by June 30, 2015.

In the three months ended December 31, 2014, an additional 18,957 restricted shares with a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI as the LTIP participants through June 30, 2018, as indicated in the following table:

Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	25%
The Maximum Performance Goal is Achieved	55%

In the third quarter of fiscal 2015, the Company continued to recognize expense on the assumption it was probable that the Company will achieve Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $169,000 and $991,000 in three and nine months ended March 31, 2015, respectively, related to that performance goal, representing the expense required to be recognized from the respective service inception dates through March 31, 2015.

Through March 31, 2015 total stock based compensation recognized for the LTIP shares, since inception of the LTIP program, was approximately $2,549,000.

At this time it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional stock-based compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such stock-based compensation expense should be recognized.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2015, we had cash and cash equivalents totaling approximately $17,329,000, of which approximately $14,048,000 was invested in money market accounts, and the balance of $3,281,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $883,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the banks’ FDIC insured deposit limits of approximately $16,820,000 at March 31, 2015.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. Two individual customers accounts receivable balances accounted for 10% of the Company’s total gross accounts receivable balances at March 31, 2015, whereas one customer receivable exceeded 10% of the Company’s total gross amounts receivable balance at June 30, 2014. Management performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $29,000 and $26,000 at both March 31, 2015 and June 30, 2014, respectively. Ultimately, management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% of our net revenues for both the three and nine months ended March 31, 2015, and 71% and 69% of our net revenues for the three and nine months ended March 31, 2014.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 17% and 13% of our total net revenues in the nine months ended March 31, 2015 and 2014, respectively.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2015 we capitalized approximately $217,000 and $250,000, respectively, of software development cost compared with $53,000 and $110,000 in the three and nine months ended March 31, 2014, respectively. In the three and nine months ended March 31, 2015, approximately $20,000 and $98,000, respectively, was recorded as amortization expense for capitalized software compared to $29,000 and $81,000 in the three and nine months ended March 31, 2014, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s then quarterly dividend policy, we paid quarterly cash dividends of $0.325 per share of common stock in the first and second quarters of fiscal 2015. In the third quarter of fiscal 2015, the Board of Directors approved an increase in the Company’s quarterly cash dividend to $0.35 per share of common stock, effective in the third quarter of fiscal 2015. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In May 2014, FASB issued an Accounting Standards Update No, 2014-12 on the Accounting for Share-Based Payments when the term of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award, if the performance target is achieved. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	June 30,
	2015	2014
Coins	$600	$552
Other collectibles	120	230
Grading raw materials consumable inventory	1,990	1,392
	2,710	2,174
Less inventory reserve	(471)	(286)
Inventories, net	$2,239	$1,888

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2015	2014
Coins and stamp grading reference sets	$281	$282
Computer hardware and equipment	2,254	2,307
Computer software	1,105	1,098
Equipment	4,452	3,943
Furniture and office equipment	1,064	1,015
Leasehold improvements	1,007	999
Trading card reference library	52	52
	10,215	9,696
Less accumulated depreciation and amortization	(7,787)	(7,230)
Property and equipment, net	$2,428	$2,466

4.	BUSINESS COMBINATION

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

Due to the immateriality of the consideration paid, no formal purchase price allocation was conducted although we attribute most of the value to the IQ tradename. Based on this preliminary evaluation, the amount of $200,000 has been classified as intangible assets in the accompanying condensed consolidated balance sheet at March 31, 2015.

Acquisition related costs of $3,000 were incurred and have been included in general and administrative expenses in the nine months ended March 31, 2015.

Approximately $21,000 and $26,000 in IQ revenue is included in net revenues for the three and nine months ended March 31, 2015, representing the revenues earned since the date of acquisition.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2015	2014
Warranty reserves	$1,550	$1,569
Other	1,188	1,248
	$2,738	$2,817

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2015 and 2014 (in thousands):

	Nine Months Ended March 31,
	2015	2014
Warranty reserve beginning of period	$1,569	$1,155
Provision charged to cost of revenues	380	587
Payments	(399)	(298)
Warranty reserve, end of period	$1,550	$1,444

6.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $1,380,000 at March 31, 2015, of which $639,000 was classified as a current liability, and $741,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at March 31, 2015. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

7.	INCOME TAXES

In the nine months ended March 31, 2015 and 2014, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 39% and 42%, respectively and such provisions include valuation allowances established against losses of foreign subsidiaries and in the nine month ended March 31, 2014, a discrete amount of $42,000 related to prior year estimated taxes.

8.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted average shares outstanding: Basic	8,353	8,186	8,339	8,149
Dilutive effect of stock options	-	19	2	19
Dilutive effect of restricted shares	178	69	176	51
Weighted average shares outstanding: Diluted	8,531	8,274	8,517	8,219

A total of 75,000 options to purchase shares of common stock and unvested restricted shares of common stock for the nine months ended March 31, 2014 were excluded from the computation of diluted income per share as they would have been anti-dilutive. There were no anti-dilutive options or restricted shares of common stock for the three and nine months ended March 31, 2015.

In addition, approximately 262,000 and 473,000 unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because we had not achieved the related performance goals at those dates.

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

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2015 and 2014, respectively. Net identifiable assets are provided by business segment as of March 31, 2015 and June 30, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenues from external customers:
Coins (including product sales)	$11,008	$11,659	$31,891	$30,420
Trading cards and autographs	3,671	3,505	11,154	10,464
Other	1,308	1,144	3,268	3,140
Consolidated total revenue	$15,987	$16,308	$46,313	$44,024
Amortization and depreciation:
Coins	$121	$138	$373	$346
Trading cards and autographs	51	41	151	93
Other	84	80	251	243
Total	256	259	775	682
Unallocated amortization and depreciation	47	79	199	225
Consolidated amortization and depreciation	$303	$338	$974	$907
Stock-based compensation:
Coins	$93	$95	$354	$209
Trading cards and autographs	41	60	197	136
Other	29	42	136	96
Total	163	197	687	441
Unallocated stock-based compensation	275	345	1,116	957
Consolidated stock-based compensation	$438	$542	$1,803	$1,398
Operating income:
Coins	$3,879	$3,997	$10,515	$9,850
Trading cards and autographs	708	533	2,235	1,623
Other	394	330	805	961
Total	4,981	4,860	13,555	12,434
Unallocated operating expenses	(1,309)	(1,147)	(4,212)	(3,767)
Consolidated operating income	$3,672	$3,713	$9,343	$8,667

	March 31,	June 30,
	2015	2014
Identifiable Assets:
Coins	$6,707	$6,636
Trading cards and autographs	1,427	1,475
Other	2,680	2,378
Total	10,814	10,489
Unallocated assets	22,349	25,099
Consolidated assets	$33,163	$35,588
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

10.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2015, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $179,000 and $828,000, compared with $218,000 and $930,000 for the three and nine months ended March 31, 2014. At March 31, 2015, the amount owed to the Company for these services was approximately $200,000, compared with $79,000 at June 30, 2014.

An associate of Richard Kenneth Duncan Sr., who as of October 3, 2014 was the beneficial owner of 6% of our outstanding shares, paid us grading and authentication fees of $208,000 and $748,000 in the three and nine months ended March 31, 2015, as compared to $281,000 and $870,000 in the same three and nine months of fiscal 2014. At March 31, 2015, the amount owed to the Company for these services was approximately $19,000, compared to $68,000 at June 30, 2014.

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

On April 23, 2015, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a fourth quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on May 29, 2015 to stockholders of record on May 15, 2015.

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

Overview of three and nine months ended March 31, 2015 Operating Results

The following table sets forth comparative financial data for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$15,987	100.0%	$16,298	99.9%	$46,304	100.0%	$43,956	99.8%
Product sales	-	-	10	0.1%	9	-	68	0.2%
	15,987	100.0%	16,308	100.0%	46,313	100.0%	44,024	100.0%
Cost of Revenues:
Grading authentication and related services	5,865	36.7%	6,061	37.2%	16,692	36.0%	16,548	37.6%
Product sales	10	-	23	230.0%	46	511.1%	72	105.9%
	5,875	36.7%	6,084	37.3%	16,738	36.1%	16,620	37.8%

Gross Profit:
Services	10,122	63.3%	10,237	62.8%	29,612	64.0%	27,408	62.4%
Product sales	(10)	-	(13)	(130.0% )	(37)	(411.1% )	(4)	(5.9)%
	10,112	63.3%	10,224	62.7%	29,575	63.9%	27,404	62.2%

Selling and marketing expenses	2,285	14.3%	2,465	15.1%	6,799	14.7%	6,779	15.3%
General & administrative expenses	4,155	26.0%	4,046	24.8%	13,433	29.0%	11,958	27.2%
Operating income	3,672	23.0%	3,713	22.8%	9,343	20.2%	8,667	19.7%
Interest and other income (expense), net	(40)	(0.3% )	3	-	(42)	(0.1% )	27	-
Income before provision for income taxes	3,632	22.7%	3,716	22.8%	9,301	20.1%	8,694	19.7%
Provision for income taxes	1,450	9.1%	1,581	9.7%	3,670	7.9%	3,663	8.3%
Income from continuing operations	2,182	13.6%	2,135	13.1%	5,631	12.2%	5,031	11.4%
Income (loss) from discontinued operations, net of income taxes	(12)	-	(16)	(0.1% )	(3)	-	(61)	(0.1% )
Net income	$2,170	13.6%	$2,119	13.0%	$5,628	12.2%	$4,970	11.3%
Net income per diluted share:
Income from continuing operations	$0.26		$0.26		$0.66		$0.61
Loss from discontinued operations	(0.01)		-		-		(0.01)
Net income	$0.25		$0.26		$0.66		$0.60

Service revenues decreased by 2% to $16.0 million in this year’s third quarter and increased 5% to $46.3 million in the nine months ended March 31, 2015, representing record nine months service revenues for our business. Coin service revenues decreased by 5.5% to $11.0 million in the third quarter of fiscal 2015 and increased by 5.0% to a coin nine-month record of $31.9 million in the nine months ended March 31, 2015. The lower coins services revenues in the third quarter of fiscal 2015, was primarily due to staging one less trade show in the quarter, but also reflects the challenge of generating on-going revenue growth when prior periods revenues were at record levels. Cards and autographs revenues increased by 4.7% and 6.6% in the three and nine months ended March 31, 2015, respectively, and the third quarter increase represented the 19th quarter of quarter-on-quarter revenue growth in that business.

Operating income was essentially flat at $3.7 million in the three months ended March 31, 2015 and increased by 8% to a nine-month record of $9.3 million in the nine months ended March 31, 2015, as compared to the same periods of the prior year. The nine month increase was earned despite us incurring higher litigation related legal expenses of $0.4 million and higher non-cash stock based compensation of $0.4 million. As discussed in the Form 10Q for the three months ended December 31, 2014, we are focused on providing higher value services to our customers although the overall average service fee earned in any period reflects the mix of services in that period.

These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2015, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three and Nine Months Ended March 31, 2015, Compared to the Three and Nine Months Ended March 31, 2014”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 87% of our service revenues in the nine months ended March 31, 2015. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading and revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because dealers generally request faster turnaround times for vintage or classic coins and trading cards than they do for modern submissions, as vintage or classic collectibles generally are of significantly higher value than modern coins and trading cards; and (iv) as discussed above, the volume and timing of marketing programs for modern coins. Furthermore, because a significant proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 22% and 17% of our total net revenues in the three and nine months ended March 31, 2015, respectively. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three and nine months ended March 31, 2015 and 2014, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2015		2014		2015		2014
Coins	559,100	57.2%	593,400	58.5%	635,671	94.5%	528,480	94.7%
Trading cards and Autographs(1)	417,900	42.8%	420,100	41.5%	36,768	5.5%	29,680	5.3%
Total	977,000	100.0%	1,013,500	100.0%	672,439	100.0%	558,160	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2015		2014		2015		2014
Coins	1,532,800	54.5%	1,528,900	54.7%	1,596,464	93.6%	1,354,320	92.6%
Trading cards and Autographs(1)	1,281,300	45.5%	1,265,500	45.3%	109,834	6.4%	108,064	7.4%
Total	2,814,100	100.0%	2,794,400	100.0%	1,706,298	100.0%	1,462,384	100.0%

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

As previously reported, on January 22, 2015, we announced that the Board of Directors had authorized an increase in our quarterly cash dividend to $0.35 per share from $0.325 per share of common stock, to an annualized rate of $1.40 per share from $1.30 per share.

Critical Accounting Policies and Estimates

Except as discussed below, during the nine months ended March 31, 2015, there were no changes in our critical accounting policies or estimates that are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2014. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the quarter ended September 30, 2014, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in previous years, and any material changes in the estimated cash flows of the reporting units, and determined that it was, more likely than not, that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill. Therefore, it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation. We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

As previously reported, through June 30, 2014 the Company had issued 523,378 shares (net of forfeitures) under the Company’s Long-Term Incentive Plan (“LTIP”) with a grant date fair value of approximately $6,700,000. Based on the level of operating income before stock-based compensation (“OI”) achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Goal #1 and therefore in accordance with the terms of the LTIP up to 25% of the LTIP shares will vest, of which 12.5% vested upon the determination that the goals had been achieved and 12.5% will vest on June 30, 2015, assuming continuous service by the LTIP participants. Through March 31, 2015, $1,557,000 of expense has been recognized related to the Threshold Performance Goal and Intermediate Goal #1 and an additional $113,000 will be recognized through June 30, 2015 assuming continuous service, such that by June 30, 2015, $1,670,000 of expense will have been recognized related to those performance goals.

At September 30, 2014, based on the significantly improved level of operating income before stock based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve the Performance Goal #2 by June 30, 2015.

In the nine months ended March 31, 2015, an additional 18,957 restricted shares with a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI as the LTIP participants through June 30, 2018, as indicated in the following table:

Percent of LTIP Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	25%
The Maximum Performance Goal is Achieved	55%

In the third quarter of fiscal 2015, the Company continued to recognize stock-based compensation expense on the assumption it was probable that the Company will achieve Performance Goal #2 by June 30, 2015. Therefore, the Company recognized stock-based compensation expense of approximately $169,000 and $991,000 in three and nine months ended March 31, 2015, respectively related to that performance goal, representing the expense required to be recognized from the respective service inception dates through March 31, 2015.

Through March 31, 2015 total stock based compensation recognized in respect of the LTIP shares, since inception of the LTIP program, was approximately $2,549,000.

At this time it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2015 or future periods. Management will continue to reassess at each reporting date whether any additional stock-based compensation expense should be recognized based on the probability of achieving additional milestones under the LTIP, and the period over which such stock-based compensation expense should be recognized.

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

Results of Operations for the Three and Nine Months Ended March 31, 2015, Compared to the Three and Nine Months Ended March 31, 2014

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, including related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts and Collectors Club; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our coin authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three and nine months ended March 31, 2015 and 2014 between authentication and grading services revenues, other related services revenues and product sales (in thousands):

	Three Months Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$13,727	85.9%	$14,126	86.6%	$(399)	(2.8%	)
Other related services	2,260	14.1%	2,172	13.3%	88	4.1%
Total service revenues	15,987	100.0%	16,298	99.9%	(311)	(1.9%	)
Product sales	-	-	10	0.1%	(10)	(100.0%	)
Total net revenues	$15,987	100.0%	$16,308	100.0%	$(321)	(2.0%	)

	Nine Months Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$40,136	86.7%	$37,625	85.5%	$2,511	6.7%
Other related services	6,168	13.3%	6,331	14.4%	(163)	(2.6%)
Total service revenues	46,304	100.0%	43,956	99.9%	2,348	5.3%
Product sales	9	-	68	0.1%	(59)	(86.8%)
Total net revenues	$46,313	100.0%	$44,024	100.0%	$2,289	5.2%

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues			Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%		Number	%
Coins	$11,008	68.9%	$11,649	71.4%	$(641)	(5.5%	)	(34,300)	(5.8%	)
Cards and autographs (1)	3,671	23.0%	3,505	21.5%	166	4.7%		(2,200)	(0.5%	)
Other (2)	1,308	8.1%	1,144	7.0%	164	14.3%		-	-
Product sales	-	-	10	0.1%	(10)	(100.0%	)	-	-
	$15,987	100.0%	$16,308	100.0%	$(321)	(2.0%	)	(36,500)	(3.6%	)

	Nine Months Ended March 31,
					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$31,882	68.8%	$30,353	68.9%	$1,529	5.0%	3,900	0.3%
Cards and autographs (1)	11,154	24.1%	10,464	23.8%	690	6.6%	15,800	1.2%
Other (2)	3,268	7.1%	3,139	7.1%	129	4.1%	-	-
Product sales	9	-	68	0.2%	(59)	(86.8%)	-	-
	$46,313	100.0%	$44,024	100.0%	$2,289	5.2%	19,700	0.7%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

Total service revenues were $15,987,000 and $46,304,000 for the three and nine months ended March 31, 2015, respectively, compared with $16,298,000 and $43,956,000 for the three and nine months ended March 31, 2014, respectively and represented record nine months service revenues for our business. In the three months ended March 31, 2015, our total service revenues decreased by $311,000 or 1.9% compared to the three months ended March 31, 2014, due to a $399,000 or 2.8% reduction in authentication and grading fees, partially offset by an increase in other related services of $88,000 or 4.1%. In the nine months ended March 31, 2015, our total services revenues increased by $2,348,000 or 5.3%, compared to the nine months ended March 31, 2014 and comprised an increase of $2,511,000 or 6.7% in authentication and grading fees partially offset by a $163,000 or 2.6% reduction in other related services.

The reduction in authentication and grading fees in the three months ended March 31, 2015 was comprised of a reduction in coin fees of $571,000 or 5.2% partially offset by an increase of $172,000 or 5.4% in cards and autographs fees. The increase in authentication and grading fees in the nine months ended March 31, 2015 comprised of increases of $1,795,000 or 6.4% in coins fees and $716,000 or 7.5% in cards and autographs fees.

Despite the net decrease in our coin fees in the third quarter we continue to experience a strong coin market that began in the second half of fiscal 2014 and the reduction in coin fees primarily reflects one less trade show in the third quarter of fiscal 2015 compared to third quarter of fiscal 2014. In the third quarter of fiscal 2015, the average service fees earned for coins were substantially unchanged from the third quarter of fiscal 2014, whereas for the nine months, the 5.2% increase in coin fees compared to a 0.3% increase in the number of coins authenticated and graded, reflecting higher average service fees earned due to the mix of services in the respective period, as we focus on providing higher value services to our customers.

The changes in our coin service fees, in each case in the three and nine months ended March 31, 2015, as compared to the same respective periods of the prior year, respectively, were comprised of : (i) increases in vintage fees of $542,000 or 19.2% and $1,414,000 or 17.0% (ii) a decrease of $57,000 or 1.2% and an increase of $1,297,000 or 12.8% in modern fees (iii) decreases in show fees of $912,000 or 38.6% and $881,000 or 15.4% and (iv) decreases in world fees (including our overseas operations) of $144,000 or 12.8% and a $35,000 or 0.9%. There was one less trade show in this year’s third quarter. In addition, in both this year’s three and nine months, we earned lower average authentication and grading fees on a per show basis, primarily, due to two larger customers submitting lesser numbers of coins for authentication and grading in the periods.

Coin fees in the three and nine months ended March 31, 2015 benefited from revenues of approximately $329,000 and $2,780,000, respectively, earned from the Baseball Hall of Fame and Kennedy anniversary coins programs. In addition, coin fees generated by our overseas operations, represented 4.1% and 6.4% of total service revenues in the three and nine months ended March 31, 2015, respectively, as compared to 5.1% and 6.6% for the three and nine months ended March 31, 2014, respectively.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margins”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

The increased other related services of $88,000 in the three months ended March 31, 2015, reflects higher Expos revenues in the third quarter of fiscal 2015 due to higher auction contract revenues. The reduction of $163,000 in other related services in the nine months ended March 31, 2015 reflects lower click-through commissions due to changes in affiliate revenue sharing programs and lower on-line advertising.

The 4.7% increase in revenues from our cards and autographs business in the three months ended March 31, 2015 represented the 19th quarter of quarter-on-quarter of revenue growth for cards and autographs.

Prior to the third quarter of fiscal 2015, the Company had generated 8 quarters of quarter-on-quarter consolidated revenue growth and, therefore, as demonstrated by the reduction in revenues in the third quarter of fiscal 2015, future revenue growth may be challenging. We earned record revenues in the fourth quarter of fiscal 2014, and, therefore, it remains uncertain as to the level of revenue growth, if any, which the Company will be able to achieve in the fourth quarter of fiscal 2015.

Our coin revenues represented approximately 69% of total service revenues in both the three and nine months periods ended March 31, 2015, and reflect our continued dependence on and the importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit and gross profit margins in the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
		Gross Profit		Gross Profit		Gross Profit		Gross Profit
	Amount	Margin	Amount	Margin	Amounts	Margin	Amounts	Margin
Gross profit-services	$10,122	63.3%	$10,237	62.8%	$29,612	64.0%	$27,408	62.4%
Gross profit–product sales	(10)	-	(13)	(130.0)%	(37)	(411.1%)	(4)	(5.9)%
Total	$10,112	63.3%	$10,224	62.7%	$29,575	63.9%	$27,404	62.2%

As indicated in the above table, our services gross profit margin was 63.3% and 64.0% for the three and nine months ended March 31, 2015, respectively, compared to and 62.8% and 62.4%, respectively, for the three and nine months ended March 31, 2014. The increase in the gross profit margin in the nine months ended March 31, 2015, was primarily attributable to an increase in the average service fees earned, as we continue to focus on providing higher value services to our customers. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2014, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Selling and marketing expenses	$2,285	$2,465	$6,799	$6,779
Percent of net revenue	14.3%	15.1%	14.7%	15.3%

Sales and marketing expenses represented 14.3% and 14.7% of net revenues, in the three and nine months ended March 31, 2015, respectively, compared to 15.1% and 15.3% of net revenues in the three and nine months ended March 31, 2014, respectively. The dollar reduction of $180,000 in selling and marketing expenses in the three months ended March 31, 2015, compared to the third quarter of fiscal 2014, primarily reflected lower trade show costs due to staging one less trade show in the period. Selling and marketing expenses were substantially unchanged in the nine months ended March 31, 2015 compared to the same nine months of the prior year.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
General and administrative expenses	$4,155	$4,046	$13,433	$11,958
Percent of net revenue	26.0%	24.8%	29.0%	27.2%

G&A expenses increased by $109,000 and $1,475,000 in the three and nine months ended March 31, 2015, respectively, as compared to the same periods of fiscal 2014 and represented 26.0% and 29.0% of net revenues, in the three and nine months ended March 31, 2015, respectively, as compared to 24.8% and 27.2% of net revenues in the same periods of the prior year. These increases included (i) IT and general payroll and incentive related increases of $124,000 and $449,000, respectively, incurred to support the growth of the business and in the case of incentive increases, reflecting the improved performance of the business, and (ii) higher consulting and third party service fees of $88,000 and $65,000 in support of content initiatives, in each case in the three and nine months ended March 31, 2015 respectively compared to three and nine months ended March 31, 2014. Higher legal costs of $436,000 were incurred in the nine months ended March 31, 2015, primarily attributable to ligation related matters. In addition, G&A stock-based compensation decreased by $116,000 and increased by $365,000 due to the timing of LTIP costs recognized (see below), in the three and nine months ended March 31, 2015, respectively.

Stock-Based Compensation

The Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2015	2014	2015	2014
Cost of authentication, grading and related services	$11	$11	$34	$34
Selling and marketing expenses	12	-	40	-
General and administrative expenses	415	531	1,729	1,364
	$438	$542	$1,803	$1,398

The amount of stock-based compensation recognized in any period can vary depending upon management’s assessment as to whether it has become probable that the Company will achieve performance goals under the LTIP. When it becomes probable that a performance goal will be achieved, there is a catch-up of expense in that period reflecting the expense required to be recognized from the service inception date through the period when it became probable that the goal will be achieved which will lead to somewhat higher expense in that period. Thereafter, stock-based compensation expense is recognized over the expected remaining service period to vesting. The decrease in stock-based compensation expense in the three months ended March 31, 2015, of $104,000 and the increase of $405,000 in the nine months ended March 31, 2015, was due to management’s assessment as to when the Company would achieve the Threshold and Performance Goal #1 in fiscal 2014 and Performance Goal #2 in fiscal 2015. See Critical Accounting Policies: Stock-Based Compensation above.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,088,000 related to unvested stock-based awards at March 31, 2015 and represents the expense expected to be recognized through fiscal year 2018, on the assumption that the holders of the equity awards will remain in the Company’s service through 2018 and the Company will achieve Performance Goal #2 in fiscal 2015. The amounts do not include the expense or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) achieving any additional Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2015 (remaining 3 months)	$434
2016	594
2017	31
2018	29
$1,088

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In Thousands)
Provision for income taxes	$1,450	$1,581	$3,670	$3,663

The income tax provisions for the three and nine months ended March 31, 2015, respectively, represented estimated annual effective tax rates of approximately 40% and 39%, as compared to 43% and 42% in the three and nine months ended March 31, 2014, respectively. The reduction in the effective tax rates in the three and nine months ended March 31, 2015, reflects improved pre-tax results in our overseas operations.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(12)	$(16)	$(3)	$(61)

The losses from discontinued operations (net of income taxes) for both the three and nine months ended March 31, 2015 and 2014, respectively, represent accretion expense associated with the Company’s ongoing obligations related to the New York City facilities, formerly occupied by our discontinued jewelry businesses, offset in the nine months ended March 31, 2015 by royalty income realized from our discontinued currency business.

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

At March 31 2015, we had cash and cash equivalents of approximately $17,329,000, as compared to cash and cash equivalents of $19,909,000 at June 30, 2014.

Cash Flows.

Cash Flows from Continuing Operations. During the nine months ended March 31, 2015 and 2014, our operating activities from continuing operations generated cash of $7,842,000 and $8,538,000, respectively, primarily attributable to the income generated from operations in those periods. The lower cash provided by operating activities in the nine months ended March 31, 2015, as compared to the same period of the prior year, despite the improved operating results, reflects the payment of higher annual incentives in the first nine months of the fiscal 2015 compared to the first nine months of fiscal 2014 and a lower level of accounts payable due to the timing of vendor payments.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $471,000 and $429,000 in the nine months ended March 31, 2015 and 2014, respectively, which consisted primarily of payments of our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash used by Investing Activities. Investing activities used cash of $1,032,000 in the nine months ended March 31, 2015 which included capital expenditures and capitalized software of $874,000 and $200,000 used for the purchase of the intangible assets of IQ partially offset by cash generated from royalties from our discontinued currency business. In the nine months ended March 31, 2014 investing activities used $1,227,000, primarily for capital expenditures.

Cash used in Financing Activities. In the nine months ended March 31, 2015, financing activities used cash of $8,919,000, which included $8,415,000 of cash dividends paid to our stockholders and $504,000 paid for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares. In the nine months ended March 31, 2014, we used cash of $7,910,000 which included $8,046,000 of cash dividends paid to stockholders and $156,000 used to repurchase common stock to satisfy employee tax withholdings on the vesting of restricted shares, partially offset by $292,000 proceeds from the exercise of stock options.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, offsetting sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2015(remaining three months)	$450	$20	$430
2016	1,545	82	1,463
2017	1,419	84	1,335
2018	1,439	87	1,352
2019	1,049	66	983
Thereafter	160	-	160
	$6,062	$339	$5,723

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2015(remaining three months)	$230	$50	$180
2016	635	99	536
2017	470	-	470
2018	245	-	245
	$1,580	$149	$1,431
Less: Discounted estimated fair value of lease payments			(1,347)
Accretion expense to be recognized in future periods			$84

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $1,347,000 and an estimate of $33,000 for the operating expenses related to the leased properties.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. Our dividend policy through the second quarter called for us to pay quarterly cash dividends of $0.325 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.30 per common share. As previously reported, on January 22, 2015, the Board of Directors approved an increase in our quarterly cash dividend to $0.35 per share for an expected total annual cash dividend of $1.40 per common share.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2015, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth fiscal quarter of 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services for our existing customers and other collectibles customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions to expand the services we provide to our collectibles customers; (v) to fund the continuing payment of cash dividends; (vi) to pay the obligations of the two facilities formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2015, we had $17,329,000 in cash and cash equivalents, of which, $14,048,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

Cash balances overseas at March 31, 2015 were approximately $883,000 and were mainly in China and France. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 that we filed with the SEC on August 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith and not filed.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: May 6, 2015	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 6, 2015	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished here with and not filed.

E-1