Form 10-K
period 2015-06-30
COLLECTORS UNIVERSE INC
filed 2015-08-27
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes ☐   No ☒

As of December 31, 2014 , the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $143,092,000 based on the per share closing price of $20.86 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 22, 2015, a total of 8,881,874 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2015, for its 2015 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

PART I

ITEM 1.     BUSINESS

Overview

We provide authentication and grading services to dealers and collectors of coins, trading cards, event tickets, autographs and historical and sports memorabilia (“collectibles”). We believe that our authentication and grading services add value to these collectibles by enhancing their marketability and thereby providing increased liquidity to the dealers, collectors and consumers that own and buy and sell them.

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

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related services, which consist of (i) the sale of advertising and click-through commissions earned on our websites, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts.com website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we conduct. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2015, we have authenticated and graded more than 30 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2015, had authenticated and graded over 24 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in each of the fiscal years 2013 to 2015:

	Units Processed
	2015		2014		2013
Coins	2,067,300	55%	2,075,300	55%	1,761,700	53%
Trading cards	1,269,800	34%	1,259,100	33%	1,165,400	35%
Autographs	434,900	11%	431,800	12%	376,600	12%
Total	3,772,000	100%	3,766,200	100%	3,303,700	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards and autographs that were submitted to us for authentication or grading:

	Declared Values (000’s)
	2015		2014		2013
Coins	2,093,900	93%	$1,887,000	93%	$1,487,000	92%
Trading cards	109,800	5%	99,000	5%	90,000	6%
Autographs	35,800	2%	38,000	2%	35,000	2%
Total	2,239,500	100%	$2,024,000	100%	$1,612,000	100%

Our revenues are comprised principally of our authentication and grading service fees. Those fees range from $2 to over $10,000 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2015, our authentication and grading fees, per item processed, for all of our businesses averaged $14.09, and our coin authentication and grading fees ranged from $2 to over $10,000, and averaged $19.07, per coin.

In the case of trading cards, in fiscal 2015, the authentication and grading fees ranged from approximately $2 to $500 and averaged $6.86, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

The Impact of eBay and Other e-Commerce Websites on the Collectible Markets. The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as Amazon, has overcome many of the inefficiencies that had characterized the traditional collectibles markets. eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminate or reduce the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) continually provide updated information. However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet. Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet. As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, and individual dealer-owned websites, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide. Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers. The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. As of June 30, 2015, we employed 24 experts who have an average of 28 years of experience in the collectible coin market. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2015, we employed 16 experts who have an average of 29 years of experience in the collectible trading card market. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where the “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2015, we employed 6 autograph experts with an average of 26 years of experience in the autograph memorabilia market, as well as outside consultants that we use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services. CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990, with similar operations for uncertified coins dating back to the 1960s. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to US for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are over 95,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating over $120 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 5,400 PSA Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service, some of which is available for a fee and some of which is available without charge. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

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

Although we have authenticated and graded over 30 million coins since the inception of PCGS, and over 24 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our service offerings to customers, we have:

■	expanded our geographical reach by opening offices in Paris, France, Hong Kong and Shanghai, China which represented approximately 7% of total revenues in fiscal 2015;

■

expanded our services offering to include PCGS Secure Plus and Reconsideration and Restoration Services. PCGS Secure Plus uses a laser scanning process to help detect coins that have been artificially enhanced since their last certification and can help identify recovered stolen coins;

■

enhanced our marketing programs to promote our brands and services directly to Internet, other auction-related businesses and high-volume distributors of modern coins which emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

■	provide special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

■

provided numismatic information and value added content through our CoinFacts websites and card facts, including dedicated pages for coins and access to information that can help determine coin values, including the PCGS Population Report auction prices realized and an expanded price guide;

■

participated at collectibles industry trade shows and organized “members only” shows for PCGS authorized dealers and Collectors Club members, at which we offer on-site authentication and grading services to facilitate collectibles trading activities;

■	established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

■

developed and expanded our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and increase traffic on our websites;

■

developed and linked buying and selling demand from our Set Registry program to Collectors Corner in order to increase the referrals of coin and trading card collectors to Collectors Corner dealer-subscribers;

■	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

■	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services; and

■	expanded our website information services, including auction results, reference materials and ongoing collectibles price guides and rarity reports; and

■

developed software that will enable collectors, with a minimum amount of time and effort, locate items they are interested in buying. The software aggregates and organize collectibles listings from many sellers and multiple collectibles categories or markets. Our initial efforts are focused on those markets where we have expertise and experience. We expect to be able to monetize the provision of this information through agreements with sellers. Through June 30, 2015, we have invested approximately $0.5 million in Collectors.com.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia. Our trained and experienced authentication and grading experts determine the authenticity of and using uniform quality standards, assign quality grades to these collectibles.

PCGS. Our authentication and grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of our authentication and grading process. Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions with respect to the authenticity and quality grade, independently assigned by each of them, are the same. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade. The coin’s authenticity and grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary. Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, the PCGS hologram and brand name and if requested by the customer, special inserts that can enhance the collectible value of the coin.

PSA. On receipt of trading cards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the trading card into our proprietary computerized inventory system that enables us to track the trading cards throughout our authentication and grading process. Only after the authentication and grading process is complete is the trading card reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the trading card. The trading card is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label that identifies the trading card, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

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

Marketing

We employ both “pull” and “push” strategies in marketing our services to dealers and collectors of high-value collectibles. For collectibles, our “pull” strategies are designed to promote our brands, increase the preference among collectors for our authentication and grading services and encourage collectors to communicate that preference to their collectibles dealers, because most authentication and grading submissions are made by dealers. In our experience, if a customer requests a particular grading service, the dealer ordinarily will comply with that request. On the other hand, if the customer expresses no preference, the dealer will make its own choice of authentication and grading service or may even decide not to submit the collectible to an independent service for authentication and grading. Therefore, our “pull” oriented marketing programs emphasize (i) the protections that collectors and retail customers will have if they purchase collectibles that we have authenticated and graded; and (ii) the improved marketability and higher prices that they and the associated retailers can realize if they use our independent third-party authentication and grading services. Our “push” strategy, on the other hand, is designed to market our services directly to collectibles dealers to encourage them to use and promote our services.

Our “Pull” Strategy. We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us. Those programs and initiatives include:

■

Direct Advertising. We directly address collectors by advertising our services in trade media, on-line and through social media. In addition, we make personal appearances at major, national-market and international trade shows around the world that are attended by collectors, as well as dealers. We also participate in and support programs conducted by non-profit associations whose members are primarily collectors, such as the American Numismatic Association.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 181,000 sets were registered on our Set Registries as of June 30, 2015, which represents a 7% increase over the number registered as of June 30, 2014.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $69 to $349, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2015, there were approximately 16,200 members in our Collectors Clubs.

■

Certified Coin Exchange (“CCE”) Business-to-Business Website. The CCE website is a business-to-business website where recognized dealers make a market in and over which they can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 100,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

■

Collectors Corner Business-to-Consumer Website. We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and purchase coins, trading cards and items of currency being offered for sale by dealers. At June 30, 2015, there were over 95,000 collectibles listed for sale on Collectors Corner. All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Items are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded items.

Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in consumer confidence that is attributable to our independent authentication and grading of those collectibles. These marketing programs include:

■

Trade Publication Advertising and Direct Communications. We communicate to dealers and auctioneers by direct contact and through advertising in trade media and on-line in the respective markets. We also communicate with our dealers and with auctioneers by direct mail, email, and telephone.

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

■

Expos. We own Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows staged in Long Beach, California. Those shows are conducted three times a year and enable us to showcase our services and expertise better than at trade shows that we do not own or operate. In addition, Expos assures us of the continued availability of this show venue for our onsite authentication and grading services.

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PSA	Coin Universe
Professional Coin Grading Services	PSA/DNA	Collectors.com
PCGS	Quick Opinion	Expos Unlimited
PCGS Secure	Sports Marketing Report	Long Beach Coin, Stamp and Collectibles Expo
First Strike	Set Registry
CoinFacts	Rookie Graph
PCGS3000	Certified Coin Exchange
History in Your Hands	CCE
PCGS Currency	Collectors Corner
Professional Sports Authenticator	FACTS

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2015, we employed 46 experts in our authentication and grading operations, who have from 7 to 54 years, and an overall average of 28 years, of experience. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, or (ii) have been trained by us in our authentication and grading methodologies and procedures, and/or had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, at the customer’s option, to pay the difference in value of the item between its original grade as compared with its lower grade. Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty policy to purchase the coin or trading card at the price that the then-owner paid for that collectible. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, we would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering. See footnote 8 to the consolidated financial statements included elsewhere in this report, for activity in our warranty reserves for fiscal years 2013 to 2015.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs or memorabilia.

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

Supplies

In order to obtain volume discounts through June 30, 2015, we have chosen to purchase substantially all of the injection-molded plastic parts for our clear plastic holders principally from two suppliers. We have chosen to order our most critical high-volume plastic part from both of these suppliers. We choose one or the other of these suppliers to manufacture other less critical parts. We typically concentrate the purchase of holders through one supplier when developing new holders. There are numerous suppliers for these parts, and we believe that, if necessary, we could obtain those parts from other suppliers without incurring significant costs. However, if it became necessary for us to obtain any parts from another supplier, we might have to arrange for the fabrication of a die for the new supplier. Fabrication of high-value precision dies can be a lengthy process. Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe the inventory of parts we maintain is sufficient to give us the time to have another supplier build the parts, should the need to do so arise or should we decide to use another supplier for certain parts.

Competition

Coin Authentication and Grading. Our principal competitors in the coin authentication and grading market are Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading and ANACS, all of which are privately owned businesses.

Trading Card Authentication and Grading. Our primary competitors in trading card authentication and grading are Beckett Trading Card Grading Corporation, and Trading Card Guaranty, LLC.

Autograph Authentication and Grading. In the vintage autograph authentication market, we compete with James Spence Authentication (“JSA”) and a few smaller competitors.

We believe that the principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness; (ii) an established reputation for integrity, independence and consistency in our approach to establishing authenticity and in the application of grading standards; and (iii) responsiveness of service. We have found that price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values. We believe that our PCGS, PSA and PSA/DNA brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets. Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market. However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop. The limited supply of experienced collectibles experts also operates as a barrier to entry.

Information Technology

IT Systems. We have developed a number of proprietary software systems for use in our authentication and grading operations, as well as for the operation and maintenance of our websites. Custom applications include grading systems, inventory control and order tracking systems, and other internally developed applications to manage the day-to-day operations of the Company. Websites have multiple customer-facing content/information systems, including (but not limited to) PSA CollectibleFacts, PCGS CoinFacts, multiple price guide and population reports, and multiple eCommerce solutions. Internally, these websites and applications are managed through a proprietary content management system. The majority of internally developed systems are written in Microsoft C# .NET and, in some limited cases, Microsoft Visual Basic .NET (all using a number of high-availability Microsoft SQL Server clusters on the back end).

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

In addition to the Southern California data center, smaller internal-use-only local area networks exist in our Southern California, New Jersey, Paris, Shanghai, and Hong Kong operations centers. However, the Information Technology infrastructure in those smaller offices is limited. Therefore any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services. These risks are mitigated by a comprehensive data backup/protection solution, which includes regular rotation of offsite data storage. We are also in the process of transitioning many of our key business systems to the Amazon Web Services (AWS).

Cyber Security. Cyber security is one of our top priorities and is always contemplated when developing and deploying new systems (both software and hardware). To this end, key staff members maintain industry-standard security and audit certifications and regularly expand their security knowledge and deploy new security tools as considered necessary.

We maintain multiple Internet connections for both web serving and outbound Internet access. Internet access points (across all offices) are protected with Palo Alto enterprise-level firewalls and security products. Additionally, access to critical network components is protected by both local Intrusion Detection Systems (IDS) and a security-centric managed service provider. In addition to the constant monitoring of these security devices, network security scans (of both internal and publicly-accessible servers) are performed on a regular basis. These scans include penetration/intrusion testing, vulnerability assessments, and attack surface analysis. We have multiple overlapping security infrastructures to mitigate potential single failures. However, as many other businesses have experienced, there can be no assurance that the security measures we have adopted will prove to be adequate to enable us to detect and prevent all cyber-security breaches that could lead to the theft by hackers of confidential information entrusted to us by our customers, including passwords and credit card numbers. See “Risk Factors-Our business is subject to online security risks, including security breaches” below in this report.

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

Employees

As of June 30, 2015, we had a total of 290 employees, of which 257 were full-time employees and 33 were part-time employees. Our authentication and grading-related businesses employed 233 people, including our 46 experts and 31 customer service and support personnel. Of the other 57 employees, 16 work in information services, 9 in marketing, 5 in our CCE subscription business, 10 in our Expos business (of which 9 were part-time employees) and 17 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

Available Information

Our internet address is www.collectorsuniverse.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our websites and the information contained thereon are not part of, nor are they incorporated into, this Report.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles and the popularity of certain coins released by the United States Mint. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions to us and in the requests we receive for faster turnaround times resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our coin grading fees starting in the fourth quarter of fiscal 2012 and continuing through the first half of fiscal 2013, and again in the fourth quarter of fiscal 2015 that the popularity of collectibles for certain specific coin programs, can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our dependence on coin authentication and grading services for most of our revenues makes us vulnerable to changes in economic conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 68%, 69% and 64% of our total net revenues in fiscal 2015, 2014 and 2013, respectively. Our modern coin authentication and grading revenues represented approximately 24% of our total revenues in fiscal 2015. We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins and (iv) short-term changes in the value of gold around the time of trade shows. This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

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

Temporary consumer popularity or “fads” among collectors, or the popularity of certain coin marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees earned on collectibles that we authenticate and grade. Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, or pressure on the level of fees we can charge customers, and could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 17% of our total net revenues in fiscal 2015.

During the year ended June 30, 2015, five of our customers accounted, in the aggregate, for approximately 17% of our total net revenues. As a result, the loss of any of those customers, each of which is a collectibles dealer, or a decrease in the volume of grading submissions by any of them as a result of a change in the popularity of the programs they submit under, could cause our net revenues to decline and, therefore, could harm our operating results.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. As discussed under our growth strategy on Page 7, we are investing in Collectors.com on the expectation that over time we can generate revenues from sellers of collectibles from aggregating collectibles items for sale. In addition, in recent years we began offering and providing coin authentication and grading services in Paris, Hong Kong and Shanghai. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable, which could lead to impairments of amounts capitalized and negatively impact our operating results.

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

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, or in the case of Hong Kong, in U.S. dollars. Through June 30, 2015, the impact of fluctuations in foreign currencies on our financial results has been immaterial, although we did experience foreign currency losses primarily associated with the decline of the Euro in relation to the U.S. Dollar in fiscal 2015. There can be assurance that there will not be changes in foreign exchange rates that would adversely affect our results of operations in the future, if our international operations increase in size.

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

We have developed a reputation as one of the leading third party providers of collectibles authentication and grading services, as well as related services, as a result of a number of factors including, we believe, the rigorousness and consistency of our grading standards and the integrity of our grading processes, which enables us to provide warranty protection to our customers, our knowledge of the collectibles markets in which we operate, and innovative programs and services that we have developed and are able to offer to our customers, including the Collectors Club, our Set Registry Programs and our Certified Coin Exchange dealer-to-dealer Internet bid-ask market. As a result, our continued success is heavily dependent on our maintaining that reputation among collectibles dealers and collectors. Failures or errors in authentication or grading processes, such as inconsistent application of grading standards or incidents that put the integrity of those processes into question, could significantly impair our reputation in the marketplace which, in turn, could lead to a loss of customer confidence and a decrease in the demand for our services and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in previous years. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed. As a result, we monitor the adequacy of our warranty reserves on an ongoing basis. For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience. As a result, we recognized an additional expense in 2008 to provide for those claims. We also increased our warranty accrual rate to reflect this higher warranty claims experience. Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008. See note 8 to the consolidated financial statements for activity on our warranty reserves for fiscal years 2013 to 2015.

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

The Company’s current policy is to pay cash dividends to stockholders at $0.35 per share per quarter. Our dividend policy was changed in the third quarter of fiscal 2015 to increase the quarterly dividend from $0.325 to $0.35 per share. However, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business, including the payment of federal income taxes. Therefore, there is no assurance that the amount of the current quarterly cash dividend will not be reduced or the payment of cash dividends will not be suspended or discontinued by the Board of Directors. See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES”─Dividends in Part II, Item 5 of this Annual Report.

Our reliance on two suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of this part between our two supplies. For our other parts, we have one or the other of these suppliers manufacture the part. In addition, when developing new holders, we concentrate the purchase of holders through one supplier initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, which should give us more time to arrange production in the event of a termination of or interruption in service from either of our existing suppliers. However, if the replacement holders obtained from other suppliers are not of comparable quality to those produced by our existing suppliers, or counterfeit holders were manufactured by other suppliers, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

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

We do not have redundant computer systems at any locations that are remote from Southern California. As a result, if any such events, disruptions or other of these problems were to occur, we could become unable to access information that is critically important to our ability to continue our operations without costly interruptions in the delivery of our services which could harm our business, operating results and financial condition. In fiscal 2015 the company began a transition of many of its key business systems to the Amazon Web Services (AWS) cloud in order to mitigate these risks.

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

The Company has sublet one of its facilities in New York City that had formerly been occupied by our discontinued jewelry businesses. Should the subtenant not fulfill its rental obligations to us under the sublease, which are payable over the lease term through December 31, 2015, it would adversely affect the cash used by discontinued operations and increase the losses from discontinued operations we incur in future periods.

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

We have not conducted an exhaustive search of possible prior users of our unregistered trademarks or service marks. Therefore, it is possible that our use of some of these trademarks or service marks may conflict with the rights of others. As a result, we could face litigation or lose the use of some of these trademarks or service marks, which could have an adverse effect on our name recognition and result in a decrease in our revenues and an increase in our expenses.

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

Affiliates of the Company own a total of approximately 1,444,000 shares (or about 16% of the 8,881,874 shares that were outstanding at June 30, 2015) which are not included in our public float. As a result, the trading volume of our shares is relatively low at a daily average of approximately 21,000 shares over the 90 days ended June 30, 2015, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. These factors may depress, and make it more difficult to achieve increases in, the trading price of our shares.

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

■

changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals, or the existence or absence or the popularity of U.S. Mint programs.

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

Moreover, the fact that our affiliates own more than 16% of our outstanding shares may deter third parties from seeking to acquire control of the Company.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Robert G. Deuster	65	Chief Executive Officer
David G. Hall	68	President
Joseph J. Wallace	55	Chief Financial Officer

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

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2015 and 2014:

	Closing Share Prices		Cash Dividend
Fiscal 2015	High	Low	Per Share
First Quarter	$22.00	$18.78	$0.325
Second Quarter	25.82	19.34	0.325
Third Quarter	24.95	19.76	0.35
Fourth Quarter	23.50	19.75	0.35

	Closing Share Prices		Cash Dividend
Fiscal 2014	High	Low	Per Share
First Quarter	$17.19	$13.94	$0.325
Second Quarter	17.15	14.14	0.325
Third Quarter	21.87	17.30	0.325
Fourth Quarter	23.59	19.18	0.325

We had approximately 99 holders of record and approximately 7,500 beneficial owners of our common stock as of June 30, 2015.

Dividends. In January 2015, the Board of Directors approved the Company’s current cash dividend policy, which provides for the payment of cash dividends to our stockholders of $0.35 per share, per quarter, for an annual dividend of $1.40 per share. The previous dividend policy of $0.325 per share per quarter called for an annual dividend of $1.30 per share, and applied for the period October 2010 to December 2014. Dividends paid to our stockholders in fiscal 2015, 2014 and 2013 totaled $11.4 million, $10.7 million, and $10.8 million, respectively.

The declaration and payment of cash dividends in the future, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company and its stockholders. Accordingly, there is no assurance that, in the future, the amount of the quarterly cash dividend will not be reduced or that the payment of dividends will not be suspended or altogether discontinued. However, the Company does not anticipate a change in its dividend policy, absent a significant reduction in revenues and cash flows from operations, a change in strategy or a significant downturn in the economy.

Share Buyback Program. In December 2015, our Board of Directors has approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2015, we had $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2015, 2014 or 2013. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

Other Share Repurchases. In connection with the vesting of shares of restricted shares previously granted to certain of our executive officers and other key management employees under the Company’s stockholder-approved equity incentive plans, during the quarter ended June 30, 2015, we repurchased the numbers of shares set forth in the table below from those officers and employees in satisfaction of their tax withholding obligations that arose out of the vesting of those restricted shares:

Month	Number of Shares	Average Price Per Share(1)

April 2015	1,829	$22.56

(1)	In each case the shares were purchased at the closing price of the Company’s shares, as reported by NASDAQ, upon vesting.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2015, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company is a member, and (ii) an index of fourteen companies that we selected (the “New Peer Group”) and (iii) an index of eight companies that we selected for inclusion in our fiscal 2014 10-K (the “Prior Year Group”).

The companies comprising the New Peer Group and their respective trading symbols are: Cass Information Systems Inc. (“CASS”), Cherokee Inc. (“CHKE”), Daily Journal Corp. (“DJCO”), Forward Industries Inc. (“FORD”), Innodata Inc. (“INOD”), Jetpay Corp. (“JYPY”), Lakeland Industries Inc. (“LAKE”), Planet Payment Inc. (“PLPM”), PRGX Global Inc. (“PRGX”), Reis Inc. (“REIS”), Sequential Brands Group Inc. (“SQBG”), Techtarget Inc. (“TTGT”), Value Line Inc. (“VALU”), and Xo Group Inc. (“XOXO”). The cumulative total return data for these companies was obtained from Thomson Reuters.

The companies that comprised the Prior Year Peer Group and their respective trading symbols are: Cambium Learning Group Inc. (“ABCD”), Carriage Services Inc. (“CSV”), Chuy’s Holding Inc. (“CHUY”), Dover Downs Gaming & Entertainment Inc. (“DDE”), Famous Dave’s Of America Inc. (“DAVE”), Frisch’s Restaurants Inc. (“FRS”), Jamba Inc. (“JMBA”), and Monarch Casino & Resort Inc. (“MCRI”). The cumulative total return data for this Peer Group Index was obtained from Thomson Financial.

We utilized the services of a third party consulting firm to assist us in selecting the companies comprising the New Peer Group. We believe that those companies are more comparable to Collectors Universe in terms of revenue, market capitalization and industry than the companies that make up the Prior Year Peer Group.

The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication and grading and information services to collectibles dealers and to individuals who collect and buy and sell coins and other high value collectibles.

	At June 30,
	2010	2011	2012	2013	2014	2015
Collectors Universe, Inc.	$100.00	$120.50	$129.48	$129.83	$206.08	$223.08
Russell 2,000 Index	100.00	137.41	134.55	167.12	206.63	220.03
New Peer Group	100.00	123.55	128.33	126.18	166.38	179.16
Prior Year Peer Group	100.00	107.37	100.42	150.90	156.50	173.63

This Stock Performance Graph assumes that $100 was invested, on June 30, 2010, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the New and Old Peer Group Indices, respectively, and that any dividends issued for the indicated period were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

The selected operating data for the fiscal years ended June 30, 2015, 2014 and 2013, and the selected balance sheet data at June 30, 2015 and 2014 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2012 and 2011 and the related balance sheet data at June 30, 2013, 2012 and 2011 were derived from audited consolidated financial statements that are not included in this Annual Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations. The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2015.

Our Discontinued Operations. The results of our discontinued operations, as set forth in the table below, consist primarily of accretion expense associated with the remaining lease obligations of our former jewelry businesses and royalty income realized from our former currency grading business, net of income taxes.

Consolidated Statement of Operations Data:

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Net revenues(1)	$61,684	$60,571	$49,090	$48,359	$44,432
Cost of revenues	23,053	22,663	19,068	19,402	17,249
Gross profit(1)	38,631	37,908	30,022	28,957	27,183
Selling, general and administrative expenses	26,523	25,432	20,528	19,800	17,526
Impairment losses	-	-	-	-	1,368
Operating income	12,108	12,476	9,494	9,157	8,289
Interest income, net	38	36	68	104	98
Other (expense) income, net	(80)	3	29	(16)	(5)
Income before provision for income taxes	12,066	12,515	9,591	9,245	8,382
Provision for income taxes(2)	4,682	5,081	3,803	2,425	3,346
Income from continuing operations	7,384	7,434	5,788	6,820	5,036
Income (loss) from discontinued operations, (net of income taxes)	17	(75)	(58)	(71)	83
Net income (loss)	$7,401	$7,359	$5,730	$6,749	$5,119

Net income per basic share:
Income from continuing operations	$0.88	$0.91	$0.72	$0.86	$0.66
Income (loss) from discontinued operations, (net of income taxes)	0.01	(0.01)	(0.01)	(0.01)	0.01
Net income per share	$0.89	$0.90	$0.71	$0.85	$0.67
Net income per diluted share:
Income from continuing operations	$0.87	$0.90	$0.71	$0.85	$0.65
Income (loss) from discontinued operations, (net of income taxes)	-	(0.01)	-	(0.01)	0.01
Net income per share	$0.87	$0.89	$0.71	$0.84	$0.66
Weighted average shares outstanding
Basic	8,345	8,167	8,052	7,905	7,682
Diluted	8,518	8,247	8,101	7,987	7,798

Cash dividends paid on common stock	$11,361	$10,731	$10,801	$10,355	$9,944
Cash dividends declared per share of common stock	$1.35	$1.30	$1.30	$1.30	$1.28

	At June 30,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$17,254	$19,909	$18,711	$21,214	$21,926
Working capital – continuing operations	11,981	14,487	15,212	18,901	20,010
Working capital (deficit) – discontinued operations	(778)	(849)	(802)	(777)	(716)
Goodwill and Intangibles – continuing	3,641	3,355	3,560	3,871	3,228
Total assets – continuing operations	32,202	35,406	32,836	36,236	36,302
Total assets – discontinued operations	182	182	182	209	209
Stockholders' equity	18,469	20,640	20,562	24,531	25,070

1.

Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $132,000, $103,000, $583,000, $500,000, and $605,000 in fiscal 2015, 2014, 2013, 2012 and 2011, respectively. Such product sales are not considered an integral part of our ongoing revenue generating activities. The gross margins on product sales were (15)%, (18)%, 2%, (28)%, and 28%, in fiscal 2015, 2014, 2013, 2012 and 2011, respectively.

2.

The lower income tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in fiscal 2012.

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

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 86% of our total net revenues in the year ended June 30, 2015. The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

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

In addition, our coin authentication and grading revenues are impacted by the number of modern coin submissions and the related average service fee earned on those submissions, both of which can be volatile and depend on the timing and popularity of modern coin programs released by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Five of our customers accounted, in the aggregate, for approximately 17% of our total net revenues in the year ended June 30, 2015. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

 The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in the fiscal years ended June 30, 2015, 2014, and 2013:

	Units Processed
	2015		2014		2013
Coins	2,067,300	55%	2,075,300	55%	1,761,700	53%
Trading cards	1,269,800	34%	1,259,100	33%	1,165,400	35%
Autographs	434,900	11%	431,800	12%	376,600	12%
Total	3,772,000	100%	3,766,200	100%	3,303,700	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, and autographs that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2015		2014		2013
Coins	$2,093,900	93%	$1,887,000	93%	$1,487,000	92%
Trading cards	109,800	5%	99,000	5%	90,000	6%
Autographs	35,800	2%	38,000	2%	35,000	2%
Total	$2,239,500	100%	$2,024,000	100%	$1,612,000	100%

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2016.

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

Trends and Challenges in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication and grading business which can be impacted by volatility in that business. In fiscal years 2015, 2014 and 2013, revenues from coin authentication and grading and related services represented 68%, 69%, and 64% of our total consolidated revenues, respectively. Our quarterly results are also significantly impacted by the performance of our coin business. For example, in the fourth quarter of fiscal 2015, our total service revenues and operating income declined by approximately $1.3 million, or 8%, and $1.0 million, or 27%, respectively, compared to the fourth quarter of fiscal 2014, primarily due to a $1.5 million decline in our coin service revenues in the fourth quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. In addition, as we expand into overseas markets to provide coin authentication and grading services, our dependence on our coin business may increase, which could make our financial performance more vulnerable to volatility in the coin markets. See “Results of Operations: Net Revenues” below.

Overview of Fiscal 2015 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2015 and 2014:

	Year Ended June 30, 2015		Year Ended June 30, 2014
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$61,684	100.0%	$60,571	100.0%
Cost of revenues	23,053	37.4%	22,663	37.4%
Gross profit	38,631	62.6%	37,908	62.6%
Selling and marketing expenses	8,896	14.4%	9,106	15.0%
General and administrative expenses	17,627	28.6%	16,326	27.0%
Operating income	12,108	19.6%	12,476	20.6%
Interest income, net	38	0.1%	36	0.1%
Other (expense) income, net	(80)	(0.1% )	3	-
Income before provision for income taxes	12,066	19.6%	12,515	20.7%
Provision for income taxes	4,682	7.6%	5,081	8.4%
Income from continuing operations	7,384	12.0%	7,434	12.3%
Income (loss) from discontinued operations	17	-	(75)	(0.2)%
Net income	$7,401	12.0%	$7,359	12.1%
Net income per diluted share:
Income from continuing operations	$0.87		$0.90
Income (loss) from discontinued operations	-		(0.01)
Net income	$0.87		$0.89

In fiscal 2015, service revenues increased by 1.8% to a record $61.6 million from $60.5 million in fiscal 2014. However, our operating income declined to $12.1 million in fiscal 2015 from $12.5 million in fiscal 2014, primarily as a result of higher non-cash stock based compensation expense of $0.3 million and higher litigation costs of $0.4 million in fiscal 2015 as compared to fiscal 2014.

In the fourth quarter of fiscal 2015, service revenues declined by approximately $1.3 million, or 8%, and operating income declined by approximately $1.0 million, or 27%, as compared to the fourth quarter of fiscal 2014, due to lower revenues earned from the Baseball HOF coin program and a slower coin market, in general.

These, as well as other factors affecting out operating results, are described in more detail below. Also see “Factors that Can Affect our Operating Results and Financial Condition” above and “Critical Accounting Policies and Estimates- Stock-Based Compensation” and “Results of Operations” below.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost, net realizable value or fair value. In determining the fair value of certain of our assets, principally accounts receivable, inventories, goodwill, capitalized software and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact, e.g., our ability to fully collect our accounts receivable or realize the value of our inventories in future periods. Those judgments, estimates, and assumptions are based on current information available to us at that time. Many of these conditions, trends and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying values of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments and judgments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves, allowances, charges or losses for potential write-downs on a quarterly basis.

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

We also estimate losses associated with the disposal of a business or the sale of assets when a decision has been made to dispose of or discontinue such business or sell such assets. In accordance with GAAP, assets available for sale are stated at the lower of cost or their estimated net realizable value. In addition, the estimated fair value of liabilities for employee terminations is recognized as of the date such terminations are communicated to the affected employees, for lease obligations as of the date we cease using the real property or equipment subject to the lease.

In addition, we also make estimates with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense and in particular, the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Plan, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and related valuation allowances, (iv) the carrying value of capitalized software costs and (v) adjustments to the fair value of lease obligations of our discontinued operations.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or other high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue from the sales of special inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to our customers. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club. Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify such revenues as part of grading and authentication fees. The balance of the membership fee is recognized over the life of the membership.

In the case of our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place.

For PCGS’s CoinFacts and Certified Coin Exchange subscription revenues, we recognize revenue ratably over the relevant subscription period.

We also recognize the revenue from the sales of coins when they are shipped to the customer and all the requirements for revenue recognition have been satisfied. Such sales consist primarily of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program and those sales are not considered an integral part of our ongoing revenue generating activities.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable, we exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2015 and 2014, the allowance for doubtful accounts was $33,000, and $26,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the coin collectibles included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2015 and 2014, inventories were $2,232,000 and $2,174,000, respectively, and inventory reserves were $613,000 and $286,000, respectively. See Note 5 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying value, we may incur losses in excess of our recorded inventory reserves.

Grading Warranty Costs. We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it. If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve. We include the purchased item in our inventory at the estimated value of the re-graded collectible, which will be lower than the price we paid to purchase the item. We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis. There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above). However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any further losses in the estimated fair value of the items on a quarterly basis or the subsequent disposal of such items as part of the gain or loss on product sales and not as an adjustment to our warranty reserves. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of warranty reserves and trends in warranty payments over an extended period of time. See Note 8 to the consolidated financial statements for activity in our warranty reserves. Our warranty reserves were $1,492,000 and $1,569,000 at June 30, 2015 and 2014, respectively.

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

During the first quarter ended September 30, 2014, we completed the annual goodwill impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2015 and concluded that no impairment had occurred.

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

Stock-Based Compensation.   Stock-based compensation expense is measured at the grant date fair value of the equity award, and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition is probable, and it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares can vest in future periods, management will refine the period over which the remaining expense would be recognized. If the shares fail to vest, or managements concludes that it is not probable the shares will vest, then all expense previously recognized with respect to the performance condition would be reversed.

We recognized stock-based compensation expense for service-based stock option awards using the Black-Scholes option pricing model. No options were granted in fiscal years 2013 through 2015, and all options previously granted had become fully vested, and had been fully expensed, by June 30, 2012.

Restricted Shares

Annual Director Grants. In each of fiscal years 2015, 2014, and 2013 each of our six outside directors was granted restricted service-based stock with a grant date fair value of $40,000, for a total of fair value of $240,000 in each year.

Other Service-Based Awards. In fiscal year 2015, 2014 and 2013, the Company granted 4,000, 11,300 and 62,500 service based restricted shares, respectively, with grant date fair values of $86,000, $224,000 and $824,000 respectively, and vesting periods ranging from three to four years. Stock based compensation expense for those shares is being recognized over the respective vesting period.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously disclosed, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively, “Participants”). As of June 30, 2014 there were 523,378 restricted shares outstanding under the LTIP, (including 200,000 shares for Mr. Deuster and 75,000 for Mr. Wallace), with a total grant date fair value of approximately $6,700,000.

The vesting of the restricted shares is conditioned on the Company’s achievement of increasing annual operating income before stock-based compensation (“OI”) levels during any fiscal year within a six-year period through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon a determination that a performance goal or goals have been achieved for a fiscal year, 50% of the shares related to achieving that performance goal or goals will vest immediately and the remaining 50% will vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

If performance goals are not achieved during the term of the Program, all of the restricted shares attributed to those performance goals that have not been achieved, will be forfeited effective June 30, 2018.

Based on the level of OI achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Performance Goal #1 and therefore in accordance with the terms of the LTIP 25% of the LTIP shares had become vested through June 30, 2015 and expense of $1,670,000 has been recognized related to those performance goals.

In November 2014, an additional 18,957 performance-based restricted shares with similar terms as the other LTIP shares and a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI before stock based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	45%
The Maximum Performance Goal is Achieved	100%

At September 30, 2014, based on the significantly improved level of OI in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal in the first and subsequent quarters of fiscal 2015. However, based on the actual OI achieved in fiscal 2015, we did not achieve Intermediate Performance Goal #2 in fiscal 2015. Nevertheless, we still consider that it is probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore, we will accrue the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. Management will continue to reassess at each reporting date whether it has become probable that any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

The Company recognized total stock-based compensation related to both service-based and performance-based restricted shares of $2,239,000, $1,946,000, and $831,000, for fiscal years ended June 30, 2015, 2014, and 2013, respectively. The increase in stock-based compensation expense in fiscal 2015 was primarily due to higher LTIP related expenses recognized in fiscal 2015 as compared to 2014.

Capitalized Software. In fiscal years 2015, 2014 and 2013, we capitalized approximately $441,000, $191,000, and $28,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2015, 2014 and 2013, we recorded approximately $122,000, $115,000, and $104,000, respectively, as amortization expense related to such capitalized software projects.

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

In fiscal 2015, 2014 and 2013, the Company recognized income tax provisions of $4.7 million, $5.1 million, and $3.8 million, respectively.

Accrual for Losses on Facility Leases. As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases. At June 30, 2015 and 2014, our remaining obligations in respect of those facilities totaled $1,233,000 and $1,795,000, respectively. We will continue to review and, if necessary, make adjustments to these accruals on a quarterly basis.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	37.4%	37.4%	38.8%
Gross profit	62.6%	62.6%	61.2%
Operating expenses:
Selling and marketing expenses	14.4%	15.0%	15.1%
General & administrative expenses	28.6%	27.0%	26.8%
Total operating expenses	43.0%	42.0%	41.9%
Operating income	19.6%	20.6%	19.3%
Interest and other income, net	-	0.1%	0.2%
Income before provision for income taxes	19.6%	20.7%	19.5%
Provision for income taxes	7.6%	8.4%	7.7%
Income from continuing operations	12.0%	12.3%	11.8%
Income (loss) from discontinued operations	-	(0.2)%	(0.1)%
Net income	12.0%	12.1%	11.7%

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

The following tables set forth the total net revenues for the fiscal years ended June 30, 2015, 2014 and 2013 between authentication and grading services revenues, other related services and product sales revenues:

					2015 vs. 2014
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$53,132	86.1%	$51,903	85.7%	$1,229	2.4%
Other related services	8,420	13.7%	8,565	14.1%	(145)	(1.7% )
Total service revenues	61,552	99.8%	60,468	99.8%	1,084	1.8%
Coin sales	132	0.2%	103	0.2%	29	28.2%
Total net revenues	$61,684	100.0%	$60,571	100.0%	$1,113	1.8%

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$51,903	85.7%	$39,971	81.4%	$11,932	29.9%
Other related services	8,565	14.1%	8,536	17.4%	29	0.3%
Total service revenues	60,468	99.8%	48,507	98.8%	$11,961	24.7%
Coin sales	103	0.2%	583	1.2%	(480)	(82.3)%
Total net revenues	$60,571	100.0%	$49,090	100.0%	$11,481	23.4%

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded (in thousands):

					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$42,060	68.2%	$41,997	69.3%	$63	0.2%	(8,000)	(0.4% )
Cards and Autographs(1)	14,925	24.2%	14,090	23.3%	835	5.9%	13,800	0.8%
Other (2)	4,567	7.4%	4,381	7.2%	186	4.2%	-	-
Coin sales	132	0.2%	103	0.2%	29	28.2%	-	-
	$61,684	100.0%	$60,571	100.0%	$1,113	1.8%	5,800	0.2%

					2014 vs. 2013
	2014		2013		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$41,997	69.3%	$31,561	64.3%	$10,436	33.1%	313,600	17.8%
Cards and Autographs(1)	14,090	23.3%	12,462	25.4%	1,628	13.1%	148,900	9.7%
Other (2)	4,381	7.2%	4,484	9.1%	(103)	(2.3)%	-	-
Coin Sales	103	0.2%	583	1.2%	(480)	(82.3)%	-	-
	$60,571	100.0%	$49,090	100.0%	$11,481	23.4%	462,500	14.0%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.
(2)	Includes the revenues of our CCE subscription business, Coinflation.com and the Expos trade show and convention business.

Fiscal 2015 vs. 2014. Total service revenues of $61,552,000 in fiscal 2015, represented a record for the Company and increased by $1,084,000 or 1.8% over total service revenues of $60,468,000 in fiscal 2014.

Authentication and grading fees increased by $1,229,000 or 2.4% in fiscal 2015 as compared to fiscal 2014 and comprised increases of $892,000 or 7.0% in cards and autographs and $337,000 or 0.9% in coins. Other related services declined by $145,000, or 1.7%, due to lower advertising and affiliate program revenues in fiscal 2015 as compared to fiscal 2014.

The $337,000 increase in our coin authentication and grading fees in fiscal 2015, was comprised of increases in (i) vintage fees of $1,015,000 or 8.7% (ii) modern fees of $286,000 or 1.9% and (iii) world fees of $173,000 or 3.3% substantially but not entirely offset by a decrease in show fees of $1,137,000 or 15.2%. The decrease in show fees in fiscal 2015 was due to us earning lower average authentication and grading fees on a per show basis, primarily, due to two larger customers submitting fewer coins at shows in fiscal 2015 as compared to fiscal 2014.

Coin fees in fiscal 2015 benefited from revenues of approximately $3,500,000 earned from the Baseball Hall of Fame (“HOF”) and Kennedy anniversary coins programs as compared to approximately $1,400,000 in fiscal 2014, as the HOF program only began generating revenue in the fourth quarter of fiscal 2014.

Despite the increase of $337,000 in coin authentication fees in fiscal 2015 discussed above, in the fourth quarter of fiscal 2015, coin authentication and grading fees declined by $1,458,000 or 13.3% as compared to the same quarter of fiscal 2014. That decline in the fourth quarter of fiscal 2015 was due to reductions, in modern coin fees of $1,010,000, primarily due to less revenue earned from the HOF coin program and vintage fees of $400,000, in part due to the absence of submissions from one larger customer.

As discussed above under “Factors That Can Affect our Revenues” the level of modern coin and trade show revenues can be volatile.

Cards and autographs service revenues increased $835,000 or 5.9% to $14,925,000 in fiscal 2015 which included a fourth quarter revenue increase of 4.0%, representing the twentieth quarter of quarter-over-quarter revenue growth in that business.

As previously discussed in our third quarter of fiscal 2015 10Q filing, through the first two quarters of fiscal 2015, the Company had generated eight quarters of quarter-over-quarter consolidated revenue growth. Although, we experienced declines in revenues in the third and fourth quarters of fiscal 2015, as compared to the record revenues generated in the corresponding periods of fiscal 2014, revenues generated in the third and fourth quarter of fiscal 2015 represented the second highest revenues generated by the Company in any previous third and fourth quarter periods. We generated record first and second quarter revenues, in the first half of fiscal 2015, and, therefore, it remains uncertain as to the level of revenue growth, if any, that the Company will be able to achieve in the first half of fiscal 2016 and we could experience a decline in revenues during that period.

Our coin revenues represented approximately 68% of total service revenues in fiscal 2015, and reflects our continued dependence on and the importance of our coin authentication and grading business to our overall financial performance.

Fiscal 2014 vs. 2013. Total service revenues of $60,468,000 for fiscal 2014 were at the time, a record level for the Company and represented an increase of $11,961,000 or 24.7% over 2013.

Authentication and grading fees increased by $11,932,000, or 29.9%, in fiscal 2014 as compared to fiscal 2013, and included an increase of 14.0% in the number of units authenticated and graded and an increase in the average service fee earned.

The $10,436,000, or 33.1%, increase in coin service revenues in fiscal 2014 reflected favorable market conditions in the U.S. coin market that began in the second half of fiscal 2013 and higher coins revenues earned at our overseas operations, due primarily to the launch of our operations in Shanghai. In fiscal 2014, modern coin authentication and grading fees increased by $4,774,000, or 47.6%, vintage fees increased by $1,994,000, or 20.6%, world coin fees increased by $1,829,000, or 54.8%, and trade show coin fees increased by $1,802,000, or 31.8%, in each case as compared to fiscal 2013.

The $1,628,000, or 13.1%, increase in revenues in our cards and autographs business in fiscal 2014 compared to fiscal 2013, represented at that time record revenues for that business and included a 9.3% increase in revenues in the fourth quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013.

We earned record service revenues of $16,512,000 in the fourth quarter of fiscal 2014, as we benefited from revenues of approximately $1.4 million, generated from the April 2014 Baseball Hall of Fame coin program.

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

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2015, 2014 and 2013:

	Fiscal Year Ended June 30,
	2015	2014	2013
Gross profit services	62.8%	62.7%	61.9%
Gross profit product sales	(15.2% )	(18.4)%	2.1%
Total	62.6%	62.6%	61.2%

Fiscal 2015 vs. 2014. Our services gross profit margin at 62.8% in fiscal 2015 was consistent with the 62.7% earned in fiscal 2014. There can be some period-to-period variability in the services gross profit margin depending on the mix of revenues and coin programs in any quarter and the seasonality of our businesses. During the three years ended June 30, 2015, our quarterly services gross profit margin varied between 59% and 64%. In the fourth quarter of fiscal 2015, our services gross profit margin was 59.3% as compared to 63.7% in the fourth quarter of fiscal 2014, reflecting lower margins on special HOF coin inserts and a lower average service fees earned for coins in the fourth quarter of fiscal 2015.

Fiscal 2014 vs. 2013. As indicated in the above table, our services gross profit margin was 62.7% in fiscal 2014 compared with 61.9% in fiscal 2013. That improved gross profit margin reflected higher gross profit margin earned in our coin business due to the higher revenues in fiscal 2014.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Selling and marketing expenses	$8,896	$9,106	$7,407
As a percentage of net revenues	14.4%	15.0%	15.1%

Fiscal 2015 vs. 2014. Sales and marketing expenses represented 14.4% of net revenues, in fiscal 2015 as compared to 15.0% of net revenues in fiscal 2014. The $210,000 reduction in selling and marketing expenses in fiscal 2015, primarily reflects reductions in sales and marketing personnel at our overseas offices and travel related costs, incurred for our overseas grading events in fiscal 2015 as compared to fiscal 2014.

Fiscal 2014 vs. 2013. Selling and marketing expenses represented 15.0% and 15.1% of revenues in fiscal 2014 and 2013, respectively. The increase in selling and marketing expenses of $1,699,000 in fiscal 2014 compared to fiscal 2013, was primarily attributable to costs associated with our coin business and included general marketing costs to support the growth of that business, including (i) our new operation in mainland China, which incurred an additional $863,000 of expenses in its first full year of operation and (ii) increased business development cost incentives of $464,000 arising from higher coin service revenues and improved coin operating results in fiscal 2014. In addition, our card and autographs businesses incurred higher trade show costs of $118,000 in fiscal 2014 compared to fiscal 2013, due to higher costs incurred at certain key shows.

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

The following table sets forth G&A expenses that we incurred in fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
General & administrative expenses	$17,627	$16,326	$13,121
As a percentage of net revenues	28.6%	27.0%	26.8%

Fiscal 2015 vs. 2014. G&A expenses represented 28.6% and 27.0% of revenues in fiscal 2015 and 2014, respectively, The increase of $1,301,000 in G&A expenses in fiscal 2015, as compared to fiscal 2014, included increased (i) legal costs of $435,000 primarily attributable to two litigation related matters that commenced in prior years and which went to trial in fiscal 2015 (ii) G&A stock-based compensation expense of $256,000 due to the timing of LTIP costs recognized (see below), (iii) IT and general payroll costs of $169,000 (net of capitalized software development costs), incurred to support the growth of our businesses and (iv) consulting and third party service fees $257,000 to support content and other management initiatives.

Fiscal 2014 vs. 2013. G&A represented 27.0% and 26.8% of revenues in fiscal 2014 and 2013 respectively. The G&A expense increases of $3,205,000 in the fiscal 2014 compared to fiscal 2013 included (i) increased non-cash stock based compensation expense of $1,068,000, (ii) increased management and IT salaries of $529,000 to support the growth of the business, (iii) higher bonuses and incentive costs of $534,000, due primarily to the improved performance of our businesses, (iv) additional costs of $514,000 incurred in the Company’s China operation in its first full year of operation and (v) higher third party recruitment costs of $178,000, in each case in fiscal 2014 compared to fiscal 2013.

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense, arising from grants of restricted stock and stock option awards. Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) sales and marketing expenses, in the case of stock granted to employees whose costs are classified as sales and marketing personnel and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel. The following table sets forth the stock-based compensation expenses we incurred in fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2015	2014	2013
Cost of grading, authentication and related services	$45	$45	$9
Sales and Marketing	48	11	-
General and administrative expenses	2,146	1,890	822
	$2,239	$1,946	$831

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

In fiscal 2015, the increase in stock-based compensation of $293,000 related to increased costs recognized in connection with the Company’s LTIP and included the remaining costs associated with the Threshold Performance and Performance Goal #1, which were achieved in fiscal 2014 and were fully vested by June 30, 2015 and costs associated with Performance Goal #2, which management concluded in the first quarter of fiscal 2015 was probable of being achieved in fiscal 2015. In the first quarter of fiscal 2015, due to us concluding that Performance Goal #2 would be achieved in fiscal 2015, we recognized a catch-up expense of $513,000, related to prior service periods as discussed in the preceding paragraph. See Critical Accounting Policies and Estimates: Fiscal 2013 Long-Term Performance-based Equity Incentive Program.

The $1,115,000 increase in stock-based compensation expense in fiscal 2014 as compared to fiscal 2013 was primarily due to expense recognized in connection with the Company’s LTIP, due to the Company’s achievement of the Threshold Performance and Intermediate Performance Goal #1 in fiscal 2014. In addition, in fiscal 2014, we recognized $147,000 of stock-based compensation expense for an outright grant of stock to a former employee upon retirement. Partially offsetting these costs were lower costs associated with prior year stock grants that had become fully vested prior to fiscal 2014.

A total of $738,000 of stock-based compensation expense related to unvested equity awards remained unrecognized as of June 30, 2014, on the assumption that the holders of those awards will remain in the Company’s service through 2019, and the Company achieves no additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2016	$616
2017	52
2018	50
2019	20
Total	$738

The $738,000 does not include the expense of any additional equity awards that may be granted in future periods or if the Company were to achieve any additional Performance Goals under the Company’s LTIP.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Interest income, net	$38	$36	$68

Due to the continued low interest rates prevailing in all periods, interest income, net, was $38,000, $36,000, and $68,000, in fiscal 2015, 2014 and 2013, respectively.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2015	2014	2013
Provision for income taxes	$4,682	$5,081	$3,803

The income tax provision of $4,682,000, $5,081,000, and $3,803,000 in fiscal 2015, 2014 and 2013, represented estimated annual effective tax rates of approximately 39%, 39%, and 38%, respectively, adjusted for valuation allowances for foreign losses.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2015	2014	2013
Income (losses) from discontinued operations, (net of income taxes)	$17	$(75)	$(58)

The income (losses) from discontinued operations (net of income taxes), relate to ongoing pre-tax accretion expenses of $77,000, $106,000, and $127,000, in fiscal years 2015, 2014 and 2013, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by its discontinued jewelry businesses. In addition we realized pre-tax trademark license income of $118,000, and $47,000, in fiscal 2015 and 2013, respectively, arising from the disposal of the Company’s former currency authentication and grading business. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2013 and ending on June 30, 2015. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

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

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015*
Statement of Operations Data:
Net revenues	$14,166	$13,550	$16,308	$16,547	$16,178	$14,148	$15,987	$15,371
Cost of revenues	5,237	5,286	6,084	6,056	5,796	5,067	5,875	6,315
Gross profit	8,929	8,264	10,224	10,491	10,382	9,081	10,112	9,056
Operating Expenses:
SG&A expenses	6,074	6,165	6,511	6,682	7,357	6,435	6,440	6,291
Operating income	2,855	2,099	3,713	3,809	3,025	2,646	3,672	2,765
Interest and other income, net	14	10	3	12	6	(7)	(40)	(1)
Income before provision for income taxes	2,869	2,109	3,716	3,821	3,031	2,639	3,632	2,764
Provision for income taxes	1,211	871	1,581	1,418	1,249	971	1,450	1,012
Income from continuing operations	1,658	1,238	2,135	2,403	1,782	1,668	2,182	1,752
Income (loss) from discontinued operations, (net of income taxes)	(21)	(23)	(16)	(15)	22	(13)	(12)	20
Net income	$1,637	$1,215	$2,119	$2,388	$1,804	$1,655	$2,170	$1,772
Net income per basic share:
From continuing operations	$0.20	$0.15	$0.26	$0.29	$0.21	$0.20	$0.26	$0.21
From discontinued operations, (net of income taxes)	-	-	-	-	0.01	-	-	-
Net income per share	$0.20	$0.15	$0.26	$0.29	$0.22	$0.20	$0.26	$0.21
Net income per diluted share:
From continuing operations	$0.20	$0.15	$0.26	$0.29	$0.21	$0.20	$0.26	$0.21
From discontinued operations, (net of income taxes)	-	-	-	-	-	(0.01)	(0.01)	-
Net income per share	$0.20	$0.15	$0.26	$0.29	$0.21	$0.19	$0.25	$0.21
Weighted average shares outstanding
Basic	8,117	8,144	8,186	8,223	8,326	8,339	8,353	8,361
Diluted	8,157	8,225	8,274	8,334	8,502	8,519	8,531	8,519

	Quarter Ended (In thousands)
	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
Selected Operating Data:
Units authenticated or graded
Coins	447	488	593	547	516	458	559	534
Trading cards and autographs	431	414	420	426	425	438	418	424
Total	878	902	1,013	973	941	896	977	958

*Service revenues declined by approximately $1.3 million or 8% and operating income declined by approximately $1.0 million or 27% in the fourth quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014, due to lower revenues earned on the Baseball HOF coin program and a slower coin market, in general, in this year’s fourth quarter.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2015, we had cash and cash equivalents of $17,254,000 as compared to $19,909,000 at June 30, 2014 and $18,711,000 at June 30, 2013.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

Cash Flows.

Cash Flows from Continuing Operations. In fiscal years ended June 30, 2015, 2014, and 2013, our operating activities from continuing operations generated cash of $11,219,000, $12,685,000, and $9,566,000, respectively. The lower cash provided by operating activities in fiscal 2015 compared to fiscal 2014, despite the operating income being about the same level in each year, reflects a cash benefit realized in fiscal 2014 arising from the timing of the payment of increased annual incentives, as a result of the significant growth and increased profitability of the business in fiscal 2014 compared to fiscal 2013. As the business did not grow significantly in fiscal 2015 compared to fiscal 2014, there was no such cash benefit in fiscal 2015.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $615,000, $569,000, and $512,000, and in the fiscal years ended June 30, 2015, 2014, and 2013, respectively, related primarily to the payment of ongoing obligations for the New York facilities.

Cash from or Used in Investing Activities. In fiscal years ended June 30, 2015, 2014, and 2013, investing activities used net cash of $1,340,000, $1,355,000, and $885,000, respectively. In fiscal 2015 we used $1,199,000 for capital expenditures and capitalized software, primarily for IT and authentication and grading equipment and software development costs for Collectors.com. In addition we used $200,000 for the purchase of the intangible assets of IQ partially offset by cash generated from royalties from out discontinued currency business. In fiscal 2014, we used $1,350,000 for capital expenditures and capitalized software for our Shanghai operations, equipment for our authentication and grading operations and on-going IT investments. In fiscal 2013, we used $1,011,000 for capital expenditures and capitalized software costs for infrastructure investments in our domestic operations and investments related to our Shanghai operation, partially offset by the collection of $191,000 from a note receivable and the receipt of royalty income.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2015, 2014 and 2013, financing activities used net cash of $11,919,000, $9,563,000, and $10,672,000, respectively. In fiscal 2015 we used $11,361,000 to pay cash dividends to stockholders and $558,000 to buybacks shares to satisfy tax withholding for employee vested shares. In fiscal 2014, we received $1,354,000 from the exercise of stock options offset by cash of $10,731,000 used to pay dividends to stockholders and $186,000 used to buyback shares to satisfy tax withholdings for employee vested stock. In fiscal 2014, the Company received cash proceeds of $143,000 from the exercise of stock options and used cash of $10,801,000 to pay cash dividends to our stockholders.

Overall, the Company used cash of $2,655,000 in fiscal 2015 compared to generating cash of $1,198,000 in fiscal 2014 and used cash of $2,503,000 in fiscal 2013.

Outstanding Financial Obligations

Continuing Operations

At June 30, 2015, we did not have any other material financial obligations in connection with our continuing operations, except for the operating lease payments for our corporate headquarters.

At June 30, 2015, future minimum lease payments under those agreements associated with our continuing operations, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2016	$1,720	$82	$1,638
2017	1,613	84	1,529
2018	1,633	87	1,546
2019	1,051	66	985
2020	78	-	78
Thereafter	86	-	86
	$6,181	$319	$5,862

Discontinued Operations

At June 30, 2015, the remaining financial obligations, for two leased facilities in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses, will expire in December 31, 2015 and 2017 are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2016	$663	$99	$564
2017	470	-	470
2018	245	-	245
	$1,378	$99	$1,279
Less: Discounted estimated fair value of minimum lease payments			(1,209)
Accretion expense to be recognized in future years			$70

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

Dividends. Starting in the third quarter of fiscal 2015 our current dividend policy is to pay $0.35 per share per quarter up from $0.325 in prior quarters. As a result, we paid dividends of $11,361,000, $10,731,000, and $10,801,000, in fiscals 2015, 2014 and 2013, respectively.

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no repurchases in fiscals 2015, 2014 and 2013. At June 30, 2015, we have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, to (i) introduce new collectibles related services for our customers, including providing services at our overseas operations and investing in Collectors.com; (ii) fund working capital requirements; (iii) fund acquisitions; (iv) fund obligations associated with our discontinued businesses; (v) fund the payment of cash dividends and (vi) for other general corporate purposes which may include additional repurchases of common stock.

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

In May 2015, the FASB deferred the effective date of this ASU for public companies, to annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

In July 2015, FASB issued an Accounting Standards Update No. 2015-11 on the accounting for Inventory. The guidance requires that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory measured using LIFO or the retail inventory method. The update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2015, we had approximately $17,254,000 in cash and cash equivalents, of which $13,400,000 was invested in money market accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. Our overseas operations are not significant but when considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,475,000 at June 30, 2015, of which $892,000 was in China.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 27, 2015

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$17,254	$19,909
Accounts receivable, net of allowance of $33 in 2015 and $26 in 2014	2,460	2,118
Inventories, net	1,619	1,888
Prepaid expenses and other current assets	940	1,367
Deferred income tax assets	1,599	1,719
Total current assets	23,872	27,001

Property and equipment, net	2,326	2,466
Goodwill	2,083	2,083
Intangible assets, net	1,558	1,272
Deferred income tax assets	1,945	2,204
Other assets	236	380
Non-current assets of discontinued operations	182	182
	$32,202	$35,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961	$2,062
Accrued liabilities	2,898	2,817
Accrued compensation and benefits	3,890	4,139
Income taxes payable	521	851
Deferred revenue	2,621	2,645
Current liabilities of discontinued operations	778	849
Total current liabilities	12,669	13,363

Deferred rent	422	461
Non-current liabilities of discontinued operations	642	1,124

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,882 in 2015 and 8,861 in 2014	9	9
Additional paid-in capital	79,848	78,011
Accumulated deficit	(61,388)	(57,380)
Total stockholders’ equity	18,469	20,640
	$32,202	$35,588

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013

Grading, authentication and related services revenues	$61,684	$60,571	$49,090
Cost of grading, authentication and related services	23,053	22,663	19,068
Gross profit	38,631	37,908	30,022
Operating expenses:
Selling and marketing expenses	8,896	9,106	7,407
General and administrative expenses	17,627	16,326	13,121
Total operating expenses	26,523	25,432	20,528
Operating income	12,108	12,476	9,494
Interest income, net	38	36	68
Other income (expense), net	(80)	3	29
Income before provision for income taxes	12,066	12,515	9,591
Provision for income taxes	4,682	5,081	3,803
Income from continuing operations	7,384	7,434	5,788
Income (loss) from discontinued operations, (net of income taxes)	17	(75)	(58)
Net income	$7,401	$7,359	$5,730

Net income per basic share:
Income from continuing operations	$0.88	$0.91	$0.72
Income (loss) from discontinued operations, (net of income taxes)	0.01	(0.01)	(0.01)
Net income per share	$0.89	$0.90	$0.71

Net income per diluted share:
Income from continuing operations	$0.87	$0.90	$0.71
Income (loss) from discontinued operations, (net of income taxes)	-	(0.01)	-
Net income per share	$0.87	$0.89	$0.71

Weighted average shares outstanding:
Basic	8,345	8,167	8,052
Diluted	8,518	8,247	8,101
Dividends declared per common share	$1.35	$1.30	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012	8,107	$8	$73,683	$(49,160)	$24,531
Exercise of stock options	25	-	143	-	143
Stock-based compensation – restricted stock	378	1	830	-	831
Retirement of common stock	(1)	-	(14)	-	(14)
Tax deficiencies related to stock-based compensation	-	-	(64)	-	(64)
Net income	-	-	-	5,730	5,730
Dividends paid and accrued	-	-	-	(10,595)	(10,595)
Balance at June 30, 2013	8,509	9	74,578	(54,025)	20,562
Exercise of stock options	114	-	1,354	-	1,354
Forfeiture of restricted stock	(13)	-	(186)	-	(186)
Issuance of common stock	10	-	147	-	147
Stock-based compensation – restricted stock	241	-	1,799	-	1,799
Excess tax benefits related to stock-based compensation	-	-	319	-	319
Net income	-	-	-	7,359	7,359
Dividends paid and accrued	-	-	-	(10,714)	(10,714)
Balance at June 30, 2014	8,861	9	78,011	(57,380)	20,640
Exercise of stock options	12	-	-	-	-
Forfeiture of restricted stock	(27)	-	(558)	-	(558)
Stock-based compensation – restricted stock	36	-	2,239	-	2,239
Excess tax benefits related to stock-based compensation	-	-	156	-	156
Net income	-	-	-	7,401	7,401
Dividends paid and accrued	-	-	-	(11,409)	(11,409)
Balance at June 30, 2015	8,882	$9	$79,848	$(61,388)	$18,469

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,401	$7,359	$5,730
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) Loss from discontinued operations	(17)	75	58
Depreciation and amortization expense	1,293	1,256	1,044
Stock-based compensation expense	2,239	1,946	831
Provision for bad debts	8	25	8
Provision for inventory write-down	336	94	28
Provision for warranty	535	791	659
Loss (gain) on sale of property and equipment	19	4	(7)
Interest accrued on note receivables	-	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	(391)	(95)	(318)
Inventories	(67)	(326)	589
Prepaid expenses and other	427	(402)	(151)
Deferred income taxes	533	(272)	764
Other assets	146	15	(225)
Accounts payable and accrued liabilities	(604)	379	(274)
Accrued compensation and benefits	(249)	1,459	217
Income taxes payable	(327)	90	569
Deferred revenue	(24)	300	23
Deferred rent	(39)	(13)	27
Net cash provided by operating activities of continuing operations	11,219	12,685	9,566
Net cash used in operating activities of discontinued operations	(615)	(569)	(512)
Net cash provided by operating activities	10,604	12,116	9,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(777)	(1,166)	(1,020)
Proceeds from sale of property and equipment	19	7	37
Patents and other intangibles	(57)	(23)	(65)
Proceeds from sale of business	116	18	37
Capitalized software development costs	(441)	(191)	(28)
Purchase of business	(200)	-	-
Cash received from sale of net assets of discontinued operations	-	-	154
Net cash used in investing activities	(1,340)	(1,355)	(885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1,354	143
Payments for retirement of common stock	(558)	(186)	(14)
Dividends paid to common stockholders	(11,361)	(10,731)	(10,801)
Net cash used in financing activities	(11,919)	(9,563)	(10,672)
Increase (decrease) in cash and cash equivalents	(2,655)	1,198	(2,503)
Cash and cash equivalents at beginning of year	19,909	18,711	21,214
Cash and cash equivalents at end of year	$17,254	$19,909	$18,711

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$4,556	$5,217	$2,436
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2015, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

At June 30, 2015, substantially all of our cash is deposited at two FDIC insured financial institutions. We maintain cash due from banks in excess of the banks’ FDIC insured deposit limits of approximately $15,000,000 at June 30, 2015. Cash in overseas bank accounts was approximately $1,475,000 at June 30, 2015.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2015 and 2014 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2015 and 2014, the Company had funds of approximately $13,400,000 and $15,400,000 respectively, in money market accounts and money market funds.  In addition, at June 30, 2015 and 2014, the Company had approximately $3,800,000 and $4,500,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of accounts receivable are due from collectibles dealers.  At June 30, 2015, no individual customer’s account receivable exceeded 10% of the Company’s total gross accounts receivable balance. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $33,000 and $26,000 at June 30, 2015 and June 30, 2014, respectively. Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 68%, 69%, and 64% of our net revenues for the years ended June 30, 2015, 2014 and 2013, respectively. In fiscal 2015, 2014 and 2013, five customers accounted for 17%, 14% and 14% of our authentication and grading services, respectively.

Suppliers. We purchase substantially all of the injection-molded parts, holograms and printed labels for our grading services from two suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders. There are, however, numerous suppliers for these items and, as a result, it is possible to change suppliers without significant delay or cost to the Company. While there are numerous sources for injection-molded parts, these parts require a die to fabricate the part. The manufacturing of high-value precision dies can be a lengthy process and requires considerable expertise in their fabrication. Although we do not have back-up dies for some of our high-volume injection-molded parts and we primarily rely on two suppliers for these requirements, we own the dies used to manufacture the parts, and we believe that the Company maintains sufficient inventory of parts to allow time for us to alternate between our two suppliers or to have a new supplier build parts, should the need to do so arise.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term nature of such instruments.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $613,000 and $286,000 at June 30, 2015 and 2014, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We considered qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying value amounts on the Consolidated Statements of Operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2015.

Capitalized Software

   Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2015 and 2014, we had capitalized approximately $3,529,000 and $3,088,000, respectively, as capitalized software and recognized related accumulated amortization of $2,989,000 and $2,865,000. During fiscal years 2015, 2014 and 2013, the Company recorded amortization expense for capitalized software of approximately $122,000, $115,000 and $104,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. The fair value would be estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimate of the business risks. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011; the tradename is being amortized over a period of 10 years. No impairment loss was recorded in 2013 to 2015.

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

A portion of our net revenues are comprised of subscription fees paid by customers for annual memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive vouchers for free grading services during the membership period. We recognize revenue attributed to the free grading vouchers on a specific basis, and classify those revenues as part of authentication and grading fees. The balance of the membership fees is recognized over the life of the membership.

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

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based on a review of the overall level of warranty reserves and trends in warranty payments over an extended period of time. Significant claims for coins and trading cards, resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse effect on our results of operations (see Note 8).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $401,000, $394,000 and $476,000 in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of an equity-incentive award, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition is probable, and it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares can vest in future periods, management will refine the period over which the remaining expense would be recognized. If the shares ultimately fail to vest, or management concludes that it is not probable the share will vest, then all expense previously recognized with respect to the performance condition would be reversed.

We recognized stock-based compensation expense for service-based stock option awards, using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2013 through 2015 and all options previously granted had become fully vested and had been fully expensed by June 30, 2012.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the exercise of all outstanding stock options and other dilutive securities. However, options with exercise prices that exceeded the average market price of the Company’s common shares for the period for which the calculation of diluted net income per share was made, were disregarded because they are non-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2015	2014	2013
Income from continuing operations	$7,384	$7,434	$5,788
Income (loss) from discontinued operations (net of income taxes)	17	(75)	(58)
Net income	$7,401	$7,359	$5,730

Net income per basic share:
From continuing operations	$0.88	$0.91	$0.72
From discontinued operations (net of income taxes)	0.01	(0.01)	(0.01)
Net income per share	$0.89	$0.90	$0.71

Net income per diluted share:
From continuing operations	$0.87	$0.90	$0.71
From discontinued operations (net of income taxes)	-	(0.01)	-
Net income per share	$0.87	$0.89	$0.71

Weighted-average shares outstanding:
Basic	8,345	8,167	8,052
Effect of dilutive shares	173	80	49
Diluted	8,518	8,247	8,101

Options to purchase shares of common stock and unvested restricted shares of common stock totaling 57,000 and 160,000 for the years ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted income per share, as they would have been anti-dilutive. At June 30, 2015, there were no outstanding options to purchase shares of common stock. In addition, approximately 263,000 performance-based restricted shares were excluded from the computation of diluted earnings per share for the year ended June 30, 2015, because we had not reached the Performance Goals for those shares at June 30, 2015.

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

In May 2015, the FASB deferred the effective date of this ASU for public companies, to annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

In July 2015, FASB issued an Accounting Standards Update No. 2015-11 on the accounting for Inventory. The guidance requires that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory measured using LIFO or the retail inventory method. The update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

3.	Asset Acquisition

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

Due to the immateriality of the consideration paid, no formal purchase price allocation was conducted although we attribute most of the value to the IQ tradename. Based on this preliminary evaluation, the amount of $200,000 has been classified as intangible assets in the accompanying condensed consolidated balance sheet at June 30, 2015.

Acquisition related costs of $3,000 were incurred and have been included in general and administrative expenses in the year ended June 30, 2015.

Approximately $48,000 in IQ revenue is included in net revenues for the year ended June 30, 2015, representing the revenues generated since the date of acquisition through June 30, 2015.

4.	Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2015 and 2014. The Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013 present the results of operations for those discontinued operations and the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013 segregate the cash flows from discontinued operations from all other cash flow activities.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for GCAL and AGL that were leased through December 31, 2015 and 2017, respectively. The remaining obligations at June 30, 2015 and 2014 totaled approximately $1,233,000 and $1,795,000, respectively, of which June 30, 2015 obligation, $591,000 is classified as a current liability, and the balance of $642,000 is classified as a non-current liability in the company consolidated balance sheet. We will continue to review and, if necessary, make adjustments to the accruals on a quarterly basis.

The operating results of the discontinued businesses, which are included in the accompanying Consolidated Statements of Operations, were not material. At June 30, 2015 and 2014, the net liabilities of discontinued operations consist primarily of lease obligations payable through December 31, 2017.

5.	Inventories

Inventories consist of the following (in thousands):

	June 30,
	2015	2014
Coins	$504	$552
Other collectibles	168	230
Grading raw materials consumable inventory	1,560	1,392
	2,232	2,174
Less inventory reserve	(613)	(286)
	$1,619	$1,888

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

6.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2015	2014
Coin reference sets	$263	$282
Computer hardware and equipment	2,301	2,307
Computer software	1,148	1,098
Equipment	4,465	3,943
Furniture and office equipment	1,079	1,015
Leasehold improvements	1,024	999
Trading card reference library	52	52
	10,332	9,696
Less accumulated depreciation and amortization	(8,006)	(7,230)
Property and equipment, net	$2,326	$2,466

Depreciation and amortization expense relating to property and equipment for fiscal 2015, 2014 and 2013 was $883,000, $837,000, and $640,000, respectively.

7.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2015, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

As a result of the impairment of the Expos in fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a period of 10 years. At June 30, 2015, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2015	2014
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2015 and 2014, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2015 and 2014 (in thousands):

	As of June 30, 2015			As of June 30, 2014
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(555)	$185	$740	$(407)	$333
Patents and Trademarks	144	(14)	130	89	(8)	81
	884	(569)	315	829	(415)	414
Expos Unlimited:
Auctioneer relationships	150	(135)	15	150	(120)	30
Covenant not to compete	130	(130)	-	130	(130)	-
Customer database	230	(184)	46	230	(138)	92
Tradename	280	(112)	168	280	(84)	196
	790	(561)	229	790	(472)	318
CCE:
Customer lists	676	(443)	233	676	(398)	278
Capitalized Software	3,529	(2,987)	542	3,088	(2,865)	223
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
CCE:CoinNexus(IQ)	200	-	200
	$6,118	$(4,560)	$1,558	$5,422	$(4,150)	$1,272

Amortization expense was $410,000, $419,000, and $404,000, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2016	510
2017	315
2018	225
2019	88
2020	88
Thereafter	93
$1,319

The weighted average amortization period remaining as of June 30, 2015, is approximately 4 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI (years)	CCE (years)	Expos (years)	Capitalized Software (years)
Website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

There have been no fair value re-measurements of financial assets or liabilities on a recurring or non-recurring basis at June 30, 2015 and 2014.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2015	2014
Warranty reserve	$1,492	$1,569
Professional fees	160	77
Other	1,246	1,171
	$2,898	$2,817

Warranty reserve activity and balances related to fiscal years 2015, 2014 and 2013, were as follows (in thousands):

Warranty reserve at June 30, 2012	$998
Charged to cost of revenues	659
Payments	(502)
Warranty reserve at June 30, 2013	1,155
Charged to cost of revenues	791
Payments	(377)
Warranty reserve at June 30, 2014	1,569
Charged to cost of revenues	535
Payments	(612)
Warranty reserve at June 30, 2015	$1,492

9.	Taxes

For fiscal years ended June 30, 2015, 2014 and 2013, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2015	2014	2013
Domestic operations	$12,463	$13,782	$10,425
Foreign operations	(397)	(1,267)	(834)
	$12,066	$12,515	$9,591

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2015	2014	2013
Current:
Federal	$4,237	$5,233	$2,974
State	65	441	1
	4,302	5,674	2,975
Deferred:
Federal	170	(627)	442
State	210	34	386
	380	(593)	828
Total provision for income taxes	$4,682	$5,081	$3,803

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2015	2014	2013
Provision at federal statutory rates	$4,223	$4,381	$3,261
State income taxes, net	179	313	257
Meals and entertainment	135	123	124
Stock-based compensation	-	(102)	-
Other	57	64	(48)
Excess tax basis of subsidiary	-	-	-
Valuation allowances	88	302	209
	$4,682	$5,081	$3,803

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Stock compensation costs	$1,050	$1,065
Reserves and accruals	1,840	2,017
Net operating loss carryforward	852	876
Credits	629	632
Intangible assets	309	348
Other	147	235
	4,827	5,173
Less: valuation allowance	(822)	(734)
Total deferred tax assets	4,005	4,439
Deferred tax liabilities:
Property and equipment	(304)	(401)
Other	(157)	(115)
Total deferred tax liabilities	(461)	(516)
Net deferred tax assets	3,544	3,923
Less: current portion	(1,599)	(1,719)
	$1,945	$2,204

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $822,000 and $734,000 at June 30, 2015 and 2014, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files, or will file, income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2012 through June 30, 2014 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2014.

As of June 30, 2015 and June 30, 2014, the Company had $949,000 and $951,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2014) expire in tax year 2024. The Company also has state net operating losses of $3,766,000, which will primarily begin to expire in 2017, of which the benefit of $3,207,000 will be credited to additional paid in capital when fully utilized. The Company has foreign net operating loss carryforwards in France, Hong Kong and China of $946,000, $1,305,000 and $1,113,000, respectively.

As of June 30, 2015, the liability for income taxes associated with uncertain tax positions was $428,000, including accrued penalties and interest of $139,000. If recognized, $337,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2013	$289
Gross increases for tax positions of prior years
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2014	289
Gross increases for tax positions of prior years
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2015	$289

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

Dividends

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $11,361,000, $10,731,000 and $10,801,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no repurchases of stock under this program in fiscals 2013, 2014 and 2015.

At June 30, 2015, $3.7 million remained available for share repurchases under the stock buyback programs. However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

12.	Stock Incentive Plans

On December 9, 2013, the Board of Directors adopted and our stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which provides for the grant of 650,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors or consultants to the Company or its subsidiaries. At the time of the adoption of the 2013 Plan, a total of 554,000 of stock options and restricted shares were outstanding under prior plans. However, in the event any of the stock awards under the prior plans were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, a maximum 385,000 of those would become available for future grants of stock awards under the 2013 Plan.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options was continued employment or service during the specified vesting period. For employees, usually the vesting period is four years and one year for director awards. The term of an option grant could not exceed ten years. There are no options outstanding at June 30, 2015.

The following is a summary of stock option activity in the fiscal years 2015, 2014 and, 2013 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2012	203	3.45	to	17.82	12.83
Exercised	(25)	3.45	to	6.91	5.76
Options outstanding at June 30, 2013	178	6.91	to	17.82	13.81
Cancelled	(14)	6.91	to	6.91	6.91
Exercised	(114)	6.91	to	17.82	12.96
Options outstanding at June 30, 2014	50	$17.82	to	$17.82	$17.82
Cancelled	(38)	17.82	to	17.82	17.82
Exercised	(12)	17.82	to	17.82	17.82
Options outstanding at June 30, 2015	-	-		-	-

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2015, 2014 and 2013, $360,000, $828,000, and $158,000, respectively.

Restricted Shares

Annual Director Grants. In each of fiscal years 2015, 2014, and 2013 each of our six outside directors was granted service-based restricted stock with a grant date fair value of $40,000, for a total of fair value of $240,000 in each year.

Other Service-Based Awards. In fiscal year 2015, 2014 and 2013, the Company granted 4,000, 11,300 and 62,500 service based restricted shares, respectively, with grant date fair values of $86,000, $224,000 and $824,000 respectively, and vesting periods ranging from three to four years. Stock-based compensation expense for those shares is recognized over the respective vesting period.

Fiscal 2013 Long-Term Performance-Based Equity Incentive Program. As previously disclosed, on December 28, 2012, the Compensation Committee of the Board of Directors adopted a Long-Term Performance-Based Equity Incentive Program (“LTIP”) for the Company’s executive officers (including the Company’s Chief Executive Officer, Mr. Deuster, and the Chief Financial Officer, Mr. Wallace) and certain other key management employees (collectively, “Participants”). As of June 30, 2014 there were 523,378 restricted shares outstanding under the LTIP, (including 200,000 shares for Mr. Deuster and 75,000 for Mr. Wallace), with a total grant date fair value of approximately $6,700,000.

The vesting of the restricted shares is conditioned on the Company’s achievement of increasing annual operating income before stock-based compensation (“OI”) levels during any fiscal year within a six-year period through the fiscal year ending June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vested
If in any fiscal year during the term of the Program:
The Threshold Performance Goal is Achieved	10%
Intermediate Performance Goal #1 is Achieved	25%
Intermediate Performance Goal #2 is Achieved	45%
Intermediate Performance Goal #3 is Achieved	70%
The Maximum Performance Goal is Achieved	100%

Upon a determination that a performance goal or goals have been achieved for a fiscal year, 50% of the shares related to achieving that performance goal or goals will vest immediately and the remaining 50% will vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

If performance goals are not achieved during the term of the Program, all of the restricted shares attributed to those performance goals that have not been achieved, will be forfeited effective June 30, 2018.

Based on the level of OI achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Performance Goal #1 and therefore in accordance with the terms of the LTIP 25% of the LTIP shares had become vested through June 30, 2015 and expense of $1,670,000 has been recognized related to those performance goals.

In November, 2014, an additional 18,957 performance-based restricted shares with similar terms as the other LTIP shares and a grant date fair value of $400,000 were issued, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI before stock based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Cumulative Percent of LTIP Shares Vested
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	45%
The Maximum Performance Goal is Achieved	100%

At September 30, 2014, based on the significantly improved level of OI in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal in the first and subsequent quarters of fiscal 2015. However, based on the actual OI achieved in fiscal 2015, we did not achieve Intermediate Performance Goal #2 in fiscal 2015. Nevertheless, we still consider that it is probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore, we will accrue the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. Management will continue to reassess at each reporting date whether it has become probable that any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included in:	2015	2014	2013
Cost of grading, authentication and related services	$45	$45	$9
Selling and marketing expenses	48	11	-
General and administrative expenses	2,146	1,890	822
	$2,239	$1,946	$831

A total of $738,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2015, on the assumption that the holders of the equity awards will remain in the Company’s service through 2019, and the Company achieves no additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2016	$616
2017	52
2018	50
2019	20
Total	$738

The $738,000 does not include the cost of any additional stock-based compensation awards that may be granted in future periods.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2015, 2014 and 2013 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2012	$93	$15.28
Granted	394	10.51
Vested	(75)	14.02
Cancelled	(25)	13.75
Non-vested at June 30, 2013	387	10.77
Granted	278	15.90
Vested	(106)	12.98
Cancelled	(39)	11.41
Non-vested at June 30, 2014	520	13.03
Granted	34	21.13
Vested	(96)	13.84
Cancelled	(9)	16.40
Non-vested at June 30, 2015	449	$13.40

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who is our President, a director and a holder of approximately 7% of our outstanding shares) and Van Simmons (who is a director and a stockholder of the Company) has subleased from the Company, through March 31, 2019, approximately 4,260 square feet of office space in fiscal 2015 and 2014, respectively, and 2,220 square feet in 2013, located at the Company’s offices in Santa Ana, California, The current rent is consistent with amounts being paid by the Company under its lease agreement. Rent received under the DHRCC sublease, totaled $79,400, $72,000 and $44,700 in fiscal 2015, 2014 and 2013, respectively.

During fiscal years 2015, 2014 and 2013, the Company charged, and DHRCC paid to the Company, approximately $29,900, $38,700, and $29,400 for advertising fees, approximately $12,200, $9,700 and $7,000 for grading and authentication fees, and the Company paid DHRCC approximately $96,400, $6,500, and $41,600 for warranty claims, respectively. During fiscal years 2015, 2014, and 2013DHRCC attended the Expos Long Beach shows and paid approximately $4,200, $5,200, and $3,000, respectively, in fees to Expos and also paid CCE $6,800, $6,700, and $7,300 in monthly subscription and listing fees.

During fiscal years 2015, 2014, and 2013, David Hall paid approximately $13,600, $15,000, and $12,500, respectively, in authentication and grading fees to us for personally owned trading cards submitted.  Also, an adult member of Mr. Hall’s immediate family paid $1,344,000, $1,376,000, and $765,000 in coin authentication and grading fees during fiscal years 2015, 2014, and 2013 and owed the Company approximately $145,000, and $79,000 at June 30, 2015 and 2014, respectively, for services provided during the respective years.

An affiliate of Richard Kenneth Duncan Sr., who until the first quarter of fiscal 2015 was the beneficial owner of more than 5% of our outstanding shares, paid us authentication and grading fees of $1,024,000, $1,181,000, and $1,129,000 in fiscal 2015, 2014 and 2013, respectively. The amount owed to the Company for these services was approximately $118,000 at June 30, 2015 and $68,000 at June 30, 2014.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. The most significant lease is our corporate headquarters facility lease that expires in March 2019.   In fiscal 2009, the Company exited its jewelry businesses and recognized the fair value of the remaining minimum lease obligations of those facilities and the remaining balances on these obligations are reported as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2015 and 2014.

The Company’s rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2015, 2014 and 2013 for those operations classified as continuing operations was approximately $1,914,000, $1,860,000, and $1,627,000, respectively.

Continuing Operations

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2015, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2016	$1,720	$82	$1,638
2017	1,613	84	1,529
2018	1,633	87	1,546
2019	1,051	66	985
2020	78	-	78
Thereafter	86	-	86
	$6,181	$319	$5,862

Discontinued Operations

At June 30, 2015, the remaining financial obligations for the two leased facilities, that had been occupied by our discontinued jewelry authentication and grading businesses, that expire in December 31, 2015 and 2017, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2016	$663	$99	$564
2017	470	-	470
2018	245	-	245
	$1,378	$99	$1,279
Less: Discounted estimated fair value of minimum lease payments			(1,209)
Accretion expense to be recognized in future years			$70

The accrual for facility-related obligations at June 30, 2015 includes an estimate of the minimum lease payments of $1,209,000 and an estimate of the operating expenses related to the leased properties of $24,000.

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

The operating segments of the Company are organized based on the respective services that they offer to customers of the Company. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria. For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other high-end collectibles. Services provided by these segments include authentication, grading, publication and web-based advertising, subscription-based revenues and product sales. The other collectibles segment includes the CCE subscription business, the Coinflation.com business and our collectibles conventions business.

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2015, 2014 and 2013. Net identifiable assets and goodwill are provided by business segment as of June 30, 2015 and 2014.

	Year Ended June 30,
Net revenues from external customers(1):	2015	2014	2013
Coins	$42,192	$42,100	$32,144
Trading cards and autographs	14,925	14,090	12,462
Other	4,567	4,381	4,484
Total revenue	$61,684	$60,571	$49,090

Depreciation and Amortization:
Coins	$506	$478	$412
Trading cards and autographs	203	142	71
Other	335	327	327
Total	1,044	947	810
Unallocated amortization and depreciation	249	309	234
Consolidated amortization and depreciation	$1,293	$1,256	$1,044

Stock-based compensation:
Coins	$445	$309	$131
Trading cards and autographs	238	195	49
Other	165	138	44
Total	848	642	224
Unallocated stock-based compensation	1,391	1,304	607
Consolidated stock-based compensation	$2,239	$1,946	$831

Operating income:
Coins	$13,367	$13,936	$9,954
Trading cards and autographs	3,090	2,424	2,210
Other	1,119	1,368	1,478
Total	17,576	17,728	13,642
Unallocated operating expenses	(5,468)	(5,252)	(4,148)
Consolidated operating income	$12,108	$12,476	$9,494

(1)	Includes revenues of $4.1 million, $3.8 million, and $1.4 million, generated outside the United States in fiscal years 2015, 2014 and 2013, respectively.

	At June 30,
	2015	2014
Identifiable Assets:
Coins	$5,961	$6,636
Trading cards and autographs	1,436	1,475
Other	2,859	2,378
Total	10,256	10,489
Unallocated assets	21,946	25,099
Consolidated assets	$32,202	$35,588
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2015 and 2014:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
Statement of Operations Data:
Net revenues	$14,166	$13,550	$16,308	$16,547	$16,178	$14,148	$15,987	$15,371
Cost of revenues	5,237	5,286	6,084	6,056	5,796	5,067	5,875	6,315
Gross profit	8,929	8,264	10,224	10,491	10,382	9,081	10,112	9,056
Operating Expenses:
SG&A expenses	6,074	6,165	6,511	6,682	7,357	6,435	6,440	6,291
Operating income	2,855	2,099	3,713	3,809	3,025	2,646	3,672	2,765
Interest and other income, net	14	10	3	12	6	(7)	(40)	(1)
Income before income taxes	2,869	2,109	3,716	3,821	3,031	2,639	3,632	2,764
Provision (benefit) for income taxes	1,211	871	1,581	1,418	1,249	971	1,450	1,012
Income from continuing operations	1,658	1,238	2,135	2,403	1,782	1,668	2,182	1,752
Income (loss) from discontinued operations, (net of income taxes)	(21)	(23)	(16)	(15)	22	(13)	(12)	20
Net income	$1,637	$1,215	$2,119	$2,388	$1,804	$1,655	$2,170	$1,772
Net income per basic share:
From continuing operations	$0.20	$0.15	$0.26	$0.29	$0.21	$0.20	$0.26	$0.21
From discontinued operations, (net of income taxes)	-	-	-	-	0.01	-	-	-
Net income per share	$0.20	$0.15	$0.26	$0.29	$0.22	$0.20	$0.26	$0.21
Net income per diluted share:
From continuing operations	$0.20	$0.15	$0.26	$0.29	$0.21	$0.20	$0.26	$0.21
From discontinued operations, (net of income taxes)	-	-	-	-	-	(0.01)	(0.01)	-
Net income per share	$0.20	$0.15	$0.26	$0.29	$0.21	$0.19	$0.25	$0.21
Weighted average shares outstanding
Basic	8,117	8,144	8,186	8,223	8,326	8,339	8,353	8,361
Diluted	8,157	8,225	8,274	8,334	8,502	8,519	8,531	8,519

17.	Subsequent Events

Dividends

On July 28, 2015, the Company announced its quarterly cash dividend of $0.35 per share of common stock for the first quarter of fiscal 2016. The cash dividend will be paid on August 28, 2015 to stockholders of record on August 14, 2016.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period
Allowance for doubtful accounts
Year ended June 30, 2013	$70,000	$8,000	$-	$-	$(51,000)	$27,000
Year ended June 30, 2014	$27,000	$25,000	$-	$-	$(26,000)	$26,000
Year ended June 30, 2015	$26,000	$8,000	$-	$-	$(1,000)	$33,000

Allowance for customer notes receivable
Year ended June 30, 2013	$14,000	$-	$-	$-	$(14,000)	$-
Year ended June 30, 2014	$-	$-	$-	$-	$-	$-
Year ended June 30, 2015	$-	$-	$-	$-	$-	$-

Inventory Reserve
Year ended June 30, 2013	$378,000	$-	$28,000	$-	$(205,000)	$201,000
Year ended June 30, 2014	$201,000	$-	$94,000	$-	$(9,000)	$286,000
Year ended June 30, 2015	$286,000	$-	$336,000	$-	$(9,000)	$613,000

Valuation allowances for deferred tax assets
Year ended June 30, 2013	$223,000	$-	$-	$209,000	$-	$432,000
Year ended June 30, 2014	$432,000	$-	$-	$302,000	$-	$734,000
Year ended June 30, 2015	$734,000	$-	$-	$88,000	$-	$822,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITem 9a.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2015, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (“the 2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2015, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2015 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2015 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware Corporation) and subsidiaries (“the Company”) as of June 30, 2015 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company for the year ended June 30, 2015, and our report dated August 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
August 27, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2015 for the Company’s 2015 annual stockholders' meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2015 for the Company’s 2015 annual stockholders' meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2015 for the Company’s 2015 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2015.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	$348,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2015 for the Company’s 2015 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2015 for the Company’s 2015 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for the years ended June 30, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013

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

COLLECTORS UNIVERSE, INC.

Date: August 27, 2015	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 27, 2015
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Chief Executive Officer and Director	August 27, 2015
Robert G. Deuster	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 27, 2015
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 27, 2015
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 27, 2015
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 27, 2015
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 27, 2015
A.J. Bert Moyer

/s/ BRUCE A. STEVENS	Director	August 27, 2015
Bruce A. Stevens

/s/ VAN D. SIMMONS	Director	August 27, 2015
Van D. Simmons

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

3.3A

Second Amended and Restated Bylaws of Collectors Universe, Inc. as adopted and effective February 27, 2015. Incorporated by reference to Exhibit 3.3A to the Current Report on Form 8-K filed with the SEC on March 4, 2015.

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
10.53

Second Amendment, dated October 7, 2014, to the Company’s October 10, 2012 Employment Agreement with Robert Deuster, CEO. Incorporated by reference to the Company’s Current Report on Form 8-K files with the SEC on October 9, 2014.*

10.54	Collectors Universe 2015 Cash Incentive Plan. Incorporated by reference to the Company’s Current Report on From 8-K files with the SEC on March 10, 2015.*
21.1	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act**
31.2	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act**
32.1	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act†
32.2	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith but not filed.

 E-1