Form 10-Q
period 2015-09-30
COLLECTORS UNIVERSE INC
filed 2015-11-04
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2015
Common Stock $.001 Par Value	8,881,874

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 and 2014	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Forward-Looking Statements	13
	Our Business	13
	Overview of First Quarter Fiscal 2016 Operating Results	14
	Factors That Can Affect Our Operating Results and Financial Position	15
	Critical Accounting Policies and Estimates	16
	Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014	17
	Liquidity and Capital Resources	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II	Other Information
Item 1A.	Risk Factors	25
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	25

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,663	$17,254
Accounts receivable, net of allowance of $32 and $33 at September 30, 2015 and June 30, 2015, respectively	2,639	2,460
Inventories, net	1,778	1,619
Prepaid expenses and other current assets	930	940
Deferred income tax assets	1,599	1,599
Total current assets	21,609	23,872

Property and equipment, net	2,290	2,326
Goodwill	2,083	2,083
Intangible assets, net	1,669	1,558
Deferred income tax assets	1,945	1,945
Other assets	346	236
Non-current assets of discontinued operations	182	182
Total assets	$30,124	$32,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,220	$1,961
Accrued liabilities	2,572	2,898
Accrued compensation and benefits	2,062	3,890
Income taxes payable	1,577	521
Deferred revenue	2,385	2,621
Current liabilities of discontinued operations	732	778
Total current liabilities	11,548	12,669

Deferred rent	410	422
Non-current liabilities of discontinued operations	542	642

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,882 issued and outstanding at both September 30, 2015 and June 30, 2015.	9	9
Additional paid-in capital	79,997	79,848
Accumulated deficit	(62,382)	(61,388)
Total stockholders’ equity	17,624	18,469
Total liabilities and stockholders’ equity	$30,124	$32,202

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net revenues	$14,618	$16,178
Cost of revenues	5,147	5,796
Gross profit	9,471	10,382
Operating Expenses:
Selling and marketing expenses	2,169	2,367
General and administrative expenses	4,107	4,990
Total operating expenses	6,276	7,357
Operating income	3,195	3,025
Interest and other income, net	(26)	6
Income before provision for income taxes	3,169	3,031
Provision for income taxes	1,226	1,249
Income from continuing operations	1,943	1,782
Income (loss) from discontinued operations, net of income taxes	(12)	22
Net income	$1,931	$1,804

Net income per basic share:
Income from continuing operations	$0.23	$0.21
Income (loss) from discontinued operations	-	0.01
Net income	$0.23	$0.22

Net income per diluted share:
Income from continuing operations	$0.23	$0.21
Income (loss) from discontinued operations	-	-
Net income	$0.23	$0.21

Weighted average shares outstanding:
Basic	8,434	8,326
Diluted	8,534	8,502
Dividends declared per common share	$0.35	$0.325

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,931	$1,804
Discontinued operations	12	(22)
Income from continuing operations	1,943	1,782
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	341	341
Stock-based compensation expense	151	932
Provision for bad debts	1	-
Provision for inventory write-down	9	67
Provision for warranty	107	130
Gain on sale of property and equipment	(4)	(1)
Change in operating assets and liabilities:
Accounts receivable	(182)	(180)
Inventories	(168)	(391)
Prepaid expenses and other	10	527
Other assets	(111)	13
Accounts payable and accrued liabilities	(55)	(335)
Accrued compensation and benefits	(1,829)	(1,786)
Income taxes payable	1,054	660
Deferred revenue	(236)	(182)
Deferred rent	(12)	(8)
Net cash provided by operating activities of continuing operations	1,019	1,569
Net cash used in operating activities of discontinued businesses	(157)	(168)
Net cash provided by operating activities	862	1,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	3	76
Capital expenditures	(188)	(44)
Capitalized software	(202)	(16)
Patents and other intangibles	(20)	(2)
Proceeds from sale of property and equipment	-	2
Net cash used in investing activities	(407)	16

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(3,046)	(2,738)
Payments for retirement of common stock	-	(440)
Net cash used in financing activities	(3,046)	(3,178)

Net decrease in cash and cash equivalents	(2,591)	(1,761)
Cash and cash equivalents at beginning of period	17,254	19,909
Cash and cash equivalents at end of period	$14,663	$18,148

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$165	$602

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, “our”). At September 30, 2015, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC (our “Fiscal 2015 10-K”). Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, the provision or benefit for income taxes and related valuation allowances, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our Fiscal 2015 10-K.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2015.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income for the current period, were not material.

Stock-Based Compensation

We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Form 10-K for the year ended June 30, 2015, we did not achieve Performance Goal #2 in fiscal 2015. Nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time, it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved and therefore if any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation for the three months ended September 30, 2015 was $151,000 compared to $932,000 for the three months ended September 30, 2014.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2015 we had cash and cash equivalents totaling approximately $14,663,000, of which approximately $11,752,000 was invested in money market accounts, and the balance of $2,911,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $950,000.

  Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the banks’ FDIC insured deposit limits of approximately $14,126,000 at September 30, 2015.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balances accounted for 10% of the Company’s total gross accounts receivable balances at either September 30, 2015 or June 30, 2015. We performed an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we established an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $32,000 and $33,000 at September 30, 2015 and June 30, 2015, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 64% of our net revenues for the three months ended September 30, 2015, and 69% of our net revenues for the three months ended September 30, 2014.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% and 16% of our total net revenues in the three months ended September 30, 2015 and 2014, respectively.

Inventories

Our inventories consist primarily of (i) our coin inventories consisting of coins which we purchased pursuant to our coin authentication and grading warranty program and (ii) consumable supplies and special inserts that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as considered necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2015 we capitalized approximately $202,000 of software development cost compared with $16,000 in the three months ended September 30, 2014. In the three months ended September 30, 2015, approximately $40,000 was recorded as amortization expense for capitalized software compared to $39,000 in the three months ended September 30, 2014. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the first quarter of fiscal 2016. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

                In September 2015, FASB issued Accounting Standards Update 2015-16, on Business Combinations and Simplifying the Accounting for measurement-period adjustments. Under this guidance an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated Financial Statement and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2015	2015
Coins	$509	$504
Other collectibles	202	168
Grading raw materials consumable inventory	1,676	1,560
	2,387	2,232
Less inventory reserve	(609)	(613)
Inventories, net	$1,778	$1,619

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

3.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2015	2015
Coins and stamp grading reference sets	$263	$263
Computer hardware and equipment	2,345	2,301
Computer software	1,195	1,148
Equipment	4,556	4,465
Furniture and office equipment	1,080	1,079
Leasehold improvements	1,030	1,024
Trading card reference library	52	52
	10,521	10,332
Less accumulated depreciation and amortization	(8,231)	(8,006)
Property and equipment, net	$2,290	$2,326

4.             ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2015	2015
Warranty reserves	$1,462	$1,492
Professional fees	108	160
Other	1,002	1,246
	$2,572	$2,898

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Warranty reserve beginning of period	$1,492	$1,569
Provision charged to cost of revenues	107	130
Payments	(137)	(107)
Warranty reserve, end of period	$1,462	$1,592

5.             DISCOUNTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

  The remaining balance of our lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $1,080,000 at September 30, 2015, of which $538,000 was classified as a current liability, and $542,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at September 30, 2015. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.             INCOME TAXES

In the three months ended September 30, 2015 and 2014, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 39% and 41%, respectively and such provisions include valuation allowances established against losses of foreign subsidiaries.

7.             NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Weighted average shares outstanding: Basic	8,434	8,326
Dilutive effect of stock options	-	6
Dilutive effect of restricted shares	100	170
Weighted average shares outstanding: Diluted	8,534	8,502

                A total of 30,000 unvested restricted shares of common stock were excluded from the computation of diluted income per share, in the three months ended September 30, 2015, as they would have been anti-dilutive. There were no anti-dilutive options or restricted shares of common stock in the three months ended September 30, 2014.

In addition, approximately 252,000 unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in both the three months ended September 30, 2015 and 2014, respectively, because we had not achieved the related performance goals required for those shares to vest, at those dates.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other collectibles. Services provided by these segments include authentication, grading, publications, advertising and commission earned subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com, Collectors.com and our collectibles conventions business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2015 and 2014, respectively. Net identifiable assets are provided by business segment as of September 30, 2015 and June 30, 2015, respectively (in thousands):

	Three Months Ended September 30,
	2015	2014
Net revenues from external customers:
Coins	$9,313	$11,106
Trading cards and autographs	3,997	3,830
Other	1,308	1,242
Total revenue	$14,618	$16,178
Amortization and depreciation:
Coins	$139	$129
Trading cards and autographs	55	50
Other	97	83
Total	291	262
Unallocated amortization and depreciation	50	79
Consolidated amortization and depreciation	$341	$341
Stock-based compensation:
Coins	$22	$173
Trading cards and autographs	3	115
Other	2	78
Total	27	366
Unallocated stock-based compensation	124	566
Consolidated stock-based compensation	$151	$932
Operating income:
Coins	$3,273	$3,595
Trading cards and autographs	893	772
Other	218	333
Total	4,384	4,700
Unallocated operating expenses	(1,189)	(1,675)
Consolidated Operating Income	$3,195	$3,025

	September 30,	June 30,
	2015	2015
Identifiable Assets:
Coins	$6,515	$5,961
Trading cards and autographs	1,455	1,436
Other	3,028	2,859
Total	10,998	10,256
Unallocated assets	19,126	21,946
Consolidated assets	$30,124	$32,202
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.            RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2015, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $817,000, compared with $380,000 for the three months ended September 30, 2014. At September 30, 2015, the amount owed to the Company for these services was approximately $61,000, compared with $145,000 at June 30, 2015.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $333,000 in the three months ended September 30, 2015, as compared to $327,000 in the same three months of fiscal 2014. At September 30, 2015, the amount owed to the Company for these services was approximately $149,000, compared to $118,000 at June 30, 2015.

In each case, these authentication and grading fees were comparable in amount to the fees which we charge, in the ordinary course of our business, for similar authentication and grading services we render to unaffiliated customers.

10.          CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business. We believe that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

11.          SUBSEQUENT EVENTS

On October 28, 2015, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on November 27, 2015 to stockholders of record on November 13, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Fiscal 2015 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2015, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2015 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

Our Business

Collectors Universe, Inc. (“we”, “us”, “our”, or the “Company”) provides authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, sports and historical memorabilia. We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectible they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

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

Overview of First Quarter Fiscal 2016 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount	Percent of Revenues	Amount	Percent of Revenues
Net revenues:
Grading authentication and related services	$14,612	100.0%	$16,169	99.9%
Product sales	6	-	9	0.1%
	14,618	100.0%	16,178	100.0%
Cost of revenues:
Grading authentication and related services	5,139	35.2%	5,778	35.7%
Product sales	8	133.3%	18	200.0%
	5,147	35.2%	5,796	35.8%
Gross profit:
Services	9,473	64.8%	10,391	64.3%
Product sales	(2)	(33.3)%	(9)	(100.0)%
	9,471	64.8%	10,382	64.2%
Selling and marketing expenses	2,169	14.8%	2,367	14.6%
General and administrative expenses	4,107	28.1%	4,990	30.9%
Operating income	3,195	21.9%	3,025	18.7%
Interest and other income, net	(26)	(0.2)%	6	-
Income before provision for income taxes	3,169	21.7%	3,031	18.7%
Provision for income taxes	1,226	8.4%	1,249	7.7%
Income from continuing operations	1,943	13.3%	1,782	11.0%
Income (loss) from discontinued operations, net of income taxes	(12)	(0.1)%	22	0.1%
Net income	$1,931	13.2%	$1,804	11.1%

Net income per diluted share:
Income from continuing operations	$0.23		$0.21
Income (loss) from discontinued operations	-		-
Net income	$0.23		$0.21

The $1.6 million or 10% reduction in service revenues to $14.6 million in the three months ended September 30, 2015, reflects a $1.8 million or 16% reduction in coin service revenues partially offset by increased card services revenues. The reduction in coin service revenues reflects lower revenues of approximately $1.8 million from the Baseball Hall of Fame (“HOF”) and 50th Anniversary Kennedy modern coin programs in this year’s first quarter compared to last year’s first quarter.

Despite the reduction in revenues, operating income was $3.2 million in the three months ended September 30, 2015 compared to $3.0 million in the same period of the prior year. In the three months ended September 30, 2015, non-cash stock-based compensation was $151,000 compared to $932,000 in the three months ended September 30, 2014 (See Critical Accounting Policies: Restricted Stock Awards). Additionally, in the three months ended September 30, 2015, we incurred $0.3 million of costs associated with Collectors.com (a new website launched in August 2015, which enables collectors to locate items they are interested in buying).

Excluding non-cash stock based compensation in both three month periods and Collectors.com in the three months ended September 30, 2015, operating income would have been $3.6 million in this year’s first quarter compared to $4.0 million in last year’s first quarter.

These, as well as other factors affecting our operating results in the three months ended September 30, 2015, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2015, compared to the Three Months Ended September 30, 2014”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 85% of our service revenues in the three months ended September 30, 2015. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% of our total net revenues in the three months ended September 30, 2015. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three months ended September 30, 2015 and 2014, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2015		2014		2015		2014
Coins	433,000	49.6%	516,000	54.8%	$544,512	92.7%	$501,555	93.3%
Trading cards and autographs (1)	441,000	50.4%	425,000	45.2%	42,848	7.3%	36,298	6.7%
Total	874,000	100.0%	941,000	100.0%	$587,360	100.0%	$537,853	100.0%

(1)     Consists of trading card units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; and as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

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

In addition to the operating performances of our businesses, and in particular our coin business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of 35% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2015, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2015. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter ended September 30, 2015, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation

We recognize share-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Form 10-K for the year ended June 30, 2015, we did not achieve Performance Goal #2 in fiscal 2015 but nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time, it is not considered probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved and therefore, if any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation for the three months ended September 30, 2015 was $151,000 compared to $932,000 for the three months ended September 30, 2014. The reduction of $781,000, primarily related to lower stock-based compensation expense recognized for LTIP related shares due to (i) the Threshold and Performance Goal #1 shares being fully vested at June 30, 2015 whereas in the three months ended September 30, 2014, $113,000 of expense was recognized and (ii) lower expense of $640,000 required to be recognized for the Performance Goal #2 shares as it was determined that it had become probable that Performance Goal #2 would be achieved in the three months ended September 30, 2014 and there was a catch-up expense required to be recognized in that quarter.

Results of Operations for the Three Months Ended September 30, 2015, compared to the Three Months Ended September 30, 2014

Net Revenues

 Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts and Collectors Club; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our coin authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the total net revenues for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$12,345	84.5%	$13,943	86.2%	$(1,598)	(11.5%)
Other related services	2,267	15.5%	2,226	13.7%	41	1.8%
Total service revenues	14,612	100.0%	16,169	99.9%	(1,557)	(9.6%)
Product sales	6	-	9	0.1%	(3)	(33.3%)
Total net revenues	$14,618	100.0%	$16,178	100.0%	$(1,560)	(9.6%)

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$9,313	63.8%	$11,097	68.6%	$(1,784)	(16.1%)	(83,000)	(16.1%)
Cards and autographs (1)	3,991	27.3%	3,830	23.7%	161	4.2%	16,000	3.8%
Other (2)	1,308	8.9%	1,242	7.6%	66	5.3%	-	-
Product sales	6	-	9	0.1%	(3)	(33.3%)	-	-
	$14,618	100.0%	$16,178	100.0%	$(1,560)	(9.6%)	(67,000)	(7.1%)

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended September 30, 2015, our total service revenues decreased by $1,557,000, or 10%, to $14,612,000 and comprises a decrease of $1,598,000, or 11%, in authentication and grading fees partially offset by an increase of $41,000 or 2%, in other related services. The decrease in authentication and grading fees was attributable to a $1,771,000, or 17%, decrease in coin fees, partially offset by a $173,000, or 5%, increase in cards and autograph fees.

The decrease in our coin fees of $1,771,000 primarily reflects lower revenues of approximately $1.8 million from the Baseball Hall of Fame and 50th Anniversary Kennedy modern coin programs, in the three months ended September 30, 2015, as compared to last year’s first quarter. Our coin vintage, trade show and world authentication and grading fees were substantially unchanged in the three months ended September 30, 2015 as compared to the same period of the prior year.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Revenues from our trading cards and autographs business continue to show consistent growth, and the 4% growth in revenues in the three months ended September 30, 2015 represented the 21st straight quarter-on-quarter revenue growth in that business.

As previously disclosed, our second fiscal quarter is typically our seasonally slowest quarter of the year, due to the winter holidays. In addition, because the Company achieved record second quarter revenues in last year’s second quarter, it remains uncertain as to the level of revenue or revenue growth the Company will achieve in this year’s second quarter and we could experience a decline in revenues.

Despite the decrease in our coin authentication and grading revenues in the first quarter of the current year, our coin business represented approximately 64% of total service revenues in this year’s first quarter, as compared to 69% of total service revenues in last year’s first quarter, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Gross profit – services	$9,473	64.8%	$10,391	64.3%
Gross profit – product sales	(2)	(33.3%)	(9)	(100.0%)
Total	$9,471	64.8%	$10,382	64.2%

As indicated in the above table, our services gross profit margin increased to 64.8% for the three months ended September 30, 2015, compared to 64.3% for the three months ended September 30, 2014. The slightly higher gross profit margin in the three months ended September 30, 2015, was primarily attributable to the mix of coin revenues in the quarter. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2015, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs (including costs associated with Collectors.com), trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$2,169	14.8%	$2,367	14.6%

Selling and marketing expenses represented 14.8% of net revenues, in the three months ended September 30, 2015, compared to 14.6% of net revenues in the three months ended September 30, 2014. The dollar reduction of $198,000 in selling and marketing expenses in the three months ended September 30, 2015 as compared to the same three months of the prior year, primarily reflected lower incentives of $269,000 in the first quarter of fiscal 2015, due to the lower HOF and Kennedy coin program revenues and the resignation of our Vice President of Business Development partially offset by increased selling and marketing expenses of $93,000 associated with Collectors.com.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses, and G&A expenses of Collectors.com (in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$4,107	28.1%	$4,990	30.9%

G&A expenses decreased by $883,000 in the three months ended September 30, 2015, compared to the same period of fiscal 2014 and represented 28.1% of revenues, compared with 30.9% of revenues in the three months ended September 30, 2014. As discussed under Critical Accounting Policies and Estimates: Restricted Stock Award, G&A non-cash stock-based compensation decreased by $775,000 due to lower LTIP costs recognized. In addition, legal expenses decreased by $288,000, primarily attributable to lower litigation related fees in the three months ended September 30, 2015 partially offset by $219,000 of G&A costs incurred for Collectors.com.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
Included in:	2015	2014
Cost of authentication, grading and related services	$11	$11
Sales and Marketing expenses	8	14
General administrative expenses	132	907
	$151	$932

See Critical Accounting Policies and Estimates: Restricted Stock Awards for a discussion of the change in stock-based compensation in the three month ended September 30, 2015 as compared to the same period in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $587,000 related to unvested stock-based awards at September 30, 2015 and represents the expense expected to be recognized through fiscal year 2019, on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2019 and the Company will achieve Performance Goal #2 by June 30, 2017. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2016 (remaining 9 months)	$294
2017	138
2018	135
2019	20
$587

Income Tax Expense

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Income tax expense	$1,226	$1,249

The income tax provisions of $1,226,000 and $1,249,000 in the three months ended September 30, 2015 and 2014, respectively, represented estimated annual effective tax rates of approximately 39% and 41% in the three month ended September 30, 2015 and 2014, respectively and such provisions include valuation allowances for losses incurred in our foreign operations.

Discontinued Operations

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Income (loss) from discontinued operations (net of income taxes)	$(12)	$22

The income (losses) from discontinued operations (net of income taxes) for both the three months ended September 30, 2015 and 2014, related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, offset in the three months ended September 30, 2014 by royalty income realized from our discontinued currency business.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them.

At September 30, 2015, we had cash and cash equivalents of approximately $14,663,000, as compared to cash and cash equivalents of $17,254,000 at June 30, 2015.

Cash Flows

Cash Flows from Continuing Operations. During the three months ended September 30, 2015 and 2014, our operating activities from continuing operations generated cash of $1,019,000 and $1,569,000, respectively. The reduction in cash provided by operating activities in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily reflects the lower operating income before non-cash stock based compensation of $611,000 in this year’s first quarter.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $157,000 and $168,000 in the three months ended September 30, 2015 and 2014, respectively, primarily related to payments of our ongoing obligations associated with the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash generated or used by Investing Activities. Investing activities used cash of $407,000 in the three months ended September 30, 2015 and generated cash of $16,000 in the three months ended September 30, 2014. In the three months ended September 30, 2015 we used $202,000 for capitalized software for Collectors.com and $188,000 for capital expenditures. In the three months ended September 30, 2014, we generated $76,000 from royalties from our discontinued currency business partially offset by cash used of $44,000 for capital expenditures and $16,000 for capitalized software.

Cash used in Financing Activities. In the three months ended September 30, 2015, financing activities used cash of $3,046,000, consisting entirely of cash dividends paid to our stockholders. In the three months ended September 30, 2014 financing activities used $3,178,000 of which $2,738,000 was for dividends to our stockholders and $440,000 for the repurchase of common stock to satisfy employee tax withholdings on the vesting of restricted shares.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2016(remaining 9 months)	$1,296	$62	$1,234
2017	1,703	84	1,619
2018	1,667	87	1,580
2019	1,109	66	1,043
2020	138	-	138
Thereafter	109	-	109
	$6,022	$299	$5,723

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the two facilities, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. Those obligations, which are payable in monthly installments are scheduled to expire on December 31, 2015 and 2017, respectively.

Fiscal Year	Gross Amount	Sublease Income	Net
2016 (remaining 9 months)	$459	$50	$409
2017	470	-	470
2018	245	-	245
	$1,174	$50	$1,124
Less: Discounted estimated fair value of lease payments			(1,066)
Accretion expense to be recognized in future periods			$58

The accrual for these facility-related obligations includes an estimate of the minimum lease payments of $1,066,000 and an estimate of the operating expenses related to the leased properties of $58,000.

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. Our current dividend policy calls for us to pay quarterly cash dividends of $0.35 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.40 per common share.

The declaration of cash dividends in the future, pursuant to our current dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance (and in particular the on-going performance to the Company’s coin business), its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2015, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services (including Collectors.com) for our existing customers and other collectibles customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations under the two facilities formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to obtain such borrowings or raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

                In September 2015, FASB issued Accounting Standards Update 2015-16, on Business Combinations and Simplifying the Accounting for measurement-period adjustments. Under this guidance an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statement and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2015, we had $14,663,000 in cash and cash equivalents, of which, $11,752,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at September 30, 2015 were approximately $950,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 that we filed with the SEC on August 27, 2015.

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

COLLECTORS UNIVERSE, INC.

Date: November 4, 2015	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 4, 2015	By:	/s/ JOSEPH J. WALLACE
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