Form 10-Q
period 2015-12-31
COLLECTORS UNIVERSE INC
filed 2016-02-04
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2016
Common Stock $.001 Par Value	8,898,104

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2015 and 2014	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Forward-Looking Statements	13
	Our Business	13
	Overview of the Three and Six Months Ended December 31, 2015 Operating Results	14
	Factors That Can Affect Our Operating Results and Financial Position	15
	Critical Accounting Policies and Estimates	17
	Results of Operations for the Three and Six Months Ended December 31, 2015 as compared to the Three and Six Months Ended December 31, 2014	18
	Liquidity and Capital Resources	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II	Other Information
Item 1A.	Risk Factors	26
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,794	$17,254
Accounts receivable, net of allowance of $30 and $33 at December 31, 2015 and June 30, 2015, respectively	2,090	2,460
Inventories, net	1,765	1,619
Prepaid expenses and other current assets	991	940
Deferred income tax assets	1,599	1,599
Total current assets	19,239	23,872

Property and equipment, net	2,656	2,326
Goodwill	2,083	2,083
Intangible assets, net	1,707	1,558
Deferred income tax assets	1,945	1,945
Other assets	377	236
Non-current assets of discontinued operations	79	182
Total assets	$28,086	$32,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,816	$1,961
Accrued liabilities	2,979	2,898
Accrued compensation and benefits	2,166	3,890
Income taxes payable	905	521
Deferred revenue	2,914	2,621
Current liabilities of discontinued operations	695	778
Total current liabilities	11,475	12,669

Deferred rent	394	422
Non-current liabilities of discontinued operations	441	642

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,898 and 8,882 issued and outstanding at December 31, 2015 and June 30, 2015, respectively.	9	9
Additional paid-in capital	80,136	79,848
Accumulated deficit	(64,369)	(61,388)
Total stockholders’ equity	15,776	18,469
Total liabilities and stockholders’ equity	$28,086	$32,202

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$12,636	$14,148	$27,254	$30,326
Cost of revenues	5,010	5,067	10,156	10,863
Gross profit	7,626	9,081	17,098	19,463
Operating expenses:
Selling and marketing expenses	2,040	2,147	4,209	4,514
General and administrative expenses	3,897	4,288	8,004	9,277
Total operating expenses	5,937	6,435	12,213	13,791
Operating income	1,689	2,646	4,885	5,672
Interest income and other expense, net	(15)	(7)	(42)	(2)
Income before provision for income taxes	1,674	2,639	4,843	5,670
Provision for income taxes	679	971	1,906	2,220
Income from continuing operations	995	1,668	2,937	3,450
Income (loss) from discontinued operations, net of income taxes	(6)	(13)	(17)	9
Net income	$989	$1,655	$2,920	$3,459

Net income per basic share:
Income from continuing operations	$0.12	$0.20	$0.35	$0.41
Income from discontinued operations	-	-	-	0.01
Net income per basic share	$0.12	$0.20	$0.35	$0.42

Net income per diluted share:
Income from continuing operations	$0.12	$0.20	$0.34	$0.41
Income (loss) from discontinued operations	-	(0.01)	-	-
Net income per diluted share	$0.12	$0.19	$0.34	$0.41

Weighted average shares outstanding:
Basic	8,441	8,339	8,438	8,333
Diluted	8,549	8,519	8,541	8,511
Dividends declared per common share	$0.35	$0.325	$0.70	$0.65

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,920	$3,459
Discontinued operations	17	(9)
Income from continuing operations	2,937	3,450
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	699	671
Stock-based compensation expense	291	1,365
Provision for bad debts	1	-
Provision for inventory write-down	42	151
Provision for warranty	224	241
Gain on sale of property and equipment	(2)	(1)
Loss on sale of business	-	1
Change in operating assets and liabilities:
Accounts receivable	362	(448)
Inventories	(188)	(381)
Prepaid expenses and other	(51)	464
Other assets	(141)	21
Accounts payable and accrued liabilities	(657)	(480)
Accrued compensation and benefits	(1,724)	(1,434)
Income taxes payable	382	(88)
Deferred revenue	293	444
Deferred rent	(28)	(13)
Net cash provided by operating activities of continuing operations	2,440	3,963
Net cash used in operating activities of discontinued businesses	(199)	(313)
Net cash provided by operating activities	2,241	3,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	2
Proceeds from sale of business	9	80
Purchase of business	-	(200)
Capital expenditures	(292)	(275)
Capitalized software	(371)	(34)
Patents and other intangibles	(26)	(10)
Net cash used in investing activities	(680)	(437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(6,021)	(5,468)
Payments for retirement of common stock	-	(504)
Net cash used in financing activities	(6,021)	(5,972)

Net decrease in cash and cash equivalents	(4,460)	(2,759)
Cash and cash equivalents at beginning of period	17,254	19,909
Cash and cash equivalents at end of period	$12,794	$17,150

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$1,513	$2,305

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2015, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC (our “Fiscal 2015 10-K”). Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our authentication and grading services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our Expos trade show business, we recognize revenue from each show in the period in which the show takes place.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2015.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with financial performance goals, we begin recognizing compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goals.

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

At this time, it is considered too early to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If additional shares are expected to vest, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation in the three and six months ended December 31, 2015 was $140,000 and $291,000, respectively, as compared to $433,000 and $1,365,000 in the three and six months ended December 31, 2014.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2015 we had cash and cash equivalents totaling approximately $12,794,000, of which approximately $10,112,000 was invested in money market accounts, and the balance of $2,682,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,359,000 at December 31, 2015.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $12,352,000 at December 31, 2015.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance accounted for 10% of the Company’s total gross accounts receivable balances at December 31, 2015. There were no customers whose accounts receivable balance accounted for 10% of the Company’s gross accounts receivable balances as June 30, 2015. We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $30,000 and $33,000 at December 31, 2015 and June 30, 2015, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 65% of our net revenues for six months ended December 31, 2015, and 69% of our net revenues for the three and six months ended December 31, 2014.

Customers. Five of our coin authentication and grading customers, in the aggregate, accounted for approximately 13% and 14% of our total net revenues in the six months ended December 31, 2015 and 2014, respectively.

Inventories

Our inventories consist primarily of (i) coins which we have purchased pursuant to our coin authentication and grading warranty program and (ii) consumable supplies and special inserts that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory losses is recognized, as considered necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance for inventory losses.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2015 we capitalized approximately $169,000 and $371,000, respectively of software development cost as compared to $16,000 and $34,000 in the three and six months ended December 31, 2014, respectively. In the three and six months ended December 31, 2015, we recorded approximately $63,000 and $104,000, respectively as amortization expense for capitalized software as compared to $39,000 and $78,000 in the three and six months ended December 31, 2014. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the second quarter of fiscal 2016. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In September 2015, FASB issued Accounting Standards Update 2015-16, on Business Combinations and Simplifying the Accounting for measurement-period adjustments. Under this guidance an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the guidance requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter.

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. Earlier adoption is permitted and the updated guidance, may be applied either prospectively or retrospectively. The Company plans to implement this guidance at June 30, 2016 and will retrospectively restate its comparable balance sheet at June 30, 2015 at that time. Had the Company adopted this guidance as of December 31, 2015 and June 30, 2015, deferred tax assets of $1,599,000 classified as part of current assets would have been reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets would have been increased from $1,945,000 to $3,544,000 at both December 31, 2015 and June 30, 2015 and total current assets at December 31, 2015 and June 30, 2015 would have been reduced to $17,640,000 and $22,273,000, respectively. There would have been no change to total assets at December 31, 2015 and June 30, 2015 arising from this guidance.

2.	INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2015	2015
Coins	$525	$504
Other collectibles	155	168
Grading raw materials consumable inventory	1,700	1,560
	2,380	2,232
Less inventory reserve	(615)	(613)
Inventories, net	$1,765	$1,619

The inventory reserve represents a valuation allowance on certain items of our coins, other collectibles and consumable inventories based upon our review of the current market value of such coins and collectibles and the usage of consumables.

The estimated value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2015	2015
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,745	2,301
Computer software	1,191	1,148
Equipment	4,595	4,465
Furniture and office equipment	1,080	1,079
Leasehold improvements	1,055	1,024
Trading card reference library	52	52
	10,981	10,332
Less accumulated depreciation and amortization	(8,325)	(8,006)
Property and equipment, net	$2,656	$2,326

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2015	2015
Warranty reserves	$1,450	$1,492
Other	1,529	1,406
	$2,979	$2,898

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2015 and 2014 (in thousands):

	Six Months Ended December 31,
	2015	2014
Warranty reserve beginning of period	$1,492	$1,569
Provision charged to cost of revenues	224	241
Payments	(266)	(214)
Warranty reserve, end of period	$1,450	$1,596

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

At December 31, 2015, one of the lease obligations expired. The balance of our remaining lease related obligation in connection with the fiscal 2009 disposal of our jewelry business was $1,069,000 at December 31, 2015, of which $628,000 was classified as a current liability, and $441,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at December 31, 2015. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.	INCOME TAXES

In both the six months ended December 31, 2015 and 2014, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 39% and such provisions include valuation allowances established against losses of foreign subsidiaries.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted average shares outstanding: Basic	8,441	8,339	8,438	8,333
Dilutive effect of stock options	-	-	-	3
Dilutive effect of restricted shares	108	180	103	175
Weighted average shares outstanding: Diluted	8,549	8,519	8,541	8,511

A total of 30,000 unvested restricted shares of common stock were excluded from the computation of diluted income per share, in the three months ended December 31, 2015, as they would have been anti-dilutive. There were no anti-dilutive options or restricted shares of common stock in either the three or the six months ended December 31, 2014.

In addition, approximately 261,000 and 256,000 of unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in the three and six months ended December 31, 2015, respectively, as compared to 262,000 and 257,000 of unvested performance based shares in the three and six months ended December 31, 2014, respectively, because we had not achieved the related performance goals required for those shares to vest.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other collectibles. Services provided by these segments include authentication, grading, publications, advertising and commissions earned, subscription-based revenues and product sales. The other collectibles segment is comprised of CCE, Coinflation.com, Collectors.com and our collectibles trade show business.

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months and six months ended December 31, 2015 and 2014, respectively. Net identifiable assets are provided by business segment as of December 31, 2015 and June 30, 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenues from external customers:
Coins	$8,285	$9,777	$17,598	$20,883
Trading cards and autographs	3,575	3,653	7,572	7,482
Other	776	718	2,084	1,961
Consolidated total revenue	$12,636	$14,148	$27,254	$30,326
Amortization and depreciation:
Coins	$124	$123	$262	$252
Trading cards and autographs	57	50	112	100
Other	122	83	219	167
Total	303	256	593	519
Unallocated amortization and depreciation	56	73	106	152
Consolidated amortization and depreciation	$359	$329	$699	$671
Stock-based compensation:
Coins	$22	$88	$45	$261
Trading cards and autographs	3	41	5	156
Other	2	29	4	107
Total	27	158	54	524
Unallocated stock-based compensation	113	275	237	841
Consolidated stock-based compensation	$140	$433	$291	$1,365
Operating income:
Coins	$2,328	$3,041	$5,601	$6,636
Trading cards and autographs	623	755	1,516	1,527
Other	(222)	179	(5)	512
Total	2,729	3,975	7,112	8,675
Unallocated operating expenses	(1,040)	(1,329)	(2,227)	(3,003)
Consolidated operating income	$1,689	$2,646	$4,885	$5,672

	December 31,	June 30,
	2015	2015
Identifiable Assets:
Coins	$5,813	$5,961
Trading cards and autographs	1,366	1,436
Other	3,211	2,859
Total	10,390	10,256
Unallocated assets	17,696	21,946
Consolidated assets	$28,086	$32,202
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2015, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $188,000 and $1,005,000, respectively, as compared to $269,000 and $649,000 for the three and six months ended December 31, 2014. At December 31, 2015, the amount owed to the Company for these services was approximately $119,000, as compared to $145,000 at June 30, 2015.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $233,000 and $566,000 in the three and six months ended December 31, 2015, respectively, as compared to $213,000 and $541,000, respectively, in the same three and six months of fiscal 2015. At December 31, 2015, the amount owed to the Company for these services was approximately $107,000, as compared to $118,000 at June 30, 2015.

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

On January 25, 2016, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a third quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on February 26, 2016 to stockholders of record on February 17, 2016.

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

Overview of Three and Six Months ended December 31, 2015 Operating Results

The following table sets forth comparative financial data for the three and six months ended December, 2015 and 2014 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$12,636	100.0%	$14,148	100.0%	$27,249	100.0%	$30,317	100.0%
Product sales	-	-	-	-	5	-	9	-
	12,636	100.0%	14,148	100.0%	27,254	100.0%	30,326	100.0%
Cost of Revenues:
Grading authentication and related services	5,006	39.6%	5,048	35.7%	10,145	37.2%	10,827	35.7%
Product sales	4	-	19	-	11	(220.0%)	36	(400.0%)
	5,010	39.6%	5,067	35.8%	10,156	37.3%	10,863	35.8%

Gross Profit:
Services	7,630	60.4%	9,100	64.3%	17,104	62.8%	19,490	64.3%
Product sales	(4)	-	(19)	-	(6)	(120.0%)	(27)	(300.0%)
	7,626	60.4%	9,081	64.2%	17,098	62.7%	19,463	64.2%

Selling and marketing expenses	2,040	16.2%	2,147	15.2%	4,209	15.4%	4,514	14.9%
General & administrative expenses	3,897	30.8%	4,288	30.3%	8,004	29.4%	9,277	30.6%
Operating income	1,689	13.4%	2,646	18.7%	4,885	17.9%	5,672	18.7%
Interest and other income, net	(15)	(0.2%)	(7)	-	(42)	(0.1%)	(2)	-
Income before provision for income taxes	1,674	13.2%	2,639	18.7%	4,843	17.8%	5,670	18.7%
Provision for income taxes	679	5.3%	971	6.9%	1,906	(7.0%)	2,220	7.3%
Income from continuing operations	995	7.9%	1,668	11.8%	2,937	10.8%	3,450	11.4%
Income (loss) from discontinued operations, net of income taxes	(6)	(0.1%)	(13)	(0.1%)	(17)	(0.1%)	9	-
Net income	$989	7.8%	$1,655	11.7%	$2,920	10.7%	$3,459	11.4%
Net income per diluted share:
Income from continuing operations	$0.12		$0.20		$0.34		$0.41
Loss from discontinued operations	-		(0.01)		-		-
Net income	$0.12		$0.19		$0.34		$0.41

Service revenues were $12.6 million and $27.3 million in the three and six months ended December 31, 2015, respectively, as compared to $14.1 million and $30.3 million in the three and six months ended December 31, 2014. The decreases in services revenues of $1.5 million or 11% in the second quarter and $3.1million or 10% in the first six months of this fiscal year, were attributable to declines of $1.5 million or 15% and $3.3 million or 16% in coin service revenues in this year’s second quarter and first six months, respectively. The revenue decreases are discussed in more detail under Net Revenues below.

As set out in the table above, operating income declined to $1.7 million and $4.9 million for the three and six months ended December 31, 2015, respectively, as compared to $2.6 million and $5.7 million in the three and six months ended December 31, 2014. Operating income includes: (i) losses attributable to the start-up of Collectors.com of $0.5 million and $0.8 million in the three and six months ended December 31, 2015, respectively, as compared to $0.1 million in both the three and six months ended December 31, 2014 and (ii) non-cash stock- based compensation expenses of $0.1 million and $0.3 million in the three and six months ended December 31, 2015, respectively, as compared to $0.4 million and $1.4 million in the three and six months ended December 31, 2014 (see Critical Accounting Policies: Restricted Stock Awards).

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2015, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three and Six Months Ended December, 2015, as compared to the Three and Six Months Ended December 31, 2014”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 85% of our service revenues in the six months ended December 31, 2015. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 12% and 13% of our total net revenues in the three and six months ended December 31, 2015. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three and six months ended December 31, 2015 and 2014, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2015		2014		2015		2014
Coins	443,700	53.2%	457,600	51.1%	$430,465	92.1%	$507,599	93.2%
Trading cards and autographs (1)	390,600	46.8%	438,000	48.9%	36,722	7.9%	36,768	6.8%
Total	834,300	100.0%	895,600	100.0%	$467,187	100.0%	$544,367	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2015		2014		2015		2014
Coins	877,200	51.4%	973,700	53.0%	$974,977	92.5%	$1,009,354	93.2%
Trading cards and autographs (1)	831,000	48.6%	863,400	47.0%	79,570	7.5%	73,066	6.8%
Total	1,708,200	100.0%	1,837,100	100.0%	$1,054,547	100.0%	$1,082,420	100.0%

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

Critical Accounting Policies and Estimates

Except as discussed below, during the six months ended December 31, 2015 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2015. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill

We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. However, if the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the quarter ended September 30, 2015, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with financial performance goals, we begin recognizing compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goals.

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

At this time, it is considered too early to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2016 or future periods. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If, additional shares are expected to vest, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation for the three months ended December 31, 2015 was $140,000 and $291,000, respectively, as compared to $433,000 and $1,365,000 for the three and six months ended December 31, 2014. The reductions of $293,000 and $1,074,000 in the three and six months ended December 31, 2015 as compared to respective periods of the prior year, primarily related to lower stock-based compensation expense recognized for LTIP related shares due to (i) the Threshold and Performance Goal #1 shares being fully vested at June 30, 2015 whereas in the three and six months ended December 31, 2014, expense of $113,000 and $225,000, respectively was recognized and (ii) lower expense of $141,000 and $780,000 in the three and six months ended December 31, 2015, respectively, required to be recognized for the Performance Goal #2 shares, as it was determined that it had become probable that Performance Goal #2 would be achieved in the three months ended September 30, 2014.

Results of Operations for the Three and Six Months Ended December 31, 2015 as compared to the Three and Six Months Ended December 31, 2014

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

The following table sets forth the information regarding our net revenues for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$10,933	86.5%	$12,466	88.1%	$(1,533)	(12.3%	)
Other related services	1,703	13.5%	1,682	11.9%	21	1.2%
Total service revenues	12,636	100.0%	14,148	100.0%	(1,512)	(10.7%	)
Product sales	-	-	-	-	-	-
Total net revenues	$12,636	100.0%	$14,148	100.0%	$(1,512)	(10.7%	)

	Six Months Ended December 31,
	2015		2014		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$23,278	85.4%	$26,409	87.1%	$(3,131)	(11.9%	)
Other related services	3,971	14.6%	3,908	12.9%	63	1.6%
Total service revenues	27,249	100.0%	30,317	100.0%	(3,068)	(10.1%	)
Product sales	5	-	9	-	(4)	(44.4%	)
Total net revenues	$27,254	100.0%	$30,326	100.0%	$(3,072)	(10.1%	)

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$8,285	65.6%	$9,777	69.1%	$(1,492)	(15.3%)	(13,900)	(3.0%)
Cards and autographs (1)	3,575	28.3%	3,653	25.8%	(78)	(2.1%)	(47,400)	(10.8%)
Other (2)	776	6.1%	718	5.1%	58	8.1%	-	-
Product sales	-	-	-	-	-	-	-	-
	$12,636	100.0%	$14,148	100.0%	$(1,512)	(10.7%)	(61,300)	(6.8%)

	Six Months Ended December 31,
					2015 vs. 2014
	2015		2014		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$17,598	64.6%	$20,874	68.8%	$(3,276)	(15.7%)	(96,500)	(9.9%)
Cards and autographs (1)	7,567	27.8%	7,482	24.7%	85	1.1%	(32,400)	(3.8%)
Other (2)	2,084	7.6%	1,961	6.5%	123	6.3%	-	-
Product sales	5	-	9	-	(4)	(44.4%)	-	-
	$27,254	100.0%	$30,326	100.0%	$(3,072)	(10.1%)	(128,900)	(7.0%)

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended December 31, 2015, our total service revenues decreased by $1,512,000, or 10.7%, to $12,636,000 and comprised a decrease of $1,533,000, or 12.3%, in authentication and grading fees partially offset by an increase of $21,000, or 1.2%, in other related services. The decrease in authentication and grading fees was attributable to a $1,416,000, or 15.5%, decrease in coin fees and a $117,000, or 3.5%, decrease in cards and autograph fees.

For the six months ended December 31, 2015, our total service revenues decreased by $3,068,000, or 10.1%, to $27,249,000 and comprised a decrease of $3,131,000, or 11.9%, in authentication and grading fees partially offset by an increase of $63,000 or 1.6%, in other related services. The decrease in authentication and grading fees was attributable to a $3,187,000, or 16.3% decrease in coin fees partially offset by a $56,000, or 0.8%, increase in cards and autograph fees.

The decreases in coin authentication and grading fees in the second quarter and six months ended December 31, 2015 reflected (i) lower modern fees of $982,000 or 35.5% in the quarter and $2,781,000 or 40.7% in the six months, due to the absence of significant commemorative coin programs and in particular, revenues earned from the Baseball Hall of Fame and 50th Anniversary Kennedy modern coin programs that benefited the second quarter and first six months of fiscal 2015, (ii) lower world coin fees of $359,000 or 20.7% in the quarter and $407,000 or 13.9% in the six months, reflecting less grading events and a change in mix of coins graded in our overseas offices primarily, during this year’s second quarter and (iii) lower vintage coin fees of $376,000 or 11.3% in the quarter and $298,000 or 4.7% in the six months, due to the absence in this year’s second quarter of revenues earned from the authentication and grading of one customer’s coin collection that benefited last year’s second quarter. These reductions were partially offset by an increase in coin trade show revenues of $301,000 or 23.5% in the quarter and $299,000 or 8.8% in the six months, reflecting increased revenues on a per show basis and despite staging one less show in this year’s second quarter.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Revenues from our trading cards and autographs business declined by 2.1% in the second quarter, but increased by 1.1% in the first half of the current year. The second quarter decrease reflected lower autograph authentication revenues, which can vary due to the level of submissions from individual customers, in any quarter. Prior to the revenue reduction in the second quarter, our cards and autographs business had quarter-on-quarter revenue growth for 21 successive quarters.

As previously disclosed, our third fiscal quarter is typically our seasonally strongest quarter of the year, due to the release of Gold and Silver Eagles by the US Mint in that quarter. To stimulate increased demand for our services effective January 1, 2016, the Company has implemented more competitive programs for our modern coin business. It is our expectation that the effect of these programs will be offset by increased submissions of modern coins in calendar year 2016. However, it is too early to determine the impact of these programs and other market conditions on the level of revenues, we will generate in the third quarter and the second half of fiscal 2016.

Despite the reduction in our coin authentication and grading revenues in the first half of the year, our coin business represented approximately 65% of total service revenues in the first half of the current year, as compared to 69% of total service revenues for the same period of the prior year, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014

	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit-services	$7,630	60.4%	$9,100	64.3%	$17,104	62.8%	$19,490	64.3%
Gross profit–product sales	(4)	-	(19)	-	(6)	(120.0%)	(27)	(300%)
Total	$7,626	60.4%	$9,081	64.2%	$17,098	62.7%	$19,463	64.2%

As indicated in the above table, our services gross profit margin was 60.4% and 62.8% for the three and six months ended December 31, 2015, respectively, as compared to 64.3% for both the three and six months ended December 31, 2014. The lower gross profit margin that arose in this year’s second quarter was related to our coin business, and reflected the lower revenues for that business and a lower average service price earned due to a change in the mix of coin authenticated and graded in the quarter. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business that can impact the level of revenues generated in any given quarter. During the three years ended June 30, 2015, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs (including costs associated with Collectors.com), trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Selling and marketing expenses	$2,040	$2,147	$4,209	$4,514
Percent of net revenue	16.2%	15.2%	15.4%	14.9%

Selling and marketing expenses decreased by $107,000 and $305,000 in the three and six months ended December 31, 2015, respectively, as compared to the same respective periods of the prior year and primarily reflected (i) lower salary and business development incentives of $170,000 in the second quarter and $473,000 in the first six months, due to the lower modern coin revenues and the resignation of our Vice President of Business Development and (ii) lower trade show and international travel costs of $179,000 in the second quarter and $226,000 in the first six months, due to fewer domestic trade shows and lower management international travel costs in support of our overseas offices. These savings were partially offset by selling and marketing expenses of $283,000 in the second quarter and $376,000 in the six months for Collectors.com, primarily representing promotional costs incurred since the launch of the Collectors.com website at the end of August 2015.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses, and G&A expenses of Collectors.com. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2015 and 2014, (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
General and administrative expenses	$3,897	$4,288	$8,004	$9,277
Percent of net revenue	30.8%	30.3%	29.4%	30.6%

G&A expenses decreased by $391,000 and $1,273,000 in the three and six months ended December 31, 2015, respectively, as compared to the same periods of fiscal 2015 and primarily reflected (i) lower G&A non-cash stock based compensation of $287,000 in the second quarter and $1,061,000 in the first six months of the current year, due to lower LTIP costs recognized, as discussed under Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Award and (ii) lower litigation related fees incurred of $238,000 in the second quarter and $518,000 in the first six months, due to two lawsuits that were active and went to trial in the corresponding periods of fiscal 2015. These savings were partially offset by higher G&A costs incurred for Collectors.com of $160,000 in the second quarter and $379,000 in the first six months of the current year.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2015	2014	2015	2014
Cost of authentication, grading and related services	$11	$11	$22	$23
Selling and marketing expenses	8	14	16	28
General and administrative expenses	121	408	253	1,314
	$140	$433	$291	$1,365

See Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Awards for a discussion of the change in stock-based compensation in the three and six months ended December 31, 2015 as compared to the same period in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $717,000 related to unvested stock-based awards at December 31, 2015 and represents the expense expected to be recognized through fiscal year 2019, on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2019 and the Company will achieve Performance Goal #2 by June 30, 2017. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional Financial Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2016 (remaining 6 months)	$308
2017	254
2018	135
2019	20
$717

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In Thousands)
Provision for income taxes	$679	$971	$1,906	$2,220

The income tax provisions in the three and six months ended December 31, 2015, were determined based on estimated annual effective tax rates of approximately 41% and 39%, respectively as compared to 37% and 39% in the three and six months ended December 31, 2014, respectively. Such provisions include valuation allowances for losses incurred in our foreign operations and changes in the level of losses and valuation allowances for our foreign offices can result in changes in our annual effective tax rate.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$(6)	$(13)	$(17)	$9

The income (losses) from discontinued operations (net of income taxes) for both the three and six months ended December 31, 2015 and 2014, related to accretion expense associated with the Company’s ongoing obligations for the New York City facilities, formerly occupied by our discontinued jewelry businesses, offset by royalty income in the six months ended December 31, 2014, realized from our discontinued currency business.

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

At December 31, 2015, we had cash and cash equivalents of approximately $12,794,000, as compared to cash and cash equivalents of $17,254,000 at June 30, 2015.

Cash Flows

Cash Flows from Continuing Operations. During the six months ended December 31, 2015 and 2014, our operating activities from continuing operations generated cash of $2,440,000 and $3,963,000, respectively. The lower cash provided by operating activities in the six months ended December 31, 2015, reflected lower operating income before non-cash stock based compensation partially offset by changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $199,000 and $313,000 in the six months ended December 31, 2015 and 2014, respectively, primarily related to payments for our ongoing obligations for the New York facilities, formerly occupied by our discontinued jewelry businesses.

Cash generated or used by Investing Activities. Investing activities used cash of $680,000 and $437,000 in the six months ended December 31, 2015 and 2014, respectively. In the six months ended December 31, 2015 we used $371,000 for capitalized software for Collectors.com and $292,000 for capital expenditures. In the six months ended December 31, 2014, we used of $273,000 net, for capital expenditures, $200,000 for the purchase of the business assets of IQ and $34,000 for capitalized software.

Cash used in Financing Activities. In the six months ended December 31, 2015, financing activities used cash of $6,021,000 to fund cash dividends paid to our stockholders. In the six months ended December 31, 2014 financing activities used $5,972,000 of which $5,468,000 was used to fund dividends to our stockholders and $504,000 was used for the repurchase of common stock to satisfy employee tax withholdings, on the vesting of restricted shares.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2016(remaining 6 months)	$878	$41	$837
2017	1,870	84	1,786
2018	1,766	87	1,679
2019	1,185	67	1,118
2020	136	-	136
Thereafter	106	-	106
	$5,941	$279	$5,662

Discontinued Operations. At December 31, 2015, one of the facility obligations, related to our discontinued jewelry businesses, expired. The following table sets forth our expected remaining minimum base payment obligation in respect of the remaining facility. The obligation, which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2016(remaining 6 months)	$259
2017	470
2018	245
$974
Less: Discounted estimated fair value of lease payments	(893)
Accretion expense to be recognized in future periods	$81

The accrual for this facility-related obligation includes an estimate of the minimum lease payments of $893,000 and an estimate of the operating expenses related to the leased properties of $81,000.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2015, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services and initiatives (including Collectors.com); for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations for the facility formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program.

Although we have no current plans to do so, we also may seek borrowings or credit facilities and we may issue additional shares of our stock to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to obtain such borrowings or raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In September 2015, FASB issued Accounting Standards Update 2015-16, on Business Combinations and Simplifying the Accounting for measurement-period adjustments. Under this guidance an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the guidance requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter.

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. Earlier adoption is permitted and the updated guidance, may be applied either prospectively or retrospectively. The Company plans to implement this guidance at June 30, 2016 and will retrospectively restate its comparable balance sheet at June 30, 2015 at that time. Had the Company adopted this guidance as of December 31, 2015 and June 30, 2015, deferred tax assets of $1,599,000 classified as part of current assets would have been reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets would have been increased from $1,945,000 to $3,544,000 at both December 31, 2015 and June 30, 2015 and total current assets at December 31, 2015 and June 30, 2015 would have been reduced to $17,640,000 and $22,273,000, respectively. There would have been no change to total assets at December 31, 2015 and June 30, 2015 arising from this guidance.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2015, we had $12,794,000 in cash and cash equivalents, of which, $10,112,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at December 31, 2015 were approximately $1,359,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 that we filed with the SEC on August 27, 2015.

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

COLLECTORS UNIVERSE, INC.

Date:February 4, 2016	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:February 4, 2016	By:	/s/ JOSEPH J. WALLACE
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