Form 10-Q
period 2016-03-31
COLLECTORS UNIVERSE INC
filed 2016-05-05
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2016
Common Stock $.001 Par Value	8,898,104

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2016 and 2015	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Forward-Looking Statements	14
	Our Business	14
	Overview of the Three and Nine Months Ended March 31, 2016 Operating Results	15
	Factors That Can Affect Our Operating Results and Financial Position	16
	Critical Accounting Policies and Estimates	18
	Results of Operations for the Three and Nine Months Ended March 31, 2016 as compared to the Three and Nine Months Ended March 31, 2015	19
	Liquidity and Capital Resources	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II	Other Information
Item 1A.	Risk Factors	28
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 (i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,581	$17,254
Accounts receivable, net of allowance of $34 and $33 at March 31, 2016 and June 30, 2015, respectively	3,620	2,460
Inventories, net	1,835	1,619
Prepaid expenses and other current assets	1,253	940
Deferred income tax assets	1,599	1,599
Total current assets	20,888	23,872

Property and equipment, net	2,773	2,326
Goodwill	2,083	2,083
Intangible assets, net	1,795	1,558
Deferred income tax assets	1,945	1,945
Other assets	267	236
Non-current assets of discontinued operations	79	182
Total assets	$29,830	$32,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,509	$1,961
Accrued liabilities	2,030	2,898
Accrued compensation and benefits	2,930	3,890
Income taxes payable	2,543	521
Deferred revenue	2,730	2,621
Current liabilities of discontinued operations	609	778
Total current liabilities	13,351	12,669

Deferred rent	407	422
Non-current liabilities of discontinued operations	329	642

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,898 and 8,882 issued and outstanding at March 31, 2016 and June 30, 2015, respectively.	9	9
Additional paid-in capital	80,295	79,848
Accumulated deficit	(64,561)	(61,388)
Total stockholders’ equity	15,743	18,469
Total liabilities and stockholders’ equity	$29,830	$32,202

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues	$17,329	$15,987	$44,583	$46,313
Cost of revenues	6,288	5,875	16,444	16,738
Gross profit	11,041	10,112	28,139	29,575
Operating expenses:
Selling and marketing expenses	2,132	2,285	6,341	6,799
General and administrative expenses	4,504	4,155	12,508	13,433
Total operating expenses	6,636	6,440	18,849	20,232
Operating income	4,405	3,672	9,290	9,343
Interest income and other expense, net	3	(40)	(39)	(42)
Income before provision for income taxes	4,408	3,632	9,251	9,301
Provision for income taxes	1,695	1,450	3,600	3,670
Income from continuing operations	2,713	2,182	5,651	5,631
Income (loss) from discontinued operations, net of income taxes	65	(12)	47	(3)
Net income	$2,778	$2,170	$5,698	$5,628

Net income per basic share:
Income from continuing operations	$0.32	$0.26	$0.67	$0.68
Income (loss) from discontinued operations	0.01	-	-	(0.01)
Net income per basic share	$0.33	$0.26	$0.67	$0.67

Net income per diluted share:
Income from continuing operations	$0.32	$0.26	$0.66	$0.66
Income (loss) from discontinued operations	-	(0.01)	0.01	-
Net income per diluted share	$0.32	$0.25	$0.67	$0.66

Weighted average shares outstanding:
Basic	8,447	8,353	8,441	8,339
Diluted	8,549	8,531	8,544	8,517
Dividends declared per common share	$0.35	$0.35	$1.05	$1.00

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,698	$5,628
Discontinued operations	(47)	3
Income from continuing operations	5,651	5,631
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,094	974
Stock-based compensation expense	449	1,803
Provision for bad debts	5	5
Provision for inventory write-down	46	184
Provision for warranty	(293)	380
Gain on sale of property and equipment	(2)	(1)
Loss on sale of business	-	1
Change in operating assets and liabilities:
Accounts receivable	(1,213)	(261)
Inventories	(262)	(536)
Prepaid expenses and other	(313)	463
Other assets	(31)	125
Accounts payable and accrued liabilities	47	(904)
Accrued compensation and benefits	(960)	(605)
Income taxes payable	2,020	404
Deferred revenue	109	204
Deferred rent	(15)	(25)
Net cash provided by operating activities of continuing operations	6,332	7,842
Net cash used in operating activities of discontinued businesses	(331)	(471)
Net cash provided by operating activities	6,001	7,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,113)	(624)
Capitalized software	(615)	(250)
Purchase of business	-	(200)
Proceeds from sale of business	49	80
Patents and other intangibles	(4)	(40)
Proceeds from sale of property and equipment	-	2
Net cash used in investing activities	(1,683)	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(8,991)	(8,415)
Payments for retirement of common stock	-	(504)
Net cash used in financing activities	(8,991)	(8,919)

Net decrease in cash and cash equivalents	(4,673)	(2,580)
Cash and cash equivalents at beginning of period	17,254	19,909
Cash and cash equivalents at end of period	$12,581	$17,329

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$1,609	$3,264

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At March 31, 2016, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC on August 27, 2015 (our “Fiscal 2015 10-K”). Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2016.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value. For performance-based equity grants with financial performance goals, we begin recognizing compensation expense based on the grant date fair value, if and when, it becomes probable that we will achieve the financial performance goals.

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Fiscal 2015 10-K, we did not achieve Performance Goal #2 in fiscal 2015. Nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

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

Stock-based compensation in the three and nine months ended March 31, 2016 was $159,000 and $449,000, respectively, as compared to $438,000 and $1,803,000 in the three and nine months ended March 31, 2015.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2016 we had cash and cash equivalents totaling approximately $12,581,000, of which approximately $9,616,000 was invested in money market accounts, and the balance of $2,965,000 was held in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $947,000 at March 31, 2016.

Substantially all of our cash is deposited at two FDIC insured financial institutions. Cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits was approximately $11,829,000 at March 31, 2016.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. There were no customers whose accounts receivable balance accounted for 10% of the Company’s gross accounts receivable balances at March 31, 2016 or June 30, 2015. We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $34,000 and $33,000 at March 31, 2016 and June 30, 2015, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 69% and 66% of our net revenues for the three and nine months ended March 31, 2016, respectively, and 69% of our net revenues for the three and nine months ended March 31, 2015.

Customers. Five of our coin authentication and grading customers, in the aggregate, accounted for approximately 14% and 17% of our total net revenues in the nine months ended March 31, 2016 and 2015, respectively.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize those costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2016 we capitalized approximately $245,000 and $615,000, respectively of software development cost as compared to $217,000 and $250,000 in the three and nine months ended March 31, 2015, respectively. In the three and nine months ended March 31, 2016, we recorded approximately $64,000 and $168,000, respectively as amortization expense for capitalized software as compared to $20,000 and $98,000, respectively, in the three and nine months ended March 31, 2015. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience and monitor the adequacy of our warranty reserves on an ongoing basis. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements. Due to improved operational systems, we were able to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years of the coin being authenticated and graded by us. Therefore, we deemed it appropriate to reduce our warranty reserve to $869,000 at March 31, 2016, which reduced the warranty expense recognized in the three and nine months ended March 31, 2016 by $656,000 as compared to the three and nine months ended March 31, 2015 (See note 4).

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the third quarter of fiscal 2016. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. Earlier adoption is permitted and the updated guidance, may be applied either prospectively or retrospectively. The Company plans to implement this guidance at June 30, 2016 and will retrospectively restate its comparable balance sheet at June 30, 2015 at that time. Had the Company adopted this guidance as of March 31, 2016 and June 30, 2015, deferred tax assets of $1,599,000 classified as part of current assets would have been reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets would have been increased from $1,945,000 to $3,544,000 at both March 31, 2016 and June 30, 2015 and total current assets at March 31, 2016 and June 30, 2015 would have been reduced to $19,289,000 and $22,273,000, respectively. There would have been no change to total assets at March 31, 2016 and June 30, 2015 arising from this guidance.

In February 2016, FASB issued Accounting Standards Update 2016-02 on Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The adoption of this guidance is expected to have a material effect on the Company’s consolidated financial statement and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods thereafter. Early adoption is permitted.

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. The guidance is effective for annual periods beginning after December 5, 2016 and interim periods within those annual periods. Early adoption is permitted.

2.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2016	2015
Coins	$434	$504
Grading raw materials consumable inventory	2,018	1,728
	2,452	2,232
Less inventory reserve	(617)	(613)
Inventories, net	$1,835	$1,619

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2016	2015
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,770	2,301
Computer software	1,202	1,148
Equipment	4,826	4,465
Furniture and office equipment	1,112	1,079
Leasehold improvements	1,139	1,024
Trading card reference library	52	52
	11,364	10,332
Less accumulated depreciation and amortization	(8,591)	(8,006)
Property and equipment, net	$2,773	$2,326

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2016	2015
Warranty reserves	$869	$1,492
Other	1,161	1,406
	$2,030	$2,898

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months Ended March 31,
	2016	2015
Warranty reserve beginning of period	$1,492	$1,569
Provision charged to cost of revenues	363	380
Change in estimate	(656)	-
Payments	(330)	(399)
Warranty reserve, end of period	$869	$1,550

We conducted a detailed review of our warranty reserves in the third quarter of fiscal 2016 and the resulting change in estimate reduced warranty expense by $656,000 in the third quarter.

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the Company’s jewelry and the currency grading businesses, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The balance of our remaining lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $934,000 at March 31, 2016, of which $605,000 was classified as a current liability, and $329,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at March 31, 2016. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.	INCOME TAXES

In both the nine months ended March 31, 2016 and 2015, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 39% and such provisions include valuation allowances established against losses of foreign subsidiaries.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted average shares outstanding: Basic	8,447	8,353	8,441	8,339
Dilutive effect of stock options	-	-	-	2
Dilutive effect of restricted shares	102	178	103	176
Weighted average shares outstanding: Diluted	8,549	8,531	8,544	8,517

A total of 24,000 unvested restricted shares of common stock were excluded from the computation of diluted income per share, in the three months ended March 31, 2016, as their inclusion would have been anti-dilutive. There were no anti-dilutive options or restricted shares of common stock in either the three or the nine months ended March 31, 2015.

In addition, approximately 279,000 and 264,000 of unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in the three and nine months ended March 31, 2016, respectively, as compared to 262,000 and 259,000 of unvested performance based shares in the three and nine months ended March 31, 2015, respectively, because we had not achieved the related financial performance goals required for those shares to vest.

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

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth, on a segment basis, a reconciliation with the condensed consolidated financial statements, of (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months and nine months ended March 31, 2016 and 2015, respectively. Net identifiable assets are provided by business segment as of March 31, 2016 and June 30, 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenues from external customers:
Coins	$11,992	$11,008	$29,590	$31,891
Trading cards and autographs	4,005	3,671	11,576	11,154
Other	1,332	1,308	3,417	3,268
Consolidated total revenue	$17,329	$15,987	$44,583	$46,313
Amortization and depreciation:
Coins	$118	$121	$381	$373
Trading cards and autographs	57	51	169	151
Other	125	84	344	251
Total	300	256	894	775
Unallocated amortization and depreciation	94	47	200	199
Consolidated amortization and depreciation	$394	$303	$1,094	$974
Stock-based compensation:
Coins	$22	$93	$67	$354
Trading cards and autographs	3	41	8	197
Other	2	29	5	136
Total	27	163	80	687
Unallocated stock-based compensation	132	275	369	1,116
Consolidated stock-based compensation	$159	$438	$449	$1,803
Operating income:
Coins	$4,516	$3,879	$10,117	$10,515
Trading cards and autographs	906	708	2,422	2,235
Other	62	394	57	805
Total	5,484	4,981	12,596	13,555
Unallocated operating expenses	(1,079)	(1,309)	(3,306)	(4,212)
Consolidated operating income	$4,405	$3,672	$9,290	$9,343

	March 31,	June 30,
	2016	2015
Identifiable Assets:
Coins	$7,550	$5,961
Trading cards and autographs	1,415	1,436
Other	3,371	2,859
Total	12,336	10,256
Unallocated assets	17,494	21,946
Consolidated assets	$29,830	$32,202
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2016, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $552,000 and $1,557,000, respectively, as compared to $179,000 and $828,000 for the three and nine months ended March 31, 2015. At March 31, 2016, the amount owed to the Company for these services was approximately $181,000, as compared to $145,000 at June 30, 2015.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $378,000 and $944,000 in the three and nine months ended March 31, 2016, respectively, as compared to $208,000 and $748,000, respectively, in the same three and nine months of fiscal 2015. At March 31, 2016, the amount owed to the Company for these services was approximately $44,000, as compared to $118,000 at June 30, 2015.

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

On April 21, 2016, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a fourth quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on May 27, 2016 to stockholders of record on May 18, 2016.

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

Our Business

Collectors Universe, Inc. (“we”, “us”, “our”, or the “Company”) provides authentication and grading services to dealers and collectors of high-value coins, trading cards, event tickets, autographs, and sports and historical memorabilia. We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectible they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers, collectors and consumers that own, buy and sell such collectibles.

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and through December 31, 2015 to our CoinFacts™ website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of Three and Nine Months ended March 31, 2016 Operating Results

The following table sets forth comparative financial data for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$17,267	99.6%	$15,987	100.0%	$44,515	99.8%	$46,304	100.0%
Product sales	62	0.4%	-	-	68	0.2%	9	-

	17,329	100.0%	15,987	100.0%	44,583	100.0%	46,313	100.0%
Cost of Revenues:
Grading authentication and related services	6,217	36.0%	5,865	36.7%	16,361	36.8%	16,692	36.0%
Product sales	71	114.5%	10	-	83	122.1%	46	511.1%
	6,288	36.3%	5,875	36.7%	16,444	36.9%	16,738	36.1%

Gross Profit:
Services	11,050	64.0%	10,122	63.3%	28,154	63.2%	29,612	64.0%
Product sales	(9)	(14.5% )	(10)	-	(15)	(22.1% )	(37)	(411.1% )
	11,041	63.7%	10,112	63.3%	28,139	63.1%	29,575	63.9%

Selling and marketing expenses	2,132	12.3%	2,285	14.3%	6,341	14.2%	6,799	14.7%
General & administrative expenses	4,504	26.0%	4,155	26.0%	12,508	28.1%	13,433	29.0%
Operating income	4,405	25.4%	3,672	23.0%	9,290	20.8%	9,343	20.2%

Interest and other expense, net	3	-	(40)	(0.3% )	(39)	(0.1% )	(42)	(0.1% )
Income before provision for income taxes	4,408	25.4%	3,632	22.7%	9,251	20.7%	9,301	20.1%
Provision for income taxes	1,695	9.7%	1,450	9.1%	3,600	8.0%	3,670	7.9%
Income from continuing operations	2,713	15.7%	2,182	13.6%	5,651	12.7%	5,631	12.2%
Income (loss) from discontinued operations, net of income taxes	65	0.3%	(12)	-	47	0.1%	(3)	-
Net income	$2,778	16.0%	$2,170	13.6%	$5,698	12.8%	$5,628	12.2%

Net income per diluted share:
Income from continuing operations	$0.32		$0.26		$0.66		$0.66
Income (loss) from discontinued operations	-		(0.01)		0.01		-
Net income	$0.32		$0.25		$0.67		$0.66

The service revenues of $17.3 million and operating income of $4.4 million earned in the third quarter of fiscal 2016, represented record quarterly operating results for the business.

Service revenues increased by 8.0% in this year’s third quarter as compared to the third quarter of fiscal 2015. That increase, included increases of 8.4% in our coin business and 9.1% in our cards and autographs business, and represented record quarterly revenues for both those businesses. Services revenue for the nine months ended March 31, 2016, declined by 3.9%, as compared to the nine months ended March 31, 2015 and primarily reflected reductions in our modern business, due to of the absence of commemorative coin revenues in first half of the current year. The revenue changes are discussed in more detail under Net Revenues below.

As set out in the table above, operating income was $4.4 million and $9.3 million for the three and nine months ended March 31, 2016, respectively, as compared to $3.7 million and $9.3 million in the three and nine months ended March 31, 2015. Operating income in the three and nine months ended March 31, 2016 reflects: (i) a warranty benefit of $0.7 million, (See Critical Accounting Policies: Warranty Costs) (ii) increased losses attributable to Collectors.com of $0.4 million and $1.1 million, respectively, and (iii) lower non-cash stock- based compensation expense of $0.3 million and $1.4 million, respectively, (see Critical Accounting Policies: Restricted Stock Awards).

These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2016, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three and Nine Months Ended March 31, 2016, as compared to the Three and Nine Months Ended March 31, 2015”.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 86% of our service revenues in the nine months ended March 31, 2016. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading and revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern commemorative and other coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collector sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 19% and 14% of our total net revenues in the three and nine months ended March 31, 2016. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three and nine months ended March 31, 2016 and 2015, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2016		2015		2016		2015
Coins	815,100	65.1%	559,100	57.2%	$476,104	88.7%	$635,671	95.0%
Trading cards and autographs (1)	437,300	34.9%	417,900	42.8%	60,838	11.3%	33,432	5.0%
Total	1,252,400	100.0%	977,000	100.0%	$536,942	100.0%	$669,103	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2016		2015		2016		2015
Coins	1,692,300	57.2%	1,532,800	54.5%	$1,451,081	91.2%	$1,645,026	93.9%
Trading cards and autographs (1)	1,268,300	42.8%	1,281,300	45.5%	140,408	8.8%	106,498	6.1%
Total	2,960,600	100.0%	2,814,100	100.0%	$1,591,489	100.0%	$1,751,524	100.0%

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least during the next 12 months.

In addition to the operating performances of our businesses, and in particular our coin business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of approximately 35% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the nine months ended March 31, 2016 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2015. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience and monitor the adequacy of our warranty reserves on an ongoing basis. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements. Due to improved operational systems, we were able to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years of the coin being authenticated and graded by us. Therefore, we deemed it appropriate to reduce our warranty reserve to $869,000 at March 31, 2016, which reduced the warranty expense recognized in the three and nine months ended March 31, 2016 by $656,000 as compared to the three and nine months ended March 31, 2015. Furthermore, our improved systems allows us to accrue for estimated warranty costs for coins more precisely and in future quarters we will accrue warranty costs, at a rate per coin that reflects the nature of the coin (i.e. vintage or modern) and our related warranty payment experience.

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

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Fiscal 2015 10-K, we did not achieve Performance Goal #2 in fiscal 2015 but nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

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

Stock-based compensation for the three and nine months ended March 31, 2016 was $159,000 and $449,000, respectively, as compared to $438,000 and $1,803,000 for the three and nine months ended March 31, 2015, respectively. The reductions of $279,000 and $1,354,000 in the three and nine months ended March 31, 2016 as compared to respective periods of the prior year, primarily related to lower stock-based compensation expense recognized for LTIP related shares due to (i) the Threshold and Performance Goal #1 shares being fully vested at June 30, 2015 whereas in the three and nine months ended March 31, 2015, expense of $113,000 and $338,000, respectively was recognized and (ii) lower expense of $148,000 and $928,000 in the three and nine months ended March 31, 2016, respectively, required to be recognized for the Performance Goal #2 shares, as it was originally expected that Performance Goal #2 would be achieved in fiscal 2015.

Results of Operations for the Three and Nine Months Ended March 31, 2016 as compared to the Three and Nine Months Ended March 31, 2015

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts (through December 31, 2015) and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our coin authentication and grading warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following table sets forth the information regarding our net revenues for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$15,167	87.5%	$13,727	85.9%	$1,440	10.5%
Other related services	2,100	12.1%	2,260	14.1%	(160)	(7.1% )
Total service revenues	17,267	99.6%	15,987	100.0%	1,280	8.0%
Product sales	62	0.4%	-	-	62	-
Total net revenues	$17,329	100.0%	$15,987	100.0%	$1,342	8.4%

	Nine Months Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$38,445	86.2%	$40,136	86.7%	$(1,691)	(4.2%	)
Other related services	6,070	13.6%	6,168	13.3%	(98)	(1.6%	)
Total service revenues	44,515	99.8%	46,304	100.0%	(1,789)	(3.9%	)
Product sales	68	0.2%	9	-	59	655.6%
Total net revenues	$44,583	100.0%	$46,313	100.0%	$(1,730)	(3.7%	)

The following table sets forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$11,930	68.8%	$11,008	68.9%	$922	8.4%	256,000	45.8%
Cards and autographs (1)	4,005	23.1%	3,671	23.0%	334	9.1%	19,400	4.6%
Other (2)	1,332	7.7%	1,308	8.1%	24	1.8%	-	-
Product sales	62	0.4%	-	-	62	-	-	-
	$17,329	100.0%	$15,987	100.0%	$1,342	8.4%	275,400	28.2%

	Nine Months Ended March 31,
					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$29,528	66.2%	$31,882	68.8%	$(2,354)	(7.4% )	159,500	10.4%
Cards and autographs (1)	11,570	26.0%	11,154	24.1%	416	3.7%	(13,000)	(1.0% )
Other (2)	3,417	7.6%	3,268	7.1%	149	4.6%	-	-
Product sales	68	0.2%	9	-	59	655.6%	-	-
	$44,583	100.0%	$46,313	100.0%	$(1,730)	(3.7% )	146,500	5.2%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

In the three months ended March 31, 2016, our total service revenues increased by $1,280,000, or 8.0%, to a quarterly record of $17,267,000 and comprised an increase of $1,440,000, or 10.5%, in authentication and grading fees partially offset by a decrease of $160,000, or 7.1%, in other related service revenues. The increase in authentication and grading fees was attributable to a $1,120,000, or 10.8% increase in coin fees and a $320,000, or 9.5%, increase in cards and autograph fees.

In the nine months ended March 31, 2016, our total service revenues decreased by $1,789,000, or 3.9%, to $44,515,000 and comprised a decrease of $1,691,000, or 4.2%, in authentication and grading fees and a decrease of $98,000 or 1.6%, in other related service revenues. The decrease in authentication and grading fees was attributable to a $2,067,000, or 6.9% decrease in coin fees partially offset by a $376,000, or 3.7%, increase in cards and autograph fees.

The increase in our coin fees of $1,120,000 in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, was attributable to a record number of coins authenticated and graded in the quarter and resulted in record quarterly fees generated for modern coins and from our China and France operations. In the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015: (i) world fees increased by $732,000 or 74.5%, as a result of the record quarterly revenues generated from our operations in China and France, where fees increased by 167% and 114%, respectively, (ii) trade shows fees increased by $499,000, or 34.4% reflecting increased average fees generated per show (iii) modern fees (inclusive of special inserts) increased by $189,000 or 4.1% resulting from a 44% increase in the number of units authenticated and graded in the quarter, we believe driven by the previously disclosed more competitive pricing programs that we introduced on January 1, 2016 and (iv) vintage fees decreased by $300,000 or 8.9% due to the absence in this year’s third quarter of fees earned from the authentication and grading of one customer’s coin collection that benefited last year’s second and third quarters.

The decrease of $2,067,000 in coin fees in the nine months ended March 31, 2016, as compared to the same period of the prior year, reflects the previously disclosed reduction in coin fees in the first half of the year, partially offset by the improved performance in the third quarter, as discussed above. In the nine months ended March 31, 2016, modern coin grading fees decreased by $2,592,000, or 22.7%, vintage fees decreased by $597,000 or 6.1% whereas trade show fees increased by $798,000, or 16.5% and world fees increased by $324,000 or 8.3%.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Revenues from our trading cards and autographs business increased by 9.1% in the third quarter, and by 3.7% in the nine months ended March 31, 2016 and represented record quarterly and nine month revenues from that business. Our cards and autographs business has achieved quarter-on-quarter revenue growth for 22 out of the last 23 quarters.

As previously disclosed, our third fiscal quarter is typically our seasonally strongest quarter of the year, due to the release of Gold and Silver Eagles by the US Mint in that quarter. Following the record revenues earned in the third quarter, we continue to see strong momentum in the business in the early part of the fourth quarter, although, it remains uncertain as to the level of revenue the company will achieve in the fourth quarter of fiscal 2016.

Despite the reduction in our coin authentication and grading revenues in the nine months ended March 31, 2016, our coin business represented approximately 66% of total service revenues in the nine months of the current year, as compared to 69% of total service revenues for the same period of the prior year, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The reduction in other related services in the three and nine months ended March 31, 2016, reflects the Company’s decision to eliminate, effective January 2016, the subscriptions fees that we had previously charged customers to access our CoinFacts website and therefore, to allow free access to this numismatic and value added content to all dealers and collectors. We believe that allowing free access to this information will generate more knowledgeable dealers and collectors over time, which should benefit our business and we believe will more than offset the short-term reduction in revenues, arising from this decision.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins acquired pursuant to our coin warranty program) that we sold and any inventory related reserves, considered necessary.

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015

	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit-services	$11,050	64.0%	$10,122	63.3%	$28,154	63.2%	$29,612	64.0%
Gross profit–product sales	(9)	(14.5%)	(10)	-	(15)	(22.1%)	(37)	(411.1%)
Total	$11,041	63.7%	$10,112	63.3%	$28,139	63.1%	$29,575	63.9%

As indicated in the above table, our services gross profit margins were 64.0% and 63.2% for the three and nine months ended March 31, 2016, respectively, as compared to 63.3% and 64.0% for the three and nine months ended March 31, 2015. As discussed under our Critical Accounting Policies and Estimates: Warranty Costs, in the third quarter of fiscal 2016, the Company reduced its warranty reserve which benefited cost of revenues by $656,000 in both the three and nine months ended March 31, 2016 as compared to the same respective periods of fiscal 2015. Excluding the warranty benefit, our services gross profit would have been 60.2% and 61.8% for the three and nine months ended March 31, 2016, respectively, which reflects in the third quarter, the more competitive pricing we introduced, effective January 1, 2016, for modern coins as discussed under Net Revenues above. In addition, as discussed in prior reports, there can be variability in the services gross profit margin due to the mix of revenues in any period. During the three years ended June 30, 2015, our quarterly services gross profit varied between 59% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs (including costs associated with Collectors.com), trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Selling and marketing expenses	$2,132	$2,285	$6,341	$6,799
Percent of net revenue	12.3%	14.3%	14.2%	14.7%

Selling and marketing expenses decreased by $153,000 and $458,000 in the three and nine months ended March 31, 2016, respectively, as compared to the same respective periods of the prior year and included (i) decreased business development costs of $368,000 in the third quarter and $775,000 in the nine months, primarily reflecting lower incentives due to the resignation of our Vice President of Business Development (ii) increased international travel costs of $75,000 in the third quarter to support our overseas operations and decreased trade show costs of $128,000 in the nine months, due to fewer domestic trade shows in the current period and (iii) increased selling and marketing expenses of $158,000 in the third quarter and $534,000 in the nine months for Collectors.com.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses, and G&A expenses of Collectors.com. Set forth below is information regarding our G&A expenses in the three and nine months ended March 31, 2016 and 2015, (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
General and administrative expenses	$4,504	$4,155	$12,508	$13,433
Percent of net revenue	26.0%	26.0%	28.1%	29.0%

G&A expenses increased by $349,000 in this year’s third quarter but decreased by $925,000 in the nine months ended March 31, 2016, as compared to the same respective periods of fiscal 2015 and included (i) lower G&A non-cash stock based compensation of $274,000 in the third quarter and $1,337,000 in the nine months, as discussed under Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Award, (ii) higher G&A costs for Collectors.com of $236,000 in the third quarter and $615,000 in the nine months (iii) higher legal and litigation related fees incurred of $254,000 in the third quarter whereas for the nine months we incurred lower fees of $235,000, due to the completion of two lawsuits during the first half of fiscal 2015 and (iv) higher IT related outside services of $153,000 in the nine months of the current year.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2016	2015	2016	2015
Cost of authentication, grading and related services	$11	$11	$34	$34
Selling and marketing expenses	7	12	23	40
General and administrative expenses	141	415	392	1,729
	$159	$438	$449	$1,803

See Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Awards for a discussion of the changes in stock-based compensation in the three and nine months ended March 31, 2016 as compared to the same period in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $558,000 related to unvested stock-based awards at March 31, 2016 and represents the expense expected to be recognized through fiscal year 2019, on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2019 and the Company will achieve Performance Goal #2 by June 30, 2017. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional Financial Performance Goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2016 (remaining 3 months)	$149
2017	254
2018	135
2019	20
$558

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In Thousands)
Provision for income taxes	$1,695	$1,450	$3,600	$3,670

The income tax provisions in the three and nine months ended March 31, 2016, were determined based on estimated annual effective tax rates of approximately 38% and 39%, respectively as compared to 40% and 39% in the three and nine months ended March 31, 2015, respectively.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$65	$(12)	$47	$(3)

The income (losses) from discontinued operations (net of income taxes) for both the three and nine months ended March 31, 2016 and 2015, related to the Company’s obligations for its New York City facilities, formerly occupied by our discontinued jewelry businesses, offset by royalty income realized from our discontinued currency business in the three and nine months ended March 31, 2016.

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

At March 31, 2016, we had cash and cash equivalents of approximately $12,581,000, as compared to cash and cash equivalents of $17,254,000 at June 30, 2015.

Cash Flows

Cash Flows from Continuing Operations. During the nine months ended March 31, 2016 and 2015, our operating activities from continuing operations generated cash of $6,332,000 and $7,842,000, respectively. The lower cash provided by operating activities in the nine months ended March 31, 2016 primarily, reflected lower operating income before non-cash stock based compensation and working capital changes.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $331,000 and $471,000 in the nine months ended March 31, 2016 and 2015, respectively, primarily related to payments for our obligations for the New York facilities, formerly occupied by our discontinued jewelry businesses partially offset by royalty income from our discontinued currency business.

Cash generated or used by Investing Activities. Investing activities used cash of $1,683,000 and $1,032,000 in the nine months ended March 31, 2016 and 2015, respectively. In the nine months ended March 31, 2016 we used $1,113,000 for capital expenditures and $615,000 for capitalized software for Collectors.com. In the nine months ended March 31, 2015, we used of $622,000 net, for capital expenditures, $200,000 for the purchase of the business assets of IQ and $250,000 for capitalized software.

Cash used in Financing Activities. In the nine months ended March 31, 2016, financing activities used cash of $8,991,000 to fund cash dividends paid to our stockholders. In the nine months ended March 31, 2015 financing activities used $8,919,000 of which $8,415,000 was used to fund dividends to our stockholders and $504,000 was used for the repurchase of common stock to satisfy employee tax withholdings, on the vesting of restricted shares.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2016 (remaining 3 months)	$444	$21	$423
2017	1,907	84	1,823
2018	1,768	87	1,681
2019	1,188	67	1,121
2020	138	-	138
Thereafter	109	-	109
	$5,554	$259	$5,295

Discontinued Operations. At December 31, 2015, one of the facility obligations, related to our discontinued jewelry businesses, expired. The following table sets forth our expected remaining minimum base payment obligation with respect to the remaining facility. The obligation, which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2016 (remaining 3 months)	$113
2017	470
2018	245
$828
Less: Discounted estimated fair value of lease payments	(791)
Accretion expense to be recognized in future periods	$37

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2016, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

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

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. Earlier adoption is permitted and the updated guidance, may be applied either prospectively or retrospectively. The Company plans to implement this guidance at June 30, 2016 and will retrospectively restate its comparable balance sheet at June 30, 2015 at that time. Had the Company adopted this guidance as of March 31, 2016 and June 30, 2015, respectively, deferred tax assets of $1,599,000 classified as part of current assets would have been reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets would have been increased from $1,945,000 to $3,544,000 at both March 31, 2016 and June 30, 2015 and total current assets at March 31, 2016 and June 30, 2015 would have been reduced to $19,289,000 and $22,273,000, respectively. There would have been no change to total assets at March 31, 2016 and June 30, 2015 arising from this guidance.

In February 2016, FASB issued Accounting Standards Update 2016-02 on Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The adoption of this guidance is expected have a material effect on the Company’s consolidated financial statement and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods thereafter. Early adoption is permitted.

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. The guidance is effective for annual periods beginning after December 5, 2016 and interim periods within those annual periods. Early adoption is permitted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2016, we had $12,581,000 in cash and cash equivalents, of which, $9,616,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at March 31, 2016 were approximately $947,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 5, 2016	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 5, 2016	By:	/s/ JOSEPH J. WALLACE
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