Form 10-K
period 2016-06-30
COLLECTORS UNIVERSE INC
filed 2016-08-30
CIK 1089143

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes ☐   No ☒

As of December 31, 2015 , the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $115,000,000 based on the per share closing price of $15.50 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 22, 2016, a total of 8,898,104 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2016, for its 2016 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

(i)

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements contain estimates or predictions about or forecasts of our future financial condition and operating results and trends in our business and markets. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, those statements are necessarily based on current information available to us. Therefore, the information contained in the forward looking statements in this Annual Report are subject to change due to (i) future events and circumstances of which we are not aware and (ii) to a number of risks and uncertainties that could cause our future financial condition or operating results to differ significantly from those expected at the current time as described in those forward-looking statements. Those known risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “Risk Factors,” and in Item 7 in Part II of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements and risk factors contained in those Items of this Annual Report. Also, our actual results in the future may differ due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results.   Due to all of these uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or the applicable rules of the NASDAQ Stock Market.

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

Once we have authenticated and assigned a quality grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets and “PSA/DNA” for autographs and memorabilia. Additionally, we warrant our certification of authenticity and the quality grades that we assign to the coins and trading cards bearing our brands. We do not warrant our authenticity determinations for autographs or memorabilia. For ease of reference in this Annual Report, we will sometimes refer to coins, trading cards and other collectibles that we have authenticated or graded as having been “certified.”

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related services, which consist of (i) the sale of advertising and click-through commissions earned on our websites, including Collectors.com, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we conduct, at which collectibles are exhibited and are bought and sold by collectibles dealers and collectors. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

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

We foster brand loyalty and stimulate demand for our services through providing information and value added content to collectors and dealers through various means including our CCE websites, Collectors Clubs, Set RegistrySM programs, Collectors.com, CoinFacts and PSA Collectibles Facts, population reports and price guides. We believe that by providing this information and content we generate more knowledgeable and active collectors and dealers.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2016, we have authenticated and graded approximately 33 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2016, had authenticated and graded approximately 26 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in each of the fiscal years ended June 30, 2014 to 2016:

	Units Processed
	2016		2015		2014
Coins	2,371,800	58%	2,067,300	55%	2,075,300	55%
Trading cards	1,278,900	31%	1,269,800	34%	1,259,100	33%
Autographs	448,000	11%	434,900	11%	431,800	12%
Total	4,098,700	100%	3,772,000	100%	3,766,200	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards and autographs that were submitted to us for authentication or grading:

	Declared Values (000’s)
	2016		2015		2014
Coins	$1,935,400	91%	$2,093,900	93%	$1,887,000	93%
Trading cards	177,800	8%	109,800	5%	99,000	5%
Autographs	25,700	1%	35,800	2%	38,000	2%
Total	$2,138,900	100%	$2,239,500	100%	$2,024,000	100%

 ______________________

Our revenues are comprised principally of our authentication and grading service fees. Those fees range from $2 to over $10,000 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2016, our authentication and grading fees, per item processed, for all of our businesses averaged $12.83, and our coin authentication and grading fees ranged from $2 to over $10,000, and averaged $16.05, per coin.

In the case of trading cards, in fiscal 2016, the authentication and grading fees ranged from approximately $2 to $500 and averaged $7.41, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, purchasers and collectors to purchase high-value or high-priced collectibles, are their authenticity, quality and rarity. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide, damage or to restore the item. The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. The rarity of a collectible relates to its uniqueness and depends primarily on the number of identical collectibles of equivalent or better quality that become available for purchase from time to time. With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible. Quality and rarity directly affect value and price, with higher quality and rare collectibles generally attracting dramatically higher prices than those of lower quality and lesser rarity. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price.

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

The Impact of eBay and Other e-Commerce Websites on the Collectible Markets. The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles markets. eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminate or reduce the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading at all hours; and (v) regularly provide updated information to collectors. In addition, in August 2015, the Company launched its Collectors.com website where it aggregates and organizes collectibles listings from sellers and collectibles categories and markets; to enable collectors to expeditiously locate collectibles they are interested in buying. However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet. Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet. As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, and individual dealer-owned websites, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide. Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers. The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. As of June 30, 2016, we employed 36 coin experts who have an average of 12 years of service with the Company. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading determinations.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. We are now the dominant authenticator and grader of trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2016, we employed 15 experts who have an average of 15 years of service with the Company. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where an “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2016, we employed 3 autograph experts with an average of 11 years of service with the Company, as well as outside consultants that we sometimes use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services. CCE has been a marketplace in U.S. certified rare coin trading between major coin dealers in the United States since 1990. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to us for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are approximately 108,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $117 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, to create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 5,900 PSA Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service, some of which is available for a fee and some of which is available without charge. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

Collectible Trade Shows. We own Expos Unlimited LLC (“Expos”) a trade show management Company that operates one of the larger coins and collectibles shows, staged in Long Beach, California, three times a year. At the shows collectibles are exhibited and are bought and sold by collectibles dealers and collectors.

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

Although we have authenticated and graded approximately 33 million coins since the inception of PCGS, and approximately 26 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities and to expand our service offerings to customers, we have:

■	implemented more competitive and focused marketing programs for our modern coin business, effective January 1, 2016 to stimulate demand for our services.

■	expanded our geographical reach by opening offices in Paris, France, Hong Kong and Shanghai, China, the operations of which represented approximately 8% of total revenues in fiscal 2016;

■

expanded our services offerings to include PCGS Secure Plus and Reconsideration and Restoration Services. PCGS Secure Plus uses a laser scanning process to help detect coins that have been artificially enhanced since their last certification and can help identify recovered stolen coins;

■

enhanced our marketing programs to promote our brands and services directly to Internet, other auction-related businesses and high-volume distributors of modern coins which emphasize the benefits of using our services, including increased marketability and the prospect of higher bids for collectibles;

■	provide special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

■	provided numismatic information and value added content through CoinFacts and PSA Collectible Facts;

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

■	expanded the offerings and markets in which Collectors Corner provides a business-to-consumer website for the sale of third-party collectibles certified by us;

■	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services;

■	expanded our website information services, to include auction results, reference materials and ongoing collectibles price guides and rarity reports; and

■

developed software for our Collectors.com website that enables collectors, to more expeditiously, locate collectibles they are interested in buying. The software aggregates and organizes collectibles listings from many sellers and multiple collectibles categories or markets.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabilia. Our trained and experienced authentication and grading experts determine the authenticity of and using uniform quality standards, assign quality grades to these collectibles.

PCGS. Our authentication and grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of the authentication and grading process. Generally, our process requires that two of our experts evaluate each coin independently, and no authenticity opinion is issued and no quality grade is assigned unless their opinions with respect to the authenticity and quality grade, independently assigned by each of them, are the same. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade. The coin’s authenticity and grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary. Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, the PCGS hologram and brand name and if requested by the customer, special inserts that can enhance the collectible value of the coin.

PSA. On receipt of trading cards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the trading card into our proprietary computerized inventory system that enables us to track the trading cards throughout the authentication and grading process. Only after the authentication and grading process is complete is the trading card reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the trading card. The trading card is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label that identifies the trading card, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 193,000 sets were registered on our Set Registries as of June 30, 2016, which represents an 8% increase over the number registered as of June 30, 2015.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $69 to $249, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2016, there were approximately 16,300 members in our Collectors Clubs.

■

Certified Coin Exchange (“CCE”) Business-to-Business Website. The CCE website is a business-to-business website where recognized dealers make markets in and over which they can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 100,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers.

■

Collectors Corner Business-to-Consumer Website. We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and purchase coins, trading cards and items of currency being offered for sale by dealers. At June 30, 2016, there were over approximately 108,000 collectibles listed for sale on Collectors Corner. All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Collectibles are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded collectibles.

Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in customer confidence that is attributable to our independent authentication and grading of those collectibles. These marketing programs include:

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PSA	Coin Universe
Professional Coin Grading Services	PSA/DNA	Collectors.com
PCGS	Quick Opinion	Expos Unlimited
PCGS Secure	Sports Market Report	Long Beach Coin, Stamp and Collectibles Expo
First Strike	Set Registry
CoinFacts	Rookie Graph
PCGS3000	Certified Coin Exchange
History in Your Hands	CCE
PCGS Currency	Collectors Corner
Professional Currency Grading	FACTS
Professional Sports Authenticator	SPOTS DATA

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2016, we employed 54 experts in our authentication and grading operations, with an average of 13 years of service with the Company. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) have been trained by us in our authentication and grading methodologies and procedures, or (iii) had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also sometimes contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was graded by us later receives a lower grade upon resubmission to us for grading, we are obligated under our warranty either to purchase the coin or trading card at the price paid by the then-owner of the coin or trading card or, instead, at the customer’s option, to pay the difference in value of the item between its original grade as compared with its lower grade. Similarly, if a coin or trading card that has been authenticated by us is later determined not to have been authentic, we are obligated under our warranty policy to purchase the coin or trading card at the price that the then-owner paid for that collectible. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, we would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. See Item 7: Critical Accounting Policies: Grading Warranty Costs, for more information regarding our warranty reserves. Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering. See footnote 8 to our consolidated financial statements included elsewhere in this report, for activity in our warranty reserves for fiscal years 2014 to 2016.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs or memorabilia.

We devote significant resources, including a 29-person staff that provides personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, through June 30, 2016 we have chosen to purchase substantially all of the injection-molded plastic parts for our clear plastic holders principally from two suppliers. We have chosen to order our most critical high-volume plastic part from both of these suppliers. We choose one or the other of these suppliers to manufacture other less critical parts. We typically concentrate the purchase of holders through one supplier when developing new holders. There are numerous suppliers for these parts, and we believe that, if necessary, we could obtain those parts from other suppliers without incurring significant costs. However, if it became necessary for us to obtain any parts from another supplier, we might have to arrange for the fabrication of a die for the new supplier. Fabrication of high-value precision dies can be a lengthy process. Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe the inventory of parts we maintain is sufficient to give us the time to have another supplier build the parts, should the need to do so arise or should we decide to use another supplier for certain parts. As our business expands overseas we may source parts from overseas suppliers.

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

We believe that the principal competitive factors in our collectibles authentication and grading markets are (i) brand recognition and awareness; (ii) an established reputation for integrity, independence and consistency in our approach to establishing authenticity and in the application of grading standards; and (iii) responsiveness of service. We have found that price is much less of a factor in the case of vintage collectibles, but is a more important consideration with respect to modern coins and trading cards because of their significantly lower values. We believe that our PCGS, PSA and PSA/DNA brands compete favorably with respect to all of these factors and are among the leaders in each of their respective markets. Barriers to entry into the authentication and grading market are relatively low, especially in the trading card authentication and grading market. However, brand name recognition and a reputation for integrity, independence and consistency in the application of grading standards can take several years to develop. In addition, we believe that the sheer number of coins and cards that are in PCGS and PSA holders acts as a barrier to entry to new competitive start-up brands. The limited supply of experienced collectibles experts also operates as a barrier to entry.

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

Employees

As of June 30, 2016, we had a total of 302 employees, of which 270 were full-time employees and 32 were part-time employees. Our authentication and grading-related businesses employed 247 people, including our 54 experts and 29 customer service and support personnel. Of the other 55 employees, 17 work in information services, 9 in marketing, 5 in our CCE subscription business, 9 in our Expos business (of which 8 were part-time employees), and 15 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles and the popularity of certain coins released by the United States Mint. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity and, therefore, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions to us and in the requests we receive for faster turnaround times resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our coin grading fees starting in the fourth quarter of fiscal 2012 and continuing through the first half of fiscal 2013, and again in the fourth quarter of fiscal 2015 and the first half of fiscal 2016, that the popularity of collectibles for certain specific coin programs, can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions.

Our dependence on coin authentication and grading services for most of our revenues makes us vulnerable to changes in economic conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 66%, 68% and 69% of our total net revenues in fiscal 2016, 2015 and 2014, respectively. Our modern coin authentication and grading revenues represented approximately 20% of our total revenues in fiscal 2016. We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint and by dealers who specialize in selling modern coins (iv) the pricing of our services particularly for our modern coin programs and (v) short-term changes in the value of gold around the time of collectibles trade shows. This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

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

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect their willingness and ability to purchase, and the prices that they are willing to pay for, high-value collectibles. Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature. Declines in purchases and sales, or in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; and (ii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary popularity or “fads” among collectors, or the popularity of certain coin marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees earned on collectibles that we authenticate and grade. Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, or pressure on the level of fees we can charge customers, and could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 16% of our total net revenues in fiscal 2016

During the year ended June 30, 2016, five of our customers accounted, in the aggregate, for approximately 16% of our total net revenues. As a result, the loss of any of those customers, each of which is a collectibles dealer or consolidator, or a decrease in the volume of grading submissions by any of them could cause our net revenues to decline and, therefore, could harm our operating results.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we can offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. As discussed under our growth strategies on Page 7, we are investing in Collectors.com on the expectation that over time we can generate revenues from sellers of collectibles from aggregating collectibles items for sale. In addition, in recent years we began offering and providing coin authentication and grading services in Paris, Hong Kong and Shanghai. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable which could lead to impairments of amounts capitalized and negatively impact our operating results.

Our business is subject to risks associated with doing business outside the United States.

We have expanded our coin authentication and grading businesses into foreign markets including Europe and China. Those operations pose risks that might adversely affect, possibly materially, our future financial performance. Those risks include the following:

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

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, except in the case of Hong Kong, we invoice our customers in U.S. dollars. Through June 30, 2016, the impact of fluctuations in foreign currencies on our financial results has been immaterial, although we did experience foreign currency losses primarily associated with the fluctuations in the Euro and the Chinese Renminbi in relation to the U.S. Dollar in fiscal 2016. There can, however, be no assurance that there will not be changes in foreign exchange rates that would have a material adverse effect on our results of operations in the future, as our international operations increase in size.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees. As a result, the loss of the services of any of our executive officers or other key management and business development employees could harm our business. Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles. The loss of key employees and experts, could have a negative effect on our reputation for expertise in the collectible coin market and could lead to a reduction in coin authentication and grading submissions to us.

We are dependent on our collectibles experts.

In each of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs to enable us to add collectibles experts, as necessary, to grow our business, both in the United States and overseas and to offset employee turnover that can occur from time to time. Moreover, some of our experts could leave our company to join competitors or start a competing business. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.

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

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade. Those warranties provide that:

■

if a coin or trading card that we authenticated and sealed in one of our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at its current market value; and

■

if a coin or trading card that we graded and sealed in one of our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the current market value or to pay the difference in its value at its original grade, as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in previous years. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed. As a result, we monitor the adequacy of our warranty reserves on an ongoing basis. For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience. As a result, we recognized an additional expense in 2008 to provide for those claims. At that time, we also increased our warranty accrual rate to reflect this higher warranty claims experience. Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008. In addition, in fiscal 2016, we re-evaluated and reduced our warranty reserves by approximately $0.7 million as we determined they were excessive. See note 8 to the consolidated financial statements for activity on our warranty reserves for fiscal years 2014 to 2016.

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

There is no assurance that we will continue to pay cash dividends at current levels or at all.

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

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of this part between our two supplies. For our other parts, we have one or the other of these suppliers manufacture the part. In addition, when developing new holders, we concentrate the purchase of holders through one supplier initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, to give us more time to arrange for production from other suppliers in the event of a termination of or interruption in service from either of our existing suppliers. However, if the replacement holders obtained from other suppliers are not of comparable quality to those produced by our existing suppliers, or counterfeit holders were manufactured by other suppliers, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Our computer systems and network systems may be vulnerable to system failure due to a lack of redundant systems at other locations.

Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events. In this regard, Southern California, where we are located and our computer systems are housed, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems that could cause interruptions of our services. Additionally, we could encounter disruptions that would harm our business as a result of problems on the internet or actions of internet users that could make it difficult for our customers to access our websites. Difficulties encountered during planned system upgrades or re-implementations also could lead to disruptions of our services.

We do not have redundant computer systems at any locations that are remote from Southern California. As a result, if any such events, disruptions or other of these problems were to occur, we could become unable to access information that is critically important to our ability to continue our operations without costly interruptions in the delivery of our services which could harm our business, operating results and financial condition. To mitigate these risks in fiscal 2015, the Company began a transition of many of its key business systems to the Amazon Web Services (AWS) cloud.

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

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our markets through overseas expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business expansion overseas, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas operations may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investment.

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

With the exception of state laws applicable to autograph authentication, the collectible coin and other high-value collectibles markets are not currently subject to direct federal, state or local regulation. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of collectibles auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, trading cards and other collectibles that are submitted to us for authentication and grading.

The market for our shares is limited, which may adversely affect the trading value and liquidity of our common stock.

Affiliates of the Company own a total of approximately 1,439,000 shares (or about 16% of the 8,898,104 shares that were outstanding at June 30, 2016) which are not included in our public float. As a result, the trading volume of our shares is relatively low, at a daily average of approximately 19,000 shares during the 90 days ended July 31, 2016, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. These factors may depress, and make it more difficult to achieve increases in, the trading price of our shares.

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

■

changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals, or the existence, popularity or the absence of U.S. Mint programs.

■

changes in economic conditions that reduce the availability of disposable income and may cause collectors and collectibles dealers to reduce their purchases of collectibles, which could result in declines in the demand for the services we provide; and

■	the actions of our competitors.

If, as a result of these or other conditions or factors, our quarterly operating results fall below market expectations, some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading prices of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.         PROPERTIES

We lease approximately 48,500 square feet for our California-based headquarters under a nine-year lease that expires on March 31, 2019. We currently sublease 4,260 square feet of this office space to a related party subtenant with an expiration date that coincides with the expiration of the Company's lease. In addition, we currently rent additional small office spaces in California, New Jersey, Paris, France, Hong Kong and Shanghai, China.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to one office facility in New York City that we had leased for those businesses. In May 2010, that facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

ITEM 3.     LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business. We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Robert G. Deuster	66	Chief Executive Officer
David G. Hall	69	President
Joseph J. Wallace	56	Chief Financial Officer

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2016 and 2015:

	Closing Share Prices		Cash Dividend
Fiscal 2016	High	Low	Per Share
First Quarter	$20.33	$14.63	$0.35
Second Quarter	17.61	14.82	0.35
Third Quarter	17.35	13.95	0.35
Fourth Quarter	19.75	16.10	0.35

	Closing Share Prices		Cash Dividend
Fiscal 2015	High	Low	Per Share
First Quarter	$22.00	$18.78	$0.325
Second Quarter	25.82	19.34	0.325
Third Quarter	24.95	19.76	0.35
Fourth Quarter	23.50	19.75	0.35

We had approximately 98 holders of record and approximately 7,508 beneficial owners of our common stock as of June 30, 2016.

Dividends. In January 2015, the Board of Directors approved the Company’s current cash dividend policy, which provides for the payment of cash dividends to our stockholders of $0.35 per share, per quarter, for an annual dividend of $1.40 per share. The previous dividend policy of $0.325 per share per quarter called for an annual dividend of $1.30 per share, and applied for the period October 2010 to December 2014. Dividends paid to our stockholders in fiscal 2016, 2015 and 2014 totaled $12.0 million, $11.4 million, and $10.7 million, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2016, we had $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2016, 2015 or 2014. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2016, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company is a member, and (ii) an index of fourteen companies that we selected (the “Peer Group”).

The companies comprising the Peer Group and their respective trading symbols are: Cass Information Systems Inc. (“CASS”), Cherokee Inc. (“CHKE”), Daily Journal Corp. (“DJCO”), Forward Industries Inc. (“FORD”), Innodata Inc. (“INOD”), Jetpay Corp. (“JYPY”), Lakeland Industries Inc. (“LAKE”), Planet Payment Inc. (“PLPM”), PRGX Global Inc. (“PRGX”), Reis Inc. (“REIS”), Sequential Brands Group Inc. (“SQBG”), Techtarget Inc. (“TTGT”), Value Line Inc. (“VALU”), and Xo Group Inc. (“XOXO”). The cumulative total return data for these companies was obtained from Thomson Reuters.

The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication and grading and information services to collectibles dealers and to individuals who collect and buy and sell coins and other high value collectibles.

At June 30,
	2011	2012	2013	2014	2015	2016

Collectors Universe, Inc.	100.00	107.45	107.74	171.02	185.13	198.84
Russell 2000	100.00	97.92	121.63	150.38	160.13	149.35
Peer Group	100.00	103.46	101.72	134.14	144.44	135.11

This Stock Performance Graph assumes that $100 was invested, on June 30, 2011, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the Peer Group Index, respectively, and that any dividends issued for the indicated period were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2016, 2015 and 2014, and the selected balance sheet data at June 30, 2016 and 2015 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2013 and 2012 and the related balance sheet data at June 30, 2014, 2013 and 2012 were derived from audited consolidated financial statements that are not included in this Annual Report. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations. The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2016.

Our Discontinued Operations. The results of our discontinued operations, as set forth in the table below, consist primarily of accretion expense associated with the remaining lease obligations of our former jewelry businesses and royalty income realized from our former currency grading business, net of income taxes.

Consolidated Statement of Operations Data:

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Net revenues(1)	$60,954	$61,684	$60,571	$49,090	$48,359
Cost of revenues	22,902	23,053	22,663	19,068	19,402
Gross profit(1)	38,052	38,631	37,908	30,022	28,957
Selling, general and administrative expenses	25,682	26,523	25,432	20,528	19,800
Impairment losses	-	-	-	-	-
Operating income	12,370	12,108	12,476	9,494	9,157
Interest income, net	22	38	36	68	104
Other (expense) income, net	(73)	(80)	3	29	(16)
Income before provision for income taxes	12,319	12,066	12,515	9,591	9,245
Provision for income taxes(2)	4,720	4,682	5,081	3,803	2,425
Income from continuing operations	7,599	7,384	7,434	5,788	6,820
Income (loss) from discontinued operations, (net of income taxes)	41	17	(75)	(58)	(71)
Net income (loss)	$7,640	$7,401	$7,359	$5,730	$6,749

Net income per basic share:
Income from continuing operations	$0.90	$0.88	$0.91	$0.72	$0.86
Income (loss) from discontinued operations, (net of income taxes)	-	0.01	(0.01)	(0.01)	(0.01)
Net income per share	$0.90	$0.89	$0.90	$0.71	$0.85
Net income per diluted share:
Income from continuing operations	$0.89	$0.87	$0.90	$0.71	$0.85
Income (loss) from discontinued operations, (net of income taxes)	-	-	(0.01)	-	(0.01)
Net income per share	$0.89	$0.87	$0.89	$0.71	$0.84
Weighted average shares outstanding
Basic	8,445	8,345	8,167	8,052	7,905
Diluted	8,545	8,518	8,247	8,101	7,987

Cash dividends paid on common stock	$12,008	$11,361	$10,731	$10,801	$10,355
Cash dividends declared per share of common stock	$1.40	$1.35	$1.30	$1.30	$1.30

	At June 30,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$11,967	$17,254	$19,909	$18,711	$21,214
Working capital – continuing operations (3)	6,980	10,382	12,768	13,884	17,724
Working capital (deficit) – discontinued operations	(619)	(778)	(849)	(802)	(777)
Goodwill and Intangibles – continuing	3,845	3,641	3,355	3,560	3,871
Total assets – continuing operations	28,111	32,020	35,406	32,836	36,236
Total assets – discontinued operations	79	182	182	182	209
Stockholders' equity	14,995	18,469	20,640	20,562	24,531

1.

Includes revenues from product sales, consisting primarily of sales of coins purchased under our warranty policy, of $68,000, $132,000, $103,000, $583,000, and $500,000, in fiscal 2016, 2015, 2014, 2013 and 2012, respectively. Such product sales are not considered an integral part of our ongoing revenue generating activities. The gross margins on product sales were (31)%, (15) %, (18) %, 2%, and (28) %, in fiscal 2016, 2015, 2014, 2013 and 2012, respectively.

2.

The lower income tax provision in fiscal 2012 reflects a benefit for the excess tax basis over the book basis of the Company’s investment in a subsidiary and a lower effective tax rate resulting from a change in the Company’s state apportionment factors recognized in fiscal 2012.

3.	Reflects the reclassification of deferred tax assets classified as current assets in prior years to long –term assets in accordance with FASB update 2015-17. See Recent Accounting Pronouncements.

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

We principally generate revenues from the fees paid by our customers for our authentication and grading services. To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising and commissions earned on our websites; (ii) the sale of printed publications, collectibles price guides and advertising in our publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 86% of our total net revenues in the year ended June 30, 2016. The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

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

In addition, our coin authentication and grading revenues are impacted by the number of modern coin submissions and the related average service fee earned on those submissions, both of which can be volatile and depend on the timing and popularity of modern coin programs released by the United States Mint and by customers or dealers who specialize in sales of such coins. As previously discussed in our Quarterly Report on Form 10-Q filed with the SEC for the three months ended December 31, 2015 and March 31, 2016, respectively, effective January 1, 2016, the Company implemented more competitive and focused marketing programs for our modern coin business, which we believe, contributed to the increase in the submission of modern coins in the third and fourth quarters of fiscal 2016.

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

Five of our customers accounted, in the aggregate, for approximately 16% of our total net revenues in the year ended June 30, 2016. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

 The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in the fiscal years ended June 30, 2016, 2015, and 2014:

	Units Processed
	2016		2015		2014
Coins	2,371,800	58%	2,067,300	55%	2,075,300	55%
Trading cards	1,278,900	31%	1,269,800	34%	1,259,100	33%
Autographs	448,000	11%	434,900	11%	431,800	12%
Total	4,098,700	100%	3,772,000	100%	3,766,200	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, and autographs that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2016		2015		2014
Coins	$1,935,400	91%	$2,093,900	93%	$1,887,000	93%
Trading cards	177,800	8%	109,800	5%	99,000	5%
Autographs	25,700	1%	35,800	2%	38,000	2%
Total	$2,138,900	100%	$2,239,500	100%	$2,024,000	100%

 ______________________

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash and have never incurred borrowings to fund our continuing operations. We currently expect that internally generated cash flows and current cash and cash equivalent balances will be sufficient to fund our continuing operations at least through the end of fiscal 2017.

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

Trends in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication and grading business which can be impacted by volatility in that business. In fiscal years 2016, 2015 and 2014, revenues from coin authentication and grading and related services represented 66%, 68%, and 69%, respectively, of our total consolidated revenues. Our quarterly results can be significantly impacted by the timing of revenues from modern coin programs that are dependent of new issuances of coins from the US Mint. In addition, the recent expansion into overseas markets to provide coin authentication and grading services, may increase our dependence on our coin business, and make our financial performance more vulnerable to volatility in the coin markets. See “Results of Operations: Net Revenues” below.

Overview of Fiscal 2016 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2016 and 2015:

	Year Ended June 30, 2016		Year Ended June 30, 2015
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$60,954	100.0%	$61,684	100.0%
Cost of revenues	22,902	37.6%	23,053	37.4%
Gross profit	38,052	62.4%	38,631	62.6%
Selling and marketing expenses	8,635	14.2%	8,896	14.4%
General and administrative expenses	17,047	27.9%	17,627	28.6%
Operating income	12,370	20.3%	12,108	19.6%
Interest income, net	22	-	38	0.1%
Other expense	(73)	(0.01)%	(80)	(0.1%)
Income before provision for income taxes	12,319	20.2%	12,066	19.6%
Provision for income taxes	4,720	7.7%	4,682	7.6%
Income from continuing operations	7,599	12.5%	7,384	12.0%
Income from discontinued operations	41	-	17	-
Net income	$7,640	12.5%	$7,401	12.0%
Net income per diluted share:
Income from continuing operations	$0.89		$0.87
Income from discontinued operations	-		-
Net income	$0.89		$0.87

Service revenues in fiscal 2016 were essentially flat at $60.9 million, as compared to $61.6 million in fiscal 2015, representing a 1% decline in services revenues for the year. That decline, reflected decreased service revenues of approximately $3.4 million from the Baseball Hall of Fame and 50th Anniversary Kennedy modern coin programs in fiscal 2016 as compared to fiscal 2015, which was substantially offset by increased revenues generated in other areas of the business, including higher coin show revenues of approximately $1.2 million, coin world revenues (including China) of $0.8 million and cards and autograph revenues of $1.0 million. See Results of Operations: Revenue below which discusses the changes in revenues in more detail.

Operating income increased to $12.4 million in fiscal 2016 from $12.1 million in fiscal 2015. Operating income in fiscal 2016 benefited from (i) lower non-cash stock based compensation expense of $1.6 million due to lower LTIP expense and (ii) lower warranty expense of $0.7 million due to a reduction in the company’s warranty reserves in in each case as compared to fiscal 2015. Partially offsetting those benefits, we incurred increased losses of $1.3 million in Collectors.com in fiscal 2016 as compared to fiscal 2015.

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

It is our practice to establish reserves, allowances, charges or losses to record such downward adjustments or write-downs in the carrying value of assets, such as, for example, accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the period when those reserves, allowances, charges or losses are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

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

In addition, we also make estimates with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense and in particular, the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Plan, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and related valuation allowances, (iv) the carrying value of capitalized software costs and (v) the impairment of goodwill and other intangible assets.

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

We recognize Certified Coin Exchange’s subscription revenues ratably over the relevant subscription period.

We also recognize the revenue from the sales of coins when they are shipped to the customer and all the requirements for revenue recognition have been satisfied. Such sales consist primarily of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program and those sales are not the focus, and are not considered to be an integral part, of our ongoing revenue generating activities.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable and exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2016 and 2015, the allowance for doubtful accounts was $35,000, and $33,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the collectible coins included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2016 and 2015, inventories were $2,574,000 and $2,232,000, respectively, and inventory reserves were $739,000 and $613,000, respectively. See Note 5 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying values, we may incur losses in excess of our recorded inventory reserves.

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

Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based upon a review of the overall level of warranty reserves and trends in warranty payments over an extended period of time. In the third quarter fiscal 2016, the Company performed a more detailed analysis of our coin warranty payments and related reserve requirements made possible by improved operational systems, which enabled us to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years following the coin being authenticated and graded by us. Therefore, we deemed it appropriate to reduce our warranty reserve to $869,000 at March 31, 2016, which reduced the warranty expense recognized in the nine months ended March 31, 2016 by $656,000 as compared to the nine months ended March 31, 2015. Furthermore, our improved systems allow us to accrue for estimated warranty costs for coins more precisely and we now accrue warranty costs, at a rate per coin that reflects the nature of the coin (i.e. vintage or modern). As a result of this change in estimate, in fiscal 2016 we recognized a warranty credit of $145,000 as compared to a warranty expense of $535,000 in fiscal 2015. See Note 8 to the consolidated financial statements for activity in our warranty reserves. Our warranty reserves were $892,000 and $1,492,000 at June 30, 2016 and 2015, respectively.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and where determined necessary, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter of fiscal 2016, ended September 30, 2015, we completed the annual impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair values over carrying values in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore, as a result, it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2016 and concluded that no impairment had occurred.

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

We recognized stock-based compensation expense for service-based stock option awards using the Black-Scholes option pricing model. No options were granted in fiscal years 2014 through 2016, and all options previously granted had become fully vested, and had been fully expensed, by June 30, 2012.

Annual Director Grants. In each of fiscal years 2016, 2015, and 2014 each of our six outside directors was granted restricted service-based stock with a grant date fair value of $45,000, $40,000, and $40,000, respectively for a total of fair value of $270,000 in fiscal 2016 and $240,000 in each of fiscal 2015 and 2014.

Other Service-Based Awards. There was no grants of restricted stocks in fiscal 2016. In fiscal 2015 and 2014, the Company granted, 4,000, and 11,300 service-based restricted shares, respectively, with grant date fair values of $86,000, and $224,000 respectively, and with vesting periods ranging from three to four years. Stock based compensation expense for those shares is being recognized over the respective vesting period.

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

Based on the level of OI achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Performance Goal #1 and therefore in accordance with the terms of the LTIP, 25% of the LTIP shares were fully vested at June 30, 2015.

In November 2014, an additional 18,957 performance-based restricted shares with similar terms as the other LTIP shares and a grant date fair value of $400,000 were issued to a new participant, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI before stock based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Cumulative Percent of Shares Vesting
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	45%
The Maximum Performance Goal is Achieved	100%

At September 30, 2014, based on the significantly improved level of OI in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal in the first and subsequent quarters of fiscal 2015. However, based on the actual OI achieved in fiscal 2015, we did not achieve Intermediate Performance Goal #2 in fiscal 2015. Nevertheless, we still consider it probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018 and therefore in fiscal 2016 we accrued the remaining stock-based compensation expense for Performance Goal #2, through the expected updated vesting date.

At this time, it is considered too early to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscals 2017 or 2018. Management will continue to reassess at each reporting date whether it has become probable that any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

The Company recognized total stock-based compensation related to both service-based and performance-based restricted shares of $596,000, $2,239,000, and $1,946,000, in fiscal years ended June 30, 2016, 2015, and 2014, respectively. See Results of Operations: Stock-Based Compensation Expense below for additional information on stock-based compensation expense.

Capitalized Software. In fiscal years 2016, 2015 and 2014, we capitalized approximately $752,000, $441,000, and $191,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2016, 2015 and 2014, we recorded approximately $272,000, $122,000, and $115,000, respectively, as amortization expense related to such capitalized software projects.

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

In fiscal 2016, 2015 and 2014, the Company recognized income tax provisions of $4.7 million, $4.7 million, and $5.1 million, respectively.

At June 30, 2016, in accordance with Accounting Standard Update (“ASU”) 2015-17 the Company classified all deferred tax assets as non-current assets and reclassified deferred tax assets at June 30, 2015 on a consistent basis.

Accrual for Losses on Discontinued Facility Leases. As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases. At December 31, 2015 one of the facility obligations, related to our discontinued jewelry business had expired. At June 30, 2016, our remaining obligation in respect of the remaining facility totaled $687,000.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	37.6%	37.4%	37.4%
Gross profit	62.4%	62.6%	62.6%
Operating expenses:
Selling and marketing expenses	14.2%	14.4%	15.0%
General & administrative expenses	27.9%	28.6%	27.0%
Total operating expenses	42.1%	43.0%	42.0%
Operating income	20.3%	19.6%	20.6%
Interest and other income, net	(0.1)%	-	0.1%
Income before provision for income taxes	20.2%	19.6%	20.7%
Provision for income taxes	7.7%	7.6%	8.4%
Income from continuing operations	12.5%	12.0%	12.3%
Income (loss) from discontinued operations	-	-	(0.2)%
Net income	12.5%	12.0%	12.1%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, consisting of coins, trading cards and autographs and including related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club; and fees generated from promoting, managing and operating collectibles conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2016, 2015 and 2014 between authentication and grading services revenues, other related services and product sales revenues:

	2016		2015		2016 vs. 2015 Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$52,650	86.4%	$53,132	86.1%	$(482)	(0.9%)
Other related services	8,236	13.5%	8,420	13.7%	(184)	(2.2%)
Total service revenues	60,886	99.9%	61,552	99.8%	$(666)	(1.1%)
Coin sales	68	0.1%	132	0.2%	(64)	(48.5%)
Total net revenues	$60,954	100.0%	$61,684	100.0%	$(730)	(1.2%)

	2015		2014		2015 vs. 2014 Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$53,132	86.1%	$51,903	85.7%	$1,229	2.4%
Other related services	8,420	13.7%	8,565	14.1%	(145)	(1.7%)
Total service revenues	61,552	99.8%	60,468	99.8%	1,084	1.8%
Coin sales	132	0.2%	103	0.2%	29	28.2%
Total net revenues	$61,684	100.0%	$60,571	100.0%	$1,113	1.8%

_______________

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded (in thousands) in each of the periods presented below:

	2016		2015		2016 vs. 2015 Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$40,205	66.0%	$42,060	68.2%	$(1,855)	(4.4%)	304,500	14.7%
Cards and Autographs(1)	15,911	26.1%	14,925	24.2%	986	6.6%	22,200	1.3%
Other (2)	4,770	7.8%	4,567	7.4%	203	4.4%	-	-
Coin Sales	68	0.1%	132	0.2%	(64)	(48.5)%	-	-
	$60,954	100.0%	$61,684	100.0%	$(730)	(1.2)%	326,700	8.7%

	2015		2014		2015 vs. 2014 Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$42,060	68.2%	$41,997	69.3%	$63	0.2%	(8,000)	(0.4%)
Cards and Autographs(1)	14,925	24.2%	14,090	23.3%	835	5.9%	13,800	0.8%
Other (2)	4,567	7.4%	4,381	7.2%	186	4.2%	-	-
Coin sales	132	0.2%	103	0.2%	29	28.2%	-	-
	$61,684	100.0%	$60,571	100.0%	$1,113	1.8%	5,800	0.2%

 _____________

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues of our CCE subscription business, Coinflation.com and the Expos trade show and convention business.

Fiscal 2016 vs. 2015. In fiscal 2016, our total service revenues were essentially flat, with services revenues of $60,886,000 as compared to $61,552,000 in fiscal 2015. However, in the second half of fiscal 2016, we generated record second half service revenues, which increased by $2,403,000, or 7.7%, as compared to our service revenues in the second half of fiscal 2015.

In fiscal 2016, authentication and grading fees decreased by $482,000, or 0.9%, and other related service revenues decreased by $184,000 or 2.2%. The decrease in authentication and grading fees was attributable due to a $1,378,000, or 3.5% decrease in coin fees that were partially offset by an increase of $896,000, or 6.5%, increase in cards and autograph fees.

The net decrease in coin authentication and grading fees of $1,378,000 in fiscal 2016 as compared to fiscal 2015 reflected (i) lower modern fees of approximately $3,000,000 or 19.9%, primarily due to the absence of significant revenues from the Baseball Hall of Fame and 50th Anniversary Kennedy (“HOF”) modern coin programs that benefited fiscal 2015 and (ii) lower vintage coin fees of $328,000 or 2.6% due to the absence of revenues earned in fiscal 2015 from the authentication and grading of a customer’s coin collection that did not recur in fiscal 2016. These decreases were partially offset by increases in (i) coin trade show revenues of $1,170,000 or 18.5%, reflecting higher average service fees earned per coin authenticated and graded at shows and increased coin submissions per show and (ii) world coin revenues of $780,000 or 14.6%, which is inclusive of a $864,000 or 46% increase in coins fees earned from our China operation.

In the second half of the year, our coin authentication and grading fees increased by $1,809,000 or 9.1%, as compared to a decrease of $3,187,000 or 16.3%, in the first half of the year, in both instances as compared to same periods of fiscal 2015. The second half increase included increases in trade show and world coin fees for the reasons as discussed above. As previously disclosed, to stimulate increased demand for our services, effective January 1, 2016, the Company implemented more competitive and focused marketing programs for our modern coin business, which, we believe, contributed to offsetting most of the approximate $1,000,000 of HOF revenues that benefited the second half of fiscal 2015.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can be volatile.

Revenues from our trading cards and autographs business increased by 15.1% in the fourth quarter of fiscal 2016, and by 6.6% for the entirety of fiscal 2016 and these increases represented record quarterly and annual revenues for that business. Moreover, our cards and autographs business has achieved quarter-on-quarter revenue growth in 23 out of the last 24 quarters.

We have entered fiscal 2017 with stronger momentum than we entered fiscal 2016, although we expect the seasonality of the coin business (in that, the third fiscal quarter is typically our seasonally strongest quarter of the year, due to the release of Gold and Silver Eagles by the US Mint in that quarter whereas the second quarter is typically the slowest quarter of the year, due to the holidays in that quarter), will continue to impact our quarterly results. In addition, we are seeing continued momentum in our China coin business and consistent growth in our trading cards and autographs business. Therefore, we are optimistic about the Company’s prospects for fiscal 2017, although it remains uncertain as to the level of growth the Company may achieve in any quarter and in fiscal 2017.

Despite the reduction in our coin authentication and grading revenues in fiscal 2016, our coin business represented approximately 66% of total service revenues in the current year, as compared to 68% of total service revenues for the prior year, and indicates the continued importance of our coin authentication and grading business to our overall financial performance.

The reduction in other related services in fiscal 2016, primarily reflects the Company’s decision to eliminate, effective January 2016, the subscriptions fees that we had previously charged customers to access our CoinFacts website thereby allowing all dealers and collectors to have free access to this numismatic and value added content. We believe that allowing free access to this information will generate more knowledgeable dealers and collectors over time, which should benefit our business and, we expect, will more than offset the short-term reduction in revenues, arising from this decision.

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

Through the first two quarters of fiscal 2015, the Company had generated eight quarters of quarter-over-quarter consolidated revenue growth. Although, we experienced declines in revenues in the third and fourth quarters of fiscal 2015, as compared to the record revenues generated in the corresponding periods of fiscal 2014, revenues generated in the third and fourth quarter of fiscal 2015 represented the second highest revenues generated by the Company in any previous third and fourth quarter periods. We generated record first and second quarter revenues, in the first half of fiscal 2015.

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

Set forth below is information regarding our gross profits in the fiscal years ended June 30, 2016, 2015 and 2014:

	Fiscal Year Ended June 30,
	2016	2015	2014
Gross profit services	62.5%	62.8%	62.7%
Gross profit product sales	(30.9%)	(15.2%)	(18.4)%
Total	62.4%	62.6%	62.6%

Fiscal 2016 vs. 2015. As indicated in the above table, our services gross profit margin was 62.5% for fiscal 2016, as compared to 62.8% for fiscal 2015. As discussed under our Critical Accounting Policies and Estimates: Warranty Costs, in the third quarter of fiscal 2016, the Company reduced its warranty reserve which reduced our cost of revenues by $658,000 in fiscal 2016 as compared to fiscal 2015. Excluding the warranty benefit, our services gross profit would have been approximately 60.4% for the second half of fiscal 2016, which reflects in the more competitive programs we introduced, effective January 1, 2016, for modern coins, as discussed under Net Revenues above. In addition, as discussed in prior reports, there can be variability in the services gross profit margin due to the mix of revenues in any period. During the three years ended June 30, 2016, our quarterly services gross profit varied between 59% and 65%.

Fiscal 2015 vs. 2014. Our services gross profit margin at 62.8% in fiscal 2015 was consistent with the 62.7% earned in fiscal 2014. In the fourth quarter of fiscal 2015, our services gross profit margin was 59.3% as compared to 63.7% in the fourth quarter of fiscal 2014, reflecting lower margins on special HOF coin inserts and lower average service fees earned for coins in the fourth quarter of fiscal 2015.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs.

The following table sets forth selling and marketing expenses that we incurred in fiscals 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Selling and marketing expenses	8,635	$8,896	$9,106
As a percentage of net revenues	14.2%	14.4%	15.0%

Fiscal 2016 vs. 2015. Selling and marketing expenses represented 14.2% of net revenues in fiscal 2016 as compared to 14.4% in fiscal 2015. The $261,000 reduction in selling and marketing expenses in fiscal 2016, as compared to fiscal 2015, primarily, included decreased business development costs of $846,000 in the fiscal 2016, reflecting lower incentives due to the resignation of our Vice President of Business Development partially offset by increased selling and marketing expenses of $621,000 for our Collectors.com launch and roll-out.

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

The following table sets forth G&A expenses that we incurred in fiscals 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
General & administrative expenses	$17,047	$17,627	$16,326
As a percentage of net revenues	27.9%	28.6%	27.0%

Fiscal 2016 vs. 2015. G&A expenses represented 27.9% of net revenues in fiscal 2016 as compared to 28.6% of net revenues in fiscal 2015. The decrease in G&A expenses of $580,000 in fiscal 2016, as compared to fiscal 2015, was primarily due to lower G&A non-cash stock based compensation of $1,617,000, as discussed below, partially offset by higher G&A costs for Collectors.com of $837,000.

Fiscal 2015 vs. 2014. G&A expenses represented 28.6% of net revenues in fiscal 2015 and 27.0% of net revenues in fiscal 2014, respectively, The increase of $1,301,000 in G&A expenses in fiscal 2015, as compared to fiscal 2014, included increased (i) legal costs of $435,000 primarily attributable to two litigation related matters that commenced in prior years and which went to trial in fiscal 2015 (ii) G&A stock-based compensation expense of $256,000 due to the timing of LTIP costs recognized as discussed below, (iii) IT and general payroll costs of $169,000 (net of capitalized software development costs), incurred to support the growth of our businesses and (iv) consulting and third party service fees $257,000 to support content and other management initiatives.

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

The following table sets forth the stock-based compensation expenses we incurred in fiscals 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2016	2015	2014
Cost of grading, authentication and related services	$36	$45	$45
Sales and Marketing	31	48	11
General and administrative expenses	529	2,146	1,890
	$596	$2,239	$1,946

For those shares that have performance conditions, the amount of stock-based compensation recognized in any period can vary depending upon management’s assessment as to whether it has become probable that the Company will achieve performance goals under the LTIP and the time periods in which those goals are expected to be achieved. When it becomes probable that a performance goal will be achieved, there is a catch-up of stock-based compensation expense in that period reflecting the expense required to be recognized from the service inception date through the period when it became probable that the goal will be achieved, resulting in higher expense in that period. Thereafter, stock-based compensation expense is recognized over the expected remaining service period to vesting

In fiscal 2016, the reduction of $1,643,000 in stock-based compensation as compared to fiscal 2015, primarily related to lower stock-based compensation expense recognized for LTIP related shares due to (i) the Threshold and Performance Goal #1 shares being fully vested at June 30, 2015 whereas in fiscal 2015, expense of $450,000, was required to be recognized and (ii) lower expense $1,075,000 in fiscal 2016, required to be recognized for the Performance Goal #2 shares, as it was originally expected that Performance Goal #2 would be achieved in fiscal 2015.

In fiscal 2015, the increase in stock-based compensation of $293,000 as compared to fiscal 2014, related to increased costs recognized in connection with the Company’s LTIP and included (i) the remaining costs associated with the Threshold Performance and Performance Goal #1, which were achieved in fiscal 2014 and were fully vested by June 30, 2015 and (ii) costs associated with Performance Goal #2, which management concluded in the first quarter of fiscal 2015 was probable of being achieved in fiscal 2015. In the first quarter of fiscal 2015, due to us concluding that Performance Goal #2 would be achieved in fiscal 2015, we recognized a catch-up expense of $513,000, related to prior service periods as discussed in the preceding paragraph. See Critical Accounting Policies and Estimates: Fiscal 2013 Long-Term Performance-based Equity Incentive Program.

A total of $409,000 of stock-based compensation expense related to unvested equity awards remained unrecognized as of June 30, 2016, based on the assumption that the holders of those awards will remain in the Company’s service through 2019 and it will not become probable that the Company will achieve any additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2017	$254
2018	135
2019	20
Total	$409

The $409,000 of unrecognized compensation expense does not include expense that would result from the grant of any additional equity awards that may be granted in future periods.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Interest income, net	$22	$38	$36

Due to the continued low interest rates prevailing in all periods, interest income, net, was $22,000, $38,000, and $36,000, in fiscal 2016, 2015 and 2014, respectively.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2016	2015	2014
Provision for income taxes	$4,720	$4,682	$5,081

The income tax provisions of $4,720,000, $4,682,000, and $5,081,000, in fiscals 2016, 2015 and 2014, respectively, represented estimated annual effective tax rates, as adjusted for valuation allowances for foreign losses, of approximately 38%, 39%, and 41%, respectively.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2016	2015	2014
Income (losses) from discontinued operations, (net of income taxes)	$41	$17	$(75)

The income (losses) from discontinued operations (net of income taxes), reflects ongoing pre-tax accretion expenses of $47,000, $77,000, and $106,000, in fiscal years 2016, 2015 and 2014, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by its discontinued jewelry businesses. One of the leases expired in fiscal 2016 and upon the expiration of that lease we recognized a pre-tax credit of approximately $84,000 for excess lease accruals. In addition, we realized pre-tax trademark license income of $38,000, and $118,000, in fiscal 2016 and 2015, respectively, arising from the disposal of the Company’s former currency authentication and grading business. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2014 and ending on June 30, 2016. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

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

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec.31, 2015	Mar.31, 2016	June 31, 2016
Statement of Operations Data:
Net revenues	$16,178	$14,148	$15,987	$15,371	$14,618	$12,636	$17,329	$16,371
Cost of revenues*	5,796	5,067	5,875	6,315	5,147	5,010	6,288	6,457
Gross profit	10,382	9,081	10,112	9,056	9,471	7,626	11,041	9,914
Operating Expenses:
SG&A expenses	7,357	6,435	6,440	6,291	6,276	5,937	6,636	6,833
Operating income	3,025	2,646	3,672	2,765	3,195	1,689	4,405	3,081
Interest and other income, net	6	(7)	(40)	(1)	(26)	(15)	3	(13)
Income before provision for income taxes	3,031	2,639	3,632	2,764	3,169	1,674	4,408	3,068
Provision for income taxes	1,249	971	1,450	1,012	1,226	679	1,695	1,120
Income from continuing operations	1,782	1,668	2,182	1,752	1,943	995	2,713	1,948
Income (loss) from discontinued operations, (net of income taxes)	22	(13)	(12)	20	(12)	(6)	65	(6)
Net income	$1,804	$1,655	$2,170	$1,772	$1,931	$989	$2,778	$1,942
Net income per basic share:
From continuing operations	$0.21	$0.20	$0.26	$0.21	$0.23	$0.12	$0.32	$0.23
From discontinued operations, (net of income taxes)	0.01	-	-	-	-	-	0.01	-
Net income per share	$0.22	$0.20	$0.26	$0.21	$0.23	$0.12	$0.33	$0.23
Net income per diluted share:
From continuing operations	$0.21	$0.20	$0.26	$0.21	$0.23	$0.12	$0.32	$0.23
From discontinued operations, (net of income taxes)	-	(0.01)	(0.01)	-	-	-	-	-
Net income per share	$0.21	$0.19	$0.25	$0.21	$0.23	$0.12	$0.32	$0.23
Weighted average shares outstanding
Basic	8,326	8,339	8,353	8,361	8,434	8,441	8,447	8,459
Diluted	8,502	8,519	8,531	8,519	8,534	8,549	8,549	8,548

	Quarter Ended (In thousands)
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016
Selected Operating Data:
Units authenticated or graded
Coins	516	458	559	534	433	444	815	680
Trading cards and autographs	425	438	418	424	441	390	437	459
Total	941	896	977	958	874	834	1,252	1,139

*Cost of revenues in the third quarter of fiscal 2016, benefited by approximately $656,000 from a reduction in the Company’s warranty reserves at March 31, 2016. See Critical Accounting Policies and Estimates: Grading Warranty Costs.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2016, we had cash and cash equivalents of $11,967,000 as compared to $17,254,000 at June 30, 2015 and $19,909,000 at June 30, 2014.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading.

Cash Flows.

Cash Flows from Continuing Operations. In fiscal years ended June 30, 2016, 2015, and 2014, our operating activities from continuing operations generated cash of $9,172,000, $11,219,000, and $12,685,000, respectively. The decrease in cash provided by operating activities in fiscal 2016 as compared to fiscal 2015, reflects lower operating income before non-cash stock based compensation of $12,966,000 in fiscal 2016, as compared to $14,347,000 in fiscal 2015 and working capital changes, primarily an increase in accounts receivable due to the timing of receipts in fiscal 2016. Cash provided by operating activities in fiscal 2015 decreased as compared to fiscal 2014, despite the operating income being about the same level in each year and reflects a cash benefit realized in fiscal 2014, arising from the timing of the payment of increased annual incentives, as a result of the significant growth and increased profitability of the business in fiscal 2014 compared to fiscal 2013. As the business did not grow significantly in fiscal 2015 as compared to fiscal 2014, there was no such cash benefit in fiscal 2015.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $440,000, $615,000, and $569,000, in fiscal years ended June 30, 2016, 2015, and 2014, respectively, related primarily to the payment of ongoing obligations for the New York facilities. As discussed under Outstanding Financial Obligations: Discontinued Operations below, one of the lease obligations expired during fiscal 2016.

Cash from or Used in Investing Activities. In fiscal years ended June 30, 2016, 2015, and 2014, investing activities used net cash of $2,011,000, $1,340,000, and $1,355,000, respectively, primarily reflecting capital expenditures for IT and authentication and grading equipment and capitalized software costs for Collectors.com.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2016, 2015 and 2014, financing activities used net cash of $12,008,000, $11,919,000, and $9,563,000, respectively. In fiscal 2016 we used $12,008,000 for the payment of dividends to stockholders. In fiscal 2015, we used $11,361,000 to pay cash dividends to stockholders and $558,000 to buyback shares to satisfy tax withholding obligations for employee vested shares. In fiscal 2014, we received $1,354,000 from the exercise of stock options offset by $10,731,000 of cash used to pay dividends to stockholders and $186,000 used to buyback shares to satisfy tax withholdings obligations for employee vested stock.

Overall, the Company used cash of $5,287,000 in fiscal 2016 as compared to cash usage of $2,655,000 in fiscal 2015 and cash generation of $1,198,000 in fiscal 2014.

Outstanding Financial Obligations

Continuing Operations

At June 30, 2016, we did not have any material financial obligations in connection with our continuing operations, except for the operating lease payments for our corporate headquarters and for offices in New Jersey, Paris, Hong Kong and Shanghai.

At June 30, 2016, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2017	$1,846	$84	$1,762
2018	1,856	87	1,769
2019	1,243	67	1,176
2020	193	-	193
2021	95	-	95
Thereafter	12	-	12
	$5,245	$238	$5,007

Discontinued Operations

At December 31, 2015, one of the facility obligations, related to our discontinued jewelry business expired. At June 30, 2016, the remaining financial obligation for the second facility in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses that expires on December 31, 2017, is as follows (in thousands):

Year Ending June 30,	Remaining Obligation
2017	$470
2018	245
$715
Less: Discounted estimated fair value of minimum lease payments	(687)
Accretion expense to be recognized in future years	$28

These cash payment obligations are to be paid on a monthly basis in accordance with the above schedule.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends. Since the third quarter of fiscal 2015, our dividend policy has been to pay $0.35 per share per quarter up from $0.325 in prior quarters. As a result, we paid dividends of $12,008,000, $11,361,000, and $10,731,000, in fiscals 2016, 2015 and 2014, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no share repurchases under this program in fiscals 2016, 2015 and 2014. At June 30, 2016, we have a total of $3.7 million available for share purchases under the share buyback program.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. We are currently evaluating the impact these updates will have on our consolidated financial statements.

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

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. The Company implemented this guidance at June 30, 2016 and retrospectively restated its comparable balance sheet at June 30, 2015. Deferred tax assets of $1,599,000 classified as part of current assets at June 30, 2015 were reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets increased from $1,945,000 to $3,544,000 June 30, 2015. There was no change to total assets at June 30, 2015 arising from this guidance.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2016, we had approximately $11,967,000 in cash and cash equivalents, of which approximately $7,619,000 was invested in money market accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. Our overseas operations are not significant but when considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,249,000 at June 30, 2016, of which $611,000 was in China.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 30, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 30, 2016

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,967	$17,254
Accounts receivable, net of allowance of $35 in 2016 and $33 in 2015	3,883	2,460
Inventories, net	1,835	1,619
Prepaid expenses and other current assets	1,273	940
Total current assets	18,958	22,273

Property and equipment, net	2,839	2,326
Goodwill	2,083	2,083
Intangible assets, net	1,762	1,558
Deferred income tax assets	2,229	3,544
Other assets	240	236
Non-current assets of discontinued operations	79	182
	$28,190	$32,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,728	$1,961
Accrued liabilities	2,491	2,898
Accrued compensation and benefits	3,414	3,890
Income taxes payable	782	521
Deferred revenue	2,563	2,621
Current liabilities of discontinued operations	619	778
Total current liabilities	12,597	12,669

Deferred rent	381	422
Non-current liabilities of discontinued operations	217	642

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,898 in 2016 and 8,882 in 2015	9	9
Additional paid-in capital	80,642	79,848
Accumulated deficit	(65,656)	(61,388)
Total stockholders’ equity	14,995	18,469
	$28,190	$32,202

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014

Grading, authentication and related services revenues	$60,954	$61,684	$60,571
Cost of grading, authentication and related services	22,902	23,053	22,663
Gross profit	38,052	38,631	37,908
Operating expenses:
Selling and marketing expenses	8,635	8,896	9,106
General and administrative expenses	17,047	17,627	16,326
Total operating expenses	25,682	26,523	25,432
Operating income	12,370	12,108	12,476
Interest income, net	22	38	36
Other income (expense), net	(73)	(80)	3
Income before provision for income taxes	12,319	12,066	12,515
Provision for income taxes	4,720	4,682	5,081
Income from continuing operations	7,599	7,384	7,434
Income (loss) from discontinued operations, (net of income taxes)	41	17	(75)
Net income	$7,640	$7,401	$7,359

Net income per basic share:
Income from continuing operations	$0.90	$0.88	$0.91
Income (loss) from discontinued operations, (net of income taxes)	-	0.01	(0.01)
Net income per share	$0.90	$0.89	$0.90

Net income per diluted share:
Income from continuing operations	$0.89	$0.87	$0.90
Income (loss) from discontinued operations, (net of income taxes)	-	-	(0.01)
Net income per share	$0.89	$0.87	$0.89

Weighted average shares outstanding:
Basic	8,445	8,345	8,167
Diluted	8,545	8,518	8,247
Dividends declared per common share	$1.40	$1.35	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013	8,509	$9	$74,578	$(54,025)	$20,562
Exercise of stock options	114	-	1,354	-	1,354
Forfeiture of restricted stock	(13)	-	(186)	-	(186)
Issuance of common stock	10	-	147	-	147
Stock-based compensation – restricted stock	241	-	1,799	-	1,799
Excess tax benefits related to stock-based compensation	-	-	319	-	319
Net income	-	-	-	7,359	7,359
Dividends paid and accrued	-	-	-	(10,714)	(10,714)
Balance at June 30, 2014	8,861	9	78,011	(57,380)	20,640
Exercise of stock options	12	-	-	-	-
Forfeiture of restricted stock	(27)	-	(558)	-	(558)
Stock-based compensation – restricted stock	36	-	2,239	-	2,239
Excess tax benefits related to stock-based compensation	-	-	156	-	156
Net income	-	-	-	7,401	7,401
Dividends paid and accrued	-	-	-	(11,409)	(11,409)
Balance at June 30, 2015	8,882	9	79,848	(61,388)	18,469
Stock-based compensation – restricted stock	16	-	596	-	596
Excess tax benefits related to stock-based compensation	-	-	198	-	198
Net income	-	-	-	7,640	7,640
Dividends paid and accrued	-	-	-	(11,908)	(11,908)
Balance at June 30, 2016	8,898	$9	$80,642	$(65,656)	$14,995

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,640	$7,401	$7,359
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) Loss from discontinued operations	(41)	(17)	75
Depreciation and amortization expense	1,528	1,293	1,256
Stock-based compensation expense	596	2,239	1,946
Provision for bad debts	5	8	25
Provision for inventory write-down	168	336	94
Provision for warranty	(145)	535	791
Loss (gain) on sale of property and equipment	5	19	4
Changes in operating assets and liabilities:
Accounts receivable	(1,480)	(391)	(95)
Inventories	(384)	(67)	(326)
Prepaid expenses and other	(333)	427	(402)
Deferred income taxes	1,513	533	(272)
Other assets	(5)	146	15
Accounts payable and accrued liabilities	420	(604)	379
Accrued compensation and benefits	(476)	(249)	1,459
Income taxes payable	260	(327)	90
Deferred revenue	(58)	(24)	300
Deferred rent	(41)	(39)	(13)
Net cash provided by operating activities of continuing operations	9,172	11,219	12,685
Net cash used in operating activities of discontinued operations	(440)	(615)	(569)
Net cash provided by operating activities	8,732	10,604	12,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,299)	(777)	(1,166)
Capitalized software development costs	(752)	(441)	(191)
Proceeds from sale of property and equipment	-	19	7
Patents and other intangibles	(13)	(57)	(23)
Proceeds from sale of business	53	116	18
Purchase of business	-	(200)	-
Net cash used in investing activities	(2,011)	(1,340)	(1,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(12,008)	(11,361)	(10,731)
Proceeds from exercise of stock options	-	-	1,354
Payments for retirement of common stock	-	(558)	(186)
Net cash used in financing activities	(12,008)	(11,919)	(9,563)
Increase (decrease) in cash and cash equivalents	(5,287)	(2,655)	1,198
Cash and cash equivalents at beginning of year	17,254	19,909	18,711
Cash and cash equivalents at end of year	$11,967	$17,254	$19,909

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$2,971	$4,556	$5,217
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Collectors Universe, Inc. (“we,” “us,” the “Company,” “management” or “Collectors Universe”) is engaged in the business of providing third-party authentication, grading and related services for rare and high-value collectibles consisting of coins, trading cards, sports memorabilia and autographs. We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles. We also publish magazines that provide market prices and information for certain collectibles and high-value assets that are accessible on our websites. We sell advertising and earn commissions on those websites, and sell advertising in the magazines that we publish; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate the Long Beach Coin shows.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2016, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. See Recent Accounting Pronouncements which discuss the reclassification of certain deferred tax assets classified as current assets at June 30, 2015 to long-term deferred tax assets at June 30, 2015 to conform to the 2016 presentation.

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

At June 30, 2016, substantially all of our cash was deposited at two FDIC insured financial institutions. Those deposits exceeded the banks’ FDIC insured deposit limits of approximately $9,800,000 at June 30, 2016. Cash in overseas bank accounts was approximately $1,249,000 at June 30, 2016.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2016 and 2015 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2016 and 2015, the Company had funds of approximately $7,600,000 and $13,400,000 respectively, in money market accounts and money market funds.  In addition, at June 30, 2016 and 2015, the Company had approximately $4,300,000 and $3,800,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of our accounts receivable are due from collectibles dealers.  At June 30, 2016, no individual customer’s account receivable exceeded 10% of the Company’s total gross accounts receivable balance. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $35,000 and $33,000 at June 30, 2016 and June 30, 2015, respectively. Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 66%, 68%, and 69% of our net revenues for the years ended June 30, 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, five customers accounted for 16%, 17% and 14% of our net authentication and grading services, respectively.

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

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $739,000 and $613,000 at June 30, 2016 and 2015, respectively. It is possible that our estimates of market value could change in the near term due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We considered qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying values on the Consolidated Statements of Operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2016.

Capitalized Software

   Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2016 and 2015, we had capitalized approximately $4,281,000 and $3,529,000 respectively, as capitalized software and recognized related accumulated amortization of $3,261,000 and $2,989,000. During fiscal years 2016, 2015 and 2014, the Company recorded amortization expense for capitalized software of approximately $272,000, $122,000 and $115,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. Fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimate of the business risks. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011; the tradename is being amortized over a period of 10 years. No impairment loss was recorded in 2014 to 2016.

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

We recognize revenues from coin sales when they are shipped to customers. Coin sales consist primarily of sales of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program. However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Shipping and Handling Costs

Shipping and handling costs incurred to return to our customers their collectibles property submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from such customers.

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis. Effective July 1, 2014, the Company reduced its warranty accrual rate on coins and cards based on a review of the overall level of warranty reserves and trends in warranty payments over an extended period of time. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements made possible by improved operational systems, which enabled us to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years of the coin being authenticated and graded by us. Therefore, we deemed it appropriate to reduce our warranty reserve, which resulted in a warranty credit of $145,000 in fiscal 2016 as compared to a warranty expense of $535,000 in fiscal 2015. Significant claims for coins and trading cards, resulting from resubmissions receiving lower grades, or deemed not to be authentic, could result in a material adverse effect on our results of operations (see Note 8 below).

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $725,000, $401,000 and $394,000 in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A "more likely than not" tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Interest and penalties accrued on uncertain tax positions are recorded in income tax expense. See Recent Accounting Pronouncements which discussed the classification of deferred tax balances as of June 30, 2016 and 2015 respectively, and Note 9 for further information concerning income taxes.

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

We recognized stock-based compensation expense for service-based stock option awards, using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2014 through 2016 and all options previously granted had become fully vested and had been fully expensed by June 30, 2012.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2016	2015	2014
Income from continuing operations	$7,599	$7,384	$7,434
Income (loss) from discontinued operations (net of income taxes)	41	17	(75)
Net income	$7,640	$7,401	$7,359

Net income per basic share:
From continuing operations	$0.90	$0.88	$0.91
From discontinued operations (net of income taxes)	-	0.01	(0.01)
Net income per share	$0.90	$0.89	$0.90

Net income per diluted share:
From continuing operations	$0.89	$0.87	$0.90
From discontinued operations (net of income taxes)	-	-	(0.01)
Net income per share	$0.89	$0.87	$0.89

Weighted-average shares outstanding:
Basic	8,445	8,345	8,167
Effect of dilutive shares	100	173	80
Diluted	8,545	8,518	8,247

Options to purchase shares of common stock and unvested restricted shares of common stock totaling 57,000 for the year ended June 30, 2014, respectively, were excluded from the computation of diluted income per share, as they would have been anti-dilutive. At June 30, 2016, there were no outstanding options to purchase shares of common stock. In addition, approximately 267,000, 263,000 and 393,000 performance-based restricted shares were excluded from the computation of diluted earnings per share for the years ended June 30, 2016, 2015, 2014, respectively because we had not reached the Performance Goals for those shares at June 30, 2016.

Comprehensive Income

The Company does not have any items of other comprehensive income requiring separate disclosure.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. We are currently evaluating the impact these updates will have on our consolidated financial statements.

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

In November 2015, FASB issued Accounting Standards Update 2015-17, on Income Taxes and the Balance Sheet Classification of Deferred Taxes. Under this updated guidance, deferred tax assets and liabilities are required to be classified as noncurrent asset or liabilities in the Company’s balance sheet. The guidance is effective for financial years beginning after December 15, 2016 and interim periods within those annual periods. The Company implemented this guidance at June 30, 2016 and retrospectively restated its comparable balance sheet at June 30, 2015. Deferred tax assets of $1,599,000 classified as part of current assets at June 30, 2015 were reclassified to noncurrent deferred tax assets, such that noncurrent deferred tax assets increased from $1,945,000 to $3,544,000 June 30, 2015. There was no change to total assets at June 30, 2015 arising from this guidance.

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

In November 2014, we acquired the tradename, software and related assets (historical data and a non-compete with the previous owner) of Intelliquote (“IQ”), a brand name for pricing for the numismatic community, for cash of $200,000. The acquisition of IQ enhances the Company’s CCE Quickprice offering and adding to the Company’s positon as a leading service provider of valuable information and content to coin market participants.

Due to the immateriality of the consideration paid, no formal purchase price allocation was conducted although we attribute most of the value to the IQ tradename. Based on this preliminary evaluation, the amount of $200,000 has been classified as intangible assets in the accompanying condensed consolidated balance sheet at June 30, 2016.

Acquisition related costs of $3,000 were incurred and have been included in general and administrative expenses in the year ended June 30, 2015.

Approximately $90,000, and $48,000 in IQ revenue is included in net revenues for the years ended June 30, 2016 and 2015, respectively, representing the revenues generated since the date of this acquisition.

4.	Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of GCAL, Gemprint and AGL (the “Jewelry Businesses”) and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2016 and 2015. The Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014 present the results of operations as discontinued operations and the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014 segregate the cash flows from discontinued operations from all other cash flow activities.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased laboratory facilities for its discontinued jewelry business that were leased through December 31, 2015 and 2017, respectively. The remaining obligations at June 30, 2016 and 2015 totaled approximately $687,000 and $1,233,000, respectively, of which $470,000 is classified as a current liability, and the balance of $217,000 is classified as a non-current liability in the Company’s consolidated balance sheet. We will continue to review and, if necessary, make adjustments to the accrual on a quarterly basis.

The operating results of the discontinued businesses, which are included in the accompanying Consolidated Statements of Operations, were not material. At June 30, 2016 and 2015, the net liabilities of discontinued operations consist primarily of the above-described lease obligations payable through December 31, 2017.

5.	Inventories

Inventories consist of the following (in thousands):

	June 30,
	2016	2015
Coins	$437	$504
Other collectibles	292	168
Grading raw materials consumable inventory	1,845	1,560
	2,574	2,232
Less inventory reserve	(739)	(613)
	$1,835	$1,619

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

6.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2016	2015
Coin reference sets	$263	$263
Computer hardware and equipment	2,777	2,301
Computer software	1,202	1,148
Equipment	5,134	4,465
Furniture and office equipment	1,116	1,079
Leasehold improvements	1,138	1,024
Trading card reference library	52	52
	11,682	10,332
Less accumulated depreciation and amortization	(8,843)	(8,006)
Property and equipment, net	$2,839	$2,326

Depreciation and amortization expense relating to property and equipment for fiscal 2016, 2015 and 2014 was $968,000, $883,000, and $837,000, respectively.

7.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2016, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

In fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a period of 10 years. At June 30, 2016, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2016	2015
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2016 and 2015, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2016 and 2015 (in thousands):

	As of June 30, 2016			As of June 30, 2015
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(703)	$37	$740	$(555)	$185
Patents and Trademarks	159	(21)	138	144	(14)	130
	899	(724)	175	884	(569)	315
Expos Unlimited:
Auctioneer relationships	150	(150)	-	150	(135)	15
Covenant not to compete	130	(130)	-	130	(130)	-
Customer database	230	(230)	-	230	(184)	46
Tradename	280	(140)	140	280	(112)	168
	790	(650)	140	790	(561)	229
CCE:
Customer lists	676	(488)	188	676	(443)	233
Capitalized Software	4,281	(3,261)	1,020	3,529	(2,987)	542
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
CCE:CoinNexus(IQ)	200	-	200	200	-	200
	$6,885	$(5,123)	$1,762	$6,118	$(4,560)	$1,558

Amortization expense was $560,000, $410,000, and $419,000, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2017	566
2018	477
2019	281
2020	89
2021	51
Thereafter	59
$1,523

The weighted average amortization period remaining as of June 30, 2016, is approximately 3 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI (in years)	CCE (in years)	Expos (in years)	Capitalized Software (in years)
Website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

There have been no fair value re-measurements of financial assets or liabilities on a recurring or non-recurring basis at June 30, 2016 and 2015.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2016	2015
Warranty reserve	$892	$1,492
Professional fees	484	160
Other	1,115	1,246
	$2,491	$2,898

Warranty reserve activity and balances related to fiscal years 2016, 2015 and 2014, were as follows (in thousands):

Warranty reserve at June 30, 2013	$1,155
Charged to cost of revenues	791
Payments	(377)
Warranty reserve at June 30, 2014	1,569
Charged to cost of revenues	535
Payments	(612)
Warranty reserve at June 30, 2015	1,492
Charged to cost of revenues	511
Change in estimate	(656)
Payments	(455)
Warranty reserve at June 30, 2016	$892

We conducted a detailed review of our warranty reserves in the third quarter of fiscal 2016 and the resulting change in estimate reduced warranty expense by $656,000 in the third quarter.

9.	Taxes

For fiscal years ended June 30, 2016, 2015 and 2014, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2016	2015	2014
Domestic operations	$12,604	$12,463	$13,782
Foreign operations	(285)	(397)	(1,267)
	$12,319	$12,066	$12,515

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2016	2015	2014
Current:
Federal	$3,415	$4,237	$5,233
State	(10)	65	441
	3,405	4,302	5,674
Deferred:
Federal	1,040	170	(627)
State	275	210	34
	1,315	380	(593)
Total provision for income taxes	$4,720	$4,682	$5,081

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2016	2015	2014
Provision at federal statutory rates	$4,336	$4,223	$4,381
State income taxes, net	171	179	313
Meals and entertainment	122	135	123
Stock-based compensation	-	-	(102)
Other	42	57	64
Excess tax basis of subsidiary	-	-	-
Valuation allowances	49	88	302
	$4,720	$4,682	$5,081

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Stock compensation costs	$686	$1,050
Reserves and accruals	1,461	1,840
Net operating loss carryforward	792	852
Credits	624	629
Intangible assets	109	309
Other	91	147
	3,763	4,827
Less: valuation allowance	(871)	(822)
Total deferred tax assets	2,892	4,005
Deferred tax liabilities:
Property and equipment	(500)	(304)
Other	(163)	(157)
Total deferred tax liabilities	(663)	(461)
Net deferred tax assets	$2,229	$3,544

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income prior to their expiration. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $871,000 and $822,000 at June 30, 2016 and 2015, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files, or will file, income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2013 through June 30, 2015 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2015.

As of June 30, 2016 and June 30, 2015, the Company had $943,000 and $949,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2015) expire in tax year 2024. The Company also has state net operating losses of $1,493,000, which will primarily begin to expire in 2017, of which the benefit of $1,493,000 will be credited to additional paid in capital when fully utilized. The Company has foreign net operating loss carryforwards in France, Hong Kong and China of $1,021,000, $1,644,000 and $984,000, respectively.

As of June 30, 2016, the liability for income taxes associated with uncertain tax positions was $435,000, including accrued penalties and interest of $147,000. If recognized, $337,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2014	$289
Gross increases for tax positions of prior years
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2015	289
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	(1)
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2016	$288

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

Dividends

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $12,008,000, $11,361,000 and $10,731,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no repurchases of stock under this program in fiscals 2014, 2015 and 2016.

At June 30, 2016, $3.7 million remained available for share repurchases under the stock buyback programs. However, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock and the number of shares that become available for sale at prices that the Company believes are attractive.

12.	Stock Incentive Plans

On December 9, 2013, the Board of Directors adopted and our stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which provides for the issuance of up to of 650,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors or consultants to the Company or its subsidiaries. At the time of the adoption of the 2013 Plan, a total of 554,000 of stock options and restricted shares were outstanding under prior plans. However, in the event any of the stock awards under the prior plans were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, a maximum 385,000 of those would become available for future grants of stock awards under the 2013 Plan.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options was continued employment or service during the specified vesting periods. For employees, usually the vesting period was four years and one year for director awards. The term of an option grant could not exceed ten years. There were no options outstanding at June 30, 2016 and 2015.

The following is a summary of stock option activity in the fiscal years 2015 and 2014 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2013	178	$6.91	to	$17.82	$13.81
Cancelled	(14)	6.91	to	6.91	6.91
Exercised	(114)	6.91	to	17.82	12.96
Options outstanding at June 30, 2014	50	17.82	to	17.82	17.82
Cancelled	(38)	17.82	to	17.82	17.82
Exercised	(12)	17.82	to	17.82	17.82
Options outstanding at June 30, 2015	-	-		-	-

The total pre-tax intrinsic value of options exercised during fiscal years ended June 30, 2015 and 2014, $360,000, and $828,000, respectively.

Restricted Shares

Annual Director Grants. In fiscal years 2016, 2015, and 2014 each of our six outside directors was granted service-based restricted stock with a grant date fair value of $45,000, $40,000 and $40,000, for a total of fair value of $270,000, $240,000 and $240,000.

Other Service-Based Awards. There was no grants of restricted stock in fiscal 2016. In fiscal 2015 and 2014, the Company granted 4,000, and 11,300 service-based restricted shares, respectively, with grant date fair values of $86,000, and $224,000 respectively, and vesting periods ranging from three to four years. Stock-based compensation expense for those shares is recognized over the respective vesting period.

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

Based on the level of OI achieved in fiscal 2014, a determination was made that the Company had achieved the Threshold Performance Goal and the Intermediate Performance Goal #1 and therefore in accordance with the terms of the LTIP 25% of the LTIP shares were fully vested through June 30, 2015.

In November, 2014, an additional 18,957 performance-based restricted shares with similar terms as the other LTIP shares and a grant date fair value of $400,000 were issued to a new participant, with a service inception date of November 19, 2014. The vesting of those shares is conditioned on the Company’s achievement of the same levels of OI before stock based compensation as the LTIP participants through June 30, 2018, as indicated in the following table:

Cumulative Percent of LTIP Shares Vested
If in any fiscal year during the term of the Program:
Intermediate Performance Goal #2 is Achieved	20%
Intermediate Performance Goal #3 is Achieved	45%
The Maximum Performance Goal is Achieved	100%

At September 30, 2014, based on the significantly improved level of OI in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal in the first and subsequent quarters of fiscal 2015. However, based on the actual OI achieved in fiscal 2015, we did not achieve Intermediate Performance Goal #2 in fiscal 2015. Nevertheless, we still consider that it is probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore in 2016, we began accruing the remaining stock-based compensation expense for Performance Goal #2, through the expected later vesting date.

At this time it is considered too early to determine if it is probable that the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2017 or 2018. Management will continue to reassess at each reporting date whether it has become probable that any additional shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Included in:
Cost of grading, authentication and related services	$36	$45	$45
Selling and marketing expenses	31	48	11
General and administrative expenses	529	2,146	1,890
	$596	$2,239	$1,946

A total of $409,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2016, based on the assumption that the holders of the equity awards will remain in the Company’s service through 2019, and it will not become probable that the Company will achieve any additional performance goals under the Company’s LTIP. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2017	$254
2018	135
2019	20
Total	$409

The $409,000 of unrecognized compensation expense does not include expense that would result from the grant of any additional stock-based compensation awards that may be granted in future periods.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2016, 2015 and 2014 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2013	387	$10.77
Granted	278	15.90
Vested	(106)	12.98
Cancelled	(39)	11.41
Non-vested at June 30, 2014	520	13.03
Granted	34	21.13
Vested	(96)	13.84
Cancelled	(9)	16.40
Non-vested at June 30, 2015	449	13.40
Granted	16	16.63
Vested	(39)	15.62
Non-vested at June 30, 2016	426	$13.32

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who is our President, a director and a holder of approximately 7% of our outstanding shares) and Van Simmons (who is a director and a stockholder of the Company) has subleased from the Company, through March 31, 2019, approximately 4,260 square feet of office space in fiscal 2016, 2015 and 2014, respectively, located at the Company’s offices in Santa Ana, California, The current rent is consistent with amounts being paid by the Company under its lease agreement. Rent received under the DHRCC sublease, totaled $81,800, $79,400, and $72,000 in fiscal 2016, 2015 and 2014, respectively.

During fiscal years 2016, 2015 and 2014, the Company charged, and DHRCC paid to the Company, advertising fees of approximately $30,700, $29,900, and $38,700, authentication and grading fees of approximately $16,300, $12,200 and $9,700, and the Company paid to DHRCC, approximately $4,100, $96,400, and $6,500 of warranty claims, respectively. During fiscal years 2016, 2015, and 2014 DHRCC attended the Expos Long Beach shows and paid approximately $4,200, $4,200, and $5,200, respectively, in fees to Expos and also paid CCE $6,900, $6,800, and $6,700 in monthly subscription and listing fees.

During fiscal years 2016, 2015, and 2014, David Hall paid approximately $6,600, $13,600, and $15,000, respectively, in authentication and grading fees to us for personally owned trading cards submitted.  Also, an adult member of Mr. Hall’s immediate family paid $2,038,000, $1,344,000, and $1,376,000 in coin authentication and grading fees to us during fiscal years 2016, 2015, and 2014 and owed the Company approximately $92,000, and $145,000 at June 30, 2016 and 2015, respectively, for services provided during those years.

An affiliate of Richard Kenneth Duncan Sr., who until the first quarter of fiscal 2015 was the beneficial owner of more than 5% of our outstanding shares, paid us authentication and grading fees of $1,188,000, $1,024,000, and $1,181,000 in fiscal 2016, 2015 and 2014, respectively. The amount owed to the Company for these services was approximately $101,000 at June 30, 2016 and $118,000 at June 30, 2015.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. The most significant lease is our corporate headquarters facility lease that expires in March 2019.   In fiscal 2009, the Company exited its jewelry businesses and accrued the fair value of the remaining minimum lease obligations for two facilities. One of the lease obligations expired during fiscal 2016. The remaining balances on these obligations are reported as part of current and non-current liabilities of discontinued operations in the Consolidated Balance Sheets at June 30, 2016 and 2015.

The Company’s rent expense is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2016, 2015 and 2014 for those operations classified as continuing operations was approximately $2,060,000, $1,914,000, and $1,860,000, respectively.

Continuing Operations

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2016, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2017	$1,846	$84	$1,762
2018	1,856	87	1,769
2019	1,243	67	1,176
2020	193	-	193
2021	95	-	95
Thereafter	12	-	12
	$5,245	$238	$5,007

Discontinued Operations

At June 30, 2016, the remaining financial obligations for leased facilities, that had been occupied by our discontinued jewelry authentication and grading businesses, that will expire on December 31, 2017, are as follows (in thousands):

Year Ending June 30,	Remaining Obligation
2017	470
2018	245
$715
Less: Discounted estimated fair value of minimum lease payments	(687)
Accretion expense to be recognized in future years	$28

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2016, 2015 and 2014. Net identifiable assets and goodwill are provided by business segment as of June 30, 2016 and 2015.

	Year Ended June 30,
Net revenues from external customers(1):	2016	2015	2014
Coins	$40,267	$42,192	$42,100
Trading cards and autographs	15,917	14,925	14,090
Other	4,770	4,567	4,381
Total revenue	$60,954	$61,684	$60,571

Depreciation and Amortization:
Coins	$502	$506	$478
Trading cards and autographs	227	203	142
Other	509	335	327
Total	1,238	1,044	947
Unallocated amortization and depreciation	290	249	309
Consolidated amortization and depreciation	$1,528	$1,293	$1,256

Stock-based compensation:
Coins	$80	$445	$309
Trading cards and autographs	11	238	195
Other	7	165	138
Total	98	848	642
Unallocated stock-based compensation	498	1,391	1,304
Consolidated stock-based compensation	$596	$2,239	$1,946

Operating income:
Coins	$13,048	$13,367	$13,936
Trading cards and autographs	3,631	3,090	2,424
Other	316	1,119	1,368
Total	16,995	17,576	17,728
Unallocated operating expenses	(4,625)	(5,468)	(5,252)
Consolidated operating income	$12,370	$12,108	$12,476

 ____________________

(1)	Includes revenues of $5.0 million, $4.1 million, and $3.8 million, generated outside the United States in fiscal years 2016, 2015 and 2014, respectively.

	At June 30,
	2016	2015
Identifiable Assets:
Coins	$7,824	$5,961
Trading cards and autographs	1,451	1,436
Other	3,360	2,859
Total	12,635	10,256
Unallocated assets	15,555	21,946
Consolidated assets	$28,190	$32,202
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2016 and 2015:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec.31, 2015	Mar.31, 2016	June 30, 2016
Statement of Operations Data:
Net revenues	$16,178	$14,148	$15,987	$15,371	$14,618	$12,636	$17,329	$16,371
Cost of revenues*	5,796	5,067	5,875	6,315	5,147	5,010	6,288	6,457
Gross profit	10,382	9,081	10,112	9,056	9,471	7,626	11,041	9,914
Operating Expenses:
SG&A expenses	7,357	6,435	6,440	6,291	6,276	5,937	6,636	6,833
Operating income	3,025	2,646	3,672	2,765	3,195	1,689	4,405	3,081
Interest and other income, net	6	(7)	(40)	(1)	(26)	(15)	3	(13)
Income before provision for income taxes	3,031	2,639	3,632	2,764	3,169	1,674	4,408	3,068
Provision for income taxes	1,249	971	1,450	1,012	1,226	679	1,695	1,120
Income from continuing operations	1,782	1,668	2,182	1,752	1,943	995	2,713	1,948
Income (loss) from discontinued operations, (net of income taxes)	22	(13)	(12)	20	(12)	(6)	65	(6)
Net income	$1,804	$1,655	$2,170	$1,772	$1,931	$989	$2,778	$1,942
Net income per basic share:
From continuing operations	$0.21	$0.20	$0.26	$0.21	$0.23	$0.12	$0.32	$0.23
From discontinued operations, (net of income taxes)	0.01	-	-	-	-	-	0.01	-
Net income per share	$0.22	$0.20	$0.26	$0.21	$0.23	$0.12	$0.33	$0.23
Net income per diluted share:
From continuing operations	$0.21	$0.20	$0.26	$0.21	$0.23	$0.12	$0.32	$0.23
From discontinued operations, (net of income taxes)	-	(0.01)	(0.01)	-	-	-
Net income per share	$0.21	$0.19	$0.25	$0.21	$0.23	$0.12	$0.32	$0.23
Weighted average shares outstanding
Basic	8,326	8,339	8,353	8,361	8,434	8,441	8,447	8,459
Diluted	8,502	8,519	8,531	8,519	8,534	8,549	8,549	8,548

*Cost of revenues in the third quarter of fiscal 2016, benefited by approximately $656,000 due to a reduction in the Company’s warranty reserves at March 31, 2016.

17.	Subsequent Events

Dividends

On July 26, 2016, the Company announced its quarterly cash dividend of $0.35 per share of common stock for the first quarter of fiscal 2017. The cash dividend will be paid on August 26, 2016 to stockholders of record on August 12, 2016.

	Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Operating Expenses	Charged to Cost of Revenues	Charged to Tax Provision	Net (Deductions) Recovery	Balance at End of Period
Allowance for doubtful accounts
Year ended June 30, 2014	$27,000	$25,000	$-	$-	$(26,000)	$26,000
Year ended June 30, 2015	$26,000	$8,000	$-	$-	$(1,000)	$33,000
Year ended June 30, 2016	$33,000	$4,000	$-	$-	$(2,000)	$35,000

Inventory Reserve
Year ended June 30, 2014	$201,000	$-	$94,000	$-	$(9,000)	$286,000
Year ended June 30, 2015	$286,000	$-	$336,000	$-	$(9,000)	$613,000
Year ended June 30, 2016	$613,000	$-	$168,000	$-	$(42,000)	$739,000

Valuation allowances for deferred tax assets
Year ended June 30, 2014	$432,000	$-	$-	$302,000	$-	$734,000
Year ended June 30, 2015	$734,000	$-	$-	$88,000	$-	$822,000
Year ended June 30, 2016	$822,000	$-	$-	$49,000	$-	$871,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITem 9a.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2016, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (“the 2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2016, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2016 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2016 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware Corporation) and subsidiaries (“the Company”) as of June 30, 2016 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company for the year ended June 30, 2016, and our report dated August 30, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
August 30, 2016

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2016 for the Company’s 2016 annual stockholders' meeting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2016 for the Company’s 2016 annual stockholders' meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by this Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2016 for the Company’s 2016 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2016.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	$332,000

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2016 for the Company’s 2016 annual stockholders’ meeting.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2016 for the Company’s 2016 annual stockholders’ meeting.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations for the years ended June 30, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014

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

COLLECTORS UNIVERSE, INC.

Date:August 30, 2016	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 30, 2016
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Chief Executive Officer and Director	August 30, 2016
Robert G. Deuster	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 30, 2016
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 30, 2016
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 30, 2016
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 30, 2016
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 30, 2016
A.J. Bert Moyer

/s/ BRUCE A. STEVENS	Director	August 30, 2016
Bruce A. Stevens

/s/ VAN D. SIMMONS	Director	August 30, 2016
Van D. Simmons

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.53

Third Amendment, dated October 6, 2015, to the Company’s October 10, 2012 Employment Agreement with Robert Deuster, CEO. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2015.*

10.54	Collectors Universe Fiscal 2016 Cash Incentive Plan. Incorporated by reference to the Company’s Current Report on Form 8-K files with the SEC on December 11, 2015.*

10.55**	Key Services Agreement, dated as of June 18, 2016, between Collectors Universe (Shanghai) Co., Ltd, a wholly owned subsidiary of the Company and Guojin Gold Co. Ltd.

21.1**	Subsidiaries of Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act
31.2**	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act
32.1†	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
32.2†	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith but not filed.

 E-1