Form 10-Q
period 2016-09-30
COLLECTORS UNIVERSE INC
filed 2016-11-02
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock $.001 Par Value	8,898,104

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and 2015	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Forward-Looking Statements	13
	Our Business	13
	Overview of First Quarter Fiscal 2017 Operating Results	14
	Factors That Can Affect Our Operating Results and Financial Position	14
	Critical Accounting Policies and Estimates	16
	Results of Operations for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015	17
	Liquidity and Capital Resources	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II	Other Information
Item 1A.	Risk Factors	24
Item 6.	Exhibits	24

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 (i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,344	$11,967
Accounts receivable, net of allowance of $45 and $35 at September 30, 2016 and June 30, 2016, respectively	3,464	3,883
Inventories, net	2,070	1,835
Prepaid expenses and other current assets	1,219	1,273
Total current assets	17,097	18,958

Property and equipment, net	3,019	2,839
Goodwill	2,083	2,083
Intangible assets, net	1,734	1,762
Deferred income tax assets	2,229	2,229
Other assets	296	240
Non-current assets of discontinued operations	79	79
Total assets	$26,537	$28,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,685	$2,728
Accrued liabilities	2,491	2,491
Accrued compensation and benefits	2,375	3,414
Income taxes payable	1,622	782
Deferred revenue	2,560	2,563
Current liabilities of discontinued operations	628	619
Total current liabilities	12,361	12,597

Deferred rent	361	381
Non-current liabilities of discontinued operations	102	217

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,898 issued and outstanding at both September 30, 2016 and June 30, 2016.	9	9
Additional paid-in capital	80,744	80,642
Accumulated deficit	(67,040)	(65,656)
Total stockholders’ equity	13,713	14,995
Total liabilities and stockholders’ equity	$26,537	$28,190

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net revenues	$15,748	$14,618
Cost of revenues	6,138	5,147
Gross profit	9,610	9,471
Operating Expenses:
Selling and marketing expenses	2,422	2,169
General and administrative expenses	4,414	4,107
Total operating expenses	6,836	6,276
Operating income	2,774	3,195
Interest and other income, net	24	(26)
Income before provision for income taxes	2,798	3,169
Provision for income taxes	1,210	1,226
Income from continuing operations	1,588	1,943
Loss from discontinued operations, net of income taxes	(7)	(12)
Net income	$1,581	$1,931

Net income per basic share:
Income from continuing operations	$0.19	$0.23
Income (loss) from discontinued operations	-	-
Net income	$0.19	$0.23

Net income per diluted share:
Income from continuing operations	$0.19	$0.23
Income (loss) from discontinued operations	(0.01)	-
Net income	$0.18	$0.23

Weighted average shares outstanding:
Basic	8,474	8,434
Diluted	8,561	8,534
Dividends declared per common share	$0.35	$0.35

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,581	$1,931
Discontinued operations	7	12
Income from continuing operations	1,588	1,943
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	420	341
Stock-based compensation expense	102	151
Provision for bad debts	11	1
Provision for inventory write-down	22	9
Provision for warranty	174	107
Gain on sale of property and equipment	5	(4)
Change in operating assets and liabilities:
Accounts receivable	408	(182)
Inventories	(257)	(168)
Prepaid expenses and other	55	10
Other assets	(57)	(111)
Accounts payable and accrued liabilities	(199)	(55)
Accrued compensation and benefits	(1,039)	(1,829)
Income taxes payable	840	1,054
Deferred revenue	(3)	(236)
Deferred rent	(20)	(12)
Net cash provided by operating activities of continuing operations	2,050	1,019
Net cash used in operating activities of discontinued businesses	(122)	(157)
Net cash provided by operating activities	1,928	862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(439)	(188)
Capitalized software	(172)	(202)
Patents and other intangibles	39	(20)
Proceeds from sale of business	5	3
Net cash used in investing activities	(567)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(2,984)	(3,046)
Net cash used in financing activities	(2,984)	(3,046)

Net decrease in cash and cash equivalents	(1,623)	(2,591)
Cash and cash equivalents at beginning of period	11,967	17,254
Cash and cash equivalents at end of period	$10,344	$14,663

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$369	$165

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At September 30, 2016, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, Inc. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, (our “Fiscal 2016 10-K”), which we filed with the SEC on August 30, 2016. Amounts related to disclosure of June 30, 2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

We recognize product sales when collectibles sold by us are shipped to customers. Product revenues consist primarily of collectible coins that we purchase pursuant to our coin authentication and grading warranty program. However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, the provision or benefit for income taxes and related valuation allowances, and adjustments to the fair value of remaining lease obligations for our discontinued jewelry businesses. These estimates are discussed in more detail in these notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this Report and in our Fiscal 2016 10-K.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances indicate that the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2016.

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

Stock-Based Compensation Expense

We recognize share-based compensation attributable to service-based equity grants over the respective service periods based on the grant date fair value of the equity grants. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Form 10-K for the year ended June 30, 2016, we did not achieve Performance Goal #2 in fiscal 2016. Nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time, it is considered too early to determine if the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2017 or 2018. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved and therefore, if any additional restricted shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation for the three months ended September 30, 2016 was $102,000 as compared to $151,000 for the three months ended September 30, 2015.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2016 we had cash and cash equivalents totaling approximately $10,344,000, of which approximately $6,923,000 was invested in money market accounts, and the balance of $3,421,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,205,000.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, which exceeded the banks’ FDIC insured deposit limits by approximately $8,286,000 as of September 30, 2016.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balances accounted for 10% of the Company’s total gross accounts receivable balances at either September 30, 2016 or June 30, 2016. We performed an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we established an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $45,000 and $35,000 at September 30, 2016 and June 30, 2016, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins and related service accounted for approximately 63% of our net revenues for the three months ended September 30, 2016, and 64% of our net revenues for the three months ended September 30, 2015.

Customers. Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% of our total net revenues in both the three months ended September 30, 2016 and 2015.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2016, we capitalized approximately $172,000 of software development cost as compared with $202,000 in the three months ended September 30, 2015. In the three months ended September 30, 2016, approximately $104,000 was recorded as amortization expense for capitalized software as compared to $40,000 in the three months ended September 30, 2015. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the first quarter of fiscal 2017. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In August 2016, FASB issued Accounting Standards Update No, 2016-15 on Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods thereafter.

2.	INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2016	2016
Coins	$438	$437
Other collectibles	302	292
Grading raw materials consumable inventory	2,091	1,845
	2,831	2,574
Less inventory reserve	(761)	(739)
Inventories, net	$2,070	$1,835

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2016	2016
Coins and stamp grading reference sets	$263	$263
Computer hardware and equipment	2,827	2,777
Computer software	1,202	1,202
Equipment	5,440	5,134
Furniture and office equipment	1,129	1,116
Leasehold improvements	1,208	1,138
Trading card reference library	52	52
	12,121	11,682
Less accumulated depreciation and amortization	(9,102)	(8,843)
Property and equipment, net	$3,019	$2,839

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2016	2016
Warranty reserves	$1,010	$892
Professional fees	428	484
Other	1,053	1,115
	$2,491	$2,491

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Warranty reserve beginning of period	$892	$1,492
Provision charged to cost of revenues	171	107
Payments	(53)	(137)
Warranty reserve, end of period	$1,010	$1,462

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining balance of our lease related obligations in connection with the fiscal 2009 disposal of our jewelry business was $582,000 at September 30, 2016, of which $480,000 was classified as a current liability, and $102,000 was classified as a non-current liability in the accompanying condensed consolidated balance sheet at September 30, 2016. We will continue to review and, if necessary, make adjustments to the lease obligation accruals on a quarterly basis.

6.	INCOME TAXES

In the three months ended September 30, 2016 and 2015, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 43% and 39%, respectively and such provisions include valuation allowances established against losses of foreign subsidiaries.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Weighted average shares outstanding: Basic	8,474	8,434
Dilutive effect of restricted shares	87	100
Weighted average shares outstanding: Diluted	8,561	8,534

A total of 4,000 unvested restricted shares of common stock were excluded from the computation of diluted income per share, in the three months ended September 30, 2016, as they would have been anti-dilutive as compared to 30,000 anti-dilutive restricted shares of common stock in the three months ended September 30, 2015.

In addition, approximately 262,000 and 252,000 unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in the three months ended September 30, 2016 and 2015, respectively, because we had not achieved the related performance goals required for those shares to vest, at those dates.

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

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2016 and 2015, respectively. Net identifiable assets are provided by business segment as of September 30, 2016 and June 30, 2016, respectively (in thousands):

	Three Months Ended September 30,
	2016	2015
Net revenues from external customers:
Coins	$9,971	$9,313
Trading cards and autographs	4,439	3,997
Other	1,338	1,308
Total revenue	$15,748	$14,618
Amortization and depreciation:
Coins	$137	$139
Trading cards and autographs	56	55
Other	150	97
Total	343	291
Unallocated amortization and depreciation	77	50
Consolidated amortization and depreciation	$420	$341
Stock-based compensation:
Coins	$11	$22
Trading cards and autographs	3	3
Other	2	2
Total	16	27
Unallocated stock-based compensation	86	124
Consolidated stock-based compensation	$102	$151
Operating income:
Coins	$2,755	$3,273
Trading cards and autographs	1,081	893
Other	295	218
Total	4,131	4,384
Unallocated operating expenses	(1,357)	(1,189)
Consolidated Operating Income	$2,774	$3,195

	September 30,	June 30,
	2016	2016
Identifiable Assets:
Coins	$7,890	$7,824
Trading cards and autographs	1,420	1,451
Other	3,342	3,360
Total	12,652	12,635
Unallocated assets	13,885	15,555
Consolidated assets	$26,537	$28,190
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2016, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $466,000, as compared with $817,000 for the three months ended September 30, 2015. At September 30, 2016, the amount owed to the Company for these services was approximately $186,000, as compared with $92,000 at June 30, 2016.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $239,000 in the three months ended September 30, 2016, as compared to $333,000 in the same three months of fiscal 2016. At September 30, 2016, the amount owed to the Company for these services was approximately $87,000, compared to $101,000 at June 30, 2016.

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

On October 25, 2016, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on November 25, 2016 to stockholders of record on November 16, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Fiscal 2016 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2016, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2016 10-K, except as may be required by applicable law or applicable NASDAQ rules.

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

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”); and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of First Quarter Fiscal 2017 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues:
Grading authentication and related services	$15,748	100.0%	$14,618	100.0%
Cost of revenues:
Grading authentication and related services	6,138	39.0%	5,147	35.2%
Gross Profit	9,610	61.0%	9,471	64.8%
Selling and marketing expenses	2,422	15.4%	2,169	14.8%
General and administrative expenses	4,414	28.0%	4,107	28.1%
Operating income	2,774	17.6%	3,195	21.9%
Interest and other income, net	24	0.2%	(26)	(0.2)%
Income before provision for income taxes	2,798	17.8%	3,169	21.7%
Provision for income taxes	1,210	7.7%	1,226	8.4%
Income from continuing operations	1,588	10.1%	1,943	13.3%
Income (loss) from discontinued operations, net of income taxes	(7)	(0.1)%	(12)	(0.1)%
Net income	$1,581	10.0%	$1,931	13.2%

Net income per diluted share:
Income from continuing operations	$0.19		$0.23
Income (loss) from discontinued operations	(0.01)		-
Net income	$0.18		$0.23

The $1.1 million or 8% increase in revenues to $15.7 million in the three months ended September 30, 2016, was comprised of a $0.7 million or 7% increase in coin service revenues and a $0.4 million or 11% increase in cards and autograph services revenues. The $0.7 million increase in coin revenues, includes a $0.3 million or 65% increase in revenues from our China operation.

Despite the increase in revenues, operating income was $2.8 million in the three months ended September 30, 2016 as compared to $3.2 million in the same period of the prior year and primarily reflects (i) a lower average service fee earned on the authentication and grading of moderns coins, arising from our previously disclosed more competitive and focused marketing programs for modern coins, that we introduced in January 2016 and (ii) higher costs incurred in China primarily, to increase capacity, in anticipation of increased revenues in future quarters, from a previously disclosed new customer contract.

These, as well as other factors affecting our operating results in the three months ended September 30, 2016, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2016, compared to the Three Months Ended September 30, 2015”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 86% of our service revenues in the three months ended September 30, 2016. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading and revenues are impacted by the volume of modern coin submissions, which can fluctuate, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Five of our coin authentication and grading customers accounted, in the aggregate, for approximately 14% of our total net revenues in the three months ended September 30, 2016. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three months ended September 30, 2016 and 2015, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended September 30,				Declared Values (000s) Three Months Ended September 30,
	2016		2015		2016		2015
Coins	599,300	57.8%	433,000	49.5%	$584,035	87.1%	$544,512	92.7%
Trading cards and autographs (1)	436,800	42.2%	441,000	50.5%	86,636	12.9%	42,848	7.3%
Total	1,036,100	100.0%	874,000	100.0%	$670,671	100.0%	$587,360	100.0%

(1)    Consists of trading cards authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

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

In addition to the operating performance of our businesses, and in particular our coin business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore, we pay federal income taxes at a rate of 35% of our taxable income on an annual basis. We continue to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

Critical Accounting Policies and Estimates

Except as discussed below, during the three months ended September 30, 2016, there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2016. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary, we proceed to a two-step goodwill impairment test. We initially apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter ended September 30, 2016, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore it was not necessary to proceed to the two-step impairment test.

Stock-Based Compensation

We recognize share-based compensation attributable to service-based equity grants over the respective service periods based on the grant date fair value of the equity grants. For performance-based equity grants with a financial performance goal, we recognize compensation expense based on the grant date fair value when it becomes probable that we will achieve the financial performance goal.

Restricted Stock Awards

In connection with the Company’s Long-Term Incentive Plan (“LTIP”) adopted by the Compensation Committee of the Board of Directors in fiscal 2013 and as previously disclosed in our Form 10-K for the year ended June 30, 2016, we did not achieve Performance Goal #2 in fiscal 2016 but nevertheless we still consider it probable that we will achieve that goal prior to the expiration of the Company’s LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for Performance Goal #2 on a prospective basis, through the expected later vesting date.

At this time, it is considered too early to determine if the Company will achieve additional Performance Goals beyond Performance Goal #2 in fiscal 2017 or 2018. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved and therefore, if any additional restricted shares will vest and if so, additional stock-based compensation expense will be recognized based on the expected vesting period.

Stock-based compensation for the three months ended September 30, 2016 was $102,000 as compared to $151,000 for the three months ended September 30, 2015. The reduction of $49,000, primarily related to lower stock-based compensation expense recognized for service grants that became fully vested as of June 30, 2016.

Results of Operations for the Three Months Ended September 30, 2016, compared to the Three Months Ended September 30, 2015

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

The following table sets forth the total net revenues for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$13,608	86.4%	$12,345	84.5%	$1,263	10.2%
Other related services	2,140	13.6%	2,273	15.5%	(133)	(5.9%)
Total net revenues	$15,748	100.0%	$14,618	100.0%	$1,130	7.7%

The following table sets forth certain information regarding the increases (or decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$9,971	63.3%	$9,313	63.8%	$658	7.1%	166,300	38.4%
Cards and autographs (1)	4,439	28.2%	3,997	27.3%	442	11.1%	(4,200)	(1.0%)
Other (2)	1,338	8.5%	1,308	8.9%	30	2.3%	-	-
	$15,748	100.0%	$14,618	100.0%	$1,130	7.7%	162,100	18.5%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended September 30, 2016, our total service revenues increased by $1,130,000, or 7.7%, to $15,748,000 and was comprised of an increase of $1,263,000 or 10.2%, in authentication and grading fees, partially offset by a decrease of $133,000, or 5.9%, in other related services. The increase in authentication and grading fees was attributable to an $879,000, or 10.1%, increase in coin fees, and a $384,000 or 10.5%, increase in cards and autograph fees.

The net increase in coin authentication and grading fees of $879,000 in the three months ended September 30, 2016 reflected (i) increased world coin fees of $689,000 or 59.7%, which includes a $342,000 or 65% increase in coins fees earned from our operation in China; (ii) increased coin trade show fees of $194,000 or 9.2%, reflecting revenues from one show that straddled the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017; (iii) increased vintage fees of $111,000 or 3.5% and (iv) lower modern coins revenues $115,000 or 5.1% reflecting a 29% increase in the number of modern units authenticated and graded in this year’s first quarter at a lower average service fee, arising from our previously disclosed more competitive and focused marketing programs for our modern coin business, that we introduced in January 2016.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of modern coin and trade show revenues can fluctuate.

Revenues from our trading cards and autographs business continue to show consistent growth. The $442,000 or 11% revenue increase for the quarter (which is inclusive of other related services), represented record quarterly revenues for that business. Moreover, our cards and autographs business has achieved quarter-on-quarter revenue growth in 24 out of the last 25 quarters.

Our coin authentication and grading revenues in the first quarter of the current year, represented approximately 63% of total revenues, as compared to 64% of total revenues in last year’s first quarter, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

The reduction in other related services in the three month ended September 30, 2016 as compared to the same period of the prior year, primarily reflects the previously disclosed decision to eliminate, effective January 2016, the subscriptions fees that we had previously charged customers to access our CoinFacts website in order to enable all dealers and collectors to have free access to this numismatic value added content. We believe that allowing free access to this information will generate more knowledgeable dealers and collectors over time, which should benefit our business and, we expect, will more than offset the short-term reduction in revenues, arising from this decision.

As previously disclosed, our second fiscal quarter is typically our seasonally slowest quarter of the year, in the United States due to the winter holidays. As our revenues in China continue to grow, we may be able to begin to offset the seasonal effect of the holidays in the United States. We have started the second quarter with strong momentum although, it remains uncertain as to the level of revenue growth, if any, the Company will achieve in this year’s second quarter.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Gross profit	$9,610	61.0%	$9,471	64.8%

As indicated in the above table, our gross profit margin as expected, declined to 61.0% for the three months ended September 30, 2016, compared to 64.8% for the three months ended September 30, 2015. That decline reflected the previously disclosed more competitive and focused marketing program for modern coins, that we introduced in January 2016. In addition, the gross profit margin was impacted by higher direct costs incurred in China to increase capacity in anticipation of higher revenues in China, from a new customer contract which we expect will drive significantly higher coin volumes in China, over time. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business. During the three years ended June 30, 2016, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives and travel, depreciation and outside services.

Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Selling and marketing expenses	$2,422	15.4%	$2,169	14.8%

Selling and marketing expenses increased by $253,000 and represented 15.4% of net revenues, in the three months ended September 30, 2016, as compared to 14.8% of net revenues in the three months ended September 30, 2015. The dollar increase primarily reflects (i) increased customer service and business development personnel costs, of $138,000, primarily in Asia, as we continue to grow our China and Hong Kong coin operations and (ii) increased business development travel and trade show costs of $123,000, in support of authentication and grading activities and the growth of our business in Asia.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses.

Set forth is information regarding our G&A expenses in the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
General and administrative expenses	$4,414	28.0%	$4,107	28.1%

G&A expenses increased by $307,000 in the three months ended September 30, 2016, as compared to the same period of fiscal 2016 and represented 28.0% of revenues, in both the three month periods. The dollar increase in G&A expenses in the three months ended September 30, 2016 was comprised of (i) higher on-going legal and litigation related fees of $119,000, (ii) higher payroll costs of $167,000, primarily related to IT personnel in support of our business initiatives and (iii) higher depreciation and amortization costs of $88,000 related to Collectors.com and IT infrastructure equipment. Those increases were partially offset by lower G&A stock-based compensation expense of $38,000 in this year’s first quarter. (See below).

Stock-Based Compensation

As discussed in Note 1, “Stock-Based Compensation Expense” to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended September 30,
Included in:	2016	2015
Cost of authentication, grading and related services	$-	$11
Sales and Marketing expenses	8	8
General administrative expenses	94	132
	$102	$151

See Critical Accounting Policies and Estimates: Restricted Stock Awards for a discussion of the change in stock-based compensation in the three month ended September 30, 2016 as compared to the same period in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $307,000 related to unvested stock-based awards at September 30, 2016 which is expected to be recognized through fiscal year 2019, based on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2019 and the Company will achieve Performance Goal #2 by June 30, 2017. The following amounts (in thousands) do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future, or, (ii) the cost of achieving any additional performance goals under the Company’s LTIP.

Fiscal Year Ending June 30,	Amount
2017 (remaining 9 months)	$153
2018	135
2019	19
$307

Income Tax Expense

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Income tax expense	$1,210	$1,226

The income tax provisions of $1,210,000 and $1,226,000 in the three months ended September 30, 2016 and 2015, respectively, represented estimated annual effective tax rates of approximately 43% and 39%, respectively. The higher effective tax rate in the three months ended September 30, 2016, reflects higher losses at our overseas operations, particularly in China, as we increased capacity there, in the quarter. See Gross Profit above.

Discontinued Operations

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Income (loss) from discontinued operations (net of income taxes)	$(7)	$(12)

The losses from discontinued operations (net of income taxes) for the three months ended September 30, 2016 and 2015, related to accretion expense associated with the Company’s ongoing obligation for the New York City facility, formerly occupied by our discontinued jewelry businesses.

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

At September 30, 2016, we had cash and cash equivalents of approximately $10,344,000, as compared to cash and cash equivalents of $11,967,000 at June 30, 2016.

Cash Flows

Cash Flows from Continuing Operations. During the three months ended September 30, 2016 and 2015, our operating activities from continuing operations generated cash of $2,050,000 and $1,019,000, respectively. That increase in cash provided by operating activities in the three months ended September 30, 2016, despite the reduction in operating income in the quarter, primarily reflects the timing of cash receipts and disbursements for accounts receivable and accrued compensation in this year’s first quarter.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $122,000 and $157,000 in the three months ended September 30, 2016 and 2015, respectively, primarily related to payments of our ongoing obligation associated with the New York facility, formerly occupied by our discontinued jewelry business.

Cash generated by or used in Investing Activities. Investing activities used cash of $567,000 and $407,000 in the three months ended September 30, 2016 and 2015, respectively. In the three months ended September 30, 2016 we used $439,000 for capital expenditures (primarily comprising equipment used in the authentication and grading process and leasehold improvements for our expanded China operation) and $172,000 for capitalized software. In the three months ended September 30, 2015, we used $188,000 for capital expenditures and $202,000 for capitalized software for Collectors.com.

Cash used in Financing Activities. In the three months ended September 30, 2016 and 2015, financing activities used cash of $2,984,000 and $3,046,000 respectively, consisting entirely of cash dividends paid to our stockholders.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2017 (remaining 9 months)	$1,593	$63	$1,530
2018	1,989	87	1,902
2019	1,397	67	1,330
2020	201	-	201
2021	96	-	96
Thereafter	12	-	12
	$5,288	$217	$5,071

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligations in respect of the facility, in New York City, that had formerly been occupied by our discontinued jewelry authentication and grading businesses. The obligation which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2017 (remaining 9 months)	$357
2018	245
$602
Less: Discounted estimated fair value of lease payments	(582)
Accretion expense to be recognized in future periods	$20

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2016, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses and Sources of Cash. We plan to use our cash resources, consisting of available cash and cash equivalent balances, together with internally generated cash flows, (i) to introduce new collectibles related services; for our existing customers and other collectibles customers; (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions should they arise (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations under the facility formerly occupied by our discontinued jewelry business; and (vii) for other general corporate purposes which may include additional repurchases of common stock under our stock buyback program. We may also explore other potential sources of cash, including borrowing and sales of shares. However, there is no assurance that we will be able to obtain borrowings or sell shares on terms acceptance to us or at all.

Recent Accounting Pronouncements

In August 2016, FASB issued Accounting Standards Update No, 2016-15 on Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods thereafter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2016, we had $10,344,000 in cash and cash equivalents, of which, $6,923,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at September 30, 2016 were approximately $1,205,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 that we filed with the SEC on August 30, 2016.

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

COLLECTORS UNIVERSE, INC.

Date:November 2, 2016	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:November 2, 2016	By:	/s/ JOSEPH J. WALLACE
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