Form 10-Q
period 2016-12-31
COLLECTORS UNIVERSE INC
filed 2017-02-02
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2017
Common Stock $.001 Par Value	8,920,998

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2016 and 2015	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Forward-Looking Statements	13
	Our Business	13
	Overview of the Three and Six Months Ended December 31, 2016 Operating Results	14
	Factors That Can Affect Our Operating Results and Financial Position	15
	Critical Accounting Policies and Estimates	17
	Results of Operations for the Three and Six Months Ended December 31, 2016 as compared to the Three and Six Months Ended December 31, 2015	18
	Liquidity and Capital Resources	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II	Other Information
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 (i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,097	$11,967
Accounts receivable, net of allowance of $60 and $35 at December 31, 2016 and June 30, 2016, respectively	4,506	3,883
Inventories, net	2,347	1,835
Prepaid expenses and other current assets	1,188	1,273
Total current assets	18,138	18,958

Property and equipment, net	3,032	2,839
Goodwill	2,083	2,083
Intangible assets, net	1,798	1,762
Deferred income tax assets	2,229	2,229
Other assets	287	240
Non-current assets of discontinued operations	79	79
Total assets	$27,646	$28,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,392	$2,728
Accrued liabilities	2,725	2,491
Accrued compensation and benefits	3,319	3,414
Income taxes payable	1,615	782
Deferred revenue	2,867	2,563
Current liabilities of discontinued operations	624	619
Total current liabilities	13,542	12,597

Deferred rent	337	381
Non-current liabilities of discontinued operations	-	217

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,921 and 8,898 issued and outstanding at December 31, 2016 and June 30, 2016, respectively.	9	9
Additional paid-in capital	80,852	80,642
Accumulated deficit	(67,094)	(65,656)
Total stockholders’ equity	13,767	14,995
Total liabilities and stockholders’ equity	$27,646	$28,190

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$17,862	$12,636	$33,610	$27,254
Cost of revenues	6,475	5,010	12,614	10,156
Gross profit	11,387	7,626	20,996	17,098
Operating expenses:
Selling and marketing expenses	2,327	2,040	4,748	4,209
General and administrative expenses	4,549	3,897	8,963	8,004
Total operating expenses	6,876	5,937	13,711	12,213
Operating income	4,511	1,689	7,285	4,885
Interest income and other expense, net	(96)	(15)	(72)	(42)
Income before provision for income taxes	4,415	1,674	7,213	4,843
Provision for income taxes	1,491	679	2,701	1,906
Income from continuing operations	2,924	995	4,512	2,937
Income (loss) from discontinued operations, net of income taxes	(2)	(6)	(10)	(17)
Net income	$2,922	$989	$4,502	$2,920

Net income per basic share:
Income from continuing operations	$0.34	$0.12	$0.53	$0.35
Income from discontinued operations	-	-	-	-
Net income per basic share	$0.34	$0.12	$0.53	$0.35

Net income per diluted share:
Income from continuing operations	$0.34	$0.12	$0.53	$0.34
Income (loss) from discontinued operations	-	-	-	-
Net income per diluted share	$0.34	$0.12	$0.53	$0.34

Weighted average shares outstanding:
Basic	8,478	8,441	8,476	8,438
Diluted	8,578	8,549	8,569	8,541
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,502	$2,920
Discontinued operations	10	17
Income from continuing operations	4,512	2,937
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	830	699
Stock-based compensation expense	210	291
Provision for bad debts	26	1
Provision for inventory write-down	29	42
Provision for warranty	336	224
Gain on sale of property and equipment	5	(2)
Change in operating assets and liabilities:
Accounts receivable	(650)	362
Inventories	(541)	(188)
Prepaid expenses and other	85	(51)
Other assets	(46)	(141)
Accounts payable and accrued liabilities	(372)	(657)
Accrued compensation and benefits	(95)	(1,724)
Income taxes payable	832	382
Deferred revenue	305	293
Deferred rent	(44)	(28)
Net cash provided by operating activities of continuing operations	5,422	2,440
Net cash used in operating activities of discontinued businesses	(240)	(199)
Net cash provided by operating activities	5,182	2,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	9	9
Capital expenditures	(726)	(292)
Capitalized software	(371)	(371)
Patents and other intangibles	(5)	(26)
Net cash used in investing activities	(1,093)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(5,959)	(6,021)
Net cash used in financing activities	(5,959)	(6,021)

Net decrease in cash and cash equivalents	(1,870)	(4,460)
Cash and cash equivalents at beginning of period	11,967	17,254
Cash and cash equivalents at end of period	$10,097	$12,794

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$1,857	$1,513

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2016, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC (our “Fiscal 2016 10-K”). Amounts related to disclosure of June 30, 2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our authentication and grading services. We recognize revenue from the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our Expos trade show business, we recognize revenue from each show in the period in which the show takes place.

A portion of our net revenues are comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of authentication and grading fees. The balance of the membership fee is recognized over the life of the one year membership on a time-apportioned basis.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2016.

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

Restricted Stock Awards

As previously disclosed, in fiscal 2013, the Compensation Committee of the Board of Directors adopted a Long-Term Incentive Plan (“LTIP”) for the Company’s Chief Executive Officer and Chief Financial Officer, as well as for other selected key management employees (collectively, “Participants”) and currently there are approximately 411,000 unvested restricted shares outstanding under the LTIP. At the time of the adoption of the LTIP, the Compensation Committee established a threshold annual financial performance goal, and four increasingly higher financial performance goals and made the vesting of the LTIP shares conditioned on the Company’s achievement of one or more of those financial performance goals during any fiscal year within a six year period ending on June 30, 2018 (the “Performance Period”). Through fiscal 2015, the Company had achieved the threshold and the first of the other financial performance goals, resulting in the vesting of 25% of the restricted shares that had been granted under the LTIP.

The Company did not achieve any additional financial performance goals in fiscal 2016 and, therefore, no additional restricted shares became vested in fiscal 2016. However, a determination was made that it had become probable the Company would achieve at least the next higher financial performance goal prior to the expiration of the LTIP in fiscal 2018. Therefore, the Company is accruing the remaining stock-based compensation expense for that goal on a prospective basis, through the expected later vesting date.

At this time, it is considered too early to determine if it is probable that the Company will achieve any additional financial goals under the LTIP in fiscal 2017 or 2018. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If it becomes probable that any of the remaining financial performance goals will be achieved, the Company would recognize additional stock-based compensation expense based on the expected vesting dates.

Stock-based compensation in the three and six months ended December 31, 2016 was $108,000 and $210,000, respectively, as compared to $140,000 and $291,000 in the three and six months ended December 31, 2015.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2016 we had cash and cash equivalents totaling approximately $10,097,000, of which approximately $5,176,000 was invested in money market accounts, and the balance of $4,921,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $2,537,000 at December 31, 2016 of which $2,112,000 was in China. We will remit excess cash from China in accordance with Chinese exchange control regulations.

Substantially all of our cash is deposited at two FDIC insured financial institutions. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $6,683,000 at December 31, 2016.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at December 31, 2016 whereas there were none at June 30, 2016. We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $60,000 and $35,000 at December 31, 2016 and June 30, 2016, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and product sales accounted for approximately 68% of our net revenues for six months ended December 31, 2016, and 65% of our net revenues for the six months ended December 31, 2015.

Customers. One of our China coin authentication and grading customers, in the aggregate, accounted for approximately 18% and 11% of our total net revenues in the three and six months ended December 31, 2016, respectively. There were no customers that exceed 10% of revenues in three and six months ended December 31, 2015.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2016 we capitalized approximately $199,000 and $371,000, respectively of software development cost as compared to $169,000 and $371,000 in the three and six months ended December 31, 2015, respectively. In the three and six months ended December 31, 2016, we recorded approximately $116,000 and $220,000, respectively as amortization expense for capitalized software as compared to $63,000 and $104,000 in the three and six months ended December 31, 2015. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

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

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the second quarter of fiscal 2017. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2016	2016
Coins	$453	$437
Other collectibles	338	292
Grading raw materials consumable inventory	2,322	1,845
	3,113	2,574
Less inventory reserve	(766)	(739)
Inventories, net	$2,347	$1,835

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2016	2016
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,851	2,777
Computer software	1,202	1,202
Equipment	5,696	5,134
Furniture and office equipment	1,133	1,116
Leasehold improvements	1,211	1,138
Trading card reference library	52	52
	12,408	11,682
Less accumulated depreciation and amortization	(9,376)	(8,843)
Property and equipment, net	$3,032	$2,839

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2016	2016
Warranty reserves	$1,014	$892
Professional fees	422	484
Other	1,289	1,115
	$2,725	$2,491

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31,
	2016	2015
Warranty reserve beginning of period	$892	$1,492
Provision charged to cost of revenues	336	224
Payments	(214)	(266)
Warranty reserve, end of period	$1,014	$1,450

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining lease obligation in connection with the fiscal 2009 disposal of our jewelry business was $476,000 at December 31, 2016, all of which was classified as a current liability in the accompanying condensed consolidated balance sheet at December 31, 2016.

6.	INCOME TAXES

In the six months ended December 31, 2016 and 2015, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 37% and 39% respectively. The lower estimated annual effective rate in the six months ended December 31, 2016, reflects the release of valuation allowances for prior year losses in China, due to the expectation that all prior year losses in China will be utilized in fiscal 2017.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted average shares outstanding: Basic	8,478	8,441	8,476	8,438
Dilutive effect of restricted shares	100	108	93	103
Weighted average shares outstanding: Diluted	8,578	8,549	8,569	8,541

There were no anti-dilutive unvested restricted shares of common stock that were excluded from the computation of diluted income per share, in the six months ended December 31, 2016, as compared to 30,000 anti-dilutive unvested restricted shares that were excluded from the computation, in the six months ended December 31, 2015.

In addition, approximately 263,000 of unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in the three and six months ended December 31, 2016, respectively, as compared to 261,000 and 256,000 of unvested performance based shares in the three and six months ended December 31, 2015, respectively, because we had not achieved the related performance goals required for those shares to vest.

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

We allocate operating expenses to each service segment based upon each segment’s activity level. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months and six months ended December 31, 2016 and 2015, respectively. Net identifiable assets are provided by business segment as of December 31, 2016 and June 30, 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenues from external customers:
Coins (1)	$12,978	$8,285	$22,950	$17,598
Trading cards and autographs	4,098	3,575	8,537	7,572
Other	786	776	2,123	2,084
Consolidated total revenue	$17,862	$12,636	$33,610	$27,254
Amortization and depreciation:
Coins	$161	$124	$298	$262
Trading cards and autographs	52	57	108	112
Other	121	122	271	219
Total	334	303	677	593
Unallocated amortization and depreciation	76	56	153	106
Consolidated amortization and depreciation	$410	$359	$830	$699
Stock-based compensation:
Coins	$17	$22	$28	$45
Trading cards and autographs	3	3	5	5
Other	1	2	4	4
Total	21	27	37	54
Unallocated stock-based compensation	87	113	173	237
Consolidated stock-based compensation	$108	$140	$210	$291
Operating income:
Coins	$4,796	$2,328	$7,552	$5,601
Trading cards and autographs	922	623	2,003	1,516
Other	125	(222)	420	(5)
Total	5,843	2,729	9,975	7,112
Unallocated operating expenses	(1,332)	(1,040)	(2,690)	(2,227)
Consolidated operating income	$4,511	$1,689	$7,285	$4,885

(1) Includes service revenues of $4.3 million and $5.8 million generated from outside the United States in the three and six months ended December 31, 2016, respectively as compared to $1.1 million and $2.0 million in the three and six months ended December 31, 2015, respectively.

	December 31,	June 30,
	2016	2016
Identifiable Assets:
Coins (2)	$9,414	$7,824
Trading cards and autographs	1,380	1,451
Other	3,261	3,360
Total	14,055	12,635
Unallocated assets (2)	13,591	15,555
Consolidated assets	$27,646	$28,190
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

(2) Includes assets of $6.0 million and $2.9 million outside the United States at December 31 and June 30, 2016, respectively.

9.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2016, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $480,000 and $946,000, respectively, as compared to $188,000 and $1,005,000 for the three and six months ended December 31, 2015. At December 31, 2016, the amount owed to the Company for these services was approximately $142,000, as compared to $92,000 at June 30, 2016.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $167,000 and $406,000 in the three and six months ended December 31, 2016, respectively, as compared to $233,000 and $566,000, respectively, in the same three and six months of fiscal 2016. At December 31, 2016, the amount owed to the Company for these services was approximately $102,000, as compared to $101,000 at June 30, 2016.

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

On January 10, 2017, the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank. The Company is entitled to draw down borrowings under the credit line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and there must be a period of 30 consecutive days each year during which no borrowings may be outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate. The loan agreement governing the credit line contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, and to comply with certain other covenants typical for this type of credit line. Based on the Company’s financial performance for the last 4 quarters ended December 31, 2016, the Company is entitled to borrow $10 million under the credit line.

On January 23, 2017, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a third quarter cash dividend of $0.35 per share of common stock and such dividend will be paid on February 24, 2017 to stockholders of record on February 15, 2017.

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

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2016 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of Three and Six Months ended December 31, 2016 Operating Results

The following table sets forth comparative financial data for the three and six months ended December, 2016 and 2015 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$17,862	100.0%	$12,636	100.0%	$33,610	100.0%	$27,254	100.0%
Cost of Revenues:
Grading authentication and related services	6,475	36.3%	5,010	39.6%	12,614	37.5%	10,156	37.3%

Gross Profit:	11,387	63.7%	7,626	60.4%	20,996	62.5%	17,098	62.7%

Selling and marketing expenses	2,327	13.0%	2,040	16.2%	4,748	14.1%	4,209	15.4%
General & administrative expenses	4,549	25.4%	3,897	30.8%	8,963	26.7%	8,004	29.4%
Operating income	4,511	25.3%	1,689	13.4%	7,285	21.7%	4,885	17.9%
Interest and other income, net	(96)	(0.6% )	(15)	(0.2% )	(72)	(0.2% )	(42)	(0.1% )
Income before provision for income taxes	4,415	24.7%	1,674	13.2%	7,213	21.5%	4,843	17.8%
Provision for income taxes	1,491	8.3%	679	5.3%	2,701	8.1%	1,906	(7.0% )
Income from continuing operations	2,924	16.4%	995	7.9%	4,512	13.4%	2,937	10.8%
Income (loss) from discontinued operations, net of income taxes	(2)	-	(6)	(0.1% )	(10)	-	(17)	(0.1% )
Net income	$2,922	16.4%	$989	7.8%	$4,502	13.4%	$2,920	10.7%
Net income per diluted share:
Income from continuing operations	$0.34		$0.12		$0.53		$0.34
Loss from discontinued operations	-		-		-		-
Net income	$0.34		$0.12		$0.53		$0.34

Grading authentication and related service revenues increased to a quarterly record of $17.9 million and a first-half record of $33.6 million in the three and six months ended December 31, 2016, respectively, as compared to $12.6 million and $27.3 million in the three and six months ended December 31, 2015. These increases in services revenues, of $5.2 million, or 41%, in the second quarter and $6.4 million, or 23%, in the first six months of this fiscal year were attributable to coin increases of $4.7 million or 57% in the second quarter and $5.4 million or 30% in the first six months, respectively, and card and autograph increases $0.5 million or 15% in the second quarter and $1.0 million or 13% in the first six months. Contributing to the coin revenue increases were increased China revenues of $3.1 million or 547% and $3.5 million or 317% in the second quarter and first half of the current year, respectively. See Net Revenues below.

Operating income increased to a quarterly record of $4.5 million and a first half record of $7.3 million in the three and six months ended December 31, 2016, respectively, as compared to $1.7 million and $4.9 million in the three and six months ended December 31, 2015. The increase in operating income primarily reflects the increased revenues generated in this year’s second quarter.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2016, are described in more detail below. See “Factors that Can Affect our operating Results and Financial Position” and “Results of Operations for the Three and Six Months Ended December 31, 2016, as compared to the Three and Six Months Ended December 31, 2015”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 91% and 89% of our service revenues in the three and six months ended December 31, 2016, respectively. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading and revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Furthermore, we have experienced a significant increase in world coin authentication and grading revenues, primarily in China, in the first half of fiscal 2017. That increase in China is primarily attributed to the previously announced Guojin contract (a multi-year services agreement for the provision of coin grading services to Guojin in China). The levels of future revenues that we will generate from this contract are dependent upon the success of Guojin’s coin marketing programs in the banking channels in China. Therefore, there may be volatility in the level of world coin revenues on a quarterly basis depending upon the level of submissions from Guojin and specifically in our third fiscal quarter due to the Chinese New Year holidays that occur in that quarter.

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

One of our coin authentication and grading customers accounted, in the aggregate, for approximately 18% and 11% of our total net revenues in the three and six months ended December 31, 2016, respectively. In addition, our top five customers accounted, in the aggregate, for approximately 30% and 22% of our total revenues in the three and six months ended December 31, 2016, respectively. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins, trading cards and autographs that we authenticated and graded in the three and six months ended December 31, 2016 and 2015, and their estimated values, which are the amounts at which those coins and trading cards were declared for insurance purposes by the dealers and collectors who submitted them to us for grading and authentication:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2016		2015		2016		2015
Coins	919,100	68.8%	443,700	53.2%	457,733	91.0%	$430,465	92.1%
Trading cards and autographs (1)	417,500	31.2%	390,600	46.8%	45,242	9.0%	36,722	7.9%
Total	1,336,600	100.0%	834,300	100.0%	502,975	100.0%	$467,187	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2016		2015		2016		2015
Coins	1,518,400	64.0%	877,200	51.4%	1,041,768	88.8%	$974,977	92.5%
Trading cards and autographs (1)	854,300	36.0%	831,000	48.6%	131,878	11.2%	79,570	7.5%
Total	2,372,700	100.0%	1,708,200	100.0%	1,173,646	100.0%	$1,054,547	100.0%

(1)     Consists of trading card units authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and business confidence.

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

In addition to the operating performances of our businesses, and in particular our coin authentication and grading business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. In addition, our financial position is impacted by the Company’s tax position. As previously disclosed, the Company has fully utilized all of its federal net operating loss carry forwards and other tax attributes, and therefore we pay federal income taxes at a rate of approximately 35% of taxable income on an annual basis. The Company continues to have net operating losses and other tax credits available for state income tax purposes in California, which should allow us to pay taxes at minimum levels in California for the foreseeable future.

As discussed, in note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, in January 2017 the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank. The Company is entitled to draw down borrowings under the credit line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and there must be a period of 30 consecutive days each year during which no borrowings may be outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate. We intend to use borrowing under the credit line for working capital and other general corporate purposes. Based on the Company’s financial performance for the last 4 quarters ended December 31, 2016, the Company is entitled to borrow $10 million under the credit line. See “Liquidity and Capital Resources—Future Sources of Cash” below for additional information regarding the credit line.

We currently expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line will be sufficient to fund our continuing operations at least through the end of fiscal 2017.

Critical Accounting Policies and Estimates

During the six months ended December 31, 2016 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2016. Readers of this report are urged to read that Section of the Annual Report for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

Restricted Stock Awards

As previously disclosed, in fiscal 2013, the Compensation Committee of the Board of Directors adopted a Long-Term Incentive Plan (“LTIP”) for the Company’s Chief Executive Officer and Chief Financial Officer, as well as for other selected key management employees (collectively, “Participants”) and currently there are approximately 411,000 unvested restricted shares outstanding under that LTIP. At the time of the adoption of the LTIP, the Compensation Committee established a threshold annual financial performance goal, and four increasingly higher financial performance goals and made the vesting of the LTIP shares conditioned on the Company’s achievement of one or more of those annual financial performance goals prior to the expiration of the LTIP on June 30, 2018. Through fiscal 2015, the Company had achieved the threshold and the first of the other financial performance goals, resulting in the vesting of 25% of the restricted shares that had been granted under the LTIP.

The Company did not achieve any additional financial performance goals in fiscal 2016 and, therefore, no additional restricted shares became vested in fiscal 2016. However, a determination was made that it had become probable the Company would achieve at least the next higher financial performance goal prior to the expiration of the LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for that goal on a prospective basis, through the expected later vesting date.

At this time, it is considered too early to determine if it is probable that the Company will achieve any additional financial performance goals under the LTIP in fiscal 2017 or 2018. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If it does become probable, then the Company would recognize additional stock-based compensation expense in respect of the shares that will become vested as a result of the achievement of the additional financial performance goal or goals based on the expected vesting dates of those shares and, consistent with prior periods, there would be a catch-up expense required to be recognized for prior services from the grant date of those shares to the date such vesting becomes probable.

Stock-based compensation for the three and six months ended December 31, 2016 was $108,000 and $210,000 as compared to $140,000 and $291,000 for the three and six months ended December 31, 2015. The reductions of $32,000 and $81,000, primarily related to lower stock-based compensation expense recognized for service grants that became fully vested as of June 30, 2016.

Results of Operations for the Three and Six Months Ended December 31, 2016 as compared to the Three and Six Months Ended December 31, 2015

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), CoinFacts and Collectors Club; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following table sets forth the information regarding our net revenues for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$16,260	91.0%	$10,933	86.5%	$5,327	48.7%
Other related services	1,602	9.0%	1,703	13.5%	(101)	(5.9%)
Total service revenues	$17,862	100.0%	$12,636	100.0%	$5,226	41.4%

	Six Months Ended December 31,
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$29,868	88.9%	$23,278	85.4%	$6,590	28.3%
Other related services	3,742	11.1%	3,976	14.6%	(234)	(5.9% )
Total net revenues	$33,610	100.0%	$27,254	100.0%	$6,356	23.3%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,
					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$12,978	72.7%	$8,285	65.6%	$4,693	56.6%	475	107.1%
Cards and autographs (1)	4,098	22.9%	3,575	28.3%	523	14.6%	27	6.9%
Other (2)	786	4.4%	776	6.1%	10	1.3%	-	-
	$17,862	100.0%	$12,636	100.0%	$5,226	41.4%	502	60.2%

	Six Months Ended December 31,
					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$22,950	68.3%	$17,598	64.6%	$5,352	30.4%	641	73.1%
Cards and autographs (1)	8,537	25.4%	7,572	27.8%	965	12.7%	23	2.8%
Other (2)	2,123	6.3%	2,084	7.6%	39	1.9%	-	-
	$33,610	100.0%	$27,254	100.0%	$6,356	23.3%	664	38.9%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended December 31, 2016, our total service revenues increased by $5,226,000, or 41.4%, to a quarterly record of $17,862,000. That increase was attributable to a $5,327,000, or 48.7%, increase in authentication and grading fees partially offset by a decrease of $101,000, or 5.9%, in other related services. The increase in authentication and grading fees was attributable to a $4,833,000, or 62.8%, increase in coin fees and a $494,000, or 15.2%, increase in cards and autograph fees.

For the six months ended December 31, 2016, our total service revenues increased by $6,356,000 or 23.3%, to a first half record of $33,610,000. That increase was attributable to a $6,590,000, or 28.3%, increase in authentication and grading fees, partially offset by a decrease of $234,000, or 5.9%, in other related services. The increase in authentication and grading fees was attributable to a $5,712,000, or 34.9% increase in coin fees and an $878,000, or 12.7%, increase in cards and autograph fees.

The reductions in other related services in the three and six month ended December 31, 2016 reflects the previously disclosed decision to eliminate, effective January 2016, the subscription fee previously charged for access to our CoinFacts website.

The increases in coin authentication and grading fees in the second quarter and six months ended December 31, 2016 led to record coin fees for both those periods and reflected (i) higher world coin fees of $3,127,000 or 227.7% in the second quarter and $3,814,000 or 150.9% in the six months, primarily attributable to higher fees generated in China from the previously announced Guojin multi-year contract (ii) higher modern fees of $915,000 or 51.3% in the second quarter and $801,000 or 19.7% in the six months (iii) higher vintage coin fees of $664,000 or 22.5% in the second quarter and $775,000 or 12.7% in the six months, and (iv) increased coin trade show revenues of $128,000 or 8.1% in the second quarter and $322,000 or 8.7% in the six months. The increases in modern, vintage and trade shows reflected generally higher U.S. submissions, primarily in the second quarter.

Due to the increase in our coin authentication and grading revenues in the first half of the year, our coin business represented approximately 68% of total service revenues in the first half of the current year, as compared to 65% of total service revenues for the same period of the prior year, and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin revenues can be volatile.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 14.6% in the second quarter, and 12.7% in the first half of the year and represented record second quarter and first half revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 25 of the last 26 quarters.

As previously disclosed, our third fiscal quarter is typically our seasonally strongest quarter of the year, due to the release of Gold and Silver Eagles by the US Mint in that quarter. To stimulate increased demand for our services, effective January 1, 2016, the Company implemented more competitive programs for our modern coin business, which we expect will continue to drive submissions in calendar 2017. In addition, as discussed above, there was a significant increase in revenues generated in China in this year’s second quarter attributable to the Guojin contract. Therefore, our third quarter revenues will be impacted by the level of revenues generated from that contract, which in turn are dependent on the success of Guojin’s marketing programs in the banking channels in China and the impact of Chinese New Year holidays that occur in the third quarter. However, it is too early to determine the impact of these programs and other market conditions on the level of revenues that we will generate in the third quarter and the second half of fiscal 2017.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$11,387	63.7%	$7,626	60.4%	$20,996	62.5%	$17,098	62.8%

As indicated in the above table, our services gross profit margin was 63.7% and 62.5% for the three and six months ended December 31, 2016, respectively, as compared to 60.4% and 62.8% for the three and six months ended December 31, 2015. The higher gross profit margin that arose in this year’s second quarter was related to our coins and card and autograph businesses. The higher coin gross profit margin reflects the mix of coin revenues and the higher overall level of coin revenues in the quarter, due to certain of our direct cost being relatively fixed in nature. In addition, due to the significantly higher revenues earned in China in the second quarter, the gross profit margin for our China operations improved and reflects, we believe, a more normalized coin gross profit margin for that business. The higher gross profit margin for our cards and autographs business reflects improving average service fees earned in that business. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue in any quarter and the seasonality of our business that can impact the level of revenues generated in any given quarter. During the three years ended June 30, 2016, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs (including costs associated with Collectors.com), trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Selling and marketing expenses	$2,327	$2,040	$4,748	$4,209
Percent of net revenue	13.0%	16.2%	14.1%	15.4%

As indicated in the above table, selling and marketing expenses declined to 13.0% and 14.1% of net revenues in the three and six months ended December 31, 2016, respectively, as compared to 16.2% and 15.4% in the same respective periods of the prior year. In absolute dollars, selling and marketing expenses increased by $287,000 and $539,000 in the three and six months ended December 31, 2016, respectively, as compared to the same respective periods of the prior year and was primarily due to (i) increased marketing and business development payroll and incentive costs, of $319,000 and $457,000, respectively, attributable to the growth of our China and Hong Kong coin operations and in the U.S., in support of our U.S. general marketing activities and (ii) increased trade show and travel costs of $137,000 and $262,000, respectively in support of trade show grading activities and the growth of our business in China and Hong Kong. These increases were partially offset by a reduction in promotional costs for Collectors.com in the second quarter and six months ended December 31, 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses, and G&A expenses of Collectors.com. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2016 and 2015, (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
General and administrative expenses	$4,549	$3,897	$8,963	$8,004
Percent of net revenue	25.4%	30.8%	26.7%	29.4%

As indicated in the above tables, G&A expenses declined to 25.4% and 26.7% of revenues in the three and six months ended December 31, 2016, respectively, as compared to 30.8% and 29.4% in the same respective period of the prior year. In absolute dollars, G&A expenses increased by $652,000 and $959,000 in the three and six months ended December 31, 2016, respectively, as compared to the same periods of fiscal 2016 and primarily reflected (i) higher G&A bonuses and incentives of $562,000 and $547,000, respectively, primarily based on the improved operating performance of our businesses in the second quarter (ii) higher on-going legal and litigation related expenses of $115,000 and $234,000, respectively, and (iii) higher depreciation and amortization costs of $48,000 and $136,000, respectively, related to Collectors.com and IT infrastructure equipment.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2016	2015	2016	2015
Cost of authentication, grading and related services	-	$11	-	$22
Selling and marketing expenses	14	8	21	16
General and administrative expenses	94	121	189	253
	108	$140	210	$291

See Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Awards for further discussion of stock-based compensation in the three and six months ended December 31, 2016 as compared to the same periods in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $678,000 related to unvested stock-based awards at December 31, 2016 and represents the expense expected to be recognized through fiscal year 2020, on the assumptions that the holders of the equity awards will remain in the Company’s service through fiscal 2020 and the Company will achieve the next financial performance goal under the LTIP by June 30, 2017. The amounts do not include the costs or effects of (i) possible grant of additional stock-based compensation awards in the future or, (ii) the cost of achieving any additional financial performance goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2017 (remaining 6 months)	$239
2018	321
2019	89
2020	29
$678

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In Thousands)
Provision for income taxes	$1,491	$679	$2,701	$1,906

The income tax provisions in the three and six months ended December 31, 2016, were determined based on estimated annual effective tax rates of approximately 34% and 37%, respectively, as compared to 41% and 39% in the three and six months ended December 31, 2015, respectively. The current year provisions reflect the release of valuation allowances for prior year losses in China due to the expectation that all prior year losses in China will be utilized in fiscal 2017. In addition, our annual effective tax rates assume the repatriation of foreign earnings.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In Thousands)
Loss from discontinued operations, net of income taxes	$(2)	$(6)	$(10)	$(17)

The losses from discontinued operations (net of income taxes) for both the three and six months ended December 31, 2016 and 2015, were due to accretion expense associated with the Company’s ongoing obligations for the New York City facility, formerly occupied by our discontinued jewelry businesses.

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

At December 31, 2016, we had cash and cash equivalents of approximately $10,097,000, as compared to cash and cash equivalents of $11,967,000 at June 30, 2016.

Cash Flows

Cash Flows from Continuing Operations. During the six months ended December 31, 2016 and 2015, our operating activities from continuing operations generated cash of $5,422,000 and $2,440,000, respectively. The higher cash provided by operating activities in the six months ended December 31, 2016, primarily reflects the improved operating performance of our businesses as adjusted for changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $240,000 and $199,000 in the six months ended December 31, 2016 and 2015, respectively, primarily related to payments for our ongoing obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash generated or used by Investing Activities. Investing activities used cash of $1,093,000 and $680,000 in the six months ended December 31, 2016 and 2015, respectively. In the six months ended December 31, 2016 we used $726,000 for capital expenditures and $371,000 for capitalized software. In the six months ended December 31, 2015, we used $292,000 for capital expenditures, and $371,000 for capitalized software.

Cash used in Financing Activities. In the six months ended December 31, 2016 and 2015, financing activities used cash of $5,959,000 and $ 6,021,000, respectively, to fund cash dividends paid to our stockholders.

Outstanding Financial Obligations

Continuing Operations. The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2017(remaining 6 months)	$1,059	$42	$1,017
2018	1,998	87	1,911
2019	1,386	67	1,319
2020	196	-	196
2021	91	-	91
Thereafter	12	-	12
	$4,742	$196	$4,546

Discontinued Operations. At December 31, 2015, one of the facility obligations, related to our discontinued jewelry businesses, expired. The following table sets forth our expected remaining minimum base payment obligation in respect of the remaining facility. The obligation, which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2017(remaining 6 months)	$245
2018	244
$489
Less: Discounted estimated fair value of lease payments	(476)
Accretion expense to be recognized in future periods	$13

With the exception of facility obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt, capital leases or purchase obligations.

Dividends. We paid dividends of $5,959,000 and $6,021,000 in the six months ended December 31, 2016 and 2015, respectively and our current dividend policy calls for us to pay quarterly cash dividends of $0.35 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.40 per common share.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2016, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Sources and Uses of Cash.

New Credit Line. As discussed under note 11 to the condensed consolidation financial statements contained elsewhere in the Quarterly Report, on January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

The loan agreement governing the Credit Line (the “Loan Agreement”) provides for the Company to make interest-only payments on outstanding borrowings until the maturity date of January 10, 2020, when any outstanding borrowings must be repaid together with any accrued but unpaid interest. Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company will be required to pay a quarterly used commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million. Based on the Company’s financial performance for the 4 quarters ended December 31, 2016, the Company is entitled to borrow $10 million under the credit line.

The foregoing description of the Credit Line is not intended to be complete and is qualified in its entirety by reference to the Loan Agreement. A copy of the Loan Agreement, as amended, and a related Promissory Note, as amended, were attached as Exhibits 10.98 and 10.99, respectively, to our Current Report dated January 10, 2017, which we filed with the SEC on January 13, 2017.

Based on the Company’s financial performance for the last 4 quarters ended December 31, 2016, the Company is entitled to borrow $10 million under the credit line.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowing (if any) under our line of credit, (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations for the facility formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to raise additional capital on terms acceptable to us, if at all.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2016, we had $10,097,000 in cash and cash equivalents, of which, $5,176,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at December 31, 2016 were approximately $2,537,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date:February 2, 2017	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:February 2, 2017	By:	/s/ JOSEPH J. WALLACE
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