Form 10-Q
period 2017-03-31
COLLECTORS UNIVERSE INC
filed 2017-05-03
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).     Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstandizng as of April 30, 2017
Common Stock $.001 Par Value	8,920,998

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 –  FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,836	$11,967
Accounts receivable, net of allowance of $64 and $35 at March 31, 2017 and June 30, 2016, respectively	3,887	3,883
Inventories, net	2,853	1,835
Prepaid expenses and other current assets	1,597	1,273
Total current assets	19,173	18,958

Property and equipment, net	2,953	2,839
Goodwill	2,083	2,083
Intangible assets, net	2,009	1,762
Deferred income tax assets	2,229	2,229
Other assets	412	240
Non-current assets of discontinued operations	79	79
Total assets	$28,938	$28,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,047	$2,728
Accrued liabilities	2,326	2,491
Accrued compensation and benefits	3,817	3,414
Income taxes payable	2,034	782
Deferred revenue	3,008	2,563
Current liabilities of discontinued operations	522	619
Total current liabilities	14,754	12,597

Deferred rent	308	381
Non-current liabilities of discontinued operations	-	217

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,921 and 8,898 issued and outstanding at March 31, 2017 and June 30, 2016, respectively.	9	9
Additional paid-in capital	80,972	80,642
Accumulated deficit	(67,105)	(65,656)
Total stockholders’ equity	13,876	14,995
Total liabilities and stockholders’ equity	$28,938	$28,190

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues	$18,596	$17,329	$52,206	$44,583
Cost of revenues	7,365	6,288	19,979	16,444
Gross profit	11,231	11,041	32,227	28,139
Operating expenses:
Selling and marketing expenses	2,210	2,132	6,959	6,341
General and administrative expenses	4,312	4,504	13,274	12,508
Total operating expenses	6,522	6,636	20,233	18,849
Operating income	4,709	4,405	11,994	9,290
Interest income and other expense, net	13	3	(59)	(39)
Income before provision for income taxes	4,722	4,408	11,935	9,251
Provision for income taxes	1,765	1,695	4,467	3,600
Income from continuing operations	2,957	2,713	7,468	5,651
Income (loss) from discontinued operations, net of income taxes	6	65	(3)	47
Net income	$2,963	$2,778	$7,465	$5,698

Net income per basic share:
Income from continuing operations	$0.35	$0.32	$0.88	$0.67
Income from discontinued operations	-	0.01	-	-
Net income per basic share	$0.35	$0.33	$0.88	$0.67

Net income per diluted share:
Income from continuing operations	$0.35	$0.32	$0.87	$0.66
Income from discontinued operations	-	-	-	0.01

Net income per diluted share	$0.35	$0.32	$0.87	$0.67

Weighted average shares outstanding:
Basic	8,482	8,447	8,478	8,441
Diluted	8,569	8,549	8,569	8,544
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,465	$5,698
Discontinued operations	3	(47)
Income from continuing operations	7,468	5,651
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,243	1,094
Stock-based compensation expense	330	449
Provision for bad debts	32	5
Provision for inventory write-down	32	46
Provision for warranty	506	(293)
Gain on sale of property and equipment	5	(2)
Change in operating assets and liabilities:
Accounts receivable	(36)	(1,213)
Inventories	(1,050)	(262)
Prepaid expenses and other	(323)	(313)
Other assets	(172)	(31)
Accounts payable and accrued liabilities	(286)	47
Accrued compensation and benefits	402	(960)
Income taxes payable	1,252	2,020
Deferred revenue	445	109
Deferred rent	(73)	(15)
Net cash provided by operating activities of continuing operations	9,775	6,332
Net cash used in operating activities of discontinued businesses	(379)	(331)
Net cash provided by operating activities	9,396	6,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	53	49
Capital expenditures	(919)	(1,113)
Capitalized software	(723)	(615)
Patents and other intangibles	(5)	(4)
Net cash used in investing activities	(1,594)	(1,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(8,933)	(8,991)
Net cash used in financing activities	(8,933)	(8,991)

Net decrease in cash and cash equivalents	(1,131)	(4,673)
Cash and cash equivalents at beginning of period	11,967	17,254
Cash and cash equivalents at end of period	$10,836	$12,581

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-
Income taxes paid during the period	$2,934	$1,609

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At March 31, 2017, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC (our “Fiscal 2016 10-K”). Amounts related to disclosure of June 30, 2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2017.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair values of the awards. For performance-based equity grants with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve the financial performance goals.

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

At this time, it is not considered probable that the Company will achieve any of the remaining financial goals under the LTIP in fiscal 2017 or 2018. We will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If it becomes probable that any of the remaining financial performance goals will be achieved, the Company would recognize additional stock-based compensation expense based on the expected vesting dates.

Stock-based compensation in the three and nine months ended March 31, 2017 was $119,000 and $330,000, respectively, as compared to $159,000 and $449,000, respectively, in the three and nine months ended March 31, 2016.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2017 we had cash and cash equivalents totaling approximately $10,836,000, of which approximately $6,566,000 was invested in money market accounts, and the balance of $4,270,000 was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,818,000 at March 31, 2017 of which $1,414,000 was in China. We will remit excess cash from China in accordance with Chinese exchange control regulations.

Substantially all of our cash is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $8,357,000 at March 31, 2017.

New Credit Line. On January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company will be required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million. The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. There were no borrowings under the line of credit at March 31, 2017.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at March 31, 2017 whereas there were no customer accounts receivable balances that exceeded 10% at June 30, 2016. We perform an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $64,000 and $35,000 at March 31, 2017 and June 30, 2016, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 69% of our net revenues for nine months ended March 31, 2017, as compared to 66% of our net revenues for the nine months ended March 31, 2016.

Customers. Five of our customers, in the aggregate accounted for approximately 20% and 14% of our net revenues in the nine months ended March 31, 2017 and 2016, respectively.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2017 we capitalized approximately $352,000 and $723,000, respectively, of software development costs as compared to $245,000 and $615,000 in the three and nine months ended March 31, 2016, respectively. In the three and nine months ended March 31, 2017, we recorded approximately $122,000 and $342,000, respectively, as amortization expense for capitalized software as compared to $64,000 and $168,000, respectively, in the three and nine months ended March 31, 2016. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements and deemed it appropriate to reduce our warranty reserve to $869,000 at March 31, 2016, which reduced the warranty expense recognized in the three and nine months ended March 31, 2016 by $656,000. (See note 4 below).

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the third quarter of fiscal 2017. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	June 30,
	2017	2016
Coins	$459	$437
Other collectibles	446	292
Grading raw materials consumable inventory	2,717	1,845
	3,622	2,574
Less inventory reserve	(769)	(739)
Inventories, net	$2,853	$1,835

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2017	2016
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,875	2,777
Computer software	1,224	1,202
Equipment	5,798	5,134
Furniture and office equipment	1,145	1,116
Leasehold improvements	1,244	1,138
Trading card reference library	52	52
	12,601	11,682
Less accumulated depreciation and amortization	(9,648)	(8,843)
Property and equipment, net	$2,953	$2,839

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2017	2016
Warranty reserves	$1,130	$892
Professional fees	348	484
Other	848	1,115
	$2,326	$2,491

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31,
	2017	2016
Warranty reserve beginning of period	$892	$1,492
Provision charged to cost of revenues	506	363
Change in Estimate	-	(656)
Payments	(268)	(330)
Warranty reserve, end of period	$1,130	$869

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the Company’s jewelry and currency grading businesses, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining lease obligation in connection with the fiscal 2009 disposal of our jewelry businesses was $359,000 at March 31, 2017, all of which was classified as a current liability in the accompanying condensed consolidated balance sheet at March 31, 2017.

6.	INCOME TAXES

In the nine months ended March 31, 2017 and 2016, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 37% and 39% respectively. The lower estimated annual effective rate in the nine months ended March 31, 2017, reflects the release of valuation allowances for prior year losses in China, due to the expectation that all prior year losses in China will be utilized in fiscal 2017 which reduced this year’s rate by approximately 2%. In addition, our annual effective tax rates assume the repatriation of foreign earnings.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average shares outstanding: Basic	8,482	8,447	8,478	8,441
Dilutive effect of restricted shares	87	102	91	103
Weighted average shares outstanding: Diluted	8,569	8,549	8,569	8,544

     A total of 10,000 and 5,000 unvested restricted shares of common stock were excluded from the computation of diluted income per share, in the three and nine months ended March 31, 2017, respectively, as compared to 24,000 anti-dilutive unvested restricted shares that were excluded from the computation, in the three months ended March 31, 2016.

In addition, approximately 254,000 and 260,000 of unvested performance-based restricted shares of common stock were excluded from the computation of diluted earnings per share in the three and nine months ended March 31, 2017, respectively, as compared to 279,000 and 264,000 of unvested performance based shares in the three and nine months ended March 31, 2016, respectively, because we had not achieved the related performance goals required for those shares to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) external revenues, (ii) amortization and depreciation, (iii) stock-based compensation expense, and (iv) operating income for the three months and nine months ended March 31, 2017 and 2016, respectively. Net identifiable assets are provided by business segment as of March 31, 2017 and June 30, 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenues from external customers:
Coins (1)	$12,825	$11,992	$35,776	$29,590
Trading cards and autographs	4,427	4,005	12,965	11,576
Other	1,344	1,332	3,465	3,417
Consolidated total revenue	$18,596	$17,329	$52,206	$44,583
Amortization and depreciation:
Coins	$163	$118	$461	$381
Trading cards and autographs	51	57	159	169
Other	127	125	398	344
Total	341	300	1,018	894
Unallocated amortization and depreciation	73	94	225	200
Consolidated amortization and depreciation	$414	$394	$1,243	$1,094
Stock-based compensation:
Coins	$28	$22	$56	$67
Trading cards and autographs	3	3	8	8
Other	2	2	6	5
Total	33	27	70	80
Unallocated stock-based compensation	86	132	260	369
Consolidated stock-based compensation	$119	$159	$330	$449
Operating income:
Coins	$4,481	$4,516	$12,033	$10,117
Trading cards and autographs	1,006	906	3,008	2,422
Other	388	62	808	57
Total	5,875	5,484	15,849	12,596
Unallocated operating expenses	(1,166)	(1,079)	(3,855)	(3,306)
Consolidated operating income	$4,709	$4,405	$11,994	$9,290

(1) Includes service revenues of $1.3 million and $7.0 million generated from outside the United States in the three and nine months ended March 31, 2017, respectively as compared to $1.4 million and $3.4 million in the three and nine months ended March 31, 2016, respectively.

	March 31,	June 30,
	2017	2016
Identifiable Assets:
Coins (2)	$9,560	$7,824
Trading cards and autographs	1,291	1,451
Other	3,326	3,360
Total	14,177	12,635
Unallocated assets (2)	14,761	15,555
Consolidated assets	$28,938	$28,190
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

(2) Includes assets of $4.0 million and $2.9 million outside the United States at March 31, 2017 and June 30, 2016, respectively.

9.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2017, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $665,000 and $1,611,000, respectively, as compared to $552,000 and $1,557,000 for the three and nine months ended March 31, 2016, respectively. At March 31, 2017, the amount owed to the Company by that person for these services was approximately $150,000, as compared to $92,000 at June 30, 2016.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $354,000 and $760,000 in the three and nine months ended March 31, 2017, respectively, as compared to $378,000 and $944,000, respectively, in the same three and nine months of fiscal 2016. At March 31, 2017, there was no amount owed to the Company for these services, as compared to $101,000 at June 30, 2016.

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

On April 24, 2017, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a fourth quarter cash dividend of $0.35 per share of common stock which will be paid on May 26, 2017 to stockholders of record on May 17, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Fiscal 2016 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2016, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

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

Overview of Three and Nine Months ended March 31, 2017 Operating Results

The following table sets forth comparative financial data for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$18,596	100.0%	$17,329	100.0%	$52,206	100.0%	$44,583	100.0%
Cost of Revenues:
Grading authentication and related services	7,365	39.6%	6,288	36.3%	19,979	38.3%	16,444	36.9%

Gross Profit:	11,231	60.4%	11,041	63.7%	32,227	61.7%	28,139	63.1%

Selling and marketing expenses	2,210	11.9%	2,132	12.3%	6,959	13.3%	6,341	14.2%
General & administrative expenses	4,312	23.2%	4,504	26.0%	13,274	25.4%	12,508	28.1%
Operating income	4,709	25.3%	4,405	25.4%	11,994	23.0%	9,290	20.8%
Interest and other income, net	13	0.1%	3	-	(59)	(0.1%)	(39)	(0.1%)
Income before provision for income taxes	4,722	25.4%	4,408	25.4%	11,935	22.9%	9,251	20.7%
Provision for income taxes	1,765	9.5%	1,695	9.7%	4,467	8.6%	3,600	8.0%
Income from continuing operations	2,957	15.9%	2,713	15.7%	7,468	14.3%	5,651	12.7%
Income (loss) from discontinued operations, net of income taxes	6	-	65	0.3%	(3)	-	47	0.1%
Net income	$2,963	15.9%	$2,778	16.0%	$7,465	14.3%	$5,698	12.8%
Net income per diluted share:
Income from continuing operations	$0.35		$0.32		$0.87		$0.66
Loss from discontinued operations	-		-		-		0.01
Net income	$0.35		$0.32		$0.87		$0.67

Grading authentication and related service revenues increased $1.3 million or 7% to a quarterly record of $18.6 million and by $7.6 million or 17% to a nine month record of $52.2 million in the three and nine months ended March 31, 2017, respectively, as compared to the same respective periods of the prior year. These increases in services revenues were attributable to (i) coin increases of $0.8 million or 7% in the third quarter and $6.2 million or 21% in the nine months and (ii) card and autograph increases $0.4 million or 11% in the third quarter and $1.4 million or 12% in the nine months. See Net Revenues below.

Due primarily to these revenue increases, operating income increased to a quarterly record of $4.7 million and a nine month record of $12.0 million in the three and nine months ended March 31, 2017, respectively, as compared to $4.4 million and $9.3 million in the three and nine months ended March 31, 2016. Operating income in the three and nine months ended March 31, 2016 included the previously disclosed warranty benefit of $0.7 million.

These, as well as other factors affecting our operating results in the three and nine months ended March 31, 2017, are described in more detail below. See “Factors that Can Affect our operating Results and Financial Position” and “Results of Operations for the Three and Nine Months Ended March 31, 2017, as compared to the Three and Nine Months Ended March 31, 2016”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 89% of our service revenues in the three and nine months ended March 31, 2017. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Furthermore, we have achieved a significant increase in world coin authentication and grading revenues, mainly in China, in the nine months ended March 31, 2017, primarily attributable to the previously announced multi-year agreement with a customer that markets collectible coins to the banking channels in China. The levels of future revenues that we will generate from this contract are dependent upon the success of our customer’s coin marketing programs, which could lead to volatility in the level of world coin revenues we are able to generate on a quarterly basis. Additionally, in our third fiscal quarter the level of revenues generated in China can be impacted by the Chinese New Year holidays that occur in that quarter.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” coins and trading cards, and modern coins and trading cards, as vintage or classic collectibles generally are of significantly higher value than modern coins and trading cards; and justify a higher average service fee and (iv) the volume and timing of marketing programs for modern coins. Furthermore, because a significant proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Our top five customers accounted, in the aggregate, for approximately 19% and 20% of our total revenues in the three and nine months ended March 31, 2017, respectively. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three and nine months ended March 31, 2017 and 2016, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2017		2016		2017		2016
Coins	828,000	65.0%	815,100	65.1%	$557,419	89.9%	$476,104	88.7%
Trading cards and autographs (1)	445,600	35.0%	437,300	34.9%	62,361	10.1%	60,838	11.3%
Total	1,273,600	100.0%	1,252,400	100.0%	$619,780	100.0%	$536,942	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2017		2016		2017		2016
Coins	2,346,500	64.4%	1,692,300	57.2%	$1,599,187	89.2%	$1,451,081	91.2%
Trading cards and autographs (1)	1,299,900	35.6%	1,268,300	42.8%	194,239	10.8%	140,408	8.8%
Total	3,646,400	100.0%	2,960,600	100.0%	$1,793,426	100.0%	$1,591,489	100.0%

(1)    Consists of trading cards authenticated and graded by our PSA trading card authentication and grading business and autographs certified by our PSA/DNA autograph authentication and grading business.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and in business confidence.

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

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Future Sources of Cash” below, in January 2017 the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank.

We currently expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line will be sufficient to fund our continuing operations at least through the end of March 2018.

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2017 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2016 10-K. Readers of this report are urged to read that Section of the Fiscal 2016 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Goodwill

We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, in accordance with Accounting Standards Update No. 2011-08, we consider qualitative factors, and where determined necessary, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we apply a discounted cash flow model or an income approach in determining a fair value that is used to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. However, if the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill would be required.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value of the awards. For performance-based equity grants with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve one or more of the financial performance goals.

Restricted Stock Awards

As previously disclosed, in fiscal 2013, the Compensation Committee of the Board of Directors adopted a Long-Term Incentive Plan (“LTIP”) for the Company’s Chief Executive Officer and Chief Financial Officer, as well as for other selected key management employees (collectively, “Participants”). Currently, there are approximately 411,000 unvested restricted shares outstanding under that LTIP. At the time of the adoption of the LTIP, the Compensation Committee established a threshold annual financial performance goal and four increasingly higher financial performance goals and made the vesting of the LTIP shares conditioned on the Company’s achievement of one or more of those annual financial performance goals prior to the expiration of the LTIP on June 30, 2018. Through fiscal 2015, the Company had achieved the threshold and the first of the other financial performance goals, resulting in the vesting of 25% of the restricted shares that had been granted under the LTIP.

The Company did not achieve any additional financial performance goals under the LTIP in fiscal 2016 and, therefore, no additional restricted shares became vested under the LTIP in fiscal 2016. However, a determination was made that it had become probable the Company would achieve at least the next higher financial performance goal prior to the expiration of the LTIP in fiscal 2018. Therefore, we are accruing the remaining stock-based compensation expense for that goal on a prospective basis, through the expected later vesting date.

At this time, it is not considered probable that the Company will achieve any of the remaining financial performance goals under the LTIP in fiscal 2017 or 2018. However, we will continue to reassess at each reporting date whether it has become probable that any additional performance goals will be achieved. If it does become probable, then the Company would recognize additional stock-based compensation expense in respect of the shares that will become vested, based on the expected vesting dates of those shares. Consistent with prior periods, there would be a catch-up expense required to be recognized for prior services from the grant date of those shares to the date such vesting becomes probable.

Stock-based compensation for the three and nine months ended March 31, 2017 was $119,000 and $330,000, respectively, as compared to $159,000 and $449,000 for the three and nine months ended March 31, 2016, respectively. The reductions of $40,000 in the third quarter and $119,000, in the nine months, primarily reflected lower stock-based compensation expense recognized for service grants that became fully vested as of June 30, 2016.

Results of Operations for the Three and Nine Months Ended March 31, 2017 as compared to the Three and Nine Months Ended March 31, 2016

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

The following tables set forth the information regarding our net revenues for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$16,461	88.5%	$15,167	87.5%	$1,294	8.5%
Other related services	2,135	11.5%	2,162	12.5%	(27)	(1.2)%
Total service revenues	$18,596	100.0%	$17,329	100.0%	$1,267	7.3%

	Nine Months Ended March 31,
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$46,329	88.7%	$38,445	86.2%	$7,884	20.5%
Other related services	5,877	11.3%	6,138	13.8%	(261)	(4.3)%
Total net revenues	$52,206	100.0%	$44,583	100.0%	$7,623	17.1%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$12,825	69.0%	$11,992	69.2%	$833	6.9%	12,900	1.6%
Cards and autographs (1)	4,427	23.8%	4,005	23.1%	422	10.5%	8,300	1.9%
Other (2)	1,344	7.2%	1,332	7.7%	12	0.9%	-	-
	$18,596	100.0%	$17,329	100.0%	$1,267	7.3%	21,200	1.7%

	Nine Months Ended March 31,
					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$35,776	68.5%	$29,590	66.4%	$6,186	20.9%	654,200	38.7%
Cards and autographs (1)	12,965	24.8%	11,576	26.0%	1,389	12.0%	31,600	2.5%
Other (2)	3,465	6.7%	3,417	7.6%	48	1.4%	-	-
	$52,206	100.0%	$44,583	100.0%	$7,623	17.1%	685,800	23.2%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues and revenues earned from our Expos convention business.

For the three months ended March 31, 2017, our total service revenues increased by $1,267,000, or 7.3%, to a quarterly record of $18,596,000. That increase was attributable to a $1,294,000, or 8.5%, increase in authentication and grading fees partially offset by a decrease of $27,000, or 1.2%, in other related services. The increase in authentication and grading fees was attributable to a $940,000, or 8.2%, increase in coin fees and a $354,000, or 9.6%, increase in cards and autograph fees.

For the nine months ended March 31, 2017, our total service revenues increased by $7,623,000 or 17.1%, to a nine months record of $52,206,000. That increase was attributable to a $7,884,000, or 20.5%, increase in authentication and grading fees, partially offset by a decrease of $261,000, or 4.3%, in other related services. The increase in authentication and grading fees was attributable to a $6,652,000, or 23.9% increase in coin fees and a $1,232,000, or 11.6%, increase in cards and autograph fees.

The increases of 8.5% and 20.5% in authentication and grading fees in the three and nine months ended March 31, 2017, respectively, as compared to the increases of 1.7% and 23.2% in the number of units processed in the same respective periods, reflect the mix of units processed and the related average fees earned in those periods.

The increases in coin authentication and grading fees in the third quarter and nine months ended March 31, 2017 reflected (i) higher vintage coin fees of $980,000 or 32% in the third quarter and $1,756,000 or 19.2% in the nine months, representing record quarterly revenues for vintage coins in the three and nine month periods (ii) higher modern fees of $510,000 or 10.7% in the third quarter and $1,310,000 or 14.9% in the nine months, representing record revenues for modern coins in the third quarter (iii) lower world coin fees of $162,000 or 9.4% in the third quarter and higher world fees of $3,652,000 or 86.1% in the nine months, representing record world coin fees for the nine months, primarily attributable to higher fees generated in China in this year’s second quarter and (iv) lower coin trade show revenues of $388,000 or 19.9% in the third quarter and $66,000 or 1.2% in the nine months, representing one less trade show in the three and nine months.

Due to the increase in our coin authentication and grading revenues in the nine months ended March 31, 2017, our coin business represented approximately 69% of total service revenues in that period, as compared to 66% of total service revenues for the same period of the prior year, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin revenues can be volatile.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 10.5% in the third quarter, and 12.0% in the nine months and represented record third quarter and nine months revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 26 of the last 27 quarters.

As previously disclosed, our third fiscal quarter is typically our seasonally strongest quarter of the year, due to the release of Gold and Silver Eagles by the US Mint in that quarter. The record revenues generated in this year’s third quarter as discussed above, follows record revenues generated in this year’s second quarter, which included record quarterly revenues of $3.7 million in China. By contrast, this year’s third quarter China revenues were $0.5 million and were down as compared to the third quarter of fiscal 2016. As discussed in our quarterly filing for the three months ended December 31, 2016, our China revenues are impacted by the success of our customer’s marketing programs in the banking channels in China and, in the third quarter, by the Chinese New Year holidays that occur in that quarter. Our expectation is that, overall, we will generate a higher level of revenues in China in future periods; although, it is uncertain as to the level of revenues to expect on a quarterly basis. With respect to the United States, at this time, we continue to see strong momentum, although it remains uncertain as to the level of revenues we will generate in the fourth quarter of fiscal 2017.

The reductions in other related services in the three and nine months ended March 31, 2017 reflect the previously disclosed decision to eliminate, effective January 2016, the subscription fees previously charged for access to our CoinFacts website.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense and occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing, other direct costs of generating our non-grading related services revenues and the costs of product revenues, which represent the carrying value of the inventory of products (primarily collectible coins) that we sold and any inventory related reserves, considered necessary.

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016

	Amounts	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$11,231	60.4%	$11,041	63.7%	$32,227	61.7%	$28,139	63.1%

As indicated in the above table, our services gross profit margin was 60.4% and 61.7% for the three and nine months ended March 31, 2017, respectively, as compared to 63.7% and 63.1% in the same periods of fiscal 2016. As previously disclosed, in the three and nine months ended March 31, 2016, our gross profit margin benefited from a reduction of $656,000 in the Company’s warranty reserves. Excluding the warranty benefit, our gross profit percentage would have been 59.9% and 61.6% in the three and nine months ended March 31, 2016. Consistent with the first quarter of fiscal 2017, the gross profit margin in the third quarter was impacted by higher direct cost in China, in anticipation of higher coin volumes in China in future periods. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue and the seasonality of our business that can impact the level of revenues generated in any given quarter. During the three years ended June 30, 2016, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs (including costs associated with Collectors.com), trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Selling and marketing expenses	$2,210	$2,132	$6,959	$6,341
Percent of net revenue	11.9%	12.3%	13.3%	14.2%

As indicated in the above table, selling and marketing expenses declined to 11.9% and 13.3% of net revenues in the three and nine months ended March 31, 2017, respectively, as compared to 12.3% and 14.2% in the same respective periods of the prior year. In absolute dollars, selling and marketing expenses increased by $78,000 and $618,000 in the three and nine months ended March 31, 2017, respectively, as compared to the same respective periods of the prior year and was primarily due to (i) increased marketing and business development payroll and incentive costs, of $128,000 and $638,000, respectively, attributable to the growth of our China and Hong Kong coin operations and in the U.S., in support of our U.S. general marketing activities and (ii) increased trade show and travel costs of $72,000 and $332,000, respectively in support of trade show grading activities and the growth of our business in China and Hong Kong. These increases were partially offset by reductions in promotional costs for Collectors.com of $112,000 and $409,000 in the third quarter and nine months ended March 31, 2017, respectively.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses, and G&A expenses of Collectors.com. Set forth below is information regarding our G&A expenses in the three and nine months ended March 31, 2017 and 2016, (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
General and administrative expenses	$4,312	$4,504	$13,274	$12,508
Percent of net revenue	23.2%	26.0%	25.4%	28.1%

As indicated in the above tables, G&A expenses declined to 23.2% and 25.4% of revenues in the three and nine months ended March 31, 2017, respectively, as compared to 26.0% and 28.1% in the same respective periods of the prior year. In absolute dollars, G&A expenses decreased by $192,000 in the third quarter and increased by $766,000 in the nine months ended March 31, 2017, as compared to the same respective periods of fiscal 2016. The reduction in G&A expenses in its three months ended March 31, 2017, primarily related to reductions in outside IT consulting services and recruitment costs of $154,000. The increase in G&A expenses in the nine months ended March 31, 2017, was primarily comprised of increased bonuses and incentives of $531,000 due to the improved performance of the business and higher on-going litigation related expenses of $249,000.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2017	2016	2017	2016
Cost of authentication, grading and related services	$-	$11	$-	$34
Selling and marketing expenses	25	7	47	23
General and administrative expenses	94	141	283	392
	$119	$159	$330	$449

See Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Awards, earlier in this Item 2, for further discussion of stock-based compensation in the three and nine months ended March 31, 2017 as compared to the same periods in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $559,000 related to unvested stock-based equity awards at March 31, 2017 which represents the expense expected to be recognized through fiscal year 2020, on the assumptions that the holders of the equity awards will remain in the Company’s service through fiscal 2020 and the Company will achieve the next financial performance goal under the LTIP by June 30, 2017. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future, or, (ii) the cost of achieving any additional financial performance goals under the Company’s LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2017 (remaining 3 months)	$119
2018	321
2019	90
2020	29
$559

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In Thousands)
Provision for income taxes	$1,765	$1,695	$4,467	$3,600

The income tax provisions in the three and nine months ended March 31, 2017, were determined based on estimated annual effective tax rates of approximately 37%, as compared to 38% and 39% in the three and nine months ended March 31, 2016, respectively. The current year effective tax rates reflect the release of valuation allowances for prior year losses in China, due to the expectation that all prior year losses will be utilized in fiscal 2017, which reduced the rate by approximately 2%. In addition, our annual effective tax rates assume the repatriation of foreign earnings.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$6	$65	$(3)	$47

The income (losses) from discontinued operations (net of income taxes) for both the three and nine months ended March 31, 2017 and 2016, related to remaining obligations associated for the New York City facilities, formerly occupied by our discontinued jewelry businesses and royalty income realized from our discontinued currency business.

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

At March 31, 2017, we had cash and cash equivalents of approximately $10,836,000, as compared to cash and cash equivalents of $11,967,000 at June 30, 2016.

Cash Flows

Cash Flows from Continuing Operations. During the nine months ended March 31, 2017 and 2016, our operating activities from continuing operations generated cash of $9,775,000 and $6,332,000, respectively. The higher cash provided by operating activities in the nine months ended March 31, 2017, primarily reflects the improved operating performance of our businesses as adjusted for changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $379,000 and $331,000 in the nine months ended March 31, 2017 and 2016, respectively, primarily related to payments for our ongoing obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash generated or used by Investing Activities. Investing activities used cash of $1,594,000 and $1,683,000 in the nine months ended March 31, 2017 and 2016, respectively. In the nine months ended March 31, 2017 we used $919,000 for capital expenditures and $723,000 for capitalized software. In the nine months ended March 31, 2016, we used $1,113,000 for capital expenditures, and $615,000 for capitalized software.

Cash used in Financing Activities. In the nine months ended March 31, 2017 and 2016, financing activities used cash of $8,933,000 and $8,991,000, respectively, to fund cash dividends paid to our stockholders.

Outstanding Financial Obligations

Continuing Operations. On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease pursuant to which the Company will be leasing approximately 62,444 rentable square feet space for its headquarters office and principal business operations. The term of this new lease will be approximately 10 years and 10 months, commencing on the completion of tenant improvements, which are expected to be completed on or about January 1, 2018. The Company will be entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord will contribute approximately $2.8 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.1 million.

The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2017 (remaining 3 months)	$524	$21	$503
2018	1,983	87	1,896
2019	2,088	67	2,021
2020	1,452	-	1,452
2021	1,385	-	1,385
Thereafter	10,747	-	10,747
	$18,179	$175	$18,004

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligation in respect of the remaining facility, formerly occupied by our discontinued jewelry business. The obligation, which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2017(remaining 3 months)	$122
2018	245
$367
Less: Discounted estimated fair value of lease payments	(359)
Accretion expense to be recognized in future periods	$8

Dividends. We paid cash dividends of $8,933,000 and $8,991,000 in the nine months ended March 31, 2017 and 2016, respectively. Our current dividend policy calls for us to pay quarterly cash dividends of $0.35 per share of common stock to our stockholders, for an expected total annual cash dividend of $1.40 per common share.

The declaration of cash dividends in the future, pursuant to our current dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance (and in particular the on-going performance of the Company’s coin business), its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2017, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Sources and Uses of Cash.

New Credit Line. As discussed under note 1 to the condensed consolidation financial statements contained elsewhere in the Quarterly Report, on January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company will be required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million. The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. There were no borrowings under the line of credit at March 31, 2017.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings (if any) under our recently obtained line of credit, (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations for the facility formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes.

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

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2017, we had $10,836,000 in cash and cash equivalents, of which, $6,566,000 was invested in money market accounts, and the balance was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

Cash balances overseas at March 31, 2017 were approximately $1,818,000. We do not engage in any activities that would expose us to significant foreign currency exchange rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date:	May 3, 2017	By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:	May 3, 2017	By:	/s/ JOSEPH J. WALLACE
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