Form 10-K
period 2017-06-30
COLLECTORS UNIVERSE INC
filed 2017-08-31
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of December 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $159,000,000 based on the per share closing price of $21.23 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 26, 2017, a total of 8,920,998 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2017, for its 2017 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Once we have authenticated and assigned a quality grade to a collectible, we encapsulate it in a tamper-evident, clear plastic holder, or issue a certificate of authenticity, that (i) identifies the specific collectible; (ii) sets forth the quality grade we have assigned to it; and (iii) bears one of our brand names and logos: “PCGS” for coins, “PSA” for trading cards and event tickets and “PSA/DNA” for autographs and memorabilia. Additionally, we warrant our certification of authenticity and the quality grades that we assign to the coins and trading cards that we authenticate and grade. We do not warrant our authenticity determinations for autographs or memorabilia. For ease of reference in this Annual Report, we will sometimes refer to coins, trading cards and other collectibles that we have authenticated or graded as having been “certified.”

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

We foster brand loyalty and stimulate demand for our services by providing information and value added content to collectors and dealers through various means including our CCE websites, Collectors Clubs, Set RegistrySM programs, Collectors.com, CoinFacts and PSA Collectibles Facts, collectibles population reports and price guides. We believe that by providing this information and content we generate more knowledgeable and active collectors and dealers.

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2017, we have authenticated and graded approximately 36 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2017, had authenticated and graded approximately 28 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in each of the fiscal years ended June 30, 2015 to 2017:

	Units Processed
	2017		2016		2015
Coins	3,081,400	64%	2,371,800	58%	2,067,300	55%
Trading cards	1,457,900	30%	1,278,900	31%	1,269,800	34%
Autographs	297,800	6%	448,000	11%	434,900	11%
Total	4,837,100	100%	4,098,700	100%	3,772,000	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards and autographs that were submitted to us for authentication or grading:

	Declared Values (000’s)
	2017		2016		2015
Coins	$2,074,400	89%	$1,935,400	91%	$2,093,900	93%
Trading cards	224,400	10%	177,800	8%	109,800	5%
Autographs	22,400	1%	25,700	1%	35,800	2%
Total	$2,321,200	100%	$2,138,900	100%	$2,239,500	100%

Our revenues are comprised principally of our authentication and grading service fees. Those fees range from $1 to over $10,250 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2017, our authentication and grading fees, per item processed, for all of our businesses averaged $12.82, and our coin authentication and grading fees ranged from $1 to over $10,250, and averaged $14.92, per coin.

In the case of trading cards, in fiscal 2017, the authentication and grading fees ranged from approximately $1 to $5,250 and averaged $8.35, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

Autographed Memorabilia Market. The market for autographed sports, entertainment and historical memorabilia has been plagued by a high incidence of forgeries and misrepresentations of authenticity. For example, Operation Bullpen, initiated by the FBI and other law enforcement agencies beginning in 1997, uncovered a high volume of outright forgeries of signatures and widespread misrepresentations as to the genuineness of sports memorabilia. We believe that the high incidence of such fraudulent activities was due, in large part, to a dearth of independent third-party memorabilia authentication services and an absence of systematic methodologies and specimen data needed for verification of authenticity.

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

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. As of June 30, 2017, we employed 42 coin experts who have an average of 12 years of service with the Company. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading determinations.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins. Following the introduction of our independent, third-party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.” In 1990, a dealer market was developed, known as the “Certified Coin Exchange,” on which coin dealers traded rare coins “sight-unseen,” over a private satellite network. We acquired CCE in 2005, which now operates on the Internet.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. We are now the leading authenticator and grader of trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2017, we employed 18 experts who have an average of 15 years of service with the Company. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where an “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2017, we employed 4 autograph experts who joined the Company in the last twelve months, as well as outside consultants that we sometimes use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services, since 1990. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. The CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to us for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are approximately 110,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $168 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, to create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 7,540 PSA Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service, some of which is available for a fee and some of which is available without charge. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

Collectible Trade Shows. We own Expos Unlimited LLC (“Expos”) a trade show management company that operates one of the larger coins and collectibles shows, staged in Long Beach, California, three times a year. At these shows collectibles are exhibited and are bought and sold by collectibles dealers and collectors.

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

Although we have authenticated and graded approximately 36 million coins since the inception of PCGS, and approximately 28 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities to expand our service offerings to customers and to solidify our position as a leading authority in the collectible markets that we serve, we have:

■	implemented more competitive and focused marketing programs for our modern coin business, effective January 1, 2016 to stimulate demand for our services.

■	expanded our geographical reach by opening offices in Paris, France, Hong Kong and Shanghai, China, the operations of which generated approximately 13% of net revenues in fiscal 2017;

■	provided special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

■	provided numismatic information and value added content through CoinFacts and PSA Collectible Facts;

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

■

developed and expanded our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and to increase traffic on our websites;

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

to enter our annual Company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins or trading cards.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 211,000 sets were registered on our Set Registries as of June 30, 2017, which represents a 9% increase over the number registered as of June 30, 2016.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $69 to $249, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2017, there were approximately 18,659 members in our Collectors Clubs.

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

■

Collectors Corner Business-to-Consumer Website. We have launched Collectors Corner (www.collectorscorner.com), which is a business-to-consumer website where consumers can visit, identify, search, sort over and purchase coins, trading cards and items of currency being offered for sale by dealers. At June 30, 2017, there were over approximately 110,000 collectibles listed for sale on Collectors Corner. All items on Collectors Corner are offered by dealer members who have applied for the right to offer such collectibles on Collectors Corner. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Collectibles are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded collectibles.

Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in customer confidence that is attributable to our independent authentication and grading of those collectibles. These marketing programs include:

■

Trade Shows and Conventions. There are numerous collectibles trade shows and conventions held annually in the United States and overseas, where collectibles dealers gather on a trading floor or bourse to buy and sell collectibles. We attend the largest and most significant of those trade shows and conventions, at many of which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site services at such trade shows and conventions.

■

Expos. We own Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows staged, three times a year, in Long Beach, California. Those shows enable us to showcase our services and expertise better than at trade shows that we do not own or operate. In addition, Expos assures us of the continued availability of this show venue for our onsite authentication and grading services.

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PSA	Coin Universe
Professional Coin Grading Services	PSA/DNA	Collectors.com
PCGS	Quick Opinion	Expos Unlimited
PCGS Secure	Sports Market Report	Long Beach Coin, Stamp and Collectibles Expo
First Strike	Set Registry
CoinFacts	Rookie Ball and Graph
PCGS3000	Certified Coin Exchange
History in Your Hands	CCE
PCGS Currency	Collectors Corner
Professional Currency Grading	FACTS
Professional Sports Authenticator	SPOTS DATA

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2017, we employed 64 experts in our authentication and grading operations, with an average of 12 years of service with the Company. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) have been trained by us in our authentication and grading methodologies and procedures, or (iii) had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was authenticated or graded by us later receives a lower grade upon resubmission to us for grading, or is found not to be authentic, we are obligated under our warranty either to purchase the coin or trading card at the current market value at the originally assigned grade or, instead, at the customer’s option, to pay the difference in the current market value of the item between its original assigned grade and its lower grade. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, we would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. See Item 7: “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies: Grading Warranty Costs”, for more information regarding our warranty reserves. Before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided in the event the plastic holder has been broken or damaged or shows signs of tampering. See footnote 7 to our consolidated financial statements included elsewhere in this Annual Report, for activity in our warranty reserves for fiscal years ended June 30, 2015 to 2017.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs or memorabilia.

Customer Service and Support

We devote significant resources, including a 34-person staff that provides personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, through June 30, 2017 we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders principally from two suppliers. We choose one or the other of these suppliers to manufacture other less critical parts. We typically concentrate the purchase of holders through one supplier when developing new holders. There are numerous suppliers for these parts, and we believe that, if necessary, we could obtain those parts from other suppliers without incurring significant costs. However, if it became necessary for us to obtain any parts from another supplier, we might have to arrange for the fabrication of a die for the new supplier. Fabrication of high-value precision dies can be a lengthy process. Although we do not have back-up dies for some of our high-value volume injection-molded parts, we own the dies used to manufacture the parts, and we believe the inventory of parts we maintain is sufficient to give us the time to have another supplier build the parts, should the need to do so arise or should we decide to use another supplier for certain parts. As our business expands overseas we may source parts from overseas suppliers.

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

The majority of the information technology systems (both for internal use and on publicly-accessible websites) are located at a Statement on Standards for Attestation Engagements (“SSAE”) 16 compliant data center in Southern California. This data center offers:

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

We maintain multiple Internet connections for both web serving and outbound Internet access. Internet access points (across all offices) are protected with Palo Alto enterprise-level firewalls and security products. Additionally, access to critical network components is protected by both local Intrusion Detection Systems (IDS) and a security-centric managed service provider. In addition to the constant monitoring of these security devices, network security scans (of both internal and publicly-accessible servers) are performed on a regular basis. These scans include penetration/intrusion testing, vulnerability assessments, and attack surface analysis. We have multiple overlapping security infrastructures to mitigate potential single failures. However, as many other businesses have experienced, there can be no assurance that the security measures we have adopted will prove to be adequate to enable us to detect and prevent all cyber-security breaches that could lead to the theft by hackers of confidential information entrusted to us by our customers, including passwords and credit card numbers. See “Risk Factors-Our business is subject to online security risks, including security breaches” in Item A below in this Annual Report.

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

Employees

As of June 30, 2017, we had a total of 369 employees, of which 312 were full-time employees and 57 were part-time employees and 53 were employed outside of the United States. Our authentication and grading-related businesses employed 307 people, including our 64 experts and 34 customer service and support personnel. Of the other 62 employees, 18 work in information services, 10 in marketing, 7 in our CCE subscription business, 10 in our Expos business (of which 9 were part-time employees), and 17 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

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

Coin authentication and grading and other coin-related services accounted for approximately 68%, 66% and 68% of our total net revenues in fiscal 2017, 2016 and 2015, respectively. Our modern coin authentication and grading revenues represented approximately 27%, 20% and 24% of our total revenues in fiscal 2017, 2016 and 2015, respectively. We believe that the principal factors that can lead to fluctuations in coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint or dealers or customers, who specialize in selling modern coins (iv) the pricing of our services particularly for our modern coin programs and (v) short-term changes in the value of gold, particularly around the time of collectibles trade shows. This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results.

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

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect their willingness and ability to purchase, and the prices that they are willing to pay for, high-value collectibles. Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and willingness to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature. Declines in purchases and sales, or in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are most often used in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; and (ii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary popularity or “fads” among collectors, or the popularity of certain coin marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees earned on collectibles that we authenticate and grade. This can be particularly common with modern coins released by the U.S. Mint or other special releases that are seasonal in nature. Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, or pressure on the level of fees we are able to charge customers, and could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 18% of our total net revenues in fiscal 2017

During the year ended June 30, 2017, five of our customers accounted, in the aggregate, for approximately 18% of our total net revenues. As a result, the loss of any of those customers, or the lack of success of marketing programs by those customers, thereby leading to a decrease in the volume of grading submissions by any of them, could cause our net revenues to decline and, therefore, could harm our operating results.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have little experience.

On an ongoing basis, we seek to introduce new services that we can offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. As discussed under our growth strategies on Page 7 of this Annual Report, we are investing in Collectors.com on the expectation that over time we will be able to generate revenues from sellers of collectibles by aggregating collectibles items for sale on Collectors.com. In addition, in recent years we began offering and providing coin authentication and grading services in Paris, Hong Kong and Shanghai. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable which could lead to impairments of amounts capitalized and negatively impact our operating results. Furthermore, volatility in the level of services generated at our international operations, particularly in China, may add volatility to our operating results in certain periods.

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

•	difficulties in staffing and managing international operations;

•	differences in intellectual property protections;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates and navigating the exchange control rules that apply to China; and

•	risks associated with operating a business in a potentially unstable political climate.

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, except in the case of Hong Kong, where we invoice our customers in U.S. dollars. In fiscal 2017, the impact of fluctuations in foreign currencies on our financial results was immaterial. There can, however, be no assurance that there will not be changes in foreign exchange rates that would have a material adverse effect on our results of operations in the future.

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

On August 2, 2017, the Company announced that its Chief Executive Officer, Robert G. Deuster, has decided to retire, effective on the appointment of his successor, in order to be able to spend more time with his family. Mr. Deuster will remain as a member of the Board of Directors. The Company has retained a nationally known executive search firm to assist the Board of Directors in finding a successor CEO. The Company cannot predict the impact that this change in CEO might have on its operations or financial performance.

We are dependent on our collectibles experts.

In each of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs to enable us to add collectibles experts, as necessary, to grow our business, both in the United States and overseas and to offset employee turnover that can occur from time to time. Moreover, some of our experts could and have left our company to join competitors or start a competing business. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.

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

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade. Those warranties provide that:

■

if a coin or trading card that we authenticated and sealed in one of our tamper-evident plastic cases is later determined not to have been genuine, we would have to purchase the collectible at its current market value; or

■

if a coin or trading card that we graded and sealed in one of our tamper-evident plastic cases later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the current market value or to pay the difference in its value at its original assigned grade, as compared to its value at the lower grade.

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in previous years. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed. As a result, we monitor the adequacy of our warranty reserves on an ongoing basis. For example, during 2008, we unexpectedly received certain coin grading warranty claims that were significant when compared to our prior warranty claims experience. As a result, we recognized an additional expense in 2008 to provide for those claims. At that time, we also increased our warranty accrual rate to reflect this higher warranty claims experience. Those actions contributed to an increase in our costs of sales and, therefore, reduced our operating income and earnings in fiscal 2008. See note 7 to the consolidated financial statements for activity on our warranty reserves for fiscal years 2015 to 2017 contained elsewhere in this Annual Report.

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

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, on a purchase order basis, from two principal suppliers. For our highest volume most critical plastic part, we have chosen to split the supply of these parts between our two suppliers. For our other parts, we have one or the other of these suppliers manufacture the parts. In addition, when developing new holders, we concentrate the purchase of holders through one supplier initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders exposes us to the potential for delays in our ability to deliver timely authentication and grading services in the event that one of the suppliers was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders in a relatively short period of time, we could lose customer orders, or incur additional production costs. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, to give us more time to arrange for production from other suppliers in the event of a termination of or interruption in service from either of our existing suppliers. However, if the replacement holders obtained from other suppliers are not of comparable quality to those produced by our existing suppliers, or counterfeit holders were manufactured by other suppliers, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. These occurrences could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

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

In the ordinary course of our business, we receive and store confidential personally identifiable information provided to us by our customers, such as passwords and credit card information.

An increasing number of large internet companies and traditional “brick and mortar” businesses have disclosed security breaches of their websites and computer systems that have led to the interruptions of service and, in certain cases, the misappropriation or theft of confidential personally identifiable information of their customers (often referred to as “identity theft”). Because the techniques used by the perpetrators of such security breaches change frequently and may be difficult to detect, like those companies and businesses, we may be unable to anticipate the techniques used in such breaches or to implement adequate preventative measures. Data security breaches may also result from non-technical causes such as, for example, actions of employees or third party service providers. Our servers also are vulnerable to computer viruses or malware and physical or electronic break-ins that could prevent our customers from accessing our online services. In addition, hardware that we develop or procure from third parties may contain defects in design or other problems that could unexpectedly compromise information security or disrupt our operations. We rely on encryption and authentication technology licensed from third parties to provide for secure storage and transmissions of confidential information, including customer passwords and payment card numbers. However, as the recent disclosures by large internet companies and traditional businesses indicate, such technology may not be sufficient to enable us to detect or prevent security breaches or the misappropriation or theft of personally identifiable customer information, which could damage our reputation and lead customers to discontinue their use of our services.

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

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our markets through overseas expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business , or the expansion of our overseas businesses, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas operations may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investments.

We depend on our ability to protect and enforce our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and competitive position. We rely on a combination of patents, trademarks, copyright and trade secret laws to establish and protect our proprietary rights. However, the actions we take to establish and protect our intellectual and other proprietary rights may prove to be inadequate to prevent imitation of our services or products, especially in international markets, or to prevent others from claiming violations of their intellectual and proprietary rights by us. In addition, others may develop similar trade secrets or other intellectual property independently or assert rights in our intellectual and other proprietary rights that could lead them to seek to block sales of our services based on allegations that use of some of our marks or other intellectual property constitutes a violation of their intellectual property rights.

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

As of June 30, 2017, affiliates of the Company owned a total of approximately 1,211,000 shares (or about 14% of the 8,920,998 shares outstanding) and therefore those shares are not included in our public float. As a result, the trading volume of our shares is relatively low, at a daily average of approximately 30,000 shares during the 90 days ended July 31, 2017, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. These factors may depress, and make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain. These factors include:

■

increases or decreases in the numbers and mix of collectibles graded from period to period arising from volatility in the level of modern coin programs (domestically and/or overseas), on a quarterly basis;

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

Moreover, the fact that our affiliates own approximately 14% of our outstanding shares may deter third parties from seeking to acquire control of the Company.

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

On February 3, 2017, the Company, as tenant, entered into a triple net office lease, pursuant to which the Company will be leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. Under the terms of the lease, the Company will be responsible for its share of real estate taxes, building insurance and maintenance costs (“triple net”).The term of this new lease will be approximately 10 years and 10 months, commencing on the completion of tenant improvements, which are expected to be completed on or about December 1, 2017. The Company will be entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord will contribute approximately $2.8 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

Although we discontinued and exited our jewelry authentication and grading businesses in March 2009, we continue to have payment obligations with respect to one office facility in New York City that we had leased for those businesses. In May 2010, that facility was returned to the landlord, and the lease terminated in exchange for a reduction in the remaining financial obligations that we have with respect to that facility. This financial obligation expires in December 2017. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

ITEM 3.     LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business. We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Robert G. Deuster	67	Chief Executive Officer
David G. Hall	70	President
Joseph J. Wallace	57	Chief Financial Officer

ROBERT G. DEUSTER has been the Company’s Chief Executive Officer since October 15, 2012. Mr. Deuster served as Chairman and Chief Executive Officer of Newport Corporation, a public company that is a global supplier of laser, optical and motion control products, from May 1996 until his retirement in October of 2007. He also served as President of Newport from May 1996 until July 2004, and in June 1997 became Chairman of the Board. From 1985 to 1996, Mr. Deuster served in various senior management positions at Applied Power, Inc. (now Actuant Corporation, a New York Stock Exchange listed company), which is a global manufacturer of electrical and hydraulic products, serving as Senior Vice President of the Distributed Products Group from 1994 to 1996, President of the Barry Controls Division from 1989 to 1994, President of the APITECH Division from 1986 to 1989 and Vice President of Sales and Marketing of the Enerpac Division from 1985 to 1986. From 1975 to 1985, he held engineering and marketing management positions at General Electric Company's Medical Systems Division. Mr. Deuster currently serves as a director of Ondax, Inc., a private optical components company. He also served on the board of directors of Symmetry Medical Inc., which provides medical devices and solutions to the global orthopedic market, until that Company was sold in June 2016. Mr. Deuster received a B.S. in Electrical Engineering from Marquette University in 1973. Mr. Deuster holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. As previously announced by the Company, Mr. Deuster has decided to retire as the Company’s CEO, effective on the appointment of a successor CEO.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2017 and 2016:

	Closing Share Prices		Cash Dividend
Fiscal 2017	High	Low	Per Share
First Quarter	$22.18	$18.03	$0.35
Second Quarter	21.80	16.62	0.35
Third Quarter	26.10	20.07	0.35
Fourth Quarter	28.69	24.79	0.35

	Closing Share Prices		Cash Dividend
Fiscal 2016	High	Low	Per Share
First Quarter	$20.33	$14.63	$0.35
Second Quarter	17.61	14.82	0.35
Third Quarter	17.35	13.95	0.35
Fourth Quarter	19.75	16.10	0.35

We had approximately 102 holders of record and approximately 7,409 beneficial owners of our common stock as of June 30, 2017.

Dividends. In January 2015, the Board of Directors approved the Company’s current cash dividend policy, which provides for the payment of cash dividends to our stockholders of $0.35 per share, per quarter, for an annual dividend of $1.40 per share. The previous dividend policy of $0.325 per share per quarter called for an annual dividend of $1.30 per share, and applied for the period October 2010 to December 2014. Dividends paid to our stockholders in fiscal 2017, 2016 and 2015 totaled $11.9 million, $12.0 million, and $11.4 million, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2017, we had $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2017, 2016 or 2015. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2017, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company is a member, and (ii) an index of fourteen companies that we selected (the “Peer Group”).

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

At June 30,
	2012	2013	2014	2015	2016	2017

Collectors Universe, Inc.	100.00	100.27	159.16	172.29	185.05	247.79
Russell 2000	100.00	124.21	153.57	163.53	152.52	190.05
Peer Group	100.00	98.32	129.65	139.61	130.59	126.64

This Stock Performance Graph assumes that $100 was invested, on June 30, 2012, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the Peer Group Index, respectively, and that any dividends paid for the indicated periods were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2017, 2016 and 2015, and the selected balance sheet data at June 30, 2017 and 2016 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2014 and 2013 and the related balance sheet data at June 30, 2015, 2014, and 2013 were derived from audited consolidated financial statements that are not included in this Annual Report. The following selected consolidated data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations. The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2017.

Our Discontinued Operations. The results of our discontinued operations, as set forth in the table below, consist primarily of accretion expense associated with the remaining lease obligations of our former jewelry businesses and royalty income realized from our former currency grading business, net of income taxes.

Consolidated Statement of Operations Data:	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Net revenues	$70,158	$60,954	$61,684	$60,571	$49,090
Cost of revenues	26,847	22,902	23,053	22,663	19,068
Gross profit	43,311	38,052	38,631	37,908	30,022
Selling, general and administrative expenses(i)	30,087	25,682	26,523	25,432	20,528
Operating income	13,224	12,370	12,108	12,476	9,494
Interest income, net	(1)	22	38	36	68
Other (expense) income, net	11	(73)	(80)	3	29
Income before provision for income taxes	13,234	12,319	12,066	12,515	9,591
Provision for income taxes	4,718	4,720	4,682	5,081	3,803
Income from continuing operations	8,516	7,599	7,384	7,434	5,788
Income (loss) from discontinued operations, (net of income taxes)	(7)	41	17	(75)	(58)
Net income	$8,509	$7,640	$7,401	$7,359	$5,730

Net income per basic share:
Income from continuing operations	$1.00	$0.90	$0.88	$0.91	$0.72
Income (loss) from discontinued operations, (net of income taxes)	-	-	0.01	(0.01)	(0.01)
Net income per share	$1.00	$0.90	$0.89	$0.90	$0.71
Net income per diluted share:
Income from continuing operations	$0.99	$0.89	$0.87	$0.90	$0.71
Income (loss) from discontinued operations, (net of income taxes)	-	-	-	(0.01)	-
Net income per share	$0.99	$0.89	$0.87	$0.89	$0.71
Weighted average shares outstanding
Basic	8,480	8,445	8,345	8,167	8,052
Diluted	8,630	8,545	8,518	8,247	8,101

Cash dividends paid on common stock	$11,912	$12,008	$11,361	$10,731	$10,801
Cash dividends declared per share of common stock	$1.40	$1.40	$1.35	$1.30	$1.30

	At June 30,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$9,826	$11,967	$17,254	$19,909	$18,711
Working capital – continuing operations	5,799	6,980	10,382	12,768	13,884
Working capital (deficit) – discontinued operations	(391)	(619)	(778)	(849)	(802)
Goodwill and Intangibles – continuing	4,266	3,845	3,641	3,355	3,560
Total assets – continuing operations	28,530	28,111	32,020	35,406	32,836
Total assets – discontinued operations	79	79	182	182	182
Stockholders' equity	15,917	14,995	18,469	20,640	20,562

(i)

Selling, general and administrative expenses in fiscal 2017 include an increase of approximately $3.5 million in non-cash stock-based compensation expense as compared to fiscal 2016. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies and Estimates: Stock-Based Compensation and results of operations-Stock-Based Compensation Expense below.

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

We principally generate revenues from the fees paid by our customers for our authentication and grading services. To a much lesser extent, we generate revenues from other related services which consist of: (i) the sale of advertising and commissions earned on our websites; (ii) the sale of printed publications, and advertising in our publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins and to our CoinFacts website, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 89% of our total net revenues in the year ended June 30, 2017. The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

The amounts of our authentication and grading revenues are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because, as vintage or classic collectibles are of significantly higher value they justify a higher average service fee and (iv) the volume and timing of marketing programs for modern coins. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin.

In addition, our coin authentication and grading revenues are impacted by the number of modern coin submissions and the related average service fee earned on those submissions, both of which can be volatile and depend on the timing and popularity of modern coin programs released by the United States Mint and by customers or dealers who specialize in sales of such coins. Effective January 1, 2016 and as previously disclosed, the Company implemented more competitive and focused marketing programs for our modern coin business, which we believe, contributed to the increase in the submission of modern coins since then. Furthermore, we achieved a significant increase in overseas coin authentication and grading revenues, mainly in China, in fiscal 2017, primarily attributable to the previously announced multi-year services agreement with a customer that markets collectible coins to the banking channels in China. The levels of future revenues that we will generate from this contract are dependent upon the success of our customer’s coin marketing programs, which could lead to volatility in the level of world coin revenues we are able to generate on a quarterly and annual basis.

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

Furthermore, our overseas revenues can fluctuate due to the number of authentication and vintage grading events we conduct at our overseas operations on a quarterly basis.

Five of our customers accounted, in the aggregate, for approximately 18% of our total net revenues in the year ended June 30, 2017. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

 The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in the fiscal years ended June 30, 2017, 2016, and 2015:

	Units Processed
	2017		2016		2015
Coins	3,081,400	64%	2,371,800	58%	2,067,300	55%
Trading cards	1,457,900	30%	1,278,900	31%	1,269,800	34%
Autographs	297,800	6%	448,000	11%	434,900	11%
Total	4,837,100	100%	4,098,700	100%	3,772,000	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, and autographs that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2017		2016		2015
Coins	$2,074,400	89%	$1,935,400	91%	$2,093,900	93%
Trading cards	224,400	10%	177,800	8%	109,800	5%
Autographs	22,400	1%	25,700	1%	35,800	2%
Total	$2,321,200	100%	$2,138,900	100%	$2,239,500	100%

Factors Affecting our Gross Profit Margins. The gross profit margins we earn on collectibles authentication and grading submissions are impacted by many of the same factors that impact our revenues, as the average service fee and the resulting gross profit margin earned is affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times, and (iii) the level of other related services in any reporting period. In addition, because a significant proportion of our costs of sales are fixed in nature in the short-term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations.

In addition to the day-to-day operating performance of our business, our overall financial position can also be affected by the dividend policy adopted by the Board of Directors, the Company’s decisions to invest in, the need to fund the acquisition of established and/or early stage businesses and any capital raising activities, stock repurchases or by the Company’s tax position.

As discussed in note 1 to the consolidated financial statements included elsewhere in this Annual Report, and in “Liquidity and Capital Resources—Future Sources of Cash” below, in January 2017 the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank. We currently expect that internally generated cash flows, current cash and cash equivalent balances and available borrowings will be sufficient to fund our continuing operations at least through the end of fiscal 2018.

Trends in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication and grading business which can be impacted by volatility in that business. In fiscal years 2017, 2016 and 2015, revenues from coin authentication and grading and related services represented 68%, 66%, and 68%, respectively, of our total consolidated revenues. Our quarterly results can be significantly impacted by the timing of revenues from modern coin programs that are dependent on new issuances of coins from the US Mint and the level of submissions from a China customer, who serves the banking channel in China. In addition, the recent expansion into overseas markets and the increase in revenues generated in China in fiscal 2017 led to increased dependence on our coin business in fiscal 2017, making our financial performance more vulnerable to volatility in the coin markets. See “Results of Operations: Net Revenues” below.

Overview of Fiscal 2017 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2017 and 2016:

	Year Ended June 30, 2017		Year Ended June 30, 2016
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$70,158	100.0%	$60,954	100.0%
Cost of revenues	26,847	38.3%	22,902	37.6%
Gross profit	43,311	61.7%	38,052	62.4%
Selling and marketing expenses	9,333	13.3%	8,635	14.2%
General and administrative expenses	20,754	29.6%	17,047	27.9%
Operating income	13,224	18.8%	12,370	20.3%
Interest income, net	(1)	-	22	-
Other expense	11	0.1%	(73)	(0.1)%
Income before provision for income taxes	13,234	18.9%	12,319	20.2%
Provision for income taxes	4,718	6.8%	4,720	7.7%
Income from continuing operations	8,516	12.1%	7,599	12.5%
Income from discontinued operations	(7)	-	41	-
Net income	$8,509	12.1%	$7,640	12.5%
Net income per diluted share:
Income from continuing operations	$0.99		$0.89
Income from discontinued operations	-		-
Net income	$0.99		$0.89

Grading authentication and related service revenues increased by $9.2 million or 15% to a record of $70.2 million in fiscal 2017, as compared to $61.0 million in fiscal 2016. The increase in services revenues was attributable to (i) a $7.3 million or 18% increase in coin service revenues and (ii) a $2.0 million or 13% increase in card and autograph revenues in fiscal 2017 as compared to fiscal 2016. See Net Revenues below.

Due primarily to the revenue increase, operating income increased to a record $13.2 million in fiscal 2017, as compared to $12.4 million in fiscal 2016. In fiscal 2017, non-cash stock-based compensation was $4.0 million as compared to $0.6 million in fiscal 2016 and that increase was primarily due to the Company’s achievement of the remaining performance goals under the Company’s Long –Term Incentive Plan in fiscal 2017. See Stock-Based Compensation: Fiscal 2013 Long-Term Performance Base Equity Incentive Plan, below.

These, as well as other factors affecting our operating results are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations”, below.

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

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments and judgments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts the Company’s reserves, allowances, charges or losses for potential write-downs on a quarterly basis.

In addition, we also make estimates with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense and in particular, the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Plan, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and related valuation allowances, (iv) the carrying value of capitalized software costs (v) the valuation of coin and grading consumable inventory, and (vi) the impairment of goodwill and other intangible assets.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the normal insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or other high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue from the sales of special inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to our customers. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club. Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. The balance of the membership fee is recognized over the life of the membership. We recognize revenue attributable to grading vouchers on a specific basis through expiration and classify such revenues as part of grading and authentication fees.

In the case of our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place.

We recognize Certified Coin Exchange’s subscription revenues ratably over the relevant subscription period. Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites. Click-through commissions earned through our website from third party affiliate programs are recognized in the period that the commissions relate to.

We also recognize the revenue from the sales of coins when they are shipped to the customer. Such sales consist primarily of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program and those sales are not the focus, and are not considered to be an integral part, of our ongoing revenue generating activities.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable and exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2017 and 2016, the allowance for doubtful accounts was $77,000, and $35,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the collectible coins included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2017 and 2016, inventories were $3,699,000 and $2,574,000, respectively, and inventory reserves were $977,000 and $739,000, respectively. See Note 4 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying values, we may incur losses in excess of our recorded inventory reserves.

Grading Warranty Costs. We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if such a collectible that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it. If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve. We include the purchased item in our inventory at the estimated value of the re-graded collectible, which will be lower than the price we paid to purchase the item. We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis. There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above). However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any further losses in the estimated fair value of the items or the subsequent disposal of such items, as part of the gain or loss on product sales on a quarterly basis.

In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements using improved operational systems, which enabled us to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years following the authentication and grading of the coin by us. Therefore, we deemed it appropriate to reduce our warranty reserve to $869,000 at March 31, 2016, which reduced the warranty expense recognized in the nine months ended March 31, 2016 by $656,000 as compared to the nine months ended March 31, 2015. As of April 1, 2016 we began to accrue warranty costs, at a rate per coin that reflects the nature of the coin (i.e. vintage or modern). In the fourth quarter of fiscal 2017, we reviewed the adequacy of our warranty reserve, based on the updated trend in warranty payments over the five years ended June 30, 2017 and changes in the mix of coins authenticated and graded since March 31, 2016. This review resulted in a reduction in our warranty expense of $405,000 in the fourth quarter of fiscal 2017. See Note 7 to the consolidated financial statements for activity in our warranty reserve. Net warranty expense recognized was $302,000, ($145,000) and $535,000 in fiscal 2017, 2016 and 2015, respectively. Our warranty reserve was $834,000 and $892,000 at June 30, 2017 and 2016, respectively.

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

During the first quarter of fiscal 2017, ended September 30, 2016, we completed the annual impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair values over carrying values in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and therefore, as a result, it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2017 and concluded that no impairment had occurred.

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

Stock-Based Compensation.   Stock-based compensation expense is measured at the grant date fair value of the equity award, and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition has become probable, and it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares may still vest in future periods, management will extend the period over which the remaining expense would be recognized. If the shares fail to vest, or managements concludes that it is not probable the shares will vest, then all expense previously recognized with respect to that performance condition would be reversed.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2017, 2016, and 2015, each of our six outside directors was granted restricted service-based stock with grant date fair values of $45,000, $45,000, and $40,000, respectively for a total fair value of $270,000 in each of fiscal 2017 and 2016 and $240,000 in fiscal 2015.

Other Service-Based Awards. In fiscal 2017 and 2015 the Company granted 10,000 and 4,000 service-based restricted shares respectively, with grant date fair values of $209,000 and $86,000, respectively, and with vesting periods ranging from three to four years. Stock based compensation expense for those shares is being recognized over their respective vesting periods.

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

Upon a determination that a performance goal or goals have been achieved for a fiscal year, 50% of the shares related to achieving that performance goal or goals vest immediately and the remaining 50% vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

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

At September 30, 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal. However, based on the actual OI achieved in fiscal 2015 and fiscal 2016, we did not achieve Intermediate Performance Goal #2 through 2016.

Based on the record level of OI achieved in fiscal 2017, a determination was made that the Company had achieved the Maximum Performance Goal in fiscal 2017 and therefore in accordance with the terms of the LTIP, 50% of the shares attributable to Performance Goals #2, #3, and the Maximum Performance Goal vested at the determination date and the remaining 50% of the shares will vest on June 30, 2018.

Through the nine months ended March 31, 2017, it was only considered probable that we would achieve Performance Goal #2 and therefore in the fourth quarter of fiscal 2017, we recognized non-cash stock-based compensation expense related to Performance Goal #3 and the Maximum Performance Goal of $3,576,000, which included a catch-up expense of $3,339,000, representing expense required to be recognized from the service inception dates of the shares attributable to Performance Goal #3 and the Maximum Performance Goal through March 31, 2017. As a result, LTIP related stock-based compensation expense was $3,661,000 in fiscal 2017 as compared to $85,000 in fiscal 2016.

The Company recognized total stock-based compensation related to both service-based and performance-based restricted shares of $4,025,000, $596,000, and $2,239,000, in fiscal years ended June 30, 2017, 2016, and 2015, respectively. See Results of Operations: Stock-Based Compensation Expense below for additional information on stock-based compensation expense.

Capitalized Software. In fiscal years 2017, 2016, and 2015, we capitalized approximately $1,045,000, $752,000, and $441,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2017, 2016, and 2015, we recorded approximately $480,000, $272,000, and $122,000, respectively, as amortization expense related to such capitalized software projects.

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

The Company recognized income tax provisions of approximately $4.7 million, in each of the three years ended June 30, 2015 to 2017.

Accrual for Losses on Discontinued Facility Leases. As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases. At December 31, 2015 one of the facility obligations, related to our discontinued jewelry business had expired. At June 30, 2017, our remaining obligation in respect of the remaining facility totaled approximately $241,000.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	38.3%	37.6%	37.4%
Gross profit	61.7%	62.4%	62.6%
Operating expenses:
Selling and marketing expenses	13.3%	14.2%	14.4%
General & administrative expenses	29.6%	27.9%	28.6%
Total operating expenses	42.9%	42.1%	43.0%
Operating income	18.8%	20.3%	19.6%
Interest and other income, net	0.1%	(0.1)%	-
Income before provision for income taxes	18.9%	20.2%	19.6%
Provision for income taxes	6.8%	7.7%	7.6%
Income from continuing operations	12.1%	12.5%	12.0%
Income (loss) from discontinued operations	-	-	-
Net income	12.1%	12.5%	12.0%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, consisting of coins, trading cards and autographs and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club; and fees generated from promoting, managing and operating collectibles conventions. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2017, 2016 and 2015 between authentication and grading services revenues, other related services (in the thousands):

					2017 vs. 2016
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$62,260	88.7%	$52,650	86.4%	$9,610	18.3%
Other related services	7,898	11.3%	8,304	13.6%	(406)	(4.9% )
Total service revenues	70,158	100.0%	60,954	100.0%	9,204	15.1%

					2016 vs. 2015
	2016		2015		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$52,650	86.4%	$53,132	86.1%	$(482)	(0.9%	)
Other related services	8,304	13.6%	8,552	13.9%	(248)	(2.9%	)
Total service revenues	60,954	100.0%	61,684	100.0%	$(730)	(1.2%	)

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in each of the periods presented below (in the thousands):

					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$47,544	67.8%	$40,205	66.0%	$7,339	18.3%	709,600	29.9%
Cards and Autographs(1)	17,926	25.5%	15,911	26.1%	2,015	12.7%	28,800	1.7%
Other (2)	4,688	6.7%	4,838	7.9%	(150)	(3.1% )	-	-
	$70,158	100.0%	$60,954	100.0%	9,204	15.1%	738,400	18.0%

					2016 vs. 2015
	2016		2015		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	Percent	Number	Percent
Coins	$40,205	66.0%	$42,060	68.2%	$(1,855)	(4.4% )	304,500	14.7%
Cards and Autographs(1)	15,911	26.1%	14,925	24.2%	986	6.6%	22,200	1.3%
Other (2)	4,838	7.9%	4,699	7.6%	139	3.0%	-	-
	$60,954	100.0%	$61,684	100.0%	$(730)	(1.2)%	326,700	8.7%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com and the Expos trade show and convention business and sales of product.

For the fiscal year 2017, our total service revenues increased by $9,204,000 or 15.1%, to an annual record of $70,158,000 and included record second, third and fourth quarter revenues. The total increase of $9,204,000 was attributable to a $9,610,000, or 18.3%, increase in authentication and grading fees, partially offset by a decrease of $406,000, or 4.9%, in other related services. The increase in authentication and grading fees was attributable to a $7,794,000, or 20.5% increase in coin fees and a $1,816,000, or 12.4%, increase in cards and autograph fees.

The increases in coin authentication and grading fees in fiscal 2017 reflected (i) higher world coin fees of $4,407,000 or 72.0%, resulting in record world coin fees, which is inclusive of higher fees generated in China (ii) higher US generated vintage coin fees of $2,198,000 or 17.8% in, resulting in record annual vintage coins revenues (iii) higher US modern fees of $1,499,000 or 12.4%, which included record revenues for modern coins in the third quarter of fiscal 2017, partially offset by lower coin trade show revenues of $310,000 or 4.1%, representing less revenue per show in fiscal 2017 as compared to fiscal 2016.

Due to the increase in our coin authentication and grading revenues in fiscal 2017, our coin business represented approximately 68% of total service revenues in that period, as compared to 66% of total service revenues in fiscal 2016, reflecting the continued importance of and our dependence on our coin authentication and grading business to our overall financial performance.

As discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin revenues can be volatile.

Revenues from our trading cards and autographs business continued to show consistent growth with a revenue increase of 12.7% in fiscal 2017 for that business as compared to fiscal 2016. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 27 of the last 28 quarters.

The record revenues generated in fiscal 2017 as discussed above, included record revenues of approximately $6.6 million in China. As previously discussed in our fiscal 2017 quarterly filings, the level of our China revenues will vary depending upon the success of one of our Chinese customer’s coin marketing programs in the banking channels in China. Our expectation is that, over-time we will generate a higher level of revenues in China and reduce our dependence on revenues from any individual customer, however, it is uncertain as to the level of revenues to expect in China on a quarterly or annual basis. With respect to the United States, at this time, we continue to see strong momentum, although it remains uncertain as to the level of revenues we will generate in fiscal 2018.

The reductions in other related services in the fiscal 2017, primarily reflects the previously disclosed decision to eliminate the subscription fees previously charged for access to our CoinFacts website in the second half of fiscal 2016.

Fiscal 2016 vs. 2015. In fiscal 2016, our total service revenues were essentially flat, with services revenues of $60,954,000 as compared to $61,684,000 in fiscal 2015.

In fiscal 2016, authentication and grading fees decreased by $482,000, or 0.9%, and other related service revenues decreased by $248,000 or 2.9%. The decrease in authentication and grading fees was attributable due to a $1,378,000, or 3.5% decrease in coin fees that were partially offset by an increase of $896,000, or 6.5%, increase in cards and autograph fees.

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

The reduction in other related services in fiscal 2016, primarily reflected the Company’s decision to eliminate, effective January 2016, the subscriptions fees that we had previously charged customers to access our CoinFacts.

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

Set forth below is information regarding our gross profit and gross profit margins in the fiscal years ended June 30, 2017, 2016 and 2015:

	Fiscal Year Ended June 30,
	2017	2016	2015
Gross profit	$43,311	$38,052	$38,631
Gross profit margin	61.7%	62.4%	62.6%

Fiscal 2017 vs. 2016. As indicated in the above table our gross profit margin was 61.7% in fiscal 2017 as compared to 62.4% in fiscal 2016. As discussed under our Critical Policy and Estimates, both fiscal 2017 and 2016 benefited from adjustments to warranty reserves. Excluding the warranty benefits, the gross profit margin would have been about the same in both years. In addition, as discussed in prior reports, there can be variability in the services gross profit margin due to the mix of revenues in any period. During the three years ended June 30, 2017, our quarterly services gross profit varied between 59% and 65%.

Fiscal 2016 vs. 2015. As indicated in the above table, our gross profit margin was 62.4% for fiscal 2016, as compared to 62.6% for fiscal 2015. Excluding the warranty benefit, of $658,000 in fiscal 2016 our services gross profit would have been approximately 60.4% for the second half of fiscal 2016, which reflected in the more competitive programs we introduced, effective January 1, 2016, for modern coins.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs.

The following table sets forth selling and marketing expenses that we incurred in fiscals 2017, 2016 and 2015 (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Selling and marketing expenses	$9,333	$8,635	$8,896
As a percentage of net revenues	13.3%	14.2%	14.4%

Fiscal 2017 vs. 2016. Selling and marketing expenses declined to 13.3% of net revenues in fiscal 2017, as compared to 14.2% in the fiscal 2016. In absolute dollars, selling and marketing expenses increased by $698,000 in fiscal 2017 primarily due to (i) increased marketing and business development payroll and incentive costs of $651,000, attributable to the growth of our coin businesses in China and Hong Kong and increases in general marketing activities in the United States (ii) increased trade show and travel costs of $439,000 in support of U.S. trade show authentication and grading activities and the growth of our businesses in China and Hong Kong and (iii) general marketing cost increases. Those increases were partially offset by a reduction of $574,000 in promotional costs for Collectors.com in fiscal 2017 as compared to fiscal 2016.

Fiscal 2016 vs. 2015. Selling and marketing expenses represented 14.2% of net revenues in fiscal 2016 as compared to 14.4% in fiscal 2015. The $261,000 reduction in selling and marketing expenses in fiscal 2016, as compared to fiscal 2015, primarily, included decreased business development costs of $846,000 in the fiscal 2016, including lower incentives due to the resignation of our Vice President of Business Development partially offset by increased selling and marketing expenses of $621,000 for our Collectors.com launch and roll-out.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting, information technology and, facilities management, depreciation, amortization and other miscellaneous expenses. G&A expenses also include non-cash stock-based compensation costs, arising from the grant or vesting of stock awards to general and administrative personnel and outside directors.

The following table sets forth G&A expenses that we incurred in fiscals 2017, 2016 and 2015 (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
General & administrative expenses	$20,754	$17,047	$17,627
As a percentage of net revenues	29.6%	27.9%	28.6%

Fiscal 2017 vs. 2016. G&A expenses increased to 29.6% of revenues in the fiscal 2017, as compared to 27.9% in the fiscal 2016. In absolute dollars, G&A expenses increased by $3,707,000 in the fiscal 2017 as compared to fiscal 2016, primarily related to (i) a $3,424,000 increase in non-cash stock based compensation expense, as discussed below and (ii) bonus and incentive increases of $712,000 due to the improved financial performance of the business. These increases were partially offset by lower legal costs of approximately $422,000 mainly due to the resolution of litigation in fiscal 2017.

Fiscal 2016 vs. 2015. G&A expenses represented 27.9% of net revenues in fiscal 2016 as compared to 28.6% of net revenues in fiscal 2015. The decrease in G&A expenses of $580,000 in fiscal 2016, as compared to fiscal 2015, was primarily due to lower G&A non-cash stock based compensation of $1,617,000, as discussed below, partially offset by higher G&A costs for Collectors.com of $837,000.

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense that is attributable to grants or the vesting of restricted stock. Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) sales and marketing expenses, in the case of stock granted to employees whose costs are classified as sales and marketing personnel and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel.

The following table sets forth the stock-based compensation expense we recognized in fiscal 2017, 2016 and 2015 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2017	2016	2015
Cost of grading, authentication and related services	$-	$36	$45
Sales and Marketing	72	31	48
General and administrative expenses	3,953	529	2,146
	$4,025	$596	$2,239

For shares that are subject to financial performance goals for vesting to occur, the amount of stock-based compensation recognized in any period can vary depending upon management’s assessment as to whether it has become probable that the Company will achieve performance goals under the LTIP and the time periods in which those goals are expected to be achieved. When it becomes probable that a performance goal will be achieved, there is a catch-up of stock-based compensation expense in that period reflecting the expense required to be recognized from the service inception date through the period when it became probable that the goal would be achieved, resulting in higher expense in that period. Thereafter, stock-based compensation expense is recognized over the expected remaining service period to vesting.

In fiscal 2017 the increase in stock-based compensation of $3,429,000 arose primarily due to a determination that the Company had achieved the Maximum Performance Goal in 2017, which resulted in total stock based compensation of $3,695,000 being recognized in the fourth quarter of fiscal 2017. See Critical Accounting Policies and Estimates: Stock-Based Compensation- Fiscal 2013 Long-Term Performance-based Equity Incentive Program.

In fiscal 2016, the reduction of $1,643,000 in stock-based compensation as compared to fiscal 2015, primarily related to lower stock-based compensation expense recognized for LTIP related shares due to (i) the Threshold and Performance Goal #1 shares being fully vested at June 30, 2015 (and therefore, there was no expense required to be recognized for those shares in fiscal 2016) whereas in fiscal 2015, expense of $450,000, was required to be recognized and (ii) lower expense $1,075,000 in fiscal 2016, required to be recognized for the Performance Goal #2 shares, as it was originally expected that Performance Goal #2 would be achieved in fiscal 2015.

A total of $857,000 of stock-based compensation expense related to unvested equity awards remained unrecognized as of June 30, 2017, based on the assumption that the holders of those awards would remain in the Company’s service through fiscal 2020 and having achieved the Maximum Performance Goal, all shares granted under the Company’s LTIP will vest on June 30, 2018. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2018	$738
2019	90
2020	29
Total	$857

The $857,000 of unrecognized compensation expense does not include any expense that would result from the grant of any additional equity awards in future periods.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. The following table compares the interest income we earned on our cash balances in the fiscal years ended June 30, 2017, 2016 and 2015, (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Interest income (expense), net	$(1)	$22	$38

Due to the continued low interest rates prevailing in all periods, interest income, was $15,000, $22,000, and $38,000, in fiscal 2017, 2016, and 2015, respectively. Interest expense of $16,000 recognized in fiscal 2017 related to amortization of loan arrangement fees incurred in connection with the Company obtaining, in January 2017, a $10 million revolving bank line of credit.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2017	2016	2015
Provision for income taxes	$4,718	$4,720	$4,682

The income tax provisions of $4,718,000, $4,720,000, and $4,682,000, in fiscals 2017, 2016 and 2015, respectively, represented estimated annual effective tax rates, as adjusted for valuation allowances for foreign losses, of approximately 36%, 38%, and 39%, respectively. The effective tax rate for fiscal 2017 reflects the release of valuation allowances for prior year losses in China, which reduced the rate by approximately 2%. In addition, our annual effective tax rate assumes the repatriation of foreign earnings.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2017	2016	2015
Income (losses) from discontinued operations, (net of income taxes)	$(7)	$41	$17

The income (losses) from discontinued operations (net of income taxes), reflects ongoing pre-tax accretion expenses of $24,000, $47,000, and $77,000, in fiscal years 2017, 2016 and 2015, respectively, recognized in connection with the Company’s ongoing obligations for the New York City facilities, formerly occupied by its discontinued jewelry businesses. In fiscal 2016, the lease for one of those facilities expired at which time, we recognized a pre-tax credit of approximately $84,000 for excess lease accruals. In addition, we realized pre-tax trademark license income of $40,000, $38,000, and $118,000, in fiscal 2017, 2016 and 2015, respectively, partially offset in fiscal 2017 by professional fees. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.”

Quarterly Results of Operations and Seasonality

The following tables present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2015 and ending on June 30, 2017. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season. As discussed under “Net Revenues” there can be volatility in coin revenues due to general market conditions that will impact the level of coin revenues in a given quarter. However, revenues actually increased in the second quarter of fiscal 2017 as compared to the first quarter of fiscal 2017 due mainly to a higher level of revenue generated in China.

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

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2015	Dec.31, 2015	Mar.31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017
Statement of Operations Data:
Net revenues	$14,618	$12,636	$17,329	$16,371	$15,748	$17,862	$18,596	$17,952
Cost of revenue (i)	5,147	5,010	6,288	6,457	6,138	6,475	7,365	6,869
Gross profit	9,471	7,626	11,041	9,914	9,610	11,387	11,231	11,083
Operating Expenses:
SG&A expenses(ii)	6,276	5,937	6,636	6,833	6,836	6,876	6,522	9,853
Operating income	3,195	1,689	4,405	3,081	2,774	4,511	4,709	1,230
Interest and other income, net	(26)	(15)	3	(13)	24	(96)	13	69
Income before provision for income taxes	3,169	1,674	4,408	3,068	2,798	4,415	4,722	1,299
Provision for income taxes	1,226	679	1,695	1,120	1,210	1,491	1,765	252
Income from continuing operations	1,943	995	2,713	1,948	1,588	2,924	2,957	1,047
Income (loss) from discontinued operations, (net of income taxes)	(12)	(6)	65	(6)	(7)	(2)	6	(4)
Net income	$1,931	$989	$2,778	$1,942	$1,581	$2,922	$2,963	$1,043
Net income per basic share:
From continuing operations	$0.23	$0.12	$0.32	$0.23	$0.19	$0.34	$0.35	$0.12
From discontinued operations, (net of income taxes)	-	-	0.01	-	-	-	-	-
Net income per share	$0.23	$0.12	$0.33	$0.23	$0.19	$0.34	$0.35	$0.12
Net income per diluted share:
From continuing operations	$0.23	$0.12	$0.32	$0.23	$0.19	$0.34	$0.35	$0.12
From discontinued operations, (net of income taxes)	-	-	-	-	(0.01)	-	-	-
Net income per share	$0.23	$0.12	$0.32	$0.23	$0.18	$0.34	$0.35	$0.12
Weighted average shares outstanding
Basic	8,434	8,441	8,447	8,459	8,474	8,478	8,482	8,486
Diluted	8,534	8,549	8,549	8,548	8,561	8,578	8,569	8,811

	Quarter Ended (In thousands)
	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017
Selected Operating Data:
Units authenticated or graded
Coins	433	444	815	680	599	919	828	735
Trading cards and autographs	441	390	437	459	437	418	446	455
Total	874	834	1,252	1,139	1,036	1,337	1,274	1,190

(i)

Cost of revenues in the third quarter of fiscal 2016 and the fourth quarter of fiscal 2017, benefited by approximately $656,000 and $405,000, respectively, from re-evaluations of the Company’s warranty reserves. See Critical Accounting Policies and Estimates: Grading Warranty Costs.

(ii)

G&A expenses in the fourth quarter of fiscal 2017, includes non-cash stock based compensation of approximately $3.7 million, resulting from the Company achieving the Maximum Performance Goal. See Critical Policies and Estimates: Fiscal 2013 Long-Term Performance Based Equity Incentive Program.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2017, we had cash and cash equivalents of $9,826,000 as compared to $11,967,000 at June 30, 2016 and $17,254,000 at June 30, 2015.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading. In January 2017, we obtained a $10 million revolving bank line of credit to provide an additional source of cash for our businesses. See below.

Cash Flows.

Cash Flows from Continuing Operations. In the fiscal years ended June 30, 2017, 2016, and 2015, our operating activities from continuing operations generated cash of $12,702,000, $9,172,000, and $11,219,000, respectively. The increase in cash provided by operating activities in fiscal 2017 as compared to fiscal 2016, reflects increased operating income before non-cash stock-based compensation, of $17,249,000 in fiscal 2017 as compared to $12,966,000 in fiscal 2016. That increase of $4,283,000 was adjusted for working capital changes, primarily reflecting an increase in inventory related to our China operation. The decrease in cash provided by operating activities in fiscal 2016 as compared to fiscal 2015 reflected lower operating income before non-cash stock based compensation of $12,966,000 in fiscal 2016, as compared to $14,347,000 in fiscal 2015 and working capital changes, primarily reflecting an increase in accounts receivable due to the timing of receipts in fiscal 2016.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $518,000, $440,000, and $615,000, in fiscal years ended June 30, 2017, 2016, and 2015, respectively, related primarily to the payment of ongoing obligations for the New York facilities. As discussed under Outstanding Financial Obligations: Discontinued Operations below, obligations for one of the facilities expired during fiscal 2016.

Cash Used in Investing Activities. In the fiscal years ended June 30, 2017, 2016, and 2015, investing activities used net cash of $2,413,000, $2,011,000, and $1,340,000, respectively, primarily for capital expenditures for IT and authentication and grading equipment and capitalized software costs.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2017, and 2016, financing activities used net cash of $11,912,000, and $12,008,000, respectively, for the payment of cash dividends to stockholders. In fiscal 2015, financing activities used $11,919,000 of which $11,361,000 was used to pay cash dividends to stockholders and $558,000 was used to buyback shares to satisfy tax withholding obligations for employee vested shares.

Overall, the Company used cash of $2,141,000, $5,287,000 and $2,655,000 in fiscal 2017, 2016 and 2015, respectively.

Outstanding Financial Obligations

Continuing Operations

On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease (as amended) pursuant to which the Company will be leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. The term of this new lease will be approximately 10 years and 10 months, commencing on the completion of tenant improvements, which are expected to be completed on or about December 1, 2017. The Company will be entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord will contribute approximately $2.8 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

At June 30, 2017, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2018	$1,933	$87	$1,846
2019	2,099	66	2,033
2020	1,463	-	1,463
2021	1,396	-	1,396
2022	1,349	-	1,349
Thereafter	9,453	-	9,453
	$17,693	$153	$17,540

Discontinued Operations

At December 31, 2015, one of the facility obligations, related to our discontinued jewelry business expired. At June 30, 2017, the remaining financial obligation for the second facility in New York City, that had been occupied by our discontinued jewelry authentication and grading businesses that expires on December 31, 2017, is as follows (in thousands):

Year Ending June 30,	Remaining Obligation
2018	$245

Less: Discounted estimated fair value of minimum lease payments	(241)
Accretion expense to be recognized in 2018	$4

These cash payment obligations are to be paid on a monthly basis in accordance with the above schedule.

With the exception of these lease obligations for continuing and discontinued operations, we do not have any material financial obligations, such as long-term debt or capital lease or purchase obligations.

Dividends. Since the third quarter of fiscal 2015, our dividend policy has been to pay $0.35 per share per quarter up from $0.325 in prior quarters. As a result, we paid dividends of $11,912,000, $12,008,000, and $11,361,000, in fiscals 2017, 2016, and 2015, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no share repurchases under this program in fiscals 2017, 2016 and 2015. At June 30, 2017, we have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses and Sources of Cash. New Credit Line. As discussed under note 8 to the consolidated financial statements contained elsewhere in this Annual Report, on January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million.

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. There were no borrowings under the line of credit at June 30, 2017.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings (if any) under our recently obtained line of credit, (i) to introduce new collectibles related services and initiatives for our existing customers and new customers (ii) to fund the international expansion of our business; (iii) to fund capital expenditures, (including expenditures for our new corporate headquarters) and working capital requirements; (iv) to fund acquisitions; (v) to fund the payment of cash dividends; (vi) to pay the remaining obligations for the facility formerly occupied by our discontinued jewelry businesses; and (vii) for other general corporate purposes.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts.

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

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019. The guidance is not expected to have a material effect on the Company’s financial statements.

In May 2017, FASB issued ASU 2017-09 on Compensation-Stock Compensation which provides guidance about which changes to the terms and conditions of a share based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The guidance should be applied prospectively to an award modified on or after the adoption date.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2017, we had approximately $9,826,000 in cash and cash equivalents, of which approximately $4,319,000 was invested in money market accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. Our overseas operations are not significant but when considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $2,526,000 at June 30, 2017, of which $1,803,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collectors Universe Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

August 31, 2017

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,826	$11,967
Accounts receivable, net of allowance of $77 in 2017 and $35 in 2016	3,615	3,883
Inventories, net	2,722	1,835
Prepaid expenses and other current assets	1,661	1,273
Total current assets	17,824	18,958

Property and equipment, net	3,163	2,839
Goodwill	2,083	2,083
Intangible assets, net	2,183	1,762
Deferred income tax assets	2,864	2,229
Other assets	413	240
Non-current assets of discontinued operations	79	79
	$28,609	$28,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,660	$2,728
Accrued liabilities	1,652	2,491
Accrued compensation and benefits	4,373	3,414
Income taxes payable	664	782
Deferred revenue	2,676	2,563
Current liabilities of discontinued operations	391	619
Total current liabilities	12,416	12,597

Deferred rent	276	381
Non-current liabilities of discontinued operations	-	217

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 8,921in 2017 and 8,898 in 2016	9	9
Additional paid-in capital	84,948	80,642
Accumulated deficit	(69,040)	(65,656)
Total stockholders’ equity	15,917	14,995
	$28,609	$28,190

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2017	2016	2015

Grading, authentication and related services revenues	$70,158	$60,954	$61,684
Cost of grading, authentication and related services	26,847	22,902	23,053
Gross profit	43,311	38,052	38,631
Operating expenses:
Selling and marketing expenses	9,333	8,635	8,896
General and administrative expenses	20,754	17,047	17,627
Total operating expenses	30,087	25,682	26,523
Operating income	13,224	12,370	12,108
Interest income, net	(1)	22	38
Other income (expense), net	11	(73)	(80)
Income before provision for income taxes	13,234	12,319	12,066
Provision for income taxes	4,718	4,720	4,682
Income from continuing operations	8,516	7,599	7,384
Income (loss) from discontinued operations, (net of income taxes)	(7)	41	17
Net income	$8,509	$7,640	$7,401

Net income per basic share:
Income from continuing operations	$1.00	$0.90	$0.88
Income (loss) from discontinued operations, (net of income taxes)	-	-	0.01
Net income per share	$1.00	$0.90	$0.89

Net income per diluted share:
Income from continuing operations	$0.99	$0.89	$0.87
Income (loss) from discontinued operations, (net of income taxes)	-	-	-
Net income per share	$0.99	$0.89	$0.87

Weighted average shares outstanding:
Basic	8,480	8,445	8,345
Diluted	8,630	8,545	8,518
Dividends declared per common share	$1.40	$1.40	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	8,861	$9	$78,011	$(57,380)	$20,640
Exercise of stock options	12	-	-	-	-
Forfeiture of restricted stock	(27)	-	(558)	-	(558)
Stock-based compensation – restricted stock	36	-	2,239	-	2,239
Excess tax benefits related to stock-based compensation	-	-	156	-	156
Net income	-	-	-	7,401	7,401
Dividends paid and accrued	-	-	-	(11,409)	(11,409)
Balance at June 30, 2015	8,882	9	79,848	(61,388)	18,469
Stock-based compensation – restricted stock	16	-	596	-	596
Excess tax benefits related to stock-based compensation	-	-	198	-	198
Net income	-	-	-	7,640	7,640
Dividends paid and accrued	-	-	-	(11,908)	(11,908)
Balance at June 30, 2016	8,898	9	80,642	(65,656)	14,995
Stock-based compensation – restricted stock	23	-	4,025	-	4,025
Excess tax benefits related to stock-based compensation	-	-	281	-	281
Net income	-	-	-	8,509	8,509
Dividends paid and accrued	-	-	-	(11,893)	(11,893)
Balance at June 30, 2017	8,921	$9	$84,948	$(69,040)	$15,917

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,509	$7,640	$7,401
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) Loss from discontinued operations	7	(41)	(17)
Depreciation and amortization expense	1,665	1,528	1,293
Stock-based compensation expense	4,025	596	2,239
Provision for bad debts	45	5	8
Provision for inventory write-down	244	168	336
Provision for warranty	302	(145)	535
Loss (gain) on sale of property and equipment	5	5	19
Changes in operating assets and liabilities:
Accounts receivable	223	(1,480)	(391)
Inventories	(1,132)	(384)	(67)
Prepaid expenses and other	(388)	(333)	427
Deferred income taxes	(354)	1,513	533
Other assets	(172)	(5)	146
Accounts payable and accrued liabilities	(1,125)	420	(604)
Accrued compensation and benefits	958	(476)	(249)
Income taxes payable	(118)	260	(327)
Deferred revenue	113	(58)	(24)
Deferred rent	(105)	(41)	(39)
Net cash provided by operating activities of continuing operations	12,702	9,172	11,219
Net cash used in operating activities of discontinued operations	(518)	(440)	(615)
Net cash provided by operating activities	12,184	8,732	10,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,410)	(1,299)	(777)
Capitalized software development costs	(1,045)	(752)	(441)
Proceeds from sale of property and equipment	-	-	19
Patents and other intangibles	(15)	(13)	(57)
Proceeds from sale of business	57	53	116
Purchase of business	-	-	(200)
Net cash used in investing activities	(2,413)	(2,011)	(1,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	(11,912)	(12,008)	(11,361)
Payments for retirement of common stock	-	-	(558)
Net cash used in financing activities	(11,912)	(12,008)	(11,919)
Increase (decrease) in cash and cash equivalents	(2,141)	(5,287)	(2,655)
Cash and cash equivalents at beginning of year	11,967	17,254	19,909
Cash and cash equivalents at end of year	$9,826	$11,967	$17,254

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$5,187	$2,971	$4,556

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2017, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

At June 30, 2017, substantially all of our cash was deposited at one FDIC insured financial institutions. Those deposits exceeded the banks’ FDIC insured deposit limits of approximately $6,680,000 at June 30, 2017. Cash in overseas bank accounts was approximately $2,526,000 at June 30, 2017.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2017 and 2016 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2017 and 2016, the Company had funds of approximately $4,300,000, and $7,600,000 respectively, in money market accounts and money market funds.  In addition, at June 30, 2017 and 2016, the Company had approximately $5,500,000 and $4,300,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of our accounts receivable are due from collectibles dealers.  At June 30, 2017, one individual customer’s account receivable exceeded 10% of the Company’s total gross accounts receivable balance. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $77,000 and $35,000 at June 30, 2017 and June 30, 2016, respectively. Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 68%, 66%, and 68% of our net revenues in the years ended June 30, 2017, 2016 and 2015, respectively. In fiscal 2017, 2016 and 2015, five customers accounted for 18%, 16%, and 17% of our net authentication and grading services, respectively.

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

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $977,000, and $739,000 at June 30, 2017 and 2016, respectively. It is possible that our estimates of market value could change in the near term due changes in to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We consider qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” defined as an operating segment of an entity that contains goodwill, is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying values in the consolidated statements of operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2017.

Capitalized Software

   Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2017 and 2016, we had capitalized software costs of approximately $5,326,000 and $4,281,000 respectively, as capitalized software and recognized related accumulated amortization expense of $3,741,000 and $3,261,000, respectively. During fiscal years 2017, 2016 and 2015, the Company recorded amortization expense for capitalized software of approximately $479,000, $272,000, and $122,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. Fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimate of the business risks. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011; the tradename is being amortized over a period of 10 years. No impairment loss was recorded in fiscals 2015 to 2017.

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

With respect to our Expos trade show business, we recognize fees earned from promoting, managing and operating the show in the periods in which the shows take place.

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

We recognized Certified Coin Exchanges subscription revenues ratably over the relevant subscription period. Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites. Click-through commissions earned through our website from third party affiliate programs are recognized in the period that the commissions relate to.

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

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements using improved operational systems, which enabled us to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. We concluded that, although there is no time limitation on our warranty obligation, the majority of our warranty claims arise within five years of the coin being authenticated and graded by us. Therefore, we deemed it appropriate to reduce our warranty reserves, which resulted in a warranty credit of $145,000 in fiscal 2016 as compared to a warranty expense of $535,000 in fiscal 2015. In the fourth quarter of fiscal 2017, we reviewed the adequacy of our warranty reserves, based on warranty payments over the five years ended June 30, 2017 and changes in the mix of coins authenticated and graded since March 31, 2016. This review resulted in a reduction in our warranty reserve of $405,000 in the fourth quarter of fiscal 2017. See Note 7 below to these consolidated financial statements for activity in our warranty reserve. Net warranty expense recognized was $302,000, ($145,000) and $535,000 in fiscal 2017, 2016 and 2015, respectively. Our warranty reserves were $834,000 and $892,000 at June 30, 2017 and 2016, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $328,000, $725,000, and $401,000 in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Foreign Currency

The Company has determined that the U.S. dollar is the functional currency for its French branch office and its Hong Kong and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of those foreign operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income for the respective current periods, were not material.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of an equity-incentive award, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition is probable, and it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares can vest in future periods, management will extend the period over which the remaining expense would be recognized. If the shares ultimately fail to vest, or management concludes that it is not probable the share will vest, then all expense previously recognized with respect to the performance condition would be reversed.

We recognized stock-based compensation expense for service-based stock option awards, using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2015 through 2017 and all options previously granted had become fully vested and had been fully expensed by June 30, 2012.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the exercise of all outstanding stock options and other dilutive securities. However, options with exercise prices that exceed the average market price of the Company’s common shares for the period for which the calculation of diluted net income per share was made, were disregarded because they would be anti-dilutive in their effect.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2017	2016	2015
Income from continuing operations	$8,516	$7,599	$7,384
Income (loss) from discontinued operations (net of income taxes)	(7)	41	17
Net income	$8,509	$7,640	$7,401

Net income per basic share:
From continuing operations	$1.00	$0.90	$0.88
From discontinued operations (net of income taxes)	-	-	0.01
Net income per share	$1.00	$0.90	$0.89

Net income per diluted share:
From continuing operations	$0.99	$0.89	$0.87
From discontinued operations (net of income taxes)	-	-	-
Net income per share	$0.99	$0.89	$0.87

Weighted-average shares outstanding:
Basic	8,480	8,445	8,345
Effect of dilutive shares	150	100	173
Diluted	8,630	8,545	8,518

In the years ended 2016 and 2015 approximately 267,000 and 263,000 performance-based restricted shares were excluded from the computation of diluted earnings per share, respectively, because we had not reached the Performance Goals for those shares to vest. At June 30, 2017 there were no restricted shares excluded from the computation, as we have achieved the Maximum Performance Goal under the Company’s LTIP.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts.

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

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019. The guidance is not expected to have a material effect on the Company’s financial statements.

In May 2017, FASB issued ASU 2017-09 on Compensation-Stock Compensation which provides guidance about which changes to the terms and conditions of a share based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The guidance should be applied prospectively to an award modified on or after the adoption date. The guidance is not expected to have a material effect on the Company’s financial statements.

3.	Discontinued Operations

During fiscal 2009, the Board of Directors authorized the divesture and sale of the jewelry businesses and the currency grading business, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2017 and 2016. The Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015 present the results of operations as discontinued operations of these businesses and the Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015 segregate the cash flows from discontinued operations from all other cash flow activities.

In fiscal 2009, the Company recorded loss accruals of $3,925,000 in connection with two leased facilities for its discontinued jewelry businesses that were leased through December 31, 2015 and 2017, respectively. The remaining obligations at June 30, 2017 and 2016 totaled approximately $241,000 and $687,000, respectively, all of which is classified as a current liability, in the Company’s consolidated balance sheet at June 30, 2017. We will continue to review and, if necessary, make adjustments to the accrual on a quarterly basis.

The operating results of the discontinued businesses, which are included in the accompanying Consolidated Statements of Operations, were not material. At June 30, 2017 and 2016, the net liabilities of discontinued operations consist primarily of the above-described lease obligations payable through December 31, 2017.

4.	Inventories

Inventories consist of the following (in thousands):

	June 30,
	2017	2016
Coins	$458	$437
Other collectibles	391	292
Grading raw materials consumable inventory	2,850	1,845
	3,699	2,574
Less inventory reserve	(977)	(739)
	$2,722	$1,835

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

5.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2017	2016
Coin reference sets	$263	$263
Computer hardware and equipment	2,916	2,777
Computer software	1,276	1,202
Equipment	6,063	5,134
Furniture and office equipment	1,177	1,116
Leasehold improvements	1,316	1,138
Trading card reference library	52	52
	13,063	11,682
Less accumulated depreciation and amortization	(9,900)	(8,843)
Property and equipment, net	$3,163	$2,839

Depreciation and amortization expense relating to property and equipment for fiscal 2017, 2016 and 2015 was $1,069,000, $968,000, and $883,000, respectively.

6.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2017, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

In fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a 10 year period. At June 30, 2017, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2017	2016
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2017 and 2016, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2017 and 2016 (in thousands):

	As of June 30, 2017			As of June 30, 2016
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(740)	$-	$740	$(703)	$37
Patents and Trademarks	131	(27)	104	159	(21)	138
	871	(767)	104	899	(724)	175
Expos Unlimited:
Auctioneer relationships	150	(150)	-	150	(150)	-
Covenant not to compete	130	(130)	-	130	(130)	-
Customer database	230	(230)	-	230	(230)	-
Tradename	280	(168)	112	280	(140)	140
	790	(678)	112	790	(650)	140
CCE:
Customer lists	676	(533)	143	676	(488)	188
Capitalized Software	5,326	(3,741)	1,585	4,281	(3,261)	1,020
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
CCE:CoinNexus(IQ)	200	-	200	200	-	200
	$7,902	$(5,719)	$2,183	$6,885	$(5,123)	$1,762

Amortization expense was $600,000, $560,000, and $410,000, for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2018	822
2019	626
2020	396
2021	49
2022	13
Thereafter	38
$1,944

The weighted average amortization period remaining as of June 30, 2017, is approximately 3 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
	(in years)
Website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

7.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2017	2016
Warranty reserve	$834	$892
Professional fees	84	484
Other	734	1,115
	$1,652	$2,491

Warranty reserve activity and balances related to fiscal years 2017, 2016 and 2015, were as follows
(in thousands):

Warranty reserve at June 30, 2014	$1,569
Charged to cost of revenues	535
Payments	(612)
Warranty reserve at June 30, 2015	1,492
Charged to cost of revenues	511
Change in estimate	(656)
Payments	(455)
Warranty reserve at June 30, 2016	$892
Charged to cost of revenues	707
Change in estimate	(405)
Payments	(360)
Warranty reserve at June 30, 2017	$834

We conducted a detailed review of our warranty reserves in the fourth quarter of fiscal 2017 and the resulting change in estimate reduced warranty expense by $405,000 in that quarter.

8.	Line of Credit

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

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company will be required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million. The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. There were no borrowings under the line of credit at June 30, 2017.

9.	Taxes

For fiscal years ended June 30, 2017, 2016 and 2015, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2017	2016	2015
Domestic operations	$12,388	$12,604	$12,463
Foreign operations	846	(285)	(397)
	$13,234	$12,319	$12,066

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2017	2016	2015
Current:
Federal	$4,623	$3,415	$4,237
State	552	(10)	65
International	178	-	-
	5,353	3,405	4,302
Deferred:
Federal	(492)	1,040	170
State	(58)	275	210
International	(85)	-	-
	(635)	1,315	380
Total provision for income taxes	$4,718	$4,720	$4,682

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2017	2016	2015
Provision at federal statutory rates	$4,632	$4,336	$4,223
State income taxes, net	321	171	179
Meals and entertainment	135	122	135
International	(134)	-	-
Other	(236)	42	57
Excess tax basis of subsidiary	-	-	-
Valuation allowances	-	49	88
	$4,718	$4,720	$4,682

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Stock compensation costs	$1,939	$686
Reserves and accruals	1,083	1,461
Net operating loss carryforward	714	792
Credits	529	624
Intangible assets	-	109
Other	214	91
	4,479	3,763
Less: valuation allowance	(709)	(871)
Total deferred tax assets	3,770	2,892
Deferred tax liabilities:
Property and equipment	(479)	(500)
Intangibles	(181)	-
Other	(246)	(163)
Total deferred tax liabilities	(906)	(663)
Net deferred tax assets	$2,864	$2,229

Realization of the above deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income primarily in France and Hong Kong. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $709,000 and $871,000 at June 30, 2017 and 2016, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files, or will file, income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2014 through June 30, 2016 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2016.

As of June 30, 2017 and June 30, 2016, the Company had $813,000 and $943,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2016) expire in tax year 2025. The Company has foreign net operating loss carryforwards in France and Hong Kong of $1,123,000 and $1,950,000, respectively.

As of June 30, 2017, the liability for income taxes associated with uncertain tax positions was $442,000, including accrued penalties and interest of $154,000. If recognized, $337,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2015	$289
Gross increases for tax positions of prior years
Gross decreases for tax positions of prior years	(1)
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2016	288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2017	$288

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

We have an employee benefit plan that contains a 401(k) salary reduction provision covering all employees who meet the eligibility requirements of the plan. Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit. The Company does not provide any employer-matching contributions.

11.	Stockholders’ Equity

Dividends

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $11,912,000, $12,008,000, and $11,361,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no repurchases of common stock under this program in fiscals 2015, to 2017.

12.	Stock Incentive Plans

On December 9, 2013, the Board of Directors adopted and our stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), which provides for the issuance of up to of 650,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors or consultants to the Company or its subsidiaries. At the time of the adoption of the 2013 Plan, a total of 554,000 of stock options and restricted shares were outstanding under prior plans. In accordance with the terms of the 2013 Plan, in the event any of the stock awards under the prior plans were to terminate or any shares that were subject to outstanding restricted stock grants under the Existing Plans were to be reacquired by the Company, up to a maximum 385,000 of those shares would become available for future grants of stock awards under the 2013 Plan.

Stock Options

Although no options have been granted since fiscal 2007, the only condition for vesting of options was continued employment or service during the specified vesting periods. For employees, usually the vesting period was four years and one year for director awards. The term of an option grant could not exceed ten years. There were no options outstanding at June 30, 2017 and 2016.

The following is a summary of stock option activity in the fiscal year 2015 under the 2006 Plan (in thousands, except per share data):

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2014	50	17.82	to	17.82	17.82
Cancelled	(38)	17.82	to	17.82	17.82
Exercised	(12)	17.82	to	17.82	17.82
Options outstanding at June 30, 2015	-	-		-	-

The total pre-tax intrinsic value of options exercised during fiscal year ended June 30, 2015, was $360,000.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2017, 2016, and 2015, each of our six outside directors was granted restricted service-based stock with grant date fair values of $45,000, $45,000, and $40,000, respectively for a total fair value of $270,000 in each of fiscal 2017 and 2016 and $240,000 in fiscal 2015.

Other Service-Based Awards. In fiscal 2017 and 2015 the Company granted 10,000 and 4,000 service-based restricted shares respectively, with grant date fair values of $209,000 and $86,000, respectively, and with vesting periods ranging from three to four years. Stock based compensation expense for those shares is being recognized over their respective vesting periods.

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

Upon a determination that a performance goal or goals have been achieved for a fiscal year, 50% of the shares related to achieving that performance goal or goals vest immediately and the remaining 50% vest on June 30 of the following fiscal year, provided that the Participant is still in the service of the Company.

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

At September 30, 2014, we concluded that it was probable that the Company would achieve Intermediate Performance Goal #2 by June 30, 2015 and therefore the Company began accruing stock-based compensation expense for that performance goal. However, based on the actual OI achieved in fiscal 2015 and fiscal 2016, we did not achieve Intermediate Performance Goal #2 through 2016.

Based on the level of OI achieved in fiscal 2017, a determination was made that the Company had achieved the Maximum Performance Goal in fiscal 2017 and therefore in accordance with the terms of the LTIP, 50% of the shares attributable to those Performance Goals #2, #3, and the Maximum Performance Goal vested at the determination date and the remaining 50% of the shares will vest on June 30, 2018.

Through the nine months ended March 31, 2017, it was only considered probable that we would achieve Performance Goal #2 and therefore in the fourth quarter of fiscal 2017, we recognized non-cash stock-based compensation expense related to Performance Goal #3 and the Maximum Performance Goal of $3,576,000, which included a catch-up expense of $3,339,000, representing expense required to be recognized from the service inception dates of the shares attributable to Performance Goal #3 and the Maximum Performance Goal through March 31, 2017.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included in:	2017	2016	2015
Cost of grading, authentication and related services	$-	$36	$45
Selling and marketing expenses	72	31	48
General and administrative expenses	3,953	529	2,146
	$4,025	$596	$2,239

A total of $857,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2017, based on the assumption that the holders of the equity awards will remain in the Company’s service through 2020, and that having achieved the Maximum Performance Goal, all shares granted under the Company’s LTIP will vest as of June 30, 2018. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2018	$738
2019	90
2020	29
Total	$857

The $857,000 of unrecognized compensation expense does not include expense that would result from the grant of any additional stock-based compensation awards that may be granted in future periods.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2017, 2016 and 2015 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2014	520	$13.03
Granted	34	21.13
Vested	(96)	13.84
Cancelled	(9)	16.40
Non-vested at June 30, 2015	449	13.40
Granted	16	16.63
Vested	(39)	15.62
Non-vested at June 30, 2016	426	$13.32
Granted	22	20.94
Vested	(17)	18.90
Non-vested at June 30, 2017	431	$13.97

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who is our President, a director and a holder of approximately 5% of our outstanding shares) and Van Simmons (who is a director and a stockholder of the Company) has subleased from the Company, through March 31, 2019, approximately 4,260 square feet of office space in fiscal 2017, 2016 and 2015, located at the Company’s offices in Santa Ana, California, The current rent is consistent with amounts being paid by the Company under its lease agreement. Rent received under the DHRCC sublease, totaled $84,200, $81,800, and $79,400 in fiscal 2017, 2016 and 2015, respectively.

During fiscal years 2017, 2016 and 2015, the Company charged, and DHRCC paid to the Company, advertising fees of approximately $25,500, $30,700, and $29,900, authentication and grading fees of approximately $16,800, $16,300, and $12,200, and the Company paid to DHRCC, approximately $2,800, $4,100, and $96,400, of warranty claims, respectively. During fiscal years 2017, 2016, and 2015 DHRCC attended the Expos Long Beach shows and paid approximately $4,400, $4,200, and $4,200, respectively, in fees to Expos and also paid CCE $6,900, $6,900, and $6,800 in monthly subscription and listing fees.

During fiscal years 2017, 2016, and 2015, David Hall paid approximately $1,600, $6,600, and $13,600, respectively, in authentication and grading fees to us for personally owned trading cards submitted.  Also, an adult member of Mr. Hall’s immediate family (who does not reside with him) paid $2,191,000, $2,038,000, and $1,344,000 in coin authentication and grading fees to us during fiscal years 2017, 2016, and 2015 and owed the Company approximately $268,000 and $92,000 at June 30, 2017 and 2016, respectively, for services provided during those years.

An affiliate of Richard Kenneth Duncan Sr., who until the first quarter of fiscal 2015 was the beneficial owner of more than 5% of our outstanding shares, paid us authentication and grading fees of $775,000, $1,188,000, and $1,024,000 in fiscal 2017, 2016 and 2015, respectively. The amount owed to the Company for these services was approximately $50,000 at June 30, 2017 and $101,000 at June 30, 2016.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. The most significant lease is our corporate headquarters facility lease that expires in March 2019. On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease (as amended) pursuant to which the Company will be leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. The term of this new lease will be approximately 10 years and 10 months, commencing on the completion of tenant improvements, which are expected to be completed on or about December 1, 2017. The Company will be entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord will contribute approximately $2.8 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

  In fiscal 2009, the Company exited its jewelry businesses and accrued the fair value of the remaining minimum lease obligations for two facilities of those businesses. One of the lease obligations expired during fiscal 2016. The remaining balance of the outstanding lease obligation is reported as part of the current liabilities of discontinued operations in the Consolidated Balance Sheet at June 30, 2017. This lease will expire on December 31, 2017.

The Company’s rent expense for its existing occupied facility is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2017, 2016 and 2015 for those operations classified as continuing operations was approximately $2,242,000, $2,060,000, and $1,914,000, respectively.

Continuing Operations

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2017, are as follows (in thousands):

Year Ending June 30,	Gross Payment	Sublease Income	Net
2018	$1,933	$87	$1,846
2019	2,099	66	2,033
2020	1,463	-	1,463
2021	1,396	-	1,396
2022	1,349	-	1,349
Thereafter	9,453	-	9,453
	$17,693	$153	$17,540

Discontinued Operations

At June 30, 2017, the remaining financial obligations for leased facilities, that had been occupied by our discontinued jewelry authentication and grading businesses, that will expire on December 31, 2017, are as follows (in thousands):

Year Ending June 30,	Remaining Obligation
2018	$245
Less: Discounted estimated fair value of minimum lease payments	(241)
Accretion expense to be recognized in 2018	$4

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2017, 2016 and 2015. Net identifiable assets and goodwill are provided by business segment as of June 30, 2017 and 2016.

	Year Ended June 30,
Net revenues from external customers(1):	2017	2016	2015
Coins	$47,545	$40,267	$42,192
Trading cards and autographs	17,926	15,917	14,925
Other	4,687	4,770	4,567
Total revenue	70,158	$60,954	$61,684

Depreciation and Amortization:
Coins	$627	$502	$506
Trading cards and autographs	205	227	203
Other	536	509	335
Total	1,368	1,238	1,044
Unallocated amortization and depreciation	297	290	249
Consolidated amortization and depreciation	$1,665	$1,528	$1,293

Stock-based compensation:
Coins	$982	$80	$445
Trading cards and autographs	476	11	238
Other	318	7	165
Total	1,776	98	848
Unallocated stock-based compensation	2,249	498	1,391
Consolidated stock-based compensation	$4,025	$596	$2,239

Operating income:
Coins	$15,180	$13,048	$13,367
Trading cards and autographs	4,303	3,631	3,090
Other	805	316	1,119
Total	20,288	16,995	17,576
Unallocated operating expenses	(7,064)	(4,625)	(5,468)
Consolidated operating income	$13,224	$12,370	$12,108

(1)	Includes revenues of $ 9.4 million, $5.0 million, and $4.1 million, generated outside the United States in fiscal years 2017, 2016 and 2015, respectively.

	At June 30,
Identifiable Assets:	2017	2016
Coins	$9,128	$7,824
Trading cards and autographs	1,547	1,451
Other	3,198	3,360
Total	13,873	12,635
Unallocated assets	14,736	15,555
Consolidated assets	$28,609	$28,190
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2017 and 2016:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2015	Dec.31, 2015	Mar.31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017
Statement of Operations Data:
Net revenues	$14,618	$12,636	$17,329	$16,371	$15,748	$17,862	$18,596	$17,952
Cost of revenues(1)	5,147	5,010	6,288	6,457	6,138	6,475	7,365	6,869
Gross profit	9,471	7,626	11,041	9,914	9,610	11,387	11,231	11,083
Operating Expenses:
SG&A expenses(2)	6,276	5,937	6,636	6,833	6,836	6,876	6,522	9,853
Operating income	3,195	1,689	4,405	3,081	2,774	4,511	4,709	1,230
Interest and other income, net	(26)	(15)	3	(13)	24	(96)	13	69
Income before provision for income taxes	3,169	1,674	4,408	3,068	2,798	4,415	4,722	1,299
Provision for income taxes	1,226	679	1,695	1,120	1,210	1,491	1,765	252
Income from continuing operations	1,943	995	2,713	1,948	1,588	2,924	2,957	1,047
Income (loss) from discontinued operations, (net of income taxes)	(12)	(6)	65	(6)	(7)	(2)	6	(4)
Net income	$1,931	$989	$2,778	$1,942	$1,581	$2,922	$2,963	$1,043
Net income per basic share:
From continuing operations	$0.23	$0.12	$0.32	$0.23	$0.19	$0.34	$0.35	$0.12
From discontinued operations, (net of income taxes)	-	-	0.01	-	-	-	-	-
Net income per share	$0.23	$0.12	$0.33	$0.23	$0.19	$0.34	$0.35	$0.12
Net income per diluted share:
From continuing operations	$0.23	$0.12	$0.32	$0.23	$0.19	$0.34	$0.35	$0.12
From discontinued operations, (net of income taxes)	-	-	-	-	(0.01)	-	-	-
Net income per share	$0.23	$0.12	$0.32	$0.23	$0.18	$0.34	$0.35	$0.12
Weighted average shares outstanding
Basic	8,434	8,441	8,447	8,459	8,474	8,478	8,482	8,486
Diluted	8,534	8,549	8,549	8,548	8,561	8,578	8,569	8,811

(1)

Cost of revenues in the third quarter of fiscal 2016, and fourth quarter of fiscal 2017 benefited by approximately $656,000 and $405,000, respectively, due to re-evaluations of the Company’s warranty reserves at March 31, 2016 and June 30, 2017, respectively.

(2)	G&A expense in the fourth quarter of fiscal 2017 includes non-cash stock-based compensation of approximately $3.7 million resulting from the Company achieving the Maximum Performance Goal.

17.	Subsequent Events

Dividends

On July 26, 2017, the Company announced its quarterly cash dividend of $0.35 per share of common stock for the first quarter of fiscal 2018. The cash dividend was paid on August 25, 2017 to stockholders of record on August 16, 2017.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged (Credited)	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period
Allowance for doubtful accounts
Year ended June 30, 2015	$26,000	$8,000	$-	$-	$(1,000)	$33,000
Year ended June 30, 2016	$33,000	$4,000	$-	$-	$(2,000)	$35,000
Year ended June 30, 2017	$35,000	$43,000	$	$	$(1,000)	$77,000

Inventory Reserve
Year ended June 30, 2015	$286,000	$-	$336,000	$-	$(9,000)	$613,000
Year ended June 30, 2016	$613,000	$-	$168,000	$-	$(42,000)	$739,000
Year ended June 30, 2017	$739,000	$	$245,000	$	$(7,000)	$977,000

Valuation allowances for deferred tax assets
Year ended June 30, 2015	$734,000	$-	$-	$88,000	$-	$822,000
Year ended June 30, 2016	$822,000	$-	$-	$49,000	$-	$871,000
Year ended June 30, 2017	$871,000	$	$	$(162,000)	$	$709,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2017, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (“the 2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2017, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2017 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2017 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware Corporation) and subsidiaries (“the Company”) as of June 30, 2017 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company for the year ended June 30, 2017, and our report dated August 31, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
August 31, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2017 for the Company’s 2017 annual stockholders' meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2017 for the Company’s 2017 annual stockholders' meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by this Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2017 for the Company’s 2017 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2017.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	$309,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2017 for the Company’s 2017 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2017 for the Company’s 2017annual stockholders’ meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015

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

COLLECTORS UNIVERSE, INC.

Date:August 31, 2017	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ A. CLINTON ALLEN	Chairman of the Board and Director	August 31, 2017
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Chief Executive Officer and Director	August 31, 2017
Robert G. Deuster	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 31, 2017
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 31, 2017
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 31, 2017
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 31, 2017
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 31, 2017
A.J. Bert Moyer

/s/ BRUCE A. STEVENS	Director	August 31, 2017
Bruce A. Stevens

/s/ VAN D. SIMMONS	Director	August 31, 2017
Van D. Simmons

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.53

Fourth Amendment, dated October 11, 2016, to the Company’s October 10, 2012 Employment Agreement with Robert Deuster, CEO. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016.*

10.54	Collectors Universe Fiscal 2017 Cash Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2016.*

10.55

Key Services Agreement, dated as of June 18, 2016, between Collectors Universe (Shanghai) Co., Ltd, a wholly owned subsidiary of the Company and Guojin Gold Co. Ltd. Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2016 filed with the SEC on August 30, 2016

10.56

Business Loan Agreement and related Addendum entered into January 10, 2017 by the Company and ZB N.A., dba California Bank & Trust (“CB&T”). Incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8-K dated January 10, 2017.

10.57

Promissory Note, and related Addendum, entered into by the Company pursuant to the Business Loan Agreement (referenced in Exhibit 10.56 above) with ZB N.A., dba California Bank & Trust. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated January 10, 2017.

10.58	Office Lease entered into as Tenant and Pacific Center owner, LLC, as landlord. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated February 3, 2017.

21.1**	Subsidiaries of Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act

31.2**	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act

32.1†	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

32.2†	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

E-1

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith but not filed.

E-2