Form 10-Q
period 2017-09-30
COLLECTORS UNIVERSE INC
filed 2017-11-02
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2017

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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock $.001 Par Value	8,920,998

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Forward-Looking Statements	15
	Our Business	15
	Overview of First Quarter Fiscal 2018 Operating Results	16
	Factors That Can Affect Our Operating Results and Financial Position	17
	Critical Accounting Policies and Estimates	19
	Results of Operations for the Three Months Ended September 30, 2017 as compared to the Three Months Ended September 30, 2016	20
	Liquidity and Capital Resources	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II	Other Information
Item 1A.	Risk Factors	29
Item 6.	Exhibits	29

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

ASSETS	September 30, 2017	June 30, 2017
Current assets:
Cash and cash equivalents	$10,207	$9,826
Accounts receivable, net of allowance of $78 and $77 at September 30, 2017 and June 30, 2017, respectively	3,682	3,615
Inventories, net	2,845	2,722
Prepaid expenses and other current assets	1,460	1,661
Total current assets	18,194	17,824

Property and equipment, net	6,401	3,163
Goodwill	2,083	2,083
Intangible assets, net	2,287	2,183
Deferred income tax assets	2,864	2,864
Other assets	393	413
Non-current assets of discontinued operations	79	79
Total assets	$32,301	$28,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,048	$2,660
Accrued liabilities	2,264	1,652
Accrued compensation and benefits	2,903	4,373
Income taxes payable	951	664
Deferred revenue	2,719	2,676
Current liabilities of discontinued operations	267	391
Total current liabilities	12,152	12,416

Deferred rent	2,349	276
Long Term Debt	1,000	-
Non-current liabilities of discontinued operations	-	-

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 8,921 issued and outstanding at September 30, 2017 and June 30, 2017, respectively.	9	9
Additional paid-in capital	85,172	84,948
Accumulated deficit	(68,381)	(69,040)
Total stockholders’ equity	16,800	15,917
Total liabilities and stockholders’ equity	$32,301	$28,609

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$19,753	$15,748
Cost of revenues	7,450	6,138
Gross profit	12,303	9,610
Operating expenses:
Selling and marketing expenses	2,754	2,422
General and administrative expenses	5,027	4,414
Total operating expenses	7,781	6,836
Operating income	4,522	2,774
Interest income and other expense, net	31	24
Income before provision for income taxes	4,553	2,798
Provision for income taxes	919	1,210
Income from continuing operations	3,634	1,588
Loss from discontinued operations, net of income taxes	(1)	(7)
Net income	$3,633	$1,581

Net income per basic share:
Income from continuing operations	$0.42	$0.19
Loss from discontinued operations	-	-
Net income per basic share	$0.42	$0.19

Net income per diluted share:
Income from continuing operations	$0.41	$0.19
Loss from discontinued operations	-	(0.01)
Net income per diluted share	$0.41	$0.18

Weighted average shares outstanding:
Basic	8,573	8,474
Diluted	8,765	8,561
Dividends declared per common share	$0.35	$0.35

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,633	$1,581
Discontinued operations	1	7
Income from continuing operations	3,634	1,588
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	442	420
Stock-based compensation expense	224	102
Provision for bad debts	(1)	11
Provision for inventory write-down	-	22
Provision for warranty	113	174
Gain on sale of property and equipment	-	5
Change in operating assets and liabilities:
Accounts receivable	(69)	408
Inventories	(123)	(257)
Prepaid expenses and other	201	55
Other assets	22	(57)
Accounts payable and accrued liabilities	885	(199)
Accrued compensation and benefits	(1,470)	(1,039)
Income taxes payable	287	840
Deferred revenue	43	(3)
Deferred rent	(33)	(20)
Net cash provided by operating activities of continuing operations	4,155	2,050
Net cash used in operating activities of discontinued businesses	(126)	(122)
Net cash provided by operating activities	4,029	1,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	4	5
Capital expenditures	(1,401)	(439)
Capitalized software	(274)	(172)
Patents and other intangibles	(4)	39
Net cash used in investing activities	(1,675)	(567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan	1,000	-
Dividends paid to common stockholders	(2,973)	(2,984)
Net cash used in financing activities	(1,973)	(2,984)

Net decrease in cash and cash equivalents	381	(1,623)
Cash and cash equivalents at beginning of period	9,826	11,967
Cash and cash equivalents at end of period	$10,207	$10,344

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$6	$-
Income taxes paid during the period	$632	$369
Leasehold Improvements contributed by landlord (See note 3)	$2,106	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.           SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At September 30, 2017, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC (our “Fiscal 2017 10-K”). Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition Policies

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our authentication and grading services. We recognize revenue from the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend open account privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. With respect to our Expos trade show business, we recognize revenue from each show in the period in which the show takes place.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing and discontinued operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves and the provision or benefit for income taxes and related valuation allowances.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2017.

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

Restricted Stock Awards

As previously disclosed, in fiscal 2013, the Compensation Committee of the Board of Directors adopted a Long-Term Incentive Plan (“LTIP”) for the Company’s Chief Executive Officer and Chief Financial Officer, as well as for other selected key management employees (collectively, “Participants”). At the time of the adoption of the LTIP, the Compensation Committee established a threshold annual financial performance goal, and four increasingly higher annual financial performance goals and made the vesting of the LTIP shares conditioned on the Company’s achievement of one or more of those financial performance goals during any fiscal year within a six-year period ending on June 30, 2018 (the “Performance Period”).

As previously reported in our 2017 Form 10K, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the LTIP in fiscal 2017. Therefore in accordance with the terms of the LTIP, 50% of the then remaining shares available under the LTIP vested at the determination date and assuming continuous service by the participants the remaining 50% of the shares will vest on June 30, 2018.

Stock-based compensation in the three months ended September 30, 2017 was $224,000 as compared to $102,000 in the three months ended September 30, 2016.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2017, we had cash and cash equivalents totaling approximately $10,207,000, of which approximately $3,823,000 was invested in money market accounts, and the balance of $6,384,000 (including cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $4,282,000 at September 30, 2017 of which $3,899,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $5,239,000 at September 30, 2017.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. During the quarter ended September 30, 2017 we borrowed $3,000,000 under the credit line. Those borrowings were subsequently repaid and no borrowings were outstanding under the credit line at September 30, 2017. We were in compliance with all of our financial and other covenants under our credit line agreement at September 30, 2017.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from the same commercial bank from which we obtained the above-described credit line. During its first year, the term loan will take the form of a non-revolving credit line during which period the Company is entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company is required to make monthly payments of accrued but unpaid interest, only, at whichever of the following two interest rates it may select: (i) LIBOR plus 2.25% per annum (the "LIBOR Rate"), or (ii) the highest prime lending rate published from time to time by the Wall Street Journal less 0.25% per annum (the "Prime Rate"), in either case subject to an interest rate floor of 2.250% per annum.

At the end of that first year, the loan will automatically convert into a four-year term loan in the principal amount of the borrowings then outstanding. The Company will be required to repay those borrowings in 48 equal monthly principal payments, together with interest at whichever of the following three rates as is selected by the Company: (i) the LIBOR Rate, (ii) the Prime Rate, or (iii) a fixed rate (the Fixed Rate"), in any case subject to an interest rate floor of 2.250% per annum. If the Company chooses the Fixed Rate of interest, it will be required to pay the bank a prepayment penalty if the Company prepays more than 20% of the principal amount after the end of the first year and prior to the last year of the term loan. No penalty will be payable on a prepayment of the loan if the Company selects the LIBOR Rate or the Prime Rate.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the above-described revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

The Company plans to use borrowings under the term loan primarily to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its existing corporate headquarters. The Company also may use the loan proceeds for other general corporate purposes. At September 30, 2017, the Company had $1,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at September 30, 2017 and at June 30, 2017. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $78,000 and $77,000 at September 30, 2017 and June 30, 2017, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 68% of our net revenues for three months ended September 30, 2017, as compared to 63% of our net revenues for the three months ended September 30, 2016.

Customers. One of our customers, accounted for approximately 18% of our net revenues in the three months ended September 30, 2017. There were no customers that exceeded 10% of revenues in the three months ended September 30, 2016.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2017 we capitalized approximately $274,000 of software development costs as compared to $172,000 in the three months ended September 30, 2016. In the three months ended September 30, 2017, we recorded approximately $154,000 as amortization expense for capitalized software as compared to $104,000 in the three months ended September 30, 2016. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic. As previously disclosed, in the fourth quarter of fiscal 2017, the Company re-evaluated its warranty policy and changed its warranty accrual rate effective July 1, 2017. As a result, warranty expense recognized in the three months ended September 30, 2017 was $113,000 as compared to $174,000 in the three months ended September 30, 2016.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.35 per share of common stock in the first quarter of fiscal 2018. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the three months ended September 30, 2017 by approximately $832,000, primarily due to the vesting of LTIP shares in the quarter.

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

2.            INVENTORIES

 Inventories consist of the following (in thousands):

	September 30,	June 30,
	2017	2017
Coins	$464	$458
Other collectibles	326	391
Grading raw materials consumable inventory	2,837	2,850
	3,627	3,699
Less inventory reserve	(782)	(977)
Inventories, net	$2,845	$2,722

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

3.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2017	2017
Coins grading reference sets	$263	$263
Computer hardware and equipment	3,018	2,916
Computer software	1,478	1,276
Equipment	6,129	6,063
Furniture and office equipment	1,392	1,177
Leasehold improvements	4,238	1,316
Trading card reference library	52	52
	16,570	13,063
Less accumulated depreciation and amortization	(10,169)	(9,900)
Property and equipment, net	$6,401	$3,163

Leasehold Improvements at September 30, 2017 includes approximately $2,976,000 of leasehold improvements for the Company’s new corporate headquarter, of which approximately $2,106,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2017	2017
Warranty reserves	$843	$834
Professional fees	162	84
Other	1,259	734
	$2,264	$1,652

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Warranty reserve beginning of period	$834	$892
Provision charged to cost of revenues	113	174
Payments	(104)	(56)
Warranty reserve, end of period	$843	$1,010

5.	DISCONTINUED OPERATIONS

During fiscal 2009, the Board of Directors authorized the divesture and sale of the Company’s jewelry and currency grading businesses, the remaining assets and liabilities of which have been reclassified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017.

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining lease obligation in connection with the fiscal 2009 disposal of our jewelry businesses was $121,000 at September 30, 2017, all of which was classified as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2017.

6.           INCOME TAXES

In the three months ended September 30, 2017 and 2016, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 20% and 43% respectively. Both three month periods had normalized tax rates of about 38%; however, the tax rate in the three months ended September 30, 2017 was reduced by excess tax benefits, primarily resulting from the vesting of the LTIP shares in August 2017, whereas the tax rate in the three months ended September 30, 2016 increased due to valuation allowances established against losses incurred by the Company’s foreign operations.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Weighted average shares outstanding: Basic	8,573	8,474
Dilutive effect of restricted shares	192	87
Weighted average shares outstanding: Diluted	8,765	8,561

A total of 3,000 anti-dilutive unvested restricted shares of common stock were excluded from the computation of diluted income per share in the three months ended September 30, 2017 as compared to 4,000 anti-dilutive unvested restricted shares that were excluded from the computation in the three months ended September 30, 2016.

In addition, in the three months ended September 30, 2016, 262,000 of unvested performance based shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those shares to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2017 and 2016, respectively. Net identifiable assets are provided by business segment as of September 30, 2017 and June 30, 2017, respectively (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Net revenues:
Coins (1)	$13,449	$9,971
Trading cards and autographs	5,088	4,439
Other	1,216	1,338
Consolidated total revenue	$19,753	$15,748
Depreciation and amortization:
Coins	$176	$137
Trading cards and autographs	60	56
Other	134	150
Total	370	343
Unallocated depreciation and amortization	72	77
Consolidated depreciation and amortization	$442	$420
Stock-based compensation:
Coins	$57	$11
Trading cards and autographs	16	3
Other	11	2
Total	84	16
Unallocated stock-based compensation	140	86
Consolidated stock-based compensation	$224	$102
Operating income:
Coins	$4,527	$2,755
Trading cards and autographs	1,376	1,081
Other	265	295
Total	6,168	4,131
Unallocated operating expenses	(1,646)	(1,357)
Consolidated operating income	$4,522	$2,774

(1) Includes service revenues of $4.9 million generated from outside the United States in the three months ended September 30, 2017 as compared to $1.5 million in the three months ended September 30, 2016.

	September 30,	June 30,
	2017	2017
Identifiable Assets:
Coins	$9,369	$9,128
Trading cards and autographs	1,617	1,547
Other	3,035	3,198
Total	14,021	13,873
Unallocated assets	18,280	14,736
Consolidated assets	$32,301	$28,609
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.             RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2017, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $804,000 as compared to $466,000 for the three months ended September 30, 2016. At September 30, 2017, the amount owed to the Company by that person for these services was approximately $206,000 as compared to $268,000 at June 30, 2017.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $202,000 in the three months ended September 30, 2017 as compared to $239,000, in the same three months of fiscal 2017. At September 30, 2017, there was $37,000 owed to the Company for these services as compared to $50,000 at June 30, 2017.

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

11.         SUBSEQUENT EVENTS

On October 24, 2017, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.35 per share of common stock, which will be paid on November 24, 2017 to stockholders of record on November 15, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Fiscal 2017 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2017, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2017 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Overview of First Quarter Fiscal 2018 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues:
Grading authentication and related services	$19,753	100.0%	$15,748	100.0%
Cost of revenues:
Grading authentication and related services	7,450	37.7%	6,138	39.0%
Gross Profit	12,303	62.3%	9,610	61.0%
Selling and marketing expenses	2,754	13.9%	2,422	15.4%
General and administrative expenses	5,027	25.5%	4,414	28.0%
Operating income	4,522	22.9%	2,774	17.6%
Interest and other income, net	31	0.1%	24	0.2%
Income before provision for income taxes	4,553	23.0%	2,798	17.8%
Provision for income taxes	919	4.6%	1,210	7.7%
Income from continuing operations	3,634	18.4%	1,588	10.1%
Loss from discontinued operations, net of income taxes	(1)	-	(7)	(0.1)%
Net income	$3,633	18.4%	$1,581	10.0%

Net income per diluted share:
Income from continuing operations	$0.41		$0.19
Loss from discontinued operations	-		(0.01)
Net income	$0.41		$0.18

Grading authentication and related service revenues increased by $4.0 million, or 25%, to a quarterly record of $19.8 million in the three months ended September 30, 2017, as compared to the same period of the prior year. The increase in revenues in the quarter was attributable to (i) coin increases of $3.5 million or 35% and (ii) cards and autographs increases of $0.6 million or 15%. Contributing to the coin increases in this year’s first quarter was increased China revenues of $3.2 million or 365%. See Net Revenues below.

Due primarily to the revenue increase, operating income increased by $1.7 million or 63% to a first quarter record of $4.5 million in the three months ended September 30, 2017, from $2.8 million in the three months ended September 30, 2016.

These, as well as other factors affecting our operating results in the three months ended September 30, 2017, are described in more detail below. See “Factors that Can Affect our operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2017, as compared to the Three Months Ended September 30, 2016”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 89% of our service revenues in the three months ended September 30, 2017. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Furthermore, we have achieved a significant increase in world coin authentication and grading revenues, mainly in China, in the three months ended September 30, 2017, primarily attributable to the previously announced multi-year agreement with a customer that markets collectible coins to the banking channels in China. The levels of future revenues that we will generate from this contract are dependent upon the success of our customer’s coin marketing programs, which could lead to volatility in the level of world coin revenues on a quarterly basis.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards; (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” coins and trading cards, and modern coins and trading cards, as vintage or classic collectibles generally are of significantly higher value than modern coins and trading cards; and justify a higher average service fee. Furthermore, because a significant proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

One of our coin authentication and grading customers accounted for in the aggregate approximately 18% of our total net revenues in the three months ended September 30, 2017. Our top five customers accounted, in the aggregate, for approximately 29% of our total revenues in the three months ended September 30, 2017, as compared to 14% in the same period of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three months ended September 30, 2017 and 2016, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2017		2016		2017		2016
Coins	1,147,500	71.0%	599,300	57.8%	$453,532	86.1%	$584,035	87.1%
Trading cards and autographs (1)	468,200	29.0%	436,800	42.2%	73,516	13.9%	86,636	12.9%
Total	1,615,700	100.0%	1,036,100	100.0%	$527,048	100.0%	$670,671	100.0%

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

In addition to the operating performances of our businesses, and in particular our coin authentication and grading business, which accounts for over 60% of our revenues, our overall financial position can also be affected by other factors, including the Company’s tax position, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by our ability to repatriate cash balance back to the United States from China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds back from China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Future Sources of Cash” below, in January 2017 the Company obtained a $10,000,000 three-year unsecured revolving credit line from a commercial bank. In addition, in September 2017, the Company obtained a five year $3,500,000 unsecured term loan to primarily fund capital expenditures and costs associated with the move to our new corporate headquarters, which is expected to take place in the second quarter of fiscal 2018. However, to the extent not used for that purpose, the proceeds of the term loan may be used for other corporate purposes.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line and term loan will be sufficient to fund our continuing operations at least through the end of September 2018.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2017 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2017 10-K. Readers of this report are urged to read that Section of the Fiscal 2017 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

During the first quarter ended September 30, 2017, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

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

Restricted Stock Awards

As previously disclosed, in fiscal 2013, the Compensation Committee of the Board of Directors adopted a Long-Term Incentive Plan (“LTIP”) for the Company’s Chief Executive Officer and Chief Financial Officer, as well as for other selected key management employees (collectively, “Participants”). At the time of the adoption of the LTIP, the Compensation Committee established a threshold annual financial performance goal, and four increasingly higher annual financial performance goals and made the vesting of the LTIP shares conditioned on the Company’s achievement of one or more of those financial performance goals during any fiscal year within a six-year period ending on June 30, 2018 (the “Performance Period”).

As previously reported in our 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the LTIP in fiscal 2017. Therefore, in accordance with the terms of the LTIP, 50% of the then remaining shares available under the LTIP vested at the determination date and assuming continuous service by the participants the remaining 50% of the shares will vest on June 30, 2018.

The Company recognized total stock-based compensation related to both service-based and performance-based restricted shares of $224,000 and $102,000 in the three months ended September 30, 2017 and 2016, respectively.

Results of Operations for the Three Months Ended September 30, 2017 as compared to the Three Months Ended September 30, 2016

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following tables set forth the information regarding our net revenues for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$17,674	89.5%	$13,608	86.4%	$4,066	29.9%
Other related services	2,079	10.5%	2,140	13.6%	(61)	(2.9)%
Total service revenues	$19,753	100.0%	$15,748	100.0%	$4,005	25.4%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$13,449	68.1%	$9,971	63.3%	$3,478	34.9%	548,200	91.5%
Cards and autographs (1)	5,088	25.8%	4,439	28.2%	649	14.6%	31,400	7.2%
Other (2)	1,216	6.1%	1,338	8.5%	(122)	(9.1)%	-	-
	$19,753	100.0%	$15,748	100.0%	$4,005	25.4%	579,600	55.9%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues, revenues earned from our Expos convention business and Collectors.com.

For the three months ended September 30, 2017, our total service revenues increased by $4,005,000, or 25.4%, to a quarterly record of $19,753,000. That increase was attributable to a $4,066,000, or 29.9%, increase in authentication and grading fees partially offset by a decrease of $61,000, or 2.9%, in other related services. The increase in authentication and grading fees was attributable to a $3,429,000, or 35.9%, increase in coin fees and a $637,000, or 15.7%, increase in cards and autograph fees.

The increase of 29.9% in authentication and grading fees in the three months ended September 30, 2017, as compared to the increase of 55.9% in the number of units processed in the same period, primarily, reflects a higher proportion of modern coin authenticated and graded in the quarter, on which we earn a lower average service fee.

The increases in coin authentication and grading fees in the quarter ended September 30, 2017 reflected (i) higher world coin fees of $3,396,000 or 184.2%, representing record world coin fees, primarily attributable to a $3,175,000 or 365% increase in fees generated in China, resulting from higher submissions from a customer who serves the banking channel in China, (ii) higher U.S. modern fees of $836,000, or 38.8%, primarily reflecting fees generated from authenticating and grading the Enhanced Uncirculated Mint Set released by the U.S. Mint in the quarter, and (iii) higher vintage coin fees of $53,000, or 1.6%. These increases were partially offset by lower coin trade show revenues of $856,000 or 37.1% in the quarter, representing one less show in the quarter and less revenue per show, due partly to the hurricanes that occurred in the quarter.

Due to the increase in our coin authentication and grading revenues in the three months ended September 30, 2017, our coin business represented approximately 68% of total service revenues in that period, as compared to 63% of total service revenues for the same period of the prior year, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 14.6% in the first quarter, and represented record quarterly revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 28 of the last 29 quarters.

As previously disclosed, our second fiscal quarter is typically our seasonally slowest quarter of the year in the United States due to the winter holidays that occur in that quarter and we expect that trend to continue in this year’s second quarter. With respect to our overseas offices and in particular China, our current expectation is that our China revenues in this year’s second quarter will be lower than this year’s first quarter, due to the seasonal nature of that business. This is in contrast to the first and second quarters of fiscal 2017, when second quarter revenues in China were higher than the first quarter. We attribute that change to the fact that the second quarter of fiscal 2017, was our first full quarter of authenticating and grading coins for the banking channels in China.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017		2016

	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$12,303	62.3%	$9,610	61.0%

As indicated in the above table, our services gross profit margin was 62.3% for the three months ended September 30, 2017 as compared to 61.0% in the same period of fiscal 2017. The slightly higher gross profit margin in this year’s first quarter, was due to the impact of the significantly higher modern revenues in China partially offset by the lower U.S. coin trade show revenues. As discussed in prior filings, there can be variability in the services gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2017, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Selling and marketing expenses	$2,754	$2,422
Percent of net revenue	13.9%	15.4%

As indicated in the above table, selling and marketing expenses declined to 13.9% of revenues in the three months ended September 30, 2017, as compared to 15.4% in the same period of the prior year. In absolute dollars, selling and marketing expenses increased by $332,000 in this year’s first quarter and was due primarily to (i) increased business development incentive costs, of $132,000, primarily attributable to the growth in revenues at our China business and (ii) increased trade show and travel costs of $178,000 in support of trade show authentication and grading activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three months ended September 30, 2017 and 2016, (in thousands):

	Three Months Ended
	September 30,
	2017	2016
General and administrative expenses	$5,027	$4,414
Percent of net revenue	25.5%	28.0%

As indicated in the above table, G&A expenses declined to 25.5% of revenues in the three months ended September 30, 2017 as compared to 28.0% in the same period of the prior year. In absolute dollars, G&A expenses increased by $613,000 in this year’s first quarter, and was primarily due to increased payroll related costs of $457,000, including increased performance-based bonuses and incentives due to the improved performance of our business, higher recruitment costs of $108,000, primarily related to the CEO recruitment process undertaken due to the retirement of Robert Deuster as CEO and increased non-cash G&A stock-based compensation of $105,000, due to the vesting of the remaining LTIP shares on June 30, 2018.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended
	September 30,
Included In:	2017	2016
Selling and marketing expenses	$25	$8
General and administrative expenses	199	94
	$224	$102

See Critical Accounting Policies and Estimates: Stock-Based Compensation and Restricted Stock Awards, earlier in this Item 2, for further discussion of stock-based compensation in the three months ended September 30, 2017 as compared to the same period in the prior year.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $633,000 related to unvested stock-based equity awards outstanding at September 30, 2017 which represents the expense expected to be recognized through fiscal year 2020, on the assumptions that the holders of the equity awards will remain in the Company’s service through fiscal 2020. The amounts do not include the costs or effects of possible grants of additional stock-based compensation awards in the future (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining 9 months)	515
2019	89
2020	29
$633

Income Tax Expense

	Three Months Ended September 30,
	2017	2016
	(In Thousands)
Income tax expense	$919	$1,210

The income tax provisions in the three months ended September 30, 2017 and 2016, were determined based on estimated annual effective tax rates of approximately 20%, and 43%, respectively. Both three month period had normalized tax rates of about 38%, however, the tax rate in the three months ended September 30, 2017 was reduced by excess tax benefits, primarily resulting from the vesting of the LTIP shares in August 2017, whereas the tax rate in the three months ended September 30, 2016, increased due to valuation allowances established against losses incurred by the Company’s foreign operations.

Discontinued Operations

	Three Months Ended September 30,
	2017	2016
	(In Thousands)
Loss from discontinued operations (net of income taxes)	$(1)	$(7)

The losses from discontinued operations (net of income taxes) for the three months ended September 30, 2017 and 2016, related to remaining obligations associated with the New York City facilities, formerly occupied by our discontinued jewelry businesses and royalty income realized from our discontinued currency business.

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

At September 30, 2017, we had cash and cash equivalents of approximately $10,207,000, as compared to cash and cash equivalents of $9,826,000 at June 30, 2017.

Cash Flows

Cash Flows from Continuing Operations. During the three months ended September 30, 2017 and 2016, our operating activities from continuing operations generated cash of $4,155,000 and $2,050,000, respectively. The higher cash provided by operating activities in the three months ended September 30, 2017, reflects the improved operating performance of our businesses as adjusted for changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $126,000 and $122,000 in the three months ended September 30, 2017 and 2016, respectively, primarily related to payments for our ongoing obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $1,675,000 and $567,000 in the three months ended September 30, 2017 and 2016, respectively. In the three months ended September 30, 2017, we used $1,401,000 for capital expenditures and $274,000 for capitalized software. Capital expenditures included approximately $1,214,000 of expenditures for the buildout of our new principal business operations and headquarters offices. In the three months ended September 30, 2016, we used $439,000 for capital expenditures, and $172,000 for capitalized software.

Cash used in Financing Activities. In the three months ended September 30, 2017 and 2016, financing activities used net cash of $1,973,000 and $2,984,000, respectively. Cash dividends paid to stockholders were $2,973,000 and $2,984,000 in the three months ended September 30, 2017 and 2016, respectively. The Company borrowed $1,000,000 under its term loan in the three months ended September 30, 2017.

Outstanding Financial Obligations

Continuing Operations. On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease pursuant to which the Company will be leasing approximately 62,755 rentable square feet space for its principal business operations and headquarters offices. The term of this new lease will be approximately 10 years and 10 months, commencing on the completion of tenant improvements, which are expected to be completed on or about January 1, 2018. The Company will be entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord will contribute approximately $2.8 million to the tenant improvements of which approximately $2.1 million was recognized as leasehold improvements and deferred rent as September 30, 2017. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, and sublease income, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount	Sublease Income	Net
2018 (remaining 9 months)	$1,449	$65	$1,384
2019	2,141	67	2,074
2020	1,466	-	1,466
2021	1,399	-	1,399
2022	1,350	-	1,350
Thereafter	9,451	-	9,451
	$17,256	$132	$17,124

Discontinued Operations. The following table sets forth our expected remaining minimum base payment obligation in respect of the remaining facility, formerly occupied by our discontinued jewelry business. The obligation, which is payable in monthly installments is scheduled to expire on December 31, 2017.

Fiscal Year	Remaining Obligation
2018	$122
Less: Discounted estimated fair value of lease payments	(121)
Accretion expense to be recognized in future periods	$1

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4 million. During the quarter ended September 30, 2017 we borrowed $3,000,000 under the credit line. Those borrowings were subsequently repaid and no borrowings were outstanding under the credit line at September 30, 2017. We were in compliance with all of our financial and other covenants under our credit line agreement at September 30, 2017.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from the same commercial bank from which we obtained the above-described credit line. During its first year, the term loan will take the form of a non-revolving credit line during which period the Company is entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company is required to make monthly payments of accrued but unpaid interest, only, at whichever of the following two interest rates it may select: (i) LIBOR plus 2.25% per annum (the "LIBOR Rate"), or (ii) the highest prime lending rate published from time to time by the Wall Street Journal less 0.25% per annum (the "Prime Rate"), in either case subject to an interest rate floor of 2.250% per annum.

At the end of that first year, the loan will automatically convert into a four-year term loan in the principal amount of the borrowings then outstanding. The Company will be required to repay those borrowings in 48 equal monthly principal payments, together with interest at whichever of the following three rates as is selected by the Company: (i) the LIBOR Rate, (ii) the Prime Rate, or (iii) a fixed rate (the Fixed Rate"), in any case subject to an interest rate floor of 2.250% per annum. If the Company chooses the Fixed Rate of interest, it will be required to pay the bank a prepayment penalty if the Company prepays more than 20% of the principal amount after the end of the first year and prior to the last year of the term loan. No penalty will be payable on a prepayment of the loan if the Company selects the LIBOR Rate or the Prime Rate.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the above-described revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

The Company plans to use borrowings under the term loan primarily to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its existing corporate headquarters. The Company also may use the loan proceeds for other general corporate purposes. At September 30, 2017, the Company had $1,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2017, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our recently obtained line of credit and term loan (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions; (v) to fund the payment of cash dividends; (vi) to fund the Company’s share of the construction and related facility costs for its new corporate headquarters as discussed above; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the three months ended September 30, 2017 by approximately $832,000, primarily due to the vesting of LTIP shares in the quarter.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2017, we had $10,207,000 in cash and cash equivalents, of which, $3,823,000 was invested in money market accounts, and the balance of $6,384,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $4,282,000 at September 30, 2017, of which $3,899,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that we filed with the SEC on August 31, 2017.

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

COLLECTORS UNIVERSE, INC.

Date: November 2, 2017	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 2, 2017	By:	/s/ JOSEPH J. WALLACE
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