Form 10-Q
period 2017-12-31
COLLECTORS UNIVERSE INC
filed 2018-02-07
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____
Commission file number 1-34240

COLLECTORS UNIVERSE, INC. (Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.E. Employer Identification No.)
Incorporation or organization)

1610 E. Saint Andrew Place, Santa Ana, California 92705
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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2018
Common Stock $.001 Par Value	9,016,243

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2017 and 2016	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Forward-Looking Statements	17
	Our Business	17
	Overview of the Three and Six Months Ended December 31, 2017 Operating Results	18
	Factors That Can Affect Our Operating Results and Financial Position	19
	Critical Accounting Policies and Estimates	21
	Results of Operations for the Three and Six Months Ended December 31, 2017 as compared to the Three and Six Months Ended December 31, 2016	23
	Liquidity and Capital Resources	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II	Other Information
Item 1A.	Risk Factors	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,727	$9,826
Accounts receivable, net of allowance of $123 and $77 at December 31, 2017 and June 30, 2017, respectively	2,334	3,615
Inventories, net	3,076	2,722
Prepaid expenses and other current assets	1,460	1,661
Total current assets	15,597	17,824

Property and equipment, net	8,811	3,163
Goodwill	2,083	2,083
Intangible assets, net	2,326	2,183
Deferred income tax assets	2,499	2,864
Other assets	498	413
Non-current assets of discontinued operations	-	79
Total assets	$31,814	$28,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,454	$2,660
Accrued liabilities	1,607	1,652
Accrued compensation and benefits	2,907	4,373
Current portion of long-term debt	188	-
Income taxes payable	37	664
Deferred revenue	3,607	2,676
Current liabilities of discontinued operations	-	391
Total current liabilities	11,800	12,416

Deferred rent	3,065	276
Long Term Debt	2,812	-

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,016 and 8,921 issued and outstanding at December 31, 2017 and June 30, 2017, respectively.	9	9
Additional paid-in capital	85,398	84,948
Accumulated deficit	(71,270)	(69,040)
Total stockholders’ equity	14,137	15,917
Total liabilities and stockholders’ equity	$31,814	$28,609

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$14,063	$17,862	$33,816	$33,610
Cost of revenues	6,476	6,475	13,926	12,614
Gross profit	7,587	11,387	19,890	20,996
Operating expenses:
Selling and marketing expenses	2,421	2,327	5,175	4,748
General and administrative expenses	4,926	4,549	9,954	8,963
Total operating expenses	7,347	6,876	15,129	13,711
Operating income	240	4,511	4,761	7,285
Interest and other expense, net	(41)	(96)	(9)	(72)
Income before provision for income taxes	199	4,415	4,752	7,213
Provision for income taxes	129	1,491	1,049	2,701
Income from continuing operations	70	2,924	3,703	4,512
Income (loss) from discontinued operations, net of income taxes	89	(2)	89	(10)
Net income	$159	$2,922	$3,792	$4,502

Net income per basic share:
Income from continuing operations	$0.01	$0.34	$0.43	$0.53
Income from discontinued operations	0.01	-	0.01	-
Net income per basic share	$0.02	$0.34	$0.44	$0.53

Net income per diluted share:
Income from continuing operations	$0.01	$0.34	$0.42	$0.53
Income from discontinued operations	0.01	-	0.01	-
Net income per diluted share	$0.02	$0.34	$0.43	$0.53

Weighted average shares outstanding:
Basic	8,699	8,478	8,637	8,476
Diluted	8,923	8,578	8,844	8,569
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,792	$4,502
Discontinued operations	(89)	10
Income from continuing operations	3,703	4,512
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	954	830
Stock-based compensation expense	451	210
Provision for bad debts	62	26
Provision for inventory write-down	106	29
Provision for warranty claims	215	336
Loss on sale of property and equipment	119	5
Deferred income taxes	365	-
Change in operating assets and liabilities:
Accounts receivable	1,218	(650)
Inventories	(460)	(541)
Prepaid expenses and other	202	85
Other assets	(85)	(46)
Accounts payable and accrued liabilities	(133)	(372)
Accrued compensation and benefits	(1,465)	(95)
Income taxes payable	(627)	832
Deferred revenue	929	305
Deferred rent	(138)	(44)
Net cash provided by operating activities of continuing operations	5,416	5,422
Net cash used in operating activities of discontinued businesses	(225)	(240)
Net cash provided by operating activities	5,191	5,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	4	9
Capital expenditures	(2,761)	(726)
Capitalized software	(506)	(371)
Patents and other intangibles	(6)	(5)
Net cash used in investing activities	(3,269)	(1,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	3,000	-
Dividends paid to common stockholders	(6,021)	(5,959)
Net cash used in financing activities	(3,021)	(5,959)

Net decrease in cash and cash equivalents	(1,099)	(1,870)
Cash and cash equivalents at beginning of period	9,826	11,967
Cash and cash equivalents at end of period	$8,727	$10,097

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$33	$-
Income taxes paid during the period	$1,370	$1,857

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Leasehold Improvements contributed by landlord (See note 3)	$2,949	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2017, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC (our “Fiscal 2017 10-K”). Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves and the provision for income taxes, related valuation allowances and deferred tax assets and liabilities.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2017.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value of the awards. For performance-based equity grants the vesting of which is contingent on the achievement of one or more financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve one or more of the financial performance goals. If the shares ultimately fail to vest or management concludes that it is not probable that the shares will vest, then all expense previously recognized for those shares will be reversed.

Stock-based compensation expense in the three and six months ended December 31, 2017 was $227,000 and $451,000, respectively, as compared to $108,000 and $210,000 for the three and six months ended December 31, 2016.

Restricted Stock Awards

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the then remaining unvested shares available under the 2013 LTIP vested at the determination date and assuming continuous service by the participants the remaining 50% of the shares will vest on June 30, 2018.

2018 Long-Term Incentive Plan (“2018 LTIP”)

On December 26, 2017, the Compensation Committee of the Board of Directors of the Company adopted the 2018 LTIP for the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and for certain other key management employees (collectively the “Participants”), and granted to the Participants a total 84,360 restricted shares (comprising 42,180 Retention Restricted Shares and 42,180 Performance Restricted Shares “PSUs”) with a grant date fair value of approximately $2,552,000.

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 restricted shares were granted which will vest in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 restricted shares were granted which will vest in two equal installments of 10,545 shares on June 30, 2018 and June 30, 2019, respectively. The vesting of each such installment will be contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Stock-based compensation expense of $1,276,000 for the 42,180 restricted shares, assuming continuous service, will be recognized over the requisite service period.

PSUs

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) and Operating Margin (defined as operating income before stock-based compensation expense, expressed as a percentage of consolidated revenue) goals to be achieved over the Performance Period for vesting to occur.

The vesting of the PSUs by the Participants will be contingent on (i) the extent to which (if any) the threshold or target CARGR goals or threshold or target Operating Margin goals are achieved or exceeded, or the maximum CARGR or maximum Operating Margin goals are achieved, and (ii) their continued service with the Company through June 30, 2020.

The following table sets forth the percentages of the respective numbers of PSUs granted to each of the Participants that will vest on June 30, 2020 based on the extent to which the goals are achieved or exceeded and assuming their continued service with the Company through June 30, 2020:

	Financial Performance Goals
	Threshold	Target	Maximum

Percent of PSUs Earned	10%	50%	100%

All the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his PSUs will be forfeited.

Assuming the maximum performance is achieved and assuming continuous service $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on an assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals on a quarterly basis throughout the Performance Period.

There was no stock-based compensation expense recognized for the 2018 LTIP shares through December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2017, we had cash and cash equivalents totaling approximately $8,727,000, of which approximately $1,124,000 was invested in money market accounts, and the balance of $7,603,000 (including cash in overseas bank accounts) was in non-interest-bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $5,511,000 at December 31, 2017 of which $5,041,000 was in China. We plan to repatriate excess cash in China back to the United States in accordance with Chinese exchange control regulations. Due to the evolving exchange control rules in China, delays can be experienced in repatriating funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, exclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $2,597,000 at December 31, 2017.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at December 31, 2017. We were in compliance with all of our financial and other covenants under our credit line agreement at December 31, 2017.

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

At December 31, 2017, the Company had $3,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at December 31, 2017 and at June 30, 2017. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $123,000 and $77,000 at December 31, 2017 and June 30, 2017, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 65% of our net revenues for the six months ended December 31, 2017, as compared to 68% of our net revenues for the six months ended December 31, 2016.

Customers. One of our customers, accounted for approximately 2% and 11% of our net revenues in the three and six months ended December 31, 2017, respectively, as compared to 18% and 11% of revenues in the three and six months ended December 31, 2016, respectively.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2017 we capitalized approximately $232,000 and $506,000, respectively, of software development costs as compared to $199,000 and $371,000 in the three and six months ended December 31, 2016. In the three and six months ended December 31, 2017, we recorded approximately $175,000 and $329,000, respectively, as amortization expense for capitalized software as compared to $116,000 and $220,000 in the three and six months ended December 31, 2016. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic. As previously disclosed, in the fourth quarter of fiscal 2017, the Company re-evaluated its warranty policy and changed its warranty accrual rate effective July 1, 2017. As a result, warranty expense recognized in the three and six months ended December 31, 2017 was $102,000 and $215,000, respectively, as compared to $162,000 and $336,000 in the three and six months ended December 31, 2016, respectively.

Dividends

In accordance with the Company’s quarterly dividend policy, as then in effect, we paid quarterly cash dividends of $0.35 per share of common stock in the second quarter of fiscal 2018. As we have previously stated, the declaration of cash dividends is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. See Note 11 Subsequent Events.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the six months ended December 31, 2017 by approximately $692,000, primarily due to the vesting of the 2013 LTIP shares in the first quarter.

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

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019. The guidance is not expected to have a material effect on the Company’s financial statements.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2017	2017
Coins	$469	$458
Other collectibles	473	391
Grading raw materials consumable inventory	3,018	2,850
	3,960	3,699
Less inventory reserve	(884)	(977)
Inventories, net	$3,076	$2,722

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2017	2017
Coins grading reference sets	$263	$263
Computer hardware and equipment	1,982	2,916
Computer software	1,449	1,276
Equipment	4,395	6,063
Furniture and office equipment	876	1,177
Leasehold improvements	4,749	1,316
Trading card reference library	52	52
	13,766	13,063
Less accumulated depreciation and amortization	(4,955)	(9,900)
Property and equipment, net	$8,811	$3,163

Leasehold improvements at December 31, 2017 include approximately $4,120,000 of leasehold improvements for the Company’s new operations and headquarters facility, of which approximately $2,949,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2017	2017
Warranty reserves	$642	$834
Professional fees	97	84
Other	868	734
	$1,607	$1,652

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2017 and 2016 (in thousands):

	Six Months Ended December 31,
	2017	2016
Warranty reserve beginning of period	$834	$892
Provision charged to cost of revenues	215	336
Payments	(407)	(214)
Warranty reserve, end of period	$642	$1,014

5.	DISCONTINUED OPERATIONS

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining lease obligation in connection with the fiscal 2009 disposal of our jewelry businesses was paid off and all remaining assets and liabilities were written off as of December 31, 2017.

6.	INCOME TAXES

In the six months ended December 31, 2017 and 2016, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 22% and 37% respectively. The lower estimated annual effective tax rate in the six months ended December 31, 2017, reflects a blended Federal tax rate of approximately 28% for fiscal 2018, resulting from the Tax Cuts and Job Act (“Tax Reform Act”) that was enacted into law in December 2017 (see below). In addition, the tax provision for income taxes in the three and six months ended December 31, 2017 was reduced by excess tax benefits, primarily resulting from the vesting of the 2013 LTIP shares in August 2017.

The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system that included a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Reform Act include limitations on deductible executive compensation, a repeal of the domestic production activity deduction and several new international provisions.

In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act for which a company is not able to make a reasonable estimate should not be recorded until a reasonable estimate can be made during the measurement period.

The Company has not completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, the Company has made reasonable estimates of the effects on the income tax provision. During the three months ended December 31, 2017, the Company revised its annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to the Company’s fiscal year, the statutory corporate tax rate for the fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, during the three months ended December 31, 2017, the Company recorded a provisional one-time tax expense associated with the Tax Reform Act in the amount of $131,000. The estimated one-time charge is recorded in income tax expense. The estimated tax expense is comprised of $265,000 for the re-measurement of the Company’s net deferred tax assets to reflect the new U.S. tax rate, partially offset by a one-time benefit of $134,000 associated with the estimated impact of the Company’s foreign subsidiaries earnings and profits and the impact of Hong Kong’s accumulated deficit. The one-time amounts are provisional due to complexities arising from fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance. The Company will make the accounting policy election in the period the accounting is completed. For the items the Company was unable to make a reasonable estimate for, the Company has continued to apply ASC 740, “Income Taxes” based on the tax law in effect immediately prior to enactment of the Tax Reform Act.

The ultimate impact of the Tax Reform Act may differ from the Company’s provisional estimates due to changes in interpretations and assumptions, additional regulatory guidance as the interpretation of the Tax Reform Act evolves over time, and actions taken by the Company as a result of the Tax Reform Act. The Company will finalize the provisional amounts during the measurement period as it completes its analysis and accounting. A reasonable estimate for the items for which no estimate has been made will be included in the first reporting period, within the measurement period, in which the Company is able to make a reasonable estimate.

7.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average shares outstanding: Basic	8,699	8,478	8,637	8,476
Dilutive effect of restricted shares	224	100	207	93
Weighted average shares outstanding: Diluted	8,923	8,578	8,844	8,569

There were no anti-dilutive unvested restricted shares that were excluded from the computation in the six months ended December 31, 2017 and 2016, respectively.

In addition, in the three months ended December 31, 2017, 42,180 of unvested performance based restricted shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those restricted shares to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2017 and 2016, respectively. Net identifiable assets are provided by business segment as of December 31, 2017 and June 30, 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenues from external customers:
Coins (1)	$8,588	$12,978	$22,037	$22,950
Trading cards and autographs	4,655	4,098	9,743	8,537
Other	820	786	2,036	2,123
Consolidated total revenue	$14,063	$17,862	$33,816	$33,610
Amortization and depreciation:
Coins	$205	$161	$380	$298
Trading cards and autographs	82	52	142	108
Other	143	121	277	271
Total	430	334	799	677
Unallocated amortization and depreciation	81	76	155	153
Consolidated amortization and depreciation	$511	$410	$954	$830
Stock-based compensation:
Coins	$57	$17	$114	$28
Trading cards and autographs	16	3	32	5
Other	11	1	21	4
Total	84	21	167	37
Unallocated stock-based compensation	143	87	284	173
Consolidated stock-based compensation	$227	$108	$451	$210
Operating income:
Coins	$830	$4,796	$5,357	$7,552
Trading cards and autographs	1,118	922	2,494	2,003
Other	253	125	518	420
Total	2,201	5,843	8,369	9,975
Unallocated operating expenses	(1,961)	(1,332)	(3,608)	(2,690)
Consolidated operating income	$240	$4,511	$4,761	$7,285

(1) Includes service revenues of $2.2 million and $7.1 million generated from outside the United States in the three and six months ended December 31, 2017 as compared to $4.3 million and $5.8 million in the three and six months ended December 31, 2016. China revenues included above were $1.5 million and $5.6 million in the three and six months ended December 31, 2017 as compared to $3.7 million and $4.6 million in the three and six months ended December 31, 2016.

	December 31,	June 30,
	2017	2017
Identifiable Assets:
Coins	$11,101	$9,128
Trading cards and autographs	3,387	1,547
Other	3,173	3,198
Total	17,661	13,873
Unallocated assets	14,153	14,736
Consolidated assets	$31,814	$28,609

Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2017, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $451,000 and $1,255,000, respectively, as compared to $480,000 and $946,000 for the three and six months ended December 31, 2016. At December 31, 2017, the amount owed to the Company by that person for these services was approximately $287,000 as compared to $268,000 at June 30, 2017.

An associate of Richard Kenneth Duncan Sr., who as of July 2015 was the beneficial owner of approximately 5% of our outstanding shares, paid us grading and authentication fees of $80,000 and $282,000, respectively, in the three and six months ended December 31, 2017 as compared to $167,000 and $406,000 in the same three and six months of fiscal 2017. At December 31, 2017, there was $95,000 owed to the Company for these services as compared to $50,000 at June 30, 2017.

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

On February 4, 2018, the Board of Directors approved a third quarter dividend of $0.175 per share of common stock, which will be paid on February 23, 2018 to stockholders of record on February 13, 2018. This represented a reduction from the quarterly dividend of $0.35 per share that we have previously paid to our stockholders since February 2015.

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

Overview of the Three and Six Months Ended December 31, 2017 Operating Results

The following table sets forth comparative financial data for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Grading authentication and related services	$14,063	100.0%	$17,862	100.0%	$33,816	100.0%	$33,610	100.0%
Cost of Revenues:
Grading authentication and related services	6,476	46.1%	6,475	36.3%	13,926	41.2%	12,614	37.5%

Gross Profit:	7,587	53.9%	11,387	63.7%	19,890	58.8%	20,996	62.5%

Selling and marketing expenses	2,421	17.2%	2,327	13.0%	5,175	15.3%	4,748	14.1%
General & administrative expenses	4,926	35.0%	4,549	25.4%	9,954	29.4%	8,963	26.7%
Operating income	240	1.7%	4,511	25.3%	4,761	14.1%	7,285	21.7%
Interest and other expense, net	(41)	(0.3%)	(96)	(0.6%)	(9)	-	(72)	(0.2%)
Income before provision for income taxes	199	1.4%	4,415	24.7%	4,752	14.1%	7,213	21.5%
Provision for income taxes	129	0.9%	1,491	8.3%	1,049	3.2%	2,701	8.1%
Income from continuing operations	70	0.5%	2,924	16.4%	3,703	10.9%	4,512	13.4%
Income (loss) from discontinued operations, net of income taxes	89	0.6%	(2)	-	89	0.3%	(10)	-
Net income	$159	1.1%	$2,922	16.4%	$3,792	11.2%	$4,502	13.4%
Net income per diluted share:
Income from continuing operations	$0.01		$0.34		$0.42		$0.53
Income from discontinued operations	0.01		-		0.01		-
Net income	$0.02		$0.34		$0.43		$0.53

Grading authentication and related service revenues decreased by $3.8 million, or 21%, to $14.1 million in the three months ended December 31, 2017, as compared to $17.9 million in the three months ended December 31, 2016. For the six months ended December 31, 2017 revenues were substantially unchanged at $33.8 million as compared to the six months ended December 31, 2016.

The change in revenues included (i) increased cards and autographs revenues of $0.6 million and $1.2 million in the three and six months ended December 31, 2017, respectively, as compared to the same period of the prior year, offset by (ii) coin revenue decreases of $4.4 million and $0.9 million in the three and six months ended December 31, 2017 as compared to the same period of the prior year. Due to seasonality, China revenues were down $2.2 million or 59% in this year’s second quarter but increased by $1.0 million or 21% for the six months ended December 31, 2017. The changes in our coin revenues are more fully described under Net Revenues below.

Due primarily to the coin revenue decreases and move and lease exit costs of $0.6 million incurred in this year’s second quarter, operating income decreased by $4.3 million in the second quarter and by $2.5 million in the six months ended December 31, 2017 as compared to the same periods of the prior year.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2017, are described in more detail below. See “Factors that Can Affect our operating Results and Financial Position” and “Results of Operations for the Three and Six Months Ended December 31, 2017, as compared to the Three and Six Months Ended December 31, 2016”, below.

In addition, see “Liquidity and Capital Resources: Dividends” which discusses the reduction in the Company’s dividend to stockholders.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 88% and 89% of our service revenues in the three and six months ended December 31, 2017, respectively. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, in the United States., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Furthermore, we have achieved a significant increase in world coin authentication and grading revenues in China, in the six months ended December 31, 2017, primarily attributable to the previously announced multi-year agreement with a customer that markets collectible coins to the banking channels in China. However, due to seasonality in that business, China revenues were down by $2.2 million or 59% in the second quarter but up by $1.0 million or 21% in the six months ended December 31, 2017. The level and timing of future revenues that we will generate in China are dependent on that customer’s activities in the banking channels in China, which as we have seen in the six months ended December 31, 2017 can lead to volatility in the level of world coin revenues on a quarterly basis.

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

One of our coin authentication and grading customers accounted for, in the aggregate approximately 2% and 11%, respectively, of our total net revenues in the three and six months ended December 31, 2017 as compared to 18% and 11%, respectively, of net revenues in the corresponding periods of the prior year. Our top five customers accounted, in the aggregate, for approximately 11% and 20% of our total revenues in the three and six months ended December 31, 2017, respectively, as compared to 30% and 22% in the same respective periods of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three and six months ended December 31, 2017 and 2016, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2017		2016		2017		2016
Coins	469,600	52.9%	919,100	68.8%	$406,738	89.1%	$457,733	91.0%
Trading cards and autographs (1)	418,300	47.1%	417,500	31.2%	49,900	10.9%	45,242	9.0%
Total	887,900	100.0%	1,336,600	100.0%	$456,638	100.0%	$502,975	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2017		2016		2017		2016
Coins	1,617,200	64.6%	1,518,400	64.0%	$860,270	87.5%	$1,041,768	88.8%
Trading cards and autographs (1)	886,500	35.4%	854,300	36.0%	123,416	12.5%	131,878	11.2%
Total	2,503,700	100.0%	2,372,700	100.0%	$983,686	100.0%	$1,173,646	100.0%

_________

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely primarily on internally generated cash to fund our continuing operations.

In addition to the operating performance of our businesses, and in particular our coin authentication and grading business, which accounts for over 60% of our revenues, our overall financial position can also be affected by other factors, including the Company’s tax position, the dividend policy adopted by the Board of Directors from time to time, (See Liquidity and Capital Resources: Dividends below), the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by our ability to repatriate cash balances back to the United States from China. Due to the evolving exchange control rules in China, we have experienced delays in transferring funds back from China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Future Sources of Cash” below, in January 2017 the Company obtained a $10,000,000 three-year unsecured revolving credit line from a commercial bank. In addition, in September 2017, the Company obtained a five-year $3,500,000 unsecured term loan primarily to fund capital expenditures and costs associated with the move to our new corporate headquarters, which took place in the second quarter of fiscal 2018. However, to the extent not used for that purpose, the proceeds of the term loan may be used for other corporate purposes.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line and term loan will be sufficient to fund our continuing operations at least through December 31, 2018.

Critical Accounting Policies and Estimates

During the three and six months ended December 31, 2017 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2017 10-K. Readers of this report are urged to read that Section of the Fiscal 2017 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair value of the awards. For performance-based equity grants the vesting of which is contingent on the achievement of one or more financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve one or more of the financial performance goals. If the shares ultimately fail to vest or management concludes that it is not probable that the shares will vest, then all expense previously recognized for those shares will be reversed.

Stock-based compensation expense in the three and six months ended December 31, 2017 was $227,000 and $451,000, respectively, as compared to $108,000 and $210,000 for the three and six months ended December 31, 2016.

Restricted Stock Awards

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the then remaining unvested shares available under the 2013 LTIP vested at the determination date and assuming continuous service by the participants the remaining 50% of the shares will vest on June 30, 2018.

2018 Long-Term Incentive Plan (“2018 LTIP”)

On December 26, 2017, the Compensation Committee of the Board of Directors of the Company adopted the 2018 LTIP for the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and for certain other key management employees (collectively the “Participants”), and granted to the Participants a total 84,360 restricted shares (comprising 42,180 Retention Restricted Shares and 42,180 Performance Restricted Shares “PSUs”) with a grant date fair value of approximately $2,552,000.

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 restricted shares were granted which will vest in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

It is the current intention of the Committee to make an annual grant of Retention Restricted Shares to each of the Participants early in fiscal 2019 and fiscal 2020, with vesting to take place in three equal annual installments on the first, second and third anniversaries, respectively, of the date on which such grant is made, in each case subject to the continued service of the Participant with the Company on such anniversary date.

One Time Grant. A total of 21,090 restricted shares were granted which will vest in two equal installments of 10,545 shares on June 30, 2018 and June 30, 2019, respectively. The vesting of each such installment will be contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Stock-based compensation expense of $1,276,000 for the 42,180 restricted shares, assuming continuous service, will be recognized over the requisite service period.

PSUs

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) and Operating Margin (defined as operating income before stock-based compensation expense, expressed as a percentage of consolidated revenue) goals to be achieved over the Performance Period for vesting to occur.

The vesting of the PSUs by the Participants will be contingent on (i) the extent to which (if any) the threshold or target CARGR goals or threshold or target Operating Margin goals are achieved or exceeded, or the maximum CARGR or maximum Operating Margin goals are achieved, and (ii) their continued service with the Company through June 30, 2020.

The following table sets forth the percentages of the respective numbers of PSUs granted to each of the Participants that will vest on June 30, 2020 based on the extent to which the goals are achieved or exceeded and assuming their continued service with the Company through June 30, 2020:

	Financial Performance Goals
	Threshold	Target	Maximum

Percent of PSUs Earned	10%	50%	100%

All the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his PSUs will be forfeited.

Assuming the maximum performance is achieved and assuming continuous service $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on an assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals on a quarterly basis throughout the Performance Period.

There was no stock-based compensation expense recognized for the 2018 LTIP shares through December 31, 2017.

Results of Operations for the Three and Six Months Ended December 31, 2017 as compared to the Three and Six Months Ended December 31, 2016

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

The following tables set forth the information regarding our net revenues for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$12,309	87.5%	$16,260	91.0%	$(3,951)	(24.3%)
Other related revenues	1,754	12.5%	1,602	9.0%	152	9.5%
Total service revenues	$14,063	100.0%	$17,862	100.0%	$(3,799)	(21.3%)

	Six Months Ended December 31,
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$29,983	88.7%	$29,868	88.9%	$115	0.4%
Other related revenues	3,833	11.3%	3,742	11.1%	91	2.4%
Total net revenues	$33,816	100.0%	$33,610	100.0%	$206	0.6%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,
					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$8,588	61.1%	$12,978	72.7%	$(4,390)	(33.8%)	(450)	(48.9%)
Cards and autographs (1)	4,655	33.1%	4,098	22.9%	557	13.6%	1	0.1%
Other (2)	820	5.8%	786	4.4%	34	4.3%	-	-
	$14,063	100.0%	$17,862	100.0%	$(3,799)	(21.3%)	(449)	(33.6%)

	Six Months Ended December 31,
					2017 vs. 2016
	2017		2016		Increase (Decrease)
		% of Net		% of Net	Revenues		Units Processed
	Amount	Revenues	Amount	Revenues	Amounts	%	Number	%
Coins	$22,037	65.2%	$22,950	68.3%	$(913)	(4.0%)	99	6.5%
Cards and autographs (1)	9,743	28.8%	8,537	25.4%	1,206	14.1%	32	3.8%
Other (2)	2,036	6.0%	2,123	6.3%	(87)	(4.1%)	-	-
	$33,816	100.0%	$33,610	100.0%	$206	0.6%	131	5.5%

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues, revenues earned from our Expos convention business and Collectors.com.

For the three months ended December 31, 2017, our total service revenues decreased by $3,799,000, or 21.3% as compared to the same three months of the prior year. That decrease was attributable to a $3,951,000, or 24.3% decrease in authentication and grading fees partially offset by an increase of $152,000, or 9.5%, in other related revenues. The decrease in authentication and grading fees comprised a $4,455,000, or 35.6%, decrease in coin fees partially offset by $504,000, or 13.5%, increase in cards and autograph fees.

For the six months ended December 31, 2017, our total service revenues increased by $206,000, or 0.6%, and comprised an increase of $115,000, or 0.4%, in authentication and grading fees and an increase of $91,000, or 2.4%, in other related revenues. The increase in authentication and grading fees was attributable to an increase of $1,141,000, or 14.7%, in cards and autograph fees substantially offset by a decrease of $1,026,000 or 4.6%, in coin fees.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 13.6% in the second quarter and 14.1% for the six months, and represented record second quarter and six months revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 29 of the last 30 quarters.

The decreases in coin authentication and grading fees of $4,455,000 and $1,026,000 in the three and six months ended December 31, 2017, respectively comprised (i) lower world coin fees of $1,976,000 or 43.9% in the second quarter and higher world coin fees of $1,419,000, or 22.4%, in the six months, reflecting the timing of submissions by a Chinese customer who serves the banking channel in China and the seasonality of those submissions, (ii) lower vintage coin fees of $1,062,000 or 29.4% in the quarter and $1,010,000 or 14.7% in the six months, reflecting generally lower submissions in the second quarter, (iii) lower U.S. modern fees of $972,000, or 36.0%, in the second quarter and $135,000 or 2.8% in the six months, reflecting a decrease in demand by dealers and customers for recent issuances of coins by the U.S. Mint that reduced submissions in this year’s second quarter, (iv) lower coin trade show revenues of $445,000 or 26.0% in the second quarter and $1,300,000 or 32.4% in the six months, representing one less show in both the first and second quarters and less revenues earned per show

Despite the decrease in our coin authentication and grading revenues in the three and six months ended December 31, 2017, our coin business represented approximately 61% and 65% of total service revenues respectively, in the three and six months ended December 31, 2017, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As previously disclosed, our second fiscal quarter is typically our seasonally slowest quarter of the year in the United States due to the winter holidays that occur in that quarter and the decline in our U.S. coin revenues in this year’s second quarter reflected generally lower submissions in that business. The lower world revenues and in particular China, reflected our previously discussed expectation that our China revenues in this year’s second quarter would be lower than this year’s first quarter, due to the seasonal nature of that business that we have experienced over the last six quarters.

Our third quarter is typically our seasonally strongest quarter of the year in the United States, although coin submissions has started more slowly than the third quarter of fiscal 2017. Due to the seasonality of the China business and the significant impact that business had on our first quarter revenues, we don’t expect total consolidated revenues in the third quarter of fiscal 2018 to exceed the level of revenues generated in the first quarter of fiscal 2018.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016

	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$7,587	53.9%	$11,387	63.7%	$19,890	58.8%	$20,996	62.5%

As indicated in the above table, our services gross profit margin was 53.9% and 58.8% for the three and six months ended December 31, 2017, respectively, as compared to 63.7% and 62.5% in the same respective periods of fiscal 2017. The decreases in our gross profit margin in this year’s three and six months periods reflects the significantly lower coin revenues in this year’s second quarter. As discussed above under “Factors that can Affect our Revenues and Gross Profit Margin” because a significant portion of our costs of revenues are relatively fixed in nature in the short-term, our gross profit margin can be impacted significantly if revenues decline in a period. During the three years ended June 30, 2017, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Selling and marketing expenses	$2,421	$2,327	$5,175	$4,748
Percent of net revenue	17.2%	13.0%	15.3%	14.1%

As indicated in the above table, selling and marketing expenses increased to 17.2% and 15.3% of revenues in the three and six months ended December 31, 2017, respectively, as compared to 13.0% and 14.1% in the same respective periods of prior year. In absolute dollars, selling and marketing expenses increased by $94,000 in this year’s second quarter due primarily to increased business development costs, attributable to the growth of our China business. The increase in sales and marketing expenses of $427,000 in the six months ended December 31, 2017 was primarily due to (i) an increase in payroll costs of $140,000 in connection with the growth of our cards and autographs business in the three and six months periods and our China business in the first quarter, (ii) travel and trade shows of $194,000 attributable our cards and autographs and overseas businesses and (iii) the above mentioned increase in business development costs of our China business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2017 and 2016, (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
General and administrative expenses	$4,926	$4,549	$9,954	$8,963
Percent of net revenue	35.0%	25.4%	29.4%	26.7%

As indicated in the above table, G&A expenses increased to 35.0% and 29.4% of revenues in the three and six months ended December 31, 2017, respectively, as compared to 25.4% and 26.7% in the same respective periods of prior year. In absolute dollars, G&A expenses increased by $377,000 and $991,000 in the three and six months ended December 31, 2017, respectively, as compared to the same respective periods of the prior year, and were primarily due to (i) moving and lease exit costs of approximately $561,000 incurred in this year’s second quarter in connection with the move to the Company’s new operations and headquarters facility (ii) higher stock-based compensation cost of $108,000 and $212,000 in this year’s second quarter and six months due to the Company achievement of the maximum performance goals under the 2013 LTIP and (iii) higher recruitment costs of $124,000 incurred in the six months ended December 31, 2017, primarily related to the CEO recruitment process undertaken due to the retirement of our former CEO. Partially offsetting those increases in the second quarter was a reduction in performance-based bonuses resulting from the lower operating results in that quarter.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2017	2016	2017	2016
Selling and marketing expenses	$25	$14	$50	$21
General and administrative expenses	202	94	401	189
	$227	$108	$451	$210

See Critical Accounting Policies and Estimates: Stock-Based Compensation, earlier in this Item 2, for further discussion of stock-based compensation.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,997,000 related to unvested stock-based equity awards outstanding at December 31, 2017 which represents the expense expected to be recognized through fiscal year 2020, on the assumptions that the holders of the equity awards will remain in the Company’s service through fiscal 2020. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future and (ii) the expense that would be recognized if the Performance Goals required under the 2018 LTIP are achieved (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining 6 months)	999
2019	756
2020	242
$1,997

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In Thousands)
Provision for income taxes	$129	$1,491	$1,049	$2,701

The income tax provisions in the six months ended December 31, 2017, were determined based on estimated annual effective tax rates of approximately 22%, as compared to 37% for the same periods in the prior year. The lower annual effective tax rate in the fiscal 2018 periods, reflect a blended federal tax rate of approximately 28% arising from the Tax Cuts and Jobs Act (“Tax Reform Act”) enacted into law in December 2017. In addition, the provision for income taxes in the three and six months ended December 31, 2017 was reduced by excess tax benefits, primarily resulting from the vesting of the 2013 LTIP shares in August 2017.

See note 6 to the condensed consolidated financial statements which discusses the Tax Reform Act in more detail.

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In Thousands)

Income (loss) from discontinued operations, net of income taxes	$89	$(2)	$89	$(10)

The income (loss) from discontinued operations (net of income taxes) for the three and six months ended December 31, 2017 and 2016, related to the remaining obligations associated with the New York City facility, formerly occupied by our discontinued jewelry businesses and in the three and six months ended December 31, 2017 the write off of all remaining discontinued balances, coinciding with the final payment of those obligations.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them. In the six months ended December 31, 2017, we borrowed $3,000,000 under our Term Loan primarily to finance the buildout of our new operations and headquarters facility.

At December 31, 2017, we had cash and cash equivalents of approximately $8,727,000, as compared to cash and cash equivalents of $9,826,000 at June 30, 2017.

Cash Flows

Cash Flows from Continuing Operations. During the six months ended December 31, 2017 and 2016, our operating activities from continuing operations generated cash of $5,416,000 and $5,422,000, respectively. The substantially unchanged cash provided by operating activities in the six months ended December 31, 2017, reflects the operating results for the six months as adjusted for changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $225,000 and $240,000 in the six months ended December 31, 2017 and 2016, respectively, primarily related to payments for our now expired obligation for the New York City facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $3,269,000 and $1,093,000 in the six months ended December 31, 2017 and 2016, respectively. In the six months ended December 31, 2017, we used $2,761,000 for capital expenditures and $506,000 for capitalized software development costs. In the six months ended December 31, 2016, we used $726,000 for capital expenditures, and $371,000 for capitalized software development costs.

Cash used in Financing Activities. In the six months ended December 31, 2017 and 2016, financing activities used net cash of $3,021,000 and $5,959,000, respectively. Cash dividends paid to stockholders were $6,021,000 and $5,959,000 in the six months ended December 31, 2017 and 2016, respectively. The Company borrowed $3,000,000 under its term loan in the six months ended December 31, 2017, primarily to fund the costs we incurred in moving to and building out our new operations and headquarters facility and for general corporate purposes.

Outstanding Financial Obligations

Continuing Operations. On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its principal business operations and headquarters facility. The term of the lease is approximately 10 years and 10 months, commencing on the completion of tenant improvements, which occurred in November 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord contributed approximately $2.9 million to the tenant improvements which was recognized as leasehold improvements and deferred rent as December 31, 2017. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount
2018 (remaining 6 months)	$682
2019	2,039
2020	2,086
2021	2,019
2022	1,558
Thereafter	9,338
$17,722

Discontinued Operations. The lease obligation associated with the facility formerly occupied by our discontinued jewelry business expired at and was fully satisfied as of December 31, 2017.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at December 31, 2017. We were in compliance with all of our financial and other covenants under our credit line agreement at December 31, 2017.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from the same commercial bank from which we obtained the above-described credit line. During its first year, the term loan takes the form of a non-revolving credit line during which period the Company is entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company is required to make monthly payments of accrued but unpaid interest, only, at whichever of the following two interest rates it may select: (i) LIBOR plus 2.25% per annum (the "LIBOR Rate"), or (ii) the highest prime lending rate published from time to time by the Wall Street Journal less 0.25% per annum (the "Prime Rate"), in either case subject to an interest rate floor of 2.250% per annum.

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

The Company used the borrowings under the term loan primarily to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its existing corporate headquarters. The Company also may use the loan proceeds for other general corporate purposes. At December 31, 2017, the Company had $3,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

Dividends. Through December 31, 2017, our dividend policy provided for us to pay quarterly cash dividends of $0.35 per share of common stock to our stockholders.

As we have disclosed in the past, the declaration of cash dividends in the future is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance (and in particular the on-going performance of the Company’s coin business), its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, we advised our stockholders that there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

On February 4, 2018, the Board of Directors approved a reduction in the amount of future quarterly cash dividends to $0.175 per share, primarily to provide the Company with additional cash that the Board of Directors believes will be needed to grow the Company's existing businesses, to fund other potential growth opportunities and to enhance the Company's financial flexibility. The Board of Directors also concluded that this change will make the payment of future cash dividends sustainable for a longer term.

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2017, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our line of credit and term loan (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions; (v) to fund the payment of cash dividends; (vi) to fund the remaining costs of our new operations and headquarters facility as discussed above; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock and incur borrowings to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to raise additional capital or obtain additional borrowings on terms acceptable to us, if at all.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the six months ended December 31, 2017 by approximately $692,000, primarily due to the vesting of the 2013 LTIP shares in first quarter.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2017, we had $8,727,000 in cash and cash equivalents, of which, $1,124,000 was invested in money market accounts, and the balance of $7,603,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $5,511,000 at December 31, 2017, of which $5,041,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in repatriating funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that we filed with the SEC on August 31, 2017.

ITEM 5.	Other Information

On February 4, 2018, the Board of Directors decided to reduce the amount of future quarterly cash dividends to $0.175 per share, from $0.35 per share, primarily to provide the Company with additional cash which the Board of Directors believes will be needed to grow the Company's existing businesses, to fund other potential growth opportunities and to enhance the Company's financial flexibility. The Board of Directors also concluded that this change will make the payment of future cash dividends sustainable for a longer term.

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

COLLECTORS UNIVERSE, INC.

Date: February 7, 2018	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 7, 2018	By:	/s/ JOSEPH J. WALLACE
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