Form 10-Q
period 2018-03-31
COLLECTORS UNIVERSE INC
filed 2018-05-08
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018

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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock $.001 Par Value	9,016,243

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2018 and 2017	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Forward-Looking Statements	17
	Our Business	17
	Overview of the Three and Nine Months Ended March 31, 2018 Operating Results	18
	Factors That Can Affect Our Operating Results and Financial Position	19
	Critical Accounting Policies and Estimates	21
	Results of Operations for the Three and Nine Months Ended March 31, 2018 as compared to the Three and Nine Months Ended March 31, 2017	23
	Liquidity and Capital Resources	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II	Other Information
Item 1A.	Risk Factors	33
Item 6.	Exhibits	33

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,179	$9,826
Accounts receivable, net of allowance of $69 and $77 at March 31, 2018 and June 30, 2017, respectively	2,672	3,615
Inventories, net	2,929	2,722
Prepaid expenses and other current assets	1,610	1,661
Total current assets	16,390	17,824

Property and equipment, net	8,576	3,163
Goodwill	2,083	2,083
Intangible assets, net	2,341	2,183
Deferred income tax assets	2,499	2,864
Other assets	477	413
Non-current assets of discontinued operations	-	79
Total assets	$32,366	$28,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,605	$2,660
Accrued liabilities	1,884	1,652
Accrued compensation and benefits	3,276	4,373
Current portion of long-term debt	375	-
Income taxes payable	168	664
Deferred revenue	3,560	2,676
Current liabilities of discontinued operations	-	391
Total current liabilities	11,868	12,416

Deferred rent	3,289	276
Long Term Debt	2,625	-

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,016 and 8,921 issued and outstanding at March 31, 2018 and June 30, 2017, respectively.	9	9
Additional paid-in capital	85,899	84,948
Accumulated deficit	(71,324)	(69,040)
Total stockholders’ equity	14,584	15,917
Total liabilities and stockholders’ equity	$32,366	$28,609

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$17,512	$18,596	$51,328	$52,206
Cost of revenues	7,818	7,365	21,745	19,979
Gross profit	9,694	11,231	29,583	32,227
Operating expenses:
Selling and marketing expenses	2,513	2,210	7,688	6,959
General and administrative expenses	5,195	4,312	15,148	13,274
Total operating expenses	7,708	6,522	22,836	20,233
Operating income	1,986	4,709	6,747	11,994
Interest and other income (expense), net	116	13	107	(59)
Income before provision for income taxes	2,102	4,722	6,854	11,935
Provision for income taxes	630	1,765	1,678	4,467
Income from continuing operations	1,472	2,957	5,176	7,468
Income (loss) from discontinued operations, net of income taxes	2	6	89	(3)
Net income	$1,474	$2,963	$5,265	$7,465

Net income per basic share:
Income from continuing operations	$0.17	$0.35	$0.60	$0.88
Income from discontinued operations	-	-	0.01	-
Net income per basic share	$0.17	$0.35	$0.61	$0.88

Net income per diluted share:
Income from continuing operations	$0.17	$0.35	$0.58	$0.87
Income from discontinued operations	-	-	0.01	-
Net income per diluted share	$0.17	$0.35	$0.59	$0.87

Weighted average shares outstanding:
Basic	8,703	8,482	8,651	8,478
Diluted	8,902	8,569	8,855	8,569
Dividends declared per common share	$0.175	$0.35	$0.875	$1.05

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,265	$7,465
Discontinued operations	(89)	3
Income from continuing operations	5,176	7,468
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,612	1,243
Stock-based compensation expense	951	330
Provision for bad debts	14	32
Provision for inventory write-down	389	32
Provision for warranty claims	343	506
Loss on sale of property and equipment	95	5
Deferred income taxes	365	-
Change in operating assets and liabilities:
Accounts receivable	953	(36)
Inventories	(596)	(1,050)
Prepaid expenses and other	51	(323)
Other assets	(64)	(172)
Accounts payable and accrued liabilities	(168)	(286)
Accrued compensation and benefits	(1,096)	402
Income taxes payable	(496)	1,252
Deferred revenue	884	445
Deferred rent	63	(73)
Net cash provided by operating activities of continuing operations	8,476	9,775
Net cash used in operating activities of discontinued businesses	(228)	(379)
Net cash provided by operating activities	8,248	9,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	6	53
Capital expenditures	(3,626)	(919)
Capitalized software	(720)	(723)
Patents and other intangibles	(7)	(5)
Net cash used in investing activities	(4,347)	(1,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	3,000	-
Dividends paid to common stockholders	(7,548)	(8,933)
Net cash used in financing activities	(4,548)	(8,933)

Net decrease in cash and cash equivalents	(647)	(1,131)
Cash and cash equivalents at beginning of period	9,826	11,967
Cash and cash equivalents at end of period	$9,179	$10,836

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$39	$-
Income taxes paid during the period	$1,542	$2,934

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Leasehold Improvements contributed by landlord (See note 3)	$2,949	$-

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At March 31, 2018, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC (our “Fiscal 2017 10-K”). Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

A portion of our net revenues is comprised of subscription fees paid by customers for one year memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, in some cases, to receive limited life vouchers for free grading services. We recognize revenue attributable to free grading vouchers on a specific basis and classify those revenues as part of authentication and grading fees. The balance of the membership fee is recognized over the life of the one year membership on a time-apportioned basis.

We recognize Certified Coin Exchanges subscription revenues ratably over the relevant subscription period. Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites. Click-through commissions earned through our website from third party affiliate programs are recognized in the period that the commissions relate to.

We recognize product sales when items are shipped to customers. Product revenues consist primarily of sales of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program. However, those sales are not considered an integral part of the Company’s ongoing revenue generating activities.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2018.

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

Stock-Based Compensation

We recognize stock-based compensation expense attributable to service-based equity grants over the service period based on the grant date fair values of the awards. For performance-based equity grants the vesting of which is contingent on the achievement of one or more financial performance goals, we begin recognizing the compensation expense based on their respective grant date fair values when it becomes probable that we will achieve one or more of the financial performance goals. If the shares ultimately fail to vest or management concludes that it is not probable that the shares will vest, then all expense previously recognized for those shares will be reversed.

Restricted Stock Awards

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the then remaining unvested shares awarded under the 2013 LTIP vested at the determination date and assuming continuous service by the participants, the remaining 50% of the shares will vest on June 30, 2018.

2018 Long-Term Incentive Plan (“2018 LTIP”)

On December 26, 2017, the Compensation Committee of the Board of Directors of the Company adopted the 2018 LTIP for the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and for certain other key management employees (collectively the “Participants”), and granted to the Participants a total 84,360 restricted shares (comprised of 42,180 Retention Restricted Shares and 42,180 Performance Restricted Shares (“PSUs”) with an aggregate grant date fair value of approximately $2,552,000.

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 Retention Restricted Shares were granted which will vest in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 Retention Restricted Shares were granted which will vest in two equal installments of 10,545 shares each on June 30, 2018 and June 30, 2019, respectively. The vesting of each such installment will be contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service, stock-based compensation expense of $1,276,000 attributable to the 42,180 Retention Restricted Shares, will be recognized over the requisite service period, of which $266,000 was recognized as an expense in the three and nine months ended March 31, 2018.

PSUs

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals, and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

The vesting of the 42,180 PSUs by the Participants will be contingent on (i) the extent to which (if any) the threshold or target CARGR goals or threshold or target Operating Margin goals are achieved or exceeded, or the maximum CARGR or maximum Operating Margin goals are achieved, and (ii) their continued service with the Company through June 30, 2020.

The following table sets forth the percentages of the respective numbers of PSUs granted to each of the Participants that will vest on June 30, 2020 based on the extent to which the goals are achieved or exceeded and assuming their continued service with the Company through June 30, 2020:

	Financial Performance Goals
	Threshold	Target	Maximum

Percent of PSUs Earned	10%	50%	100%

All the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his or her PSUs will be forfeited.

Assuming the maximum performance goals are achieved and continuous service by the participants, $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through March 31, 2018, as it is not considered probable, at this time, that the Company will achieve the threshold, target or maximum performance in fiscal 2020.

Total stock-based compensation expense, recognized in the three and nine months ended March 31, 2018 was $501,000 and $951,000, respectively, as compared to $119,000 and $330,000, respectively, for the three and nine months ended March 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2018, we had cash and cash equivalents totaling approximately $9,179,000, of which approximately $3,425,000 was invested in money market accounts, and the balance of $5,754,000 (including cash in overseas bank accounts) was in non-interest-bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $3,570,000 at March 31, 2018 of which $2,889,000 was in China. We plan to repatriate excess cash in China back to the United States in accordance with Chinese exchange control regulations. Due to the evolving exchange control rules in China, delays can be experienced in repatriating funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, exclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $4,899,000 at March 31, 2018.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at March 31, 2018. We were in compliance with all of our financial and other covenants under our credit line agreement at March 31, 2018.

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

At March 31, 2018, the Company had $3,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at March 31, 2018 and at June 30, 2017. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $69,000 and $77,000 at March 31, 2018 and June 30, 2017, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 64% of our net revenues for the nine months ended March 31, 2018, as compared to 69% of our net revenues for the nine months ended March 31, 2017.

Customers. Our top five customers accounted, in the aggregate, for approximately 13% and 18% of our total net revenues in the three and nine months ended March 31, 2018, respectively, as compared to 19% and 20% in the same respective periods of the prior year.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2018 we capitalized approximately $213,000 and $720,000, respectively, of software development costs as compared to $352,000 and $723,000 in the three and nine months ended March 31, 2017. In the three and nine months ended March 31, 2018, we recorded approximately $180,000 and $509,000, respectively, as amortization expense for capitalized software as compared to $122,000 and $342,000 in the three and nine months ended March 31, 2017. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades, or deemed not to be authentic. As previously disclosed, in the fourth quarter of fiscal 2017, the Company re-evaluated its warranty policy and changed its warranty accrual rate effective July 1, 2017. As a result, the provisions for warranty charged to cost of revenues in the three and nine months ended March 31, 2018 were $128,000 and $343,000, respectively, as compared to $171,000 and $506,000 in the three and nine months ended March 31, 2017, respectively.

Dividends

Through the second quarter of fiscal 2018, the Company’s paid quarterly dividends of $0.35 per share of common stock, in accordance with its then dividend policy. In February 2018, the Board of Directors reduced the quarterly dividend policy to a rate of $0.175 per share of common stock, effective with the third quarter of fiscal 2018. As we have previously stated, the declaration of cash dividends is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. See note 11 subsequent events below.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the nine months ended March 31, 2018 by approximately $638,000, primarily due to the vesting of the 2013 LTIP shares in the first quarter.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2018	2017
Coins	$479	$458
Other collectibles	477	391
Grading raw materials consumable inventory	3,113	2,850
	4,069	3,699
Less inventory reserve	(1,140)	(977)
Inventories, net	$2,929	$2,722

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2018	2017
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,044	2,916
Computer software	1,518	1,276
Equipment	4,467	6,063
Furniture and office equipment	911	1,177
Leasehold improvements	4,713	1,316
Trading card reference library	52	52
	13,968	13,063
Less accumulated depreciation and amortization	(5,392)	(9,900)
Property and equipment, net	$8,576	$3,163

Leasehold improvements at March 31, 2018 include approximately $4,108,000 of leasehold improvements for the Company’s new operations and headquarters facility, of which approximately $2,949,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2018	2017
Warranty reserves	$594	$834
Professional fees	93	84
Other	1,197	734
	$1,884	$1,652

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2018 and 2017 (in thousands):

	Nine Months Ended March 31,
	2018	2017
Warranty reserve beginning of period	$834	$892
Provision charged to cost of revenues	343	506
Payments	(583)	(268)
Warranty reserve, end of period	$594	$1,130

5.	DISCONTINUED OPERATIONS

The operating results of the discontinued businesses that are included in the accompanying Condensed Consolidated Statements of Operations were not material.

The remaining lease obligation in connection with the fiscal 2009 disposal of our jewelry businesses was fully paid and all remaining assets and liabilities of those businesses were written off as of December 31, 2017.

6.	INCOME TAXES

In the three and nine months ended March 31, 2018, we recognized provisions for income taxes based upon estimated annual effective tax rates of approximately 30% and 24%, respectively, as compared to 37% for the same periods of the prior year. The lower estimated annual effective tax rate in the three and nine months ended March 31, 2018, reflects a blended Federal tax rate of approximately 28% for fiscal 2018, resulting from the Tax Cuts and Job Act (“Tax Reform Act”) that was enacted into law in December 2017 (see below), adjusted for excess tax benefits, primarily resulting from the vesting of the 2013 LTIP shares in August 2017.

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

The Company has not, as yet, completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, the Company has made reasonable estimates of the effects on its income tax provision. At December 31, 2017, the Company revised its annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to the Company’s fiscal year, the statutory corporate tax rate for the fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, at December 31, 2017, the Company recorded a provisional one-time tax expense associated with the Tax Reform Act in the amount of $131,000. The estimated one-time charge is recorded in income tax expense in the nine months ended March 31, 2018. The estimated tax expense is comprised of $265,000 for the re-measurement of the Company’s net deferred tax assets to reflect the new lower U.S. tax rate, partially offset by a one-time benefit of $134,000 associated with the estimated impact of the Company’s foreign subsidiaries earnings and profits and the impact of our Hong Kong subsidiary’s accumulated deficit. The one-time amounts are provisional due to complexities arising from fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance. The Company will make the accounting policy election in the period the accounting is completed. For the items for which the Company was unable to make a reasonable estimate, the Company has continued to apply ASC 740, “Income Taxes” based on the tax law in effect immediately prior to enactment of the Tax Reform Act.

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

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted average shares outstanding: Basic	8,703	8,482	8,651	8,478
Dilutive effect of restricted shares	199	87	204	91
Weighted average shares outstanding: Diluted	8,902	8,569	8,855	8,569

There were 50,349 and 10,000 anti-dilutive unvested restricted shares excluded from the computation of diluted income per share in the three months ended March 31, 2018 and 2017, respectively.

In addition, in the nine months ended March 31, 2018, a total of 42,180 of unvested performance based restricted shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those restricted shares to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2018 and 2017, respectively. Net identifiable assets are provided by business segment as of March 31, 2018 and June 30, 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenues from external customers:
Coins (1)	$10,780	$12,825	$32,817	$35,776
Trading cards and autographs	5,449	4,427	15,192	12,965
Other	1,283	1,344	3,319	3,465
Consolidated total revenue	$17,512	$18,596	$51,328	$52,206
Amortization and depreciation:
Coins	$271	$163	$652	$461
Trading cards and autographs	123	51	265	159
Other	143	127	420	398
Total	537	341	1,337	1,018
Unallocated amortization and depreciation	121	73	275	225
Consolidated amortization and depreciation	$658	$414	$1,612	$1,243
Stock-based compensation:
Coins	$152	$28	$266	$56
Trading cards and autographs	16	3	47	8
Other	21	2	42	6
Total	189	33	355	70
Unallocated stock-based compensation	312	86	596	260
Consolidated stock-based compensation	$501	$119	$951	$330
Operating income:
Coins	$2,077	$4,481	$7,434	$12,033
Trading cards and autographs	1,385	1,006	3,879	3,008
Other	302	388	820	808
Total	3,764	5,875	12,133	15,849
Unallocated operating expenses	(1,778)	(1,166)	(5,386)	(3,855)
Consolidated operating income	$1,986	$4,709	$6,747	$11,994

(1) Includes service revenues of $2.0 million and $9.1 million generated from outside the United States in the three and nine months ended March 31, 2018 as compared to $1.3 million and $7.0 million in the three and nine months ended March 31, 2017. China revenues included above were $1.2 million and $6.7 million in the three and nine months ended March 31, 2018 as compared to $0.5 million and $5.1 million in the three and nine months ended March 31, 2017.

	March 31,	June 30,
	2018	2017
Identifiable Assets:
Coins	$11,083	$9,128
Trading cards and autographs	3,485	1,547
Other	3,030	3,198
Total	17,598	13,873
Unallocated assets	14,768	14,736
Consolidated assets	$32,366	$28,609

Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

9.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2018, an adult member of the immediate family of Mr. David Hall, the President of the Company, paid grading and authentication fees to us of $394,000 and $1,649,000, respectively, as compared to $665,000 and $1,611,000 for the three and nine months ended March 31, 2017. At March 31, 2018, the amount owed to the Company by that person for these services was approximately $97,000 as compared to $268,000 at June 30, 2017.

These authentication and grading fees were comparable in amount to the fees which we charge, in the ordinary course of our business, for similar authentication and grading services we render to unaffiliated customers.

10.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business. We establish accruals for lawsuits or disputes when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional information.

We believe that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

11.	SUBSEQUENT EVENTS

On May 1, 2018, the Board of Directors approved a fourth quarter dividend of $0.175 per share of common stock, which will be paid on May 25, 2018 to stockholders of record on May 16, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Fiscal 2017 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2017, and the section, entitled “Factors that Can affect our Operating Results or Financial Position,” below in this Item 2.

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

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and (v) the management and operation of collectibles trade shows. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Overview of the Three and Nine Months Ended March 31, 2018 Operating Results

The following table sets forth comparative financial data for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues:
Authentication, grading and related services	$17,512	100.0%	$18,596	100.0%	$51,328	100.0%	$52,206	100.0%
Cost of Revenues:
Authentication, grading and related services	7,818	44.6%	7,365	39.6%	21,745	42.4%	19,979	38.3%

Gross Profit:	9,694	55.4%	11,231	60.4%	29,583	57.6%	32,227	61.7%

Selling and marketing expenses	2,513	14.4%	2,210	11.9%	7,688	15.0%	6,959	13.3%
General & administrative expenses	5,195	29.7%	4,312	23.2%	15,148	29.5%	13,274	25.4%
Operating income	1,986	11.3%	4,709	25.3%	6,747	13.1%	11,994	23.0%
Interest and other income (expense), net	116	0.7%	13	0.1%	107	0.3%	(59)	(0.1% )
Income before provision for income taxes	2,102	12.0%	4,722	25.4%	6,854	13.4%	11,935	22.9%
Provision for income taxes	630	3.6%	1,765	9.5%	1,678	3.3%	4,467	8.6%
Income from continuing operations	1,472	8.4%	2,957	15.9%	5,176	10.1%	7,468	14.3%
Income (loss) from discontinued operations, net of income taxes	2	-	6	-	89	0.2%	(3)	-
Net income	$1,474	8.4%	$2,963	15.9%	$5,265	10.3%	$7,465	14.3%

Net income per diluted share:
Income from continuing operations	$0.17		$0.35		$0.58		$0.87
Income from discontinued operations	-		-		0.01		-
Net income	$0.17		$0.35		$0.59		$0.87

Authentication grading and related services revenues decreased by $1.1 million, or 6%, to $17.5 million in the three months ended March 31, 2018, from $18.6 million in the three months ended March 31, 2017. For the nine months ended March 31, 2018 total revenues decreased by $0.9 million or 1.7% to $51.3 million from $52.2 million in the nine months ended March 31, 2017.

The net decreases in revenues in the current year periods included (i) increased cards and autographs revenues of $1.0 million or 23% and $2.2 million or 17% in the three and nine months ended March 31, 2018, respectively, as compared to the same period of the prior year, offset by (ii) decreased total coin revenue of $2.0 million or 16% and $3.0 million or 8% in the three and nine months ended March 31, 2018 as compared to the same period of the prior year.

Operating income in the third quarter decreased to $2.0 million from $4.7 million in last year’s third quarter and to $6.7 million in the nine months from $12.0 million in last year’s nine months, primarily due to the lower U.S. coin revenues in the current year periods, higher non-cash stock based compensation of $0.4 million and $0.6 million in this year’s third quarter and nine months and moving and lease exit costs of approximately $0.6 million in the nine months ended March 31, 2018.

These, as well as other factors affecting our net revenues and operating results in the three and nine months ended March 31, 2018, are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations for the Three and Nine Months Ended March 31, 2018, as compared to the Three and Nine Months Ended March 31, 2017”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 87% and 88% of our total service revenues in the three and nine months ended March 31, 2018, respectively. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other collectibles, that we authenticate and grade.

Our U.S. coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. In the three and nine months ended March 31, 2018, modern coin authentication and grading revenues declined by approximately $1.9 million, or 35% and by $2.0 million, or 20%, respectively, due to lower activity in the modern coin market in the United States, mainly due to lower sales of modern coins by the U.S. Mint.

We achieved increases in coin authentication and grading revenues in China, in the three and nine months ended March 31, 2018, of $0.7 million, or 136% and $1.7 million, or 33%, respectively, primarily attributable to the growth of our base business in China, as we continue to grow brand awareness in that region. However, in absolute dollar terms, our China business is dependent on a customer that markets our graded coins on an exclusive basis in the banking channels in China and that customer represented about 60% of our China revenues in the nine months ended March 31, 2018. In February 2018, we sent a notice terminating the exclusive relationship with that customer but advised the customer that we are prepared to continue to authenticate and grade coins on a non-exclusive basis. At this time, it is too early to predict the effect this action will have on future coin submissions from this customer, as typically the revenue from the banking channel is generated in the first half of our fiscal year. However, we believe that the termination of the exclusive relationship with the customer will enable us to provide authentication and grading services to other parties in the banking channel in China, that over time, will ultimately increase our China revenues.

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at primarily U.S. collectibles trade shows where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows. In the three and nine months ended March 31, 2018, revenues generated at U.S. trade shows declined by approximately $0.2 million, or 10%, and $1.5 million, or 26%, respectively.

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

Our top five customers accounted, in the aggregate, for approximately 13% and 18% of our total revenues in the three and nine months ended March 31, 2018, respectively, as compared to 19% and 20% in the same respective periods of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three and nine months ended March 31, 2018 and 2017, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2018		2017		2018		2017
Coins	654,000	55.4%	828,000	65.0%	$508,838	91.6%	$557,419	89.9%
Trading cards and autographs (1)	526,100	44.6%	445,600	35.0%	46,474	8.4%	62,361	10.1%
Total	1,180,100	100.0%	1,273,600	100.0%	$555,312	100.0%	$619,780	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2018		2017		2018		2017
Coins	2,271,200	61.7%	2,346,500	64.4%	$1,369,107	89.0%	$1,599,187	89.2%
Trading cards and autographs (1)	1,412,600	38.3%	1,299,900	35.6%	169,890	11.0%	194,239	10.8%
Total	3,683,800	100.0%	3,646,400	100.0%	$1,538,997	100.0%	$1,793,426	100.0%

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

In addition to the operating performance of our businesses, and in particular our coin authentication and grading business, which accounts for over 60% of our revenues, our overall financial position can also be affected by other factors, including the Company’s tax position, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic cash position can be impacted by our ability to repatriate cash balances back to the United States from China. Due to the evolving exchange control rules in China, we continue to experience delays in transferring funds back from China.

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

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources” below, in January 2017 the Company obtained a $10,000,000 three-year unsecured revolving credit line from a commercial bank. In addition, in September 2017, the Company obtained a five-year $3,500,000 unsecured term loan primarily to fund capital expenditures and costs associated with the move to our new corporate headquarters, which took place in the second quarter of fiscal 2018, although certain cash expenditures associated with the move continued into the third quarter. However, to the extent not used for that purpose, the proceeds of the term loan may be used for other corporate purposes.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line and term loan will be sufficient to fund our continuing operations at least through March 2019.

Critical Accounting Policies and Estimates

During the nine months ended March 31, 2018 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2017 10-K. Readers of this report are urged to read that Section of the Fiscal 2017 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

Stock-Based Compensation

We recognize stock-based compensation expense attributable to service-based equity grants over the service period based on the grant date fair values of the awards. For performance-based equity grants the vesting of which is contingent on the achievement of one or more financial performance goals, we begin recognizing the compensation expense based on their respective grant date fair values when it becomes probable that we will achieve one or more of the financial performance goals. If the shares ultimately fail to vest or management concludes that it is not probable that the shares will vest, then all expense previously recognized for those shares will be reversed.

Restricted Stock Awards

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the then remaining unvested shares awarded under the 2013 LTIP vested at the determination date and assuming continuous service by the participants, the remaining 50% of the shares will vest on June 30, 2018.

2018 Long-Term Incentive Plan (“2018 LTIP”)

On December 26, 2017, the Compensation Committee of the Board of Directors of the Company adopted the 2018 LTIP for the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and for certain other key management employees (collectively the “Participants”), and granted to the Participants a total 84,360 restricted shares (comprised of 42,180 Retention Restricted Shares and 42,180 Performance Restricted Shares “PSUs”) with an aggregate grant date fair value of approximately $2,552,000.

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 Retention Restricted Shares were granted which will vest in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

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

One Time Grant. A total of 21,090 Retention Restricted Shares were granted which will vest in two equal installments of 10,545 shares each on June 30, 2018 and June 30, 2019, respectively. The vesting of each such installment will be contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service, stock-based compensation expense of $1,276,000 attributable to the 42,180 Retention Restricted Shares, will be recognized over the requisite service period, of which $266,000 was recognized as an expense in the three and nine months ended March 31, 2018.

PSUs

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

The vesting of the 42,180 PSUs by the Participants will be contingent on (i) the extent to which (if any) the threshold or target CARGR goals or threshold or target Operating Margin goals are achieved or exceeded, or the maximum CARGR or maximum Operating Margin goals are achieved, and (ii) their continued service with the Company through June 30, 2020.

The following table sets forth the percentages of the respective numbers of PSUs granted to each of the Participants that will vest on June 30, 2020 based on the extent to which the goals are achieved or exceeded and assuming their continued service with the Company through June 30, 2020:

	Financial Performance Goals
	Threshold	Target	Maximum

Percent of PSUs Earned	10%	50%	100%

All the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his or her PSUs will be forfeited.

Assuming the maximum performance goals are achieved and continuous service by the participants, $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through March 31, 2018, as it is not considered probable, at this time, that the Company will achieve the threshold, target or maximum performance in fiscal 2020.

Total stock-based compensation expense, recognized in the three and nine months ended March 31, 2018 was $501,000 and $951,000, respectively, as compared to $119,000 and $330,000, respectively, for the three and nine months ended March 31, 2017.

Results of Operations for the Three and Nine Months Ended March 31, 2018 as compared to the Three and Nine Months Ended March 31, 2017

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent and when they occur, revenues from the sales of products, which consist primarily of coins that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following tables set forth the information regarding our net revenues for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$15,247	87.1%	$16,461	88.5%	$(1,214)	(7.4%	)
Other related revenues	2,265	12.9%	2,135	11.5%	130	6.1%
Total service revenues	$17,512	100.0%	$18,596	100.0%	$(1,084)	(5.8%	)

	Nine Months Ended March 31,
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$45,230	88.1%	$46,329	88.7%	$(1,099)	(2.4%	)
Other related revenues	6,098	11.9%	5,877	11.3%	221	3.8%
Total net revenues	$51,328	100.0%	$52,206	100.0%	$(878)	(1.7%	)

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$8,791	50.2%	$11,547	62.1%	$(2,756)	(23.8%	)
China	1,181	6.8%	501	2.7%	680	135.7%
France & Hong Kong	808	4.6%	777	4.2%	31	4.0%
Total Coins	10,780	61.6%	12,825	69.0%	(2,045)	(15.9%	)
Cards and autographs (1)	5,449	31.1%	4,427	23.8%	1,022	23.1%
Other (2)	1,283	7.3%	1,344	7.2%	(61)	(4.5%	)
	$17,512	100.0%	$18,596	100.0%	$(1,084)	(5.8%	)

	Nine Months Ended March 31,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$23,738	46.2%	$28,732	55.0%	$(4,994)	(17.4%	)
China	6,749	13.2%	5,084	9.7%	1,665	32.7%
France & Hong Kong	2,330	4.5%	1,960	3.8%	370	18.9%
Total Coins	32,817	63.9%	35,776	68.5%	(2,959)	(8.3%	)
Cards and autographs (1)	15,192	29.6%	12,965	24.8%	2,227	17.2%
Other (2)	3,319	6.5%	3,465	6.7%	(146)	(4.2%	)
	$51,328	100.0%	$52,206	100.0%	$(878)	(1.7%	)

(1)	Consists of revenues from our trading card and our autograph authentication and grading businesses.
(2)	Includes CCE subscription fees, Coinflation.com revenues, revenues earned from our Expos convention business and Collectors.com.

For the three months ended March 31, 2018, our total service revenues decreased by $1,084,000, or 5.8%, as compared to the same three months of the prior year. That decrease was attributable to a $1,214,000, or 7.4%, decrease in authentication and grading fees partially offset by an increase of $130,000, or 6.1%, in other related revenues. The net decrease in authentication and grading fees was attributable to a $962,000 or 23.8% increase in cards and autograph fees offset by a $2,176,000 or 17.5% decrease in coin fees.

For the nine months ended March 31, 2018, our total service revenues decreased by $878,000, or 1.7%, and comprised a decrease of $1,099,000, or 2.4%, in authentication and grading fees, partially offset by an increase of $221,000, or 3.8%, in other related revenues. The net decrease in authentication and grading fees was attributable to an increase of $2,103,000, or 17.8%, in cards and autograph fees offset by a decrease of $3,202,000 or 9.3%, in coin fees.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 23.1% in the third quarter and 17.2% for the nine months, and represented record quarterly and nine months revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 30 of the last 31 quarters.

The net decreases in coin authentication and grading fees of $2,176,000 and $3,202,000 in the three and nine months ended March 31, 2018, respectively, as compared to the same periods of the prior year, comprised (i) higher world coin fees of $796,000, or 51.3%, in the quarter and $2,214,000, or 28.0%, in the nine months, primarily reflecting an increase in revenues in China and Hong Kong, as we continue to see brand acceptance in that region, offset by (ii) lower U.S. modern fees of $1,869,000, or 35.5%, in the quarter and $2,004,000, or 19.8%, in the nine months, reflecting a decrease in demand by dealers and customers for recent issuances of coins by the U.S. Mint, (iii) lower U.S. vintage coin fees of $951,000 or 23.5% in the quarter and $1,960,000, or 18.0%, in the nine months, reflecting generally lower vintage submissions in the past two quarters and (iv) lower U.S. coin trade show revenues of $152,000, or 9.7%, in the quarter and $1,452,000, or 26.0%, in the nine months, reflecting lower average submissions per show, in the current year periods.

Despite the decreases in our coin authentication and grading revenues in the three and nine months ended March 31, 2018, our coin business represented approximately 62% and 64% of total service revenues respectively, in the three and nine months ended March 31, 2018, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

Notwithstanding our cards and autographs business generating record revenues in the three and nine months ended March 31, 2018 and our China business generating record third quarter and nine months revenues, we are continuing to experience a challenging US coin market, which has resulted in a net decline in consolidated revenues of about 6% and 2% in the third quarter and nine months ended March 31, 2018, respectively. Past history has shown that, after a period of slower revenues, the US coin market typically rebounds; however, at this time it is too early to determine when this will occur. Furthermore, our third fiscal quarter is typically our seasonally strongest quarter of the year in the U.S.

With respect to our China business, as previously reported and as discussed under “Factors That Can Affect our Revenues and Gross Profit Margin” above, we terminated the exclusive relationship with our China customer that serves the Banking Channel in China, although we are prepared to continue to authenticate and grade coins for that customer on a non-exclusive basis. It is too early to predict the effect that this action will have on future submissions from that customer, however, we believe that over time it will ultimately enable us to increase our submissions from the banking channel in China. Our experience to date, is that revenues from the banking channel are generated in the first or second quarters of our fiscal year.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017

	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$9,694	55.4%	$11,231	60.4%	$29,583	57.6%	$32,227	61.7%

As indicated in the above table, our services gross profit margin was 55.4% and 57.6% for the three and nine months ended March 31, 2018, respectively, as compared to 60.4% and 61.7% in the same respective periods of fiscal 2017. Those decreases primarily reflect the lower U.S. coin revenues in this year’s three and nine months periods and higher reserves established for consumable inventory used in our authentication and grading process in the third quarter. As discussed above under “Factors that can Affect our Revenues and Gross Profit Margin” because a significant portion of our costs of revenues are relatively fixed in nature in the short-term, our gross profit margin can be impacted significantly if revenues decline significantly in a period. During the three years ended June 30, 2017, our quarterly services gross profit varied between 59% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Selling and marketing expenses	$2,513	$2,210	$7,688	$6,959
Percent of net revenue	14.4%	11.9%	15.0%	13.3%

As indicated in the above table, selling and marketing expenses increased to 14.4% and 15.0% of revenues in the three and nine months ended March 31, 2018, respectively, as compared to 11.9% and 13.3%, respectively, in the same respective periods of prior year. The net increases in sales and marketing expenses of $303,000 and $729,000 in the three and nine months ended March 31, 2018, respectively, primarily reflect increased sales and marketing costs incurred by our growing cards and autographs and overseas coin businesses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and nine months ended March 31, 2018 and 2017, (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
General and administrative expenses	$5,195	$4,312	$15,148	$13,274
Percent of net revenue	29.7%	23.2%	29.5%	25.4%

As indicated in the above table, G&A expenses increased to 29.7% and 29.5% of revenues in the three and nine months ended March 31, 2018, respectively, as compared to 23.2% and 25.4%, respectively, in the same periods of prior year. In absolute dollars, G&A expenses increased by $883,000 and $1,874,000 in the three and nine months ended March 31, 2018, respectively, due primarily to (i) moving and lease exit costs of approximately $46,000 and $607,000 incurred in this year’s third quarter and nine months, respectively, in connection with the move to the Company’s new operations and headquarters facility (ii) higher non-cash stock-based compensation expenses of $382,000 and $592,000 in this year’s third quarter and nine months, respectively, primarily due to the Company achievement of the maximum performance goals under the 2013 LTIP and the adoption of the new 2018 LTIP (iii) higher depreciation and amortization expense of $233,000 and $378,000 in the third quarter and nine months related to depreciation for tenant improvements and other assets capitalized as part of the Company’s new operational and headquarter facility and prior year capitalized software projects (iv) a pre-litigation net settlement of $325,000 in the three and nine month periods and (v) higher recruitment costs of $134,000 incurred in the nine months ended March 31, 2018, primarily related to the CEO recruitment process undertaken due to the retirement of our former CEO. Partially offsetting those increases in the third quarter and nine months of this fiscal year, were reductions in performance-based bonuses resulting from the Company’s lower operating results.

Stock-Based Compensation

As discussed in Note 1, Stock-Based Compensation Expense to the Company’s condensed consolidated financial statements, included elsewhere in this report, the Company recognized stock-based compensation expense (in thousands), as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2018	2017	2018	2017
Selling and marketing expenses	$25	$25	$76	$47
General and administrative expenses	476	94	875	283
	$501	$119	$951	$330

See Critical Accounting Policies and Estimates: Stock-Based Compensation, earlier in this Item 2, for further discussion of stock-based compensation.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,496,000 related to unvested stock-based equity awards outstanding at March 31, 2018 which represents the expense expected to be recognized through fiscal year 2020, on the assumptions that the holders of the equity awards will remain in the Company’s service through fiscal 2020. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future and (ii) the expense associated with the PSUs granted under the 2018 LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (remaining 3 months)	498
2019	756
2020	242
$1,496

Income Tax Expense

Set forth below is information regarding our income tax provisions in the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In Thousands)
Provision for income taxes	$630	$1,765	$1,678	$4,467

The income tax provisions in the three and nine months ended March 31, 2018, were determined based on estimated annual effective tax rates of approximately 30% and 24%, respectively, as compared to 37% for the same periods in the prior year. The lower annual effective tax rate in the fiscal 2018 periods, reflect a blended federal tax rate of approximately 28% arising from the Tax Cuts and Jobs Act (“Tax Reform Act”) enacted into law in December 2017, adjusted for excess tax benefits, primarily resulting from the vesting of the 2013 LTIP shares in August 2017.

See note 6 to the condensed consolidated financial statements included elsewhere in this report which discusses the Tax Reform Act in more detail.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In Thousands)
Income (loss) from discontinued operations, net of income taxes	$2	$6	$89	$(3)

The income (loss) from discontinued operations (net of income taxes) for the three and nine months ended March 31, 2018 and 2017, related to the remaining obligations associated with the New York City facility, formerly occupied by our discontinued jewelry businesses. All remaining discontinued balances were written off at March 31, 2018 coinciding with the final payment of those obligations.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading or at the time of shipment of their collectibles back to them. In the nine months ended March 31, 2018, we borrowed $3,000,000 under our Term Loan primarily to finance the buildout of our new operations and headquarters facility.

At March 31, 2018, we had cash and cash equivalents of approximately $9,179,000, as compared to cash and cash equivalents of $9,826,000 at June 30, 2017.

Cash Flows

Cash Flows from Continuing Operations. During the nine months ended March 31, 2018 and 2017, our operating activities from continuing operations generated cash of $8,476,000 and $9,775,000, respectively. The cash provided by operating activities in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017, reflects the lower operating results for the current nine months as adjusted for changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $228,000 and $379,000 in the nine months ended March 31, 2018 and 2017, respectively, primarily related to payments for our expired obligation as of December 31, 2017, for the New York City facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $4,347,000 and $1,594,000 in the nine months ended March 31, 2018 and 2017, respectively. In the nine months ended March 31, 2018, we used $3,626,000 for capital expenditures, consisting primarily of expenditures incurred for the Company’s new operations and headquarter facility that was completed in the second quarter of fiscal 2018, and $720,000 for capitalized software development costs. In the nine months ended March 31, 2017, we used $919,000 for capital expenditures, and $723,000 for capitalized software development costs.

Cash used in Financing Activities. In the nine months ended March 31, 2018 and 2017, financing activities used net cash of $4,548,000 and $8,933,000, respectively. Cash dividends paid to stockholders were $7,548,000 and $8,933,000 in the nine months ended March 31, 2018 and 2017, respectively. The lower dividend payments in the nine months ended March 31, 2018, reflect the previously announced reduction in the Company’s cash dividends to stockholders in the third quarter of fiscal 2018. See Dividends below. The Company borrowed $3,000,000 under its term loan in the first half of the year, primarily to fund the costs we incurred in moving to and building out our new operations and headquarters facility and for general corporate purposes.

Outstanding Financial Obligations

Continuing Operations. On February 3, 2017, the Company, as tenant, entered into a triple net Office Lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its principal business operations and headquarters facility. The term of the lease is approximately 10 years and 10 months, commencing on the completion of tenant improvements, which occurred in November 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord contributed approximately $2.9 million to the tenant improvements which was recognized as leasehold improvements and deferred rent, which is being amortized over the life of the lease. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

The following table sets forth the amounts of our financial obligations, consisting primarily of rent expense, under operating leases for our continuing operations, in each of the years indicated below (in thousands):

Fiscal Year	Gross Amount
2018 (remaining 3 months)	$304
2019	1,845
2020	2,165
2021	2,043
2022	1,991
Thereafter	9,552
$17,900

Discontinued Operations. The lease obligation associated with the facility formerly occupied by our discontinued jewelry business expired at and was fully satisfied as of December 31, 2017.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at March 31, 2018. We were in compliance with all of our financial and other covenants under our credit line agreement at March 31, 2018.

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

The Company used the borrowings under the term loan primarily to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its existing corporate headquarters. The Company also may use the loan proceeds for other general corporate purposes. At March 31, 2018, the Company had $3,000,000 of outstanding borrowings under the term loan and was in compliance with its loan covenants.

Dividends. Through December 31, 2017, our dividend policy provided for us to pay quarterly cash dividends of $0.35 per share of common stock to our stockholders.

As previously reported, on February 4, 2018, the Board of Directors approved a reduction in the amount of future quarterly cash dividends to $0.175 per share, primarily to provide the Company with additional cash that the Board of Directors believes will be needed to grow the Company's existing businesses, to fund other potential growth opportunities and to enhance the Company's financial flexibility. The Board of Directors also concluded that this change will make the payment of future cash dividends sustainable for a longer term.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2018, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our line of credit and term loan (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund acquisitions; (v) to fund the payment of cash dividends; and (vi) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock and incur borrowings to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to raise additional capital or obtain additional borrowings on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in the nine months ended March 31, 2018 by approximately $638,000, primarily due to the vesting of the 2013 LTIP shares in the first quarter.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2018, we had $9,179,000 in cash and cash equivalents, of which, $3,425,000 was invested in money market accounts, and the balance of $5,754,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $3,570,000 at March 31, 2018, of which $2,889,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in repatriating funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 that we filed with the SEC on August 31, 2017. Readers of this report are urged to read the risk factors set forth in that Annual Report on Form 10-K.

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

COLLECTORS UNIVERSE, INC.

Date: May 8, 2018	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 8, 2018	By:	/s/ JOSEPH J. WALLACE
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