Form 10-K
period 2018-06-30
COLLECTORS UNIVERSE INC
filed 2018-08-30
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018

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

As of December 29, 2017, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $223,000,000 based on the per share closing price of $28.64 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 26, 2018, a total of 9,015,183 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2018, for its 2018 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements contain estimates or predictions about or forecasts of our future financial condition and operating results and trends in our business and markets. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, those statements are necessarily based on current information available to us. Therefore, the information contained in the forward looking statements in this Annual Report are subject to change due to (i) future events and circumstances of which we are not currently aware and (ii) to a number of risks and uncertainties that could cause our future financial condition or operating results to differ significantly from those expected at the current time as described in those forward-looking statements. Those known risks and uncertainties are described in Item 1A in Part I of this Annual Report under the caption “RISK FACTORS,” and in Item 7 in Part II of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements and risk factors contained in those Items of this Annual Report. Also, our actual results in the future may differ due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results.   Due to all of these uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or the applicable rules of the NASDAQ Stock Market.

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

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related services, which consist of (i) the sale of advertising and click-through commissions earned on our websites, including Collectors.com, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we operate, at which collectibles are exhibited and are bought and sold by collectibles dealers and collectors. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, these sales are not the focus, and we do not consider them to be an integral part of our ongoing revenue-generating activities.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2018, we have authenticated and graded approximately 39 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2018, had authenticated and graded approximately 31 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in each of the fiscal years ended June 30, 2018 to 2016:

	Units Processed
	2018		2017		2016
Coins	2,792,800	59%	3,081,400	64%	2,371,800	58%
Trading cards	1,763,700	37%	1,457,900	30%	1,278,900	31%
Autographs	209,800	4%	297,800	6%	448,000	11%
Total	4,766,300	100%	4,837,100	100%	4,098,700	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards and autographs that were submitted to us for authentication or grading:

	Declared Values (000’s)
	2018		2017		2016
Coins	$1,971,200	90%	$2,074,400	89%	$1,935,400	91%
Trading cards	193,100	9%	224,400	10%	177,800	8%
Autographs	31,400	1%	22,400	1%	25,700	1%
Total	$2,195,700	100%	$2,321,200	100%	$2,138,900	100%

Our revenues are comprised principally of our authentication and grading service fees. Those fees range from $1 to over $9,135 but averaged $12.55 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. Our fees are generally not based on the value of the collectible, except for special coin services sometimes requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2018, our coin authentication and grading fees ranged from $1 to over $9,135, and averaged $14.75, per coin.

In the case of trading cards, in fiscal 2018, the authentication and grading fees ranged from approximately $1 to $3,575 but averaged $8.74, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles.

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

The Impact of eBay and Other e-Commerce Websites on the Collectible Markets. The advent of the Internet and, in particular, eBay’s development of an Internet or “virtual” marketplace and other Internet-selling websites, such as Amazon, have overcome many of the inefficiencies that had characterized the traditional collectibles markets. eBay and other online marketplaces (i) offer enhanced interaction between and greater convenience for sellers and buyers of high-value collectibles; (ii) eliminate or reduce the involvement of dealers and other “middlemen;” (iii) reduce transaction costs; (iv) allow trading to be conducted at all hours; and (v) regularly provide updated information to collectors. In addition, in August 2015, the Company launched its Collectors.com website where it aggregates and organizes collectibles listings from sellers and collectibles categories and markets; to enable collectors to expeditiously locate collectibles they are interested in buying. However, Internet commerce still raises, and has even heightened, concerns about the authenticity and quality of the collectibles that are listed for sale on the Internet. Buyers have no ability to physically examine the collectibles and no means to confirm the identity or the credibility of the dealers or sellers on the Internet. As a result, we believe that the growth of Internet-selling websites, such as eBay and Amazon, and individual dealer-owned websites, has increased awareness of the importance of, and the demand for, independent third-party authentication and grading services of the type we provide. Our services enable purchasers and collectors to use the Internet to purchase high-value collectibles, without physical examination (“sight-unseen”), with the confidence of knowing that they are authentic and are of the quality represented by sellers. The importance and value of our services to purchasers and collectors, we believe, are demonstrated by eBay’s inclusion, on its collectibles websites, of information that identifies, and encourages visitors to use, our independent third-party authentication and grading services, as well as similar services offered by some of our competitors.

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs or retains the services of expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading determinations. As of June 30, 2018, we employed and utilized 38 coin experts who have an average of 10 years of service with the Company.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins. Following the introduction of our independent, third-party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.” In 1990, a dealer market was developed, known as the “Certified Coin Exchange,” on which coin dealers trade rare coins “sight-unseen.” We acquired CCE in 2005.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. We are now the leading authenticator and grader of trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2018, we employed 22 experts who have an average of 14 years of service with the Company. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where an “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2018, we employed 3 autograph experts who joined the Company in the last two years, as well as outside consultants that we sometimes use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services, since 1990. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. CCE provides liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to us for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are over 93,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $180 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, to create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis primarily for distribution to approximately 8,348 PSA Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service, some of which is available for a fee and some of which is available without charge. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

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

Our Growth Strategy

We have established leading brands in our existing collectibles markets, including PCGS, PSA and PSA/DNA. We use those brands to promote Collectors Universe as the premier independent provider of authentication and grading services in the high-value collectibles markets, in order to (i) increase our market share among existing users of authentication and grading services, (ii) increase the use of our services by the numerous collectors that do not currently use any independent third-party authentication or grading services, and (iii) expand our coin and trading cards services to selected international markets.

Although we have authenticated and graded approximately 39 million coins since the inception of PCGS, and approximately 31 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities to expand our service offerings to customers and to solidify our position as a leading authority in the collectible markets that we serve, we have:

■

expanded our geographical reach by opening offices in Paris, France, Hong Kong and Shanghai, China, the operations of which generated approximately 16% of our net revenues in fiscal 2018, and in July 2018, we established an office in Japan to serve the Asian trading cards and memorabilia market;

■	provided special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

■	provided collectibles information and value-added content through our online encyclopedia- CoinFacts and PSA Collectible Facts, as well as through printed publications;

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

■

continued to enhance our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and to increase traffic on our websites;

■	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services;

■	expanded our website information services, to include auction results, reference materials and ongoing collectibles price guides and population reports.

Operations

We offer authentication and grading services for coins, trading cards, autographs and autographed memorabiia. Our trained and experienced authentication and grading experts determine the authenticity of and using uniform quality standards, assign quality grades to these collectibles.

PCGS. Our authentication and grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of the authentication and grading process. Generally, our process requires that at least two of our experts evaluate each coin independently. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade. The coin’s authenticity and grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary. Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number and a bar code, the PCGS hologram and brand name and if requested by the customer, special inserts that can enhance the collectible value of the coin.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 226,000 sets were registered on our Set Registries as of June 30, 2018, which represents a 7% increase over the number registered as of June 30, 2017.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $59 to $249, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2018, there were approximately 21,000 members in our Collectors Clubs.

■

Certified Coin Exchange (“CCE”) Business-to-Business Website and Collectors Corner Business-to-Consumer Website. The CCE website is a business-to-business website where recognized dealers make markets in and can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 78,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers. In addition, we provide a market on Collectors Corner , which is a business to consumer website where consumers can identify and purchase coins, trading cards and currency offered for sale by authorized dealers. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Collectibles are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded collectibles.

Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in customer confidence that is attributable to our independent authentication and grading of those collectibles. These marketing programs include:

■

Trade Shows and Conventions. There are numerous collectibles trade shows and conventions held annually in the United States and overseas, where collectibles dealers gather on a trading floor or bourse to buy and sell collectibles. We attend the largest and most significant of those trade shows and conventions, at many of which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site authentication and grading services at such trade shows and conventions.

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

Collectibles Experts

As of June 30, 2018, we employed 63 experts in our authentication and grading operations, with an average of 11 years of service with the Company. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) have been trained by us in our authentication and grading methodologies and procedures, or (iii) had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was authenticated or graded by us later receives a lower grade upon resubmission to us for grading, or is found not to be authentic, based on our opinion, we are obligated under our warranty either to purchase the coin or trading card at the current market value at the originally assigned grade or, instead, at the customer’s option, to pay the difference in the current market value of the item between its original assigned grade and its lower grade. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, we would increase the warranty reserves and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. See Item 7: “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies: Grading Warranty Costs”, and Item 8: Consolidated Financial Statements -Note 7 of this report for more information regarding our warranty reserves. As discussed above, before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided if the plastic holder has been broken or damaged or shows signs of tampering.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs or memorabilia.

Customer Service and Support

We devote significant resources, including a 33-person staff that provides personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders, however, we now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts they can be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

Competition

Coin Authentication and Grading. Our principal competitors in the coin authentication and grading market are Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading, Certified Acceptance Compensation (“CAC”) and ANACS, all of which are privately owned businesses.

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

Information Technology

IT Systems. We have developed a number of proprietary software systems for use in our authentication and grading operations, as well as for the operation and maintenance of our websites. Custom applications include grading systems, inventory control and order tracking systems, and other internally developed applications to manage the day-to-day operations of the Company. Websites have multiple customer-facing content/information systems, including (but not limited to) PSA CollectibleFacts, PCGS CoinFacts, multiple price guide and population reports, and multiple eCommerce solutions. Internally, these websites and applications are managed through a proprietary content management system. The majority of internally developed systems are written in Microsoft C# .NET and, in some limited cases, Microsoft Visual Basic .NET (all using a number of high-availability virtual machine systems or Microsoft SQL Server clusters on the back end).

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

Employees

As of June 30, 2018, we had a total of 387 employees, of which 343 were full-time employees and 44 were part-time employees and 57 were employed outside of the United States. Our authentication and grading-related businesses employed 333 people, including our 63 experts and 33 customer service and support personnel. Of the other 54 employees, 16 work in information services, 5 in marketing, 6 in our CCE subscription business, 7 in our Expos business (of which 5 were part-time employees), and 20 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

Available Information

Our internet address is www.collectorsuniverse.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our SEC filings may also be read and copied at the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our websites and the information contained thereon are not part of, nor are they incorporated into, this Report.

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

A decline in the popularity of collectibles and a resulting decrease in submissions for our services could adversely impact our business.

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles and the popularity of certain coins released by the United States Mint. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity or, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions to us and in the requests we receive for faster turnaround times resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our U.S. coin grading fees in certain periods of fiscal years 2012 to 2013, 2015 to 2016, and fiscal 2018 that the popularity of collectibles for certain specific coin programs, can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, general consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Factors that can Affect our Operating Results and Financial Position” below in the Report.

Our dependence on coin authentication and grading services for most of our revenues makes us vulnerable to changes in economic conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 63%, 68% and 66% of our total net revenues in fiscal 2018, 2017 and 2016, respectively. Our U.S. and overseas modern coin authentication and grading revenues represented approximately 21%, 27% and 20% of our total revenues in fiscal 2018, 2017 and 2016, respectively. We believe that the principal factors that can lead to fluctuations in U.S. coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. Dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint or dealers or customers, who specialize in selling modern coins (iv) the pricing of our services particularly for our modern coin programs and (v) short-term changes in the value of gold, particularly around the time of collectibles trade shows. This lack of diversity in our sources of revenues and our dependence on coin authentication and grading submissions for a majority of our net revenues make us more vulnerable to these conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results, as evidenced by the reduction in revenues and operating income in fiscal 2018 as compared with fiscal 2017, due mainly to the lower U.S. coin revenues in fiscal 2018.

Moreover, if another economic downturn, such as the one from 2008 to 2012, were to occur, our dependence on coin authentication and grading services for our revenues could increase, because the prices that dealers and collectors can realize on sales of trading cards generally are significantly lower than the prices they are able to realize on sales of collectible coins, making it more difficult, for trading card collectors to afford or justify incurring the costs of obtaining independent authentication and grading services. In addition, our coin business is expanding into overseas markets, which could increase our reliance on the coin market over the longer term.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect their willingness and ability to purchase, and the prices that they are willing to pay for collectibles. Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and willingness to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature. Declines in purchases and sales, or in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are often used in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of such collectibles; and (ii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

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

Our top five customers account for approximately 16% of our total net revenues in fiscal 2018

During the year ended June 30, 2018, five of our customers accounted, in the aggregate, for approximately 16% of our total net revenues. As a result, the loss of any of those customers, or the lack of success of marketing programs by those customers both in the U.S. or in China, or changes in our relationship with any of those customers could lead to a decrease in the volume of grading submissions which could cause our net revenues to decline and, therefore, could harm our operating results. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Factors that can Affect our Operating Results and Financial Position” below in the Report.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have limited experience.

On an ongoing basis, we seek to introduce new services that we can offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. In addition, in recent years we began offering and providing coin authentication and grading services in Paris, Hong Kong and Shanghai. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable which could lead to impairments of amounts capitalized and negatively impact our operating results. Furthermore, volatility in the level of services generated at our international operations, particularly in China, may add volatility to our quarterly and annual operating results.

Changing market conditions in China have created uncertainties over and may adversely affect the sustainability, at current levels, and the future growth of our coin business in China.

In the first quarter of fiscal 2017, we entered into a multi-year agreement to provide coin authentication and grading services to a customer in China, which distributes custom designed and packaged collectible coins in the “bank channel” in mainland China. That agreement provided that the customer would obtain authentication and grading services for coins for the banking channel from us and we would provide such services for banking channel coins exclusively for that customer. In fiscal 2018, that customer accounted for 53% of our revenues from China and 6% of our total revenues. Due to changing market conditions in China, and a desire to broaden our customer base and reduce our dependence on this customer, in February 2018 we notified the customer that we had decided to terminate our exclusive arrangement with it, but that we were prepared to continue to authenticate and grade coins for the customer on a non-exclusive basis. At this time, it is difficult to predict the effects that this action will have on future submissions from that existing customer or how successful we will be in attracting authenticating and grading submissions from competing distributors of coins to the banking channel in China. As a result, there is no assurance that we will be able to sustain our revenues in China at fiscal 2018 levels or grow those revenues. If we are unable to do so, our operating results and earnings will be negatively impacted. See also “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Factors that can Affect our Operating Results and Financial Position” below.

Our business is subject to risks associated with doing business outside the United States.

We have expanded our coin authentication and grading businesses into foreign markets including Europe, Hong Kong and mainland China. Those operations pose risks that might adversely affect, possibly materially, our future financial performance. Those risks include the following:

•

potential difficulties in complying with multiple and potentially conflicting laws and regulations, which could increase our costs of doing business internationally and could expose us to possible governmental or legal action in the foreign countries where we conduct business;

•	difficulties in navigating the evolving exchange control regulations in mainland China that can cause delays in repatriating excess cash balances from China to the United States.

•	difficulties in staffing and managing international operations;

•	differences in and difficulties in enforcing intellectual property protections;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates;

•	risks associated with operating a business in a potentially unstable political climate; and

•	possible adverse effects of trade disputes between the United States and foreign countries where we conduct business.

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, except in the case of Hong Kong, where we invoice our customers in U.S. dollars. In fiscal 2018, the impact of fluctuations in foreign currencies on our financial results was immaterial. There can, however, be no assurance that there will not be changes in foreign exchange rates that would have a material adverse effect on our results of operations in the future.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees. As a result, the loss of the services of any of our executive officers or other key management employees could harm our business. Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles. The loss of any of those officers or other key employees, could have a negative effect on our reputation for expertise in the collectibles markets that we serve and could lead to a reduction in authentication and grading submissions to us and thereby result in decreases in revenues and profitability.

We are dependent on our collectibles experts.

In each of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs to enable us to add collectibles experts, as necessary, to grow our business, both in the United States and overseas and to offset employee turnover that can occur from time to time. Moreover, some of our experts could and have left our Company to join competitors or start competing businesses. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.

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

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade. Those warranties provide that:

■

if a coin or trading card that we authenticated and sealed in one of our tamper-evident plastic holders are later determined by us not to have been genuine, we would have to purchase the collectible at its current market value had it been genuine; or

■

if a coin or trading card that we graded and sealed in one of our tamper-evident plastic holders later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the market value at its original assigned grade or to pay the difference between that value as compared to the value at the lower grade.

We have no insurance coverage for claims made under these warranties, and therefore we maintain reserves for such warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in the past. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed. As a result, we monitor the adequacy of our warranty reserves on an ongoing basis.

Increased competition could adversely affect our financial performance.

Although there are few major competitors in the collectibles authentication and grading markets in which we currently operate, competition in these markets is, nevertheless, intense. Increased competition in our collectibles markets could adversely affect our pricing and profit margins and our ability to achieve further growth, and we cannot provide assurances that we will continue to be successful in competing against existing or future competitors in our collectibles markets. Also, if we were to enter into new collectibles markets, it is likely we would face intense competition from existing competitors in those markets who are likely to have greater brand name recognition and long-term relationships with collectibles dealers and individual collectors in those markets than we will have. Such competition could adversely affect our ability to generate profits and could cause us to incur losses or impairment charges in those markets and damage our financial condition.

There is no assurance that we will continue to pay cash dividends at current levels or at all.

As previously reported, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business. On February 4, 2018 the Board of Directors approved a reduction in the amount of quarterly cash dividends to $0.175 per share from $0.35 per share. Although, we consider the new dividend policy to be at a more sustainable level, there is no assurance that the amount of the current quarterly cash dividend will not be further reduced or the payment of cash dividends will not be suspended or discontinued altogether by the Board of Directors. See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ”─Dividends in Part II, Item 5 of this Annual Report. A further reduction in the amount of our quarterly dividend could adversely affect our stock price.

Our reliance on a limited number of suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders and related gaskets. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, from a limited number of suppliers. For our highest volume most critical plastic parts, we now have back-up suppliers and dies used in the manufacture of those parts. Some of our back-up suppliers for these plastic holders are not U.S. based suppliers. In addition, when developing new holders, we concentrate the purchase of holders through one supplier initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders could expose us to the potential for delays in our ability to deliver timely authentication and grading services in the event that a supplier was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders from our back-up suppliers in a relatively short period of time, we could lose customer orders, or incur additional production costs. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, to give us more time to arrange for production from other suppliers in the event of a termination of or interruption in service from our existing suppliers. If holders obtained from alternative suppliers are not of consistent quality, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. In addition, using overseas suppliers for holders may expose us to a higher risk of counterfeit holders and thereby higher warranty claims that could damage to our reputation. These factors could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on U.S. and multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law which could impact our tax obligations in the period issued.

The Tax Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions could require accumulation of information not previously required or regularly produced. Additional regulatory guidance as issued by the applicable taxing authorities, could materially affect our tax obligations and effective tax rate.

Our computer systems and network systems may be vulnerable to system failure due to a lack of redundant systems at other locations.

Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, telecommunications failure, fires, earthquakes and similar catastrophic events. In this regard, Southern California, where we are located and our computer systems are housed, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems that could cause interruptions of our services. Additionally, we could encounter disruptions that would harm our business as a result of problems on the internet or actions of internet users that could make it difficult for our customers to access our websites. Difficulties encountered during planned system upgrades or re-implementations also could lead to disruptions of our services.

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

In addition, security breaches could result in a violation of privacy and other applicable laws, thereby exposing us to potentially significant legal or financial exposure to government (including overseas governments) actions and private litigation. Governmental agencies (both domestic and foreign) investigating any such breaches may seek to impose fines or other monetary penalties on us or to seek injunctive relief that could materially increase our data security costs and adversely impact our operations.

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

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our markets through foreign expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business , or the expansion of our overseas businesses, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance of our existing businesses and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas operations may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on our investments.

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

With the exception of state laws applicable to autograph authentication, the collectible coin and other high-value collectibles markets are not currently subject to direct federal, state, local or overseas regulation. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of collectibles auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, trading cards and other collectibles that are submitted to us for authentication and grading.

The market for our shares is limited, which may adversely affect the trading value and liquidity of our common stock.

As of June 30, 2018, affiliates of the Company owned a total of approximately 1,170,000 shares (or about 13% of the 9,015,183 shares outstanding) and therefore those shares are not included in our public float. As a result of this and other factors, the trading volume of our shares is relatively low, at a daily average of approximately 68,000 shares during the 90 days ended July 13, 2018, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. These factors may depress, and make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain. These factors include:

■	increases or decreases in the numbers and mix of collectibles graded from period to period including the level of modern coin programs (domestically and/or overseas), on a quarterly basis;

■	changes in and the seasonality of the coin market in China;

■

changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals, or the existence, popularity or the absence of U.S. Mint programs;

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

Moreover, the fact that our affiliates own approximately 13% of our outstanding shares may deter third parties from seeking to acquire control of the Company.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

On February 3, 2017, the Company, as tenant, entered into an office lease (as amended), pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. Under the terms of the lease, the Company is responsible for its share of real estate taxes, building insurance and maintenance costs (“triple net”). The term of this new lease is for 10 years and 10 months, which commenced on the completion of tenant improvements, which were completed on or about December 1, 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord contributed approximately $2.9 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

We also lease smaller facilities for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our Hong Kong office that commenced in July 2018 with aggregate minimum obligations over the term of the lease of approximately $625,000.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Joseph J. Orlando	46	Chief Executive Officer
David G. Hall	71	President
Joseph J. Wallace	58	Chief Financial Officer

JOSEPH J. ORLANDO was appointed as the Company's Chief Executive Officer effective October 9, 2017. Mr. Orlando joined the Company in 1999 and in 2002 was promoted to the position of President of Professional Sports Authenticators, the Company's sports trading card authentication and grading division. In 2003, he was also appointed as President of PSA/DNA, the Company's autograph and memorabilia authentication division. Mr. Orlando has an extensive knowledge of the collectibles markets, which will be valuable in evaluating the Company’s strategic initiatives in, those markets. Mr. Orlando has earned both a Bachelor’s Degree and a Law Degree.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2018 and 2017:

	Closing Share Prices		Cash Dividend
Fiscal 2018	High	Low	Per Share
First Quarter	$25.43	$22.04	$0.35
Second Quarter	30.27	23.79	0.35
Third Quarter	29.33	15.04	0.175
Fourth Quarter	16.98	14.14	0.175

	Closing Share Prices		Cash Dividend
Fiscal 2017	High	Low	Per Share
First Quarter	$22.18	$18.03	$0.35
Second Quarter	21.80	16.62	0.35
Third Quarter	26.10	20.07	0.35
Fourth Quarter	28.69	24.79	0.35

We had approximately 102 holders of record and approximately 7,310 beneficial owners of our common stock as of June 30, 2018.

Dividends. In February 2018, the Board of Directors reduced the Company’s quarterly cash dividend to $0.175, for an annual dividend of $0.70 per share. The previous dividend policy was $0.35 per share per quarter, and applied for the period January 2015 to January 2018. Dividends paid to our stockholders in fiscal 2018, 2017 and 2016 totaled $9.1 million, $11.9 million, and $12.0 million, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2018, there remained $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2018, 2017 or 2016. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2018, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company was a member, and (ii) an index of fourteen companies that we selected (the “Peer Group”).

The companies comprising the Peer Group and their respective trading symbols are: Cass Information Systems Inc. (“CASS”), Cherokee Inc. (“CHKE”), Daily Journal Corp. (“DJCO”), Forward Industries Inc. (“FORD”), Innodata Inc. (“INOD”), Jetpay Corp. (“JYPY”), Lakeland Industries Inc. (“LAKE”), PRGX Global Inc. (“PRGX”), Reis Inc. (“REIS”), Sequential Brands Group Inc. (“SQBG”), Techtarget Inc. (“TTGT”), Value Line Inc. (“VALU”), and Xo Group Inc. (“XOXO”). The cumulative total return data for these companies was obtained from Thomson Reuters.

The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication and grading and information services to collectibles dealers and to individuals who collect and buy and sell coins and other high value collectibles.

At June 30,

	2013	2014	2015	2016	2017	2018

Collectors Universe, Inc.	100.00	158.73	171.82	184.55	247.12	154.10
Russell 2000	100.00	123.64	131.66	122.80	153.01	179.89
Peer Group	100.00	134.05	146.06	131.03	129.41	171.89

This Stock Performance Graph assumes that $100 was invested, on June 30, 2013, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the Peer Group Index, respectively, and that any dividends paid for the indicated periods were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2018, 2017 and 2016, and the selected balance sheet data at June 30, 2018 and 2017 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The selected operating data for the fiscal years ended June 30, 2015 and 2014 and the related balance sheet data at June 30, 2016, 2015, and 2014 were derived from audited consolidated financial statements that are not included in this Annual Report. The following selected consolidated data should be read in conjunction with our consolidated financial statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

Our Continuing Operations. The results of our continuing operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and our Coinflation.com, Certified Coin Exchange (“CCE”) and Expos businesses for each of the fiscal years in the five-year period ended June 30, 2018.

Our Discontinued Operations. The results of our discontinued operations, as set forth in the table below, consist primarily of accretion expense associated with the remaining lease obligations of our former jewelry businesses and royalty income realized from our former currency grading business, net of income taxes.

Consolidated Statement of Operations Data:	Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Net revenues	$68,449	$70,158	$60,954	$61,684	$60,571
Cost of revenues	29,471	26,847	22,902	23,053	22,663
Gross profit	38,978	43,311	38,052	38,631	37,908
Selling, general and administrative expenses(i)	30,001	30,087	25,682	26,523	25,432
Operating income	8,977	13,224	12,370	12,108	12,476
Interest income, net	(114)	(1)	22	38	36
Other (expense) income, net	29	11	(73)	(80)	3
Income before provision for income taxes	8,892	13,234	12,319	12,066	12,515
Provision for income taxes	2,760	4,718	4,720	4,682	5,081
Income from continuing operations	6,132	8,516	7,599	7,384	7,434
Income (loss) from discontinued operations, (net of income taxes)	104	(7)	41	17	(75)
Net income	$6,236	$8,509	$7,640	$7,401	$7,359

Net income per basic share:
Income from continuing operations	$0.71	$1.00	$0.90	$0.88	$0.91
Income (loss) from discontinued operations, (net of income taxes)	0.01	-	-	0.01	(0.01)
Net income per share	$0.72	$1.00	$0.90	$0.89	$0.90
Net income per diluted share:
Income from continuing operations	$0.70	$0.99	$0.89	$0.87	$0.90
Income (loss) from discontinued operations, (net of income taxes)	0.01	-	-	-	(0.01)
Net income per share	$0.71	$0.99	$0.89	$0.87	$0.89
Weighted average shares outstanding
Basic	8,662	8,480	8,445	8,345	8,167
Diluted	8,817	8,630	8,545	8,518	8,247

Cash dividends paid on common stock	$9,083	$11,912	$12,008	$11,361	$10,731
Cash dividends declared per share of common stock	$1.05	$1.40	$1.40	$1.35	$1.30

	At June 30,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$10,581	$9,826	$11,967	$17,254	$19,909
Working capital – continuing operations	5,760	5,799	6,980	10,382	12,768
Working capital (deficit) – discontinued operations	-	(391)	(619)	(778)	(849)
Goodwill and Intangibles – continuing	4,402	4,266	3,845	3,641	3,355
Total assets – continuing operations	32,214	28,530	28,111	32,020	35,406
Total assets – discontinued operations	-	79	79	182	182
Stockholders' equity	14,268	15,917	14,995	18,469	20,640

(i)

Selling, general and administrative expenses include non-cash stock-based compensation expense of $1,421,000, $4,025,000 and $596,000 in fiscal 2018, 2017 and 2016, respectively. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies and Estimates: Stock-Based Compensation Expense and Results of Operations-Stock-Based Compensation Expense below.

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

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we”, “us” “management” “our” or the “Company”) provides authentication and grading services to dealers and collectors of coins, trading cards, event tickets, autographs, and sports and historical memorabilia. We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers and collectors and consumers that own, buy and sell such collectibles.

We principally generate revenues from the fees paid by our customers for our authentication and grading services. To a much lesser extent, we generate revenues from “other related services” which consist of: (i) the sale of advertising and commissions earned on our websites; (ii) the sale of printed publications, and advertising in our publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in collectibles among new collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 88% of our total net revenues in the year ended June 30, 2018. The amounts of those fees are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our collectibles authentication and grading services generally facilitate sales and purchases of coins and other high value collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and other high-value collectibles.

The amounts of our authentication and grading revenues are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because, as vintage or classic collectibles are of significantly higher value they justify a higher average service fee. Our fees are generally not based on the value of the collectible, except for special coin services requested by customers, for which we charge supplemental fees that are based on the value of the coin. In fiscal 2018, U.S. vintage coin revenues decreased by $2.0 million or 13% due to a general slowness in the coin market, although in the fourth quarter of fiscal 2018, vintage coin revenues were consistent with the level generated in the fourth quarter of fiscal 2017.

Our U.S. coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can fluctuate from period to period, depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. In the year ended June 30, 2018, U.S. modern coin authentication and grading revenues declined by approximately $3.7 million, or 27% as compared to fiscal 2017, due to lower activity in the modern coin market in the United States, mainly due to lower sales of modern coins by the U.S. Mint.

Our overseas revenues can fluctuate in China and in our other overseas operations due to the number of authentication and of our grading events we conduct at our overseas operations on a quarterly basis. We achieved increases in coin authentication and grading revenues in China, in the year ended June 30, 2018, of $1.1 million, or 16% as compared to fiscal 2017, which was attributable to the growth of our base business in China, as we continue to grow brand awareness in that region. However, in absolute dollar terms, our China business is significantly dependent on a customer that sells our graded coins in the banking channel in China and that customer represented about 53% of our China revenues in fiscal year 2018. Through February 2018, that customer had an exclusive relationship with us for sales of our graded coins into the banking channel. However, due to changing market conditions in China, and a desire to broaden our customer base and reduce our dependence on that customer, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but advising the customer that we are prepared to continue to authenticate and grade coins on a non-exclusive basis. At this time, it is too early to predict the effect this action will have on future coin submissions from this existing customer or how successful we will be in attracting submissions from other competing banking channel customers, as our experience is that such revenue from the banking channel occur in the first half of our fiscal year. However, we believe that the termination of the exclusive relationship with the customer will enable us to provide authentication and grading services to other parties in the banking channel in China, that over time, will ultimately increase our China revenues.

Our revenues are also affected by the volume of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher-priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The level of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold should they occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows. In fiscal 2018, U.S. trade show revenues decreased by $1.7 million or 23% due to lower activity at trade shows, although in the fourth quarter of fiscal 2018, show activity improved on a per show basis.

Five of our customers accounted, in the aggregate, for approximately 16% of our total net revenues in the year ended June 30, 2018. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins, trading cards and autographs that we authenticated or graded in the fiscal years ended June 30, 2018, 2017, and 2016:

	Units Processed
	2018		2017		2016
Coins	2,792,800	59%	3,081,400	64%	2,371,800	58%
Trading cards	1,763,700	37%	1,457,900	30%	1,278,900	31%
Autographs	209,800	4%	297,800	6%	448,000	11%
Total	4,766,300	100%	4,837,100	100%	4,098,700	100%

The following table sets forth the estimated values at which our customers insured the coins, trading cards, and autographs that they submitted to us for grading or authentication:

	Declared Values (000’s)
	2018		2017		2016
Coins	$1,971,200	90%	$2,074,400	89%	$1,935,400	91%
Trading cards	193,100	9%	224,400	10%	177,800	8%
Autographs	31,400	1%	22,400	1%	25,700	1%
Total	$2,195,700	100%	$2,321,200	100%	$2,138,900	100%

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

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected primarily by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to securities or other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and in business confidence.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations. However, as discussed in note 8 to the consolidated financial statements included elsewhere in this Annual Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, to augment our cash resources, in January 2017 the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank. In addition, in September 2017, the Company obtained a five-year $3,500,000 unsecured term loan, primarily to fund capital expenditures and costs associated with the move to our new operations and headquarters facility, in the second quarter of fiscal 2018.

In addition to the operating performance of our businesses, and in particular our coin authentication and grading business which accounts for over 60% of our revenues, the overall financial position can also be affected by other factors, including the Company’s tax position, the dividend policy adopted by the Board of Directors from time to time, the level of capital expenditures, such as the expenditures made in connection with the relocation and build-out of our new operations and headquarters facility in fiscal 2018, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any borrowings or capital raising activities or stock repurchases. Furthermore, our domestic cash position can be impacted by delays in the timing of the repatriation of cash balances back to the United States from China, due to the exchange control regulations in China.

On February 4, 2018, the Board of Directors approved a reduction in the amount of our future quarterly cash dividends to $0.175 per share, from $0.35 per share, primarily to provide the Company with additional cash that the Board of Directors believes will be needed to grow the Company's existing businesses, to fund other potential growth opportunities and to enhance the Company's financial flexibility. The Board of Directors also concluded that this change will make the payment of future cash dividends sustainable for a longer term.

We currently expect that internally generated cash flows, current cash and cash equivalent balances and availability of borrowings under our line of credit facility, will be sufficient to fund our continuing operations at least through the end of fiscal 2019.

Trends in our Businesses

Our overall financial performance is largely dependent on the performance of our coin authentication and grading business which can be impacted by volatility in that business. In fiscal years 2018, 2017 and 2016, revenues from coin authentication and grading and other related services represented 63%, 68%, and 66%, respectively, of our total consolidated revenues. In fiscal 2018, coin revenues in the United States decreased by $6.4 million or 17% which was the primary cause of the reduction of the $6.9 million or 40% in consolidated operating income before stock-based compensation in fiscal 2018 as compared to fiscal 2017. Our quarterly results can also be significantly impacted by seasonality and the timing of revenues from modern coin programs (that are largely dependent on new coins issuances from the US Mint) and the level of coin submissions from a China customer, that sells into the banking channel in China. See “Factors That Can Affect our Revenue” above.

Overview of Fiscal 2018 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2018 and 2017:

	Year Ended June 30, 2018		Year Ended June 30, 2017
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$68,449	100.0%	$70,158	100.0%
Cost of revenues	29,471	43.1%	26,847	38.3%
Gross profit	38,978	56.9%	43,311	61.7%
Selling and marketing expenses	10,137	14.8%	9,333	13.3%
General and administrative expenses	19,864	29.0%	20,754	29.6%
Operating income	8,977	13.1%	13,224	18.8%
Interest income, (expense) net	(114)	(0.1%)	(1)	-
Other income (expense)	29	-	11	0.1%
Income before provision for income taxes	8,892	13.0%	13,234	18.9%
Provision for income taxes	2,760	4.0%	4,718	6.8%
Income from continuing operations	6,132	9.0%	8,516	12.1%
Income from discontinued operations	104	0.1%	(7)	-
Net income	$6,236	9.1%	$8,509	12.1%
Net income per diluted share:
Income from continuing operations	$0.70		$0.99
Income from discontinued operations	0.01		-
Net income	$0.71		$0.99

Net revenues decreased by 2% to $68.4 million in fiscal 2018, from the record revenues of $70.2 million generated in fiscal 2017 and primarily comprised (i) increased cards and autographs revenues of $3.1 million or 17%, (ii) increased China and overseas coin revenues of $1.7 million or 18% offset by (iii) decreased U.S. coin revenue of $6.4 million or 17%.

Operating income in fiscal 2018 decreased by $4.2 million to $9.0 million from $13.2 million in fiscal 2017, primarily due to the lower U.S. coin revenues as discussed above and moving and lease exit costs of approximately $0.6 million in, connection with the move to the Company’s new operations and headquarters facility, partially offset by lower non-cash stock based compensation expense of $2.6 million in fiscal 2018.

Income from continuing operations reflects a lower annual effective tax rate in fiscal 2018. See critical Accounting Policies and Estimates: Income taxes, Deferred Tax Assets and Valuation Allowances below.

These, as well as other factors affecting our operating results are described in more detail below. See “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations”, below.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost, net realizable value or fair value. In determining the fair value of certain of our assets, principally accounts receivable, inventories, goodwill, capitalized software and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or circumstances that could impact, for example our ability to fully collect our accounts receivable or realize the value of our inventories, in future periods. Those judgments, estimates, and assumptions are based on current information available to us at that time. Many of these conditions and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying values of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

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

In addition, we also make estimates with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense and in particular, the timing and recognition of stock-based compensation expense associated with the Company’s Long-Term Incentive Plans, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and related valuation allowances, (iv) the carrying value of capitalized software costs (v) the valuation of coin and grading consumable inventory, and (vi) the impairment of goodwill and other intangible assets.

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

Revenue Recognition Policies. We generally record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the normal insignificant delay between the completion of our grading and authentication services and the shipment of the collectible or other high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue from the sales of special inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to our customers. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit privileges, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

A portion of our net revenues is comprised of subscription fees paid by customers for memberships in our Collectors Club. Those memberships entitle members access to our on-line and printed publications and, in some cases, include vouchers for free grading services. The balance of the membership fee is recognized over the life of the membership on a time apportioned basis. We recognize revenue attributable to grading vouchers on a specific basis through expiration and classify such revenues as part of grading and authentication fees.

In the case of our Expos trade show business, we recognize revenue generated by the promotion, management and operation of each of its collectibles conventions or trade shows in the fiscal period in which the convention or show takes place.

We recognize Certified Coin Exchange’s subscription revenues ratably over the relevant subscription period. Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites. Click-through commissions earned through our website from third party affiliate programs are recognized in the period in which the commissions is earned.

We also recognize the revenue from the sales of coins when they are shipped to the customer. Such sales consist primarily of collectible coins that we have purchased pursuant to our coin authentication and grading warranty program and those sales are not the focus, and are not considered to be an integral part, of our ongoing revenue generating activities.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable and exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2018 and 2017, the allowance for doubtful accounts was $80,000, and $77,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the collectible coins included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and expected future usage and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2018 and 2017, inventories were $3,793,000 and $3,699,000, respectively, and inventory reserves were $1,214,000 and $977,000, respectively. See Note 4 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying values, we may incur losses in excess of our recorded inventory reserves.

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

Due to the higher level of warranty payment in fiscal 2018, warranty expense recognized was $764,000 in fiscal 2018 as compared to $302,000, and ($145,000) in fiscals, 2017 and 2016, respectively. Our warranty reserves were $862,000 and $834,000 at June 30, 2018 and 2017, respectively.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and where determined necessary, we proceed to the two-step goodwill impairment test. When applying the two-step impairment test, we use a discounted cash flow model or an income approach to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, then there is the possibility of goodwill impairment and further testing and re-measurement of goodwill is required.

During the first quarter of fiscal 2018, which ended September 30, 2017, we completed the annual impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair values over carrying values in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and as a result, it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2018 and concluded that no impairment had occurred.

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

Stock-Based Compensation Expense.   Stock-based compensation expense is measured at the grant date fair value of the equity award, and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition has become probable, and it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares may still vest in future periods, management will extend the period over which the remaining expense would be recognized. If the shares fail to vest, or managements concludes that it is not probable the shares will vest, then all expense previously recognized with respect to that performance condition would be reversed.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2018, 2017, and 2016, each of our outside directors was granted restricted service-based stock with grant date fair values of $45,000, respectively, for a total fair value of $315,000 in fiscal 2018 and $270,000 in each of fiscal 2017 and 2016.

Other Service-Based Awards. In fiscal 2018 and 2017 the Company granted 5,000 and 10,000 service-based restricted shares respectively, with grant date fair values of $83,000 and $209,000, respectively, and with vesting periods ranging from three to four years.

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2017 Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the remaining unvested shares awarded under the 2013 LTIP vested at the determination date and the remaining 50% of the shares vested on June 30, 2018. Stock-based compensation expense recognized under the 2013 LTIP was approximately $503,000, $3,661,000 and $85,000 in fiscal 2018, 2017 and 2016, respectively.

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

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 Retention Restricted Shares were granted with vesting in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment, contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

It is the current intention of the Committee to make an annual grant of Retention Restricted Shares to each of the Participants early in fiscal 2019 and fiscal 2020, with vesting to take place in three equal annual installments on the first, second and third anniversaries, respectively, of the date on which such grant is made, in each case contingent on the continuous service of the Participant with the Company through such anniversary date.

One Time Grant. A total of 21,090 Retention Restricted Shares were granted with vesting in two equal installments of 10,545 shares each on June 30, 2018 and June 30, 2019, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service for all Participants, stock-based compensation expense of $1,276,000 attributable to the 42,180 Retention Restricted Shares, will be recognized over the requisite service period, of which $500,000 was recognized as an expense through June 30, 2018.

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

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through June 30, 2018, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved in fiscal 2018, that the Company will achieve the threshold, target or maximum performance in fiscal 2020.

Total Expense

Total stock-based compensation expense recognized for all restricted shares was $1,421,000, $4,025,000, and $596,000, in fiscal years ended June 30, 2018, 2017, and 2016, respectively. See Results of Operations: Stock-Based Compensation Expense below for additional information on stock-based compensation expense.

Capitalized Software. In fiscal years 2018, 2017, and 2016, we capitalized approximately $911,000, $1,045,000, and $752,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2018, 2017, and 2016, we recorded approximately $701,000, $480,000, and $272,000, respectively, as amortization expense related to such capitalized software projects.

We evaluate the carrying values of capitalized software to determine whether those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.

Income Taxes, Deferred Tax Assets and Valuation Allowances. We account for income taxes in accordance with GAAP, which requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns or uncertain tax positions. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, GAAP requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses. Due to the Company’s generating taxable income the United States and China, we have concluded that it is more likely than not, that we will realize our U.S. and China deferred tax assets. However, we have established valuation allowance against deferred tax assets of our Hong Kong subsidiary and France branch, due to losses incurred, which makes it uncertain that we will realize the benefits from those deferred tax assets in future periods.

The income tax provisions in the fiscal 2018, 2017 and 2016 were determined based on estimated annual effective tax rates of approximately 31%, 36% and 38%, respectively. The net reduction in the annual effective tax rate in fiscal 2018, reflects a blended federal tax rate of approximately 28% arising from the Tax Cuts and Jobs Act (“Tax Reform Act”) enacted into law in December 2017, as adjusted for excess tax benefits, (primarily resulting from the vesting of the 2013 LTIP shares in August 2017) and the write down of our net deferred tax assets to the future realizable rate of 21% for federal tax purposes.

See note 9 to the consolidated financial statements included elsewhere in this report which discusses the Tax Reform Act in more detail.

Accrual for Losses on Discontinued Facility Leases. As a result of the discontinuance of and our exit from the jewelry authentication and grading businesses in fiscal 2009, we ceased the occupancy of facilities we had leased for their operations and established estimated loss accruals for liabilities under those leases. Those lease obligations expired on December 31, 2015 and December 31, 2017. Therefore, at June 30, 2018, there was no remaining obligations for those facilities.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.1%	38.3%	37.6%
Gross profit	56.9%	61.7%	62.4%
Operating expenses:
Selling and marketing expenses	14.8%	13.3%	14.2%
General & administrative expenses	29.0%	29.6%	27.9%
Total operating expenses	43.8%	42.9%	42.1%
Operating income	13.1%	18.8%	20.3%
Interest and other income, net	(0.1%)	0.1%	(0.1)%
Income before provision for income taxes	13.0%	18.9%	20.2%
Provision for income taxes	4.0%	6.8%	7.7%
Income from continuing operations	9.0%	12.1%	12.5%
Income (loss) from discontinued operations	0.1%	-	-
Net income	9.1%	12.1%	12.5%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, consisting of coins, trading cards and autographs and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and affiliate program commissions earned from our websites and in printed publications; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club; and fees generated from promoting, managing and operating our Expos tradeshow business. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we purchase under our warranty policy. We do not consider such product sales to be an integral part of our ongoing revenue generating activities.

The following tables set forth the total net revenues for the fiscal years ended June 30, 2018, 2017 and 2016 between authentication and grading services revenues and other related services (in the thousands):

					2018 vs. 2017
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$60,076	87.8%	$62,260	88.7%	$(2,184)	(3.5%)
Other related services	8,373	12.2%	7,898	11.3%	475	6.0%
Total service revenues	$68,449	100.0%	$70,158	100.0%	$(1,709)	(2.4%)

					2017 vs. 2016
	2017		2016		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$62,260	88.7%	$52,650	86.4%	$9,610	18.3%
Other related services	7,898	11.3%	8,304	13.6%	(406)	(4.9%)
Total service revenues	$70,158	100.0%	$60,954	100.0%	$9,204	15.1%

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) in each of the periods presented below (in thousands):

	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$31,693	46.3%	$38,134	54.4%	$(6,441)	(16.9%)
China	7,663	11.2%	6,588	9.4%	1,075	16.3%
France & Hong Kong	3,481	5.1%	2,822	4.0%	659	23.4%
Total Coins	42,837	62.6%	47,544	67.8%	(4,707)	(9.9%)
Cards and autographs (1)	21,065	30.8%	17,926	25.5%	3,139	17.5%
Other (2)	4,547	6.6%	4,688	6.7%	(141)	(3.0%)
	$68,449	100.0%	$70,158	100.0%	$(1,709)	(2.4%)

	2017		2016		2017 vs. 2016
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$38,134	54.4%	$35,177	57.7%	$2,957	8.4%
China	6,588	9.4%	2,726	4.5%	3,862	141.7%
France & Hong Kong	2,822	4.0%	2,302	3.8%	520	22.6%
Total Coins	47,544	67.8%	40,205	66.0%	7,339	18.3%
Cards and autographs (1)	17,926	25.5%	15,911	26.1%	2,015	12.7%
Other (2)	4,688	6.7%	4,838	7.9%	(150)	(3.1%)
	$70,158	100.0%	$60,954	100.0%	$9,204	15.1%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and sales of product.

Fiscal 2018 vs. 2017. For fiscal 2018, our total service revenues decreased by $1,709,000, or 2.4%, as compared to the record revenues of $70,158,000 in fiscal 2017. That decrease was attributable to a $2,184,000, or 3.5%, decrease in authentication and grading fees partially offset by an increase of $475,000, or 6.0%, in other related services. That decrease in authentication and grading fees was attributable to a $2,919,000, or 17.8%, increase in cards and autograph fees offset by a $5,103,000, or 11.1%, decrease in coin fees.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 17.5% in the fiscal 2018 and represented record annual revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 31 of the last 32 quarters.

The net decrease in coin authentication and grading fees of $5,103,000 in fiscal 2018, as compared to fiscal 2017, comprised (i) higher world coin fees of $2,176,000, or 20.7%, resulting in record world fees, primarily reflecting an increase in revenues in China and Hong Kong, as we continue to see brand acceptance in that region, offset by (ii) lower U.S. modern fees of $3,659,000, or 26.9%, reflecting a decrease in demand by dealers and customers for recent issuances of coins by the U.S. Mint, (iii) lower U.S. vintage coin fees of $1,960,000 or 13.5%, reflecting generally lower vintage submissions in the second and third quarters of fiscal 2018 and (iv) lower U.S. coin trade show revenues of $1,660,000, or 23.1%, reflecting lower average submissions per show and less shows, in the current year periods.

Despite the decrease in U.S. our coin authentication and grading revenues in the fiscal 2018 as compared to fiscal 2017, our coin business revenues represented approximately 63% of total service revenues, in the fiscal 2018, reflecting the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be fluctuate from period to period.

Despite the 2.4% reduction in revenues in fiscal 2018 as compared to fiscal 2017, fiscal 2018 revenues represented the second highest level of revenue achieved by the Company on an annual basis and as discussed above, included improved revenues in our cards and autographs and international coin businesses.

With respect to our U.S. coin revenues, despite the reduction in revenues in fiscal 2018 as compared to fiscal 2017, in the fourth quarter of fiscal 2018, vintage revenues were about the same level as the fourth quarter of fiscal 2017 and show revenues, improved on a per show basis, which may indicate that the U.S. vintage coin business is recovering. However, we continue to see lower revenues for U.S. modern coins and it could be the third quarter of fiscal 2019 before we see an improvement in the overall activity in that part of the coin market. In the meantime, we will be focused on maximizing individual customer opportunities over the next few quarters.

With respect to our China business, as previously reported and as discussed under “Factors That Can Affect our Revenues” above, in February 2018, we terminated the exclusive relationship with our China customer that serves the Banking Channel in China, although we are prepared to continue to authenticate and grade coins for that customer on a non-exclusive basis. At this time, it is too early to predict the effect that this action will have on future submissions from that customer or how successful we will be in attracting submissions from other competing banking channel customers. However, we believe that over time, terminating the exclusivity will ultimately enable us to increase our submissions from the banking channel in China. Our experience to date, is that revenues from the banking channel are generated in the first and/or second quarters of our fiscal year.

The improved other related services revenues in fiscal 2018 as compared to fiscal 2017, reflects higher affiliate program commissions and Collectors Club revenues.

Fiscal 2017 vs. Fiscal 2016. For fiscal year 2017, our total service revenues increased by $9,204,000 or 15.1%, to an annual record of $70,158,000 and included record second, third and fourth quarter revenues. The total increase of $9,204,000 was attributable to a $9,610,000, or 18.3%, increase in authentication and grading fees, partially offset by a decrease of $406,000, or 4.9%, in other related services. The increase in authentication and grading fees was attributable to a $7,794,000, or 20.5% increase in coin fees and a $1,816,000, or 12.4%, increase in cards and autograph fees.

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

The reduction in other related services in the fiscal 2017, primarily reflected the previously disclosed decision to eliminate the subscription fees previously charged for access to our CoinFacts website in the second half of fiscal 2016.

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

Set forth below is information regarding our gross profit and gross profit margins in the fiscal years ended June 30, 2018, 2017 and 2016:

	Fiscal Year Ended June 30,
	2018	2017	2016
Gross profit	$38,978	$43,311	$38,052
Gross profit margin	56.9%	61.7%	62.4%

Fiscal 2018 vs. 2017. As indicated in the above table, our gross profit margin was 56.9% in fiscal 2018 as compared to 61.7% in fiscal 2017. The decrease primarily reflects the lower U.S. coin revenues and to a lesser extent higher warranty expense of $462,000 and increased inventory reserve of $256,000 in fiscal 2018 as compared to fiscal 2017. As discussed above under “Factors that can Affect our Gross Profit Margin,” because a significant portion of our costs of revenues are relatively fixed in nature in the short-term, our gross profit margin can be impacted significantly if revenues decline significantly in a period. During the three years ended June 30, 2018, our quarterly services gross profit varied between 54% and 65%.

Fiscal 2017 vs. 2016. As indicated in the above table our gross profit margin was 61.7% in fiscal 2017 as compared to 62.4% in fiscal 2016. Excluding warranty benefits that arose in fiscal 2017 and 2016, the gross profit margin would have been about the same in both years.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development incentive compensation costs, depreciation and third-party consulting costs.

The following table sets forth selling and marketing expenses that we incurred in fiscals 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Selling and marketing expenses	$10,137	$9,333	$8,635
As a percentage of net revenues	14.8%	13.3%	14.2%

Fiscal 2018 vs. 2017. As indicated in the above table, selling and marketing expenses increased to 14.8% of revenues in 2018, as compared to 13.3% in fiscal 2017. In absolute dollars, sales and marketing expenses increased by $804,000 in fiscal 2018, primarily reflecting increased sales and marketing costs incurred in growing our cards and autographs and overseas coin businesses.

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

The following table sets forth G&A expenses that we incurred in fiscals 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
General & administrative expenses	$19,864	$20,754	$17,047
As a percentage of net revenues	29.0%	29.6%	27.9%

Fiscal 2018 vs. 2017. As indicated in the above table, G&A expenses were 29.0% of revenues in fiscal 2018, as compared to 29.6% in fiscal 2017. In absolute dollars, G&A expenses decreased by $890,000 in fiscal 2018, due to a decrease in stock based compensation of $2,630,000 (see below and Stock-Based Compensation Expense under Critical Accounting Policies and Estimates above) and reductions in performance-based bonuses resulting from the lower operating results in fiscal 2018, partially offset by (i) moving and lease exit costs of approximately $572,000 incurred in connection with the move to the Company’s new operations and headquarters facility (ii) higher depreciation and amortization expense of $641,000 related to depreciation of tenant improvements and other assets capitalized as part of the Company’s new facility and amortization of capitalized software (iii) a pre-litigation net settlement of $325,000 and (iv) higher recruitment costs of $102,000, primarily related to the CEO recruitment process, that occurred in the first quarter of fiscal 2018.

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

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense that is attributable to grants or the vesting of restricted stock. Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose costs are classified as cost of revenues; (ii) sales and marketing expenses, in the case of stock awards granted to employees whose costs are classified as sales and marketing personnel and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel.

The following table sets forth the stock-based compensation expense we recognized in fiscal 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2018	2017	2016
Cost of grading, authentication and related services	$-	$-	$36
Sales and Marketing	98	72	31
General and administrative expenses	1,323	3,953	529
	$1,421	$4,025	$596

For shares that are contingent on the achievement of a financial performance goal for vesting to occur, the amount of stock-based compensation recognized in any period can vary depending upon management’s assessment as to whether it has become probable that the Company will achieve the performance goal and the time periods in which those goals are expected to be achieved. If it becomes probable that a performance goal will be achieved, there can be catch-up of stock-based compensation expense in that period, reflecting the expense required to be recognized from the service inception date through the period when it becomes probable that the goal would be achieved which can result in higher expense in that period. Thereafter, stock-based compensation expense for the performance goal is recognized over the expected remaining service period to vesting.

In fiscal 2018 the decrease in stock-based compensation of $2,604,000 was due to lower stock based compensation in connection with the 2013 LTIP whereas the increase of $3,429,000 in fiscal 2017 was due to the Company having achieved the Maximum Performance Goal in 2017 under the 2013 LTIP. See Critical Accounting Policies: Stock-Based Compensation Expense.

A total of $1,012,000 of stock-based compensation expense related to unvested restricted stock awards remained unrecognized as of June 30, 2018, based on the assumption that the holders of those awards would remain in the Company’s service through fiscal 2022. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2019	$726
2020	250
2021	21
2022	15
Total	$1,012

The $1,012,000 of unrecognized compensation expense does not include any expense from (i) grants of any additional restricted stock awards in future periods or (ii) the PSUs granted under the 2018 LTIP.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. Interest expense consists of interest incurred on outstanding borrowings and loan arrangement fees on credit facilities. The following table compares the net interest income (expense) in the fiscal years ended June 30, 2018, 2017 and 2016, (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Interest income (expense), net	$(114)	$(1)	$22

Due to the continued low interest rates prevailing in all periods presented, interest income was $19,000, $15,000, and $22,000, in fiscal 2018, 2017, and 2016, respectively. Interest expense of $133,000 and $16,000 was recognized in fiscals 2018 and 2017, respectively. Interest in fiscal 2018 primarily related to the borrowings under Company’s long-term loan.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2018	2017	2016
Provision for income taxes	$2,760	$4,718	$4,720

The income tax provisions of $2,760,000, $4,718,000, and $4,720,000, in fiscals 2018, 2017 and 2016, respectively, represented estimated annual effective tax rates, of approximately 31%, 36%, and 38%, respectively. The net reduction in the annual effective tax rate in fiscal 2018, reflects a blended federal tax rate of approximately 28% arising from the Tax Reform Act, adjusted for excess tax benefits (primarily resulting from the vesting in fiscal 2018 of the 2013 LTIP stock awards), withholding taxes associated with foreign repatriation payments (mainly from China) and the write down of our net deferred tax assets to the future realizable rate of 21% for federal tax purposes. The effective tax rate for fiscal 2017 reflected the release of valuation allowances for prior year losses in China, which reduced the rate by approximately 2%. In addition, our annual effective tax rate assumes the repatriation of foreign earnings.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2018	2017	2016
Income (losses) from discontinued operations, (net of income taxes)	$104	$(7)	$41

The income (losses) from discontinued operations (net of income taxes), reflects pre-tax accretion expenses of $2,000, $24,000, and $47,000, in fiscal years 2018, 2017 and 2016, respectively, recognized in connection with the facilities, formerly occupied by our discontinued jewelry businesses. Coinciding with the expiration of those lease obligations, all remaining discontinued balances were written off as of March 31, 2018. See “Critical Accounting Policies and Estimates—Accrual for Losses on Facility Leases.” In addition, we realized pre-tax trademark license income of $40,000, and $38,000, in fiscals 2017 and 2016, respectively.

Quarterly Results of Operations

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season. As discussed under “Factors that can Affect Operating Results and our Financial Portion” above there can be period to period variability in coin revenues due to general market conditions that will impact the level of coin revenues in a given quarter, including the level of revenues generated in the banking channel in China (which were concentrated in the first quarter of fiscal 2018 and the second quarter of fiscal 2017) and the level of U.S. modern coin revenues, which are typically higher in our third quarter.

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

The tables below present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2016 and ending on June 30, 2018. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in Item 8 in this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in Item 8 this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2016	Dec.31, 2016	Mar.31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018
Statement of Operations Data:
Net revenues	$15,748	$17,862	$18,596	$17,952	$19,753	$14,063	$17,512	$17,121
Cost of revenue	6,138	6,475	7,365	6,869	7,450	6,476	7,818	7,727
Gross profit	9,610	11,387	11,231	11,083	12,303	7,587	9,694	9,394
Operating Expenses:
SG&A expenses(i)	6,836	6,876	6,522	9,853	7,781	7,347	7,708	7,165
Operating income	2,774	4,511	4,709	1,230	4,522	240	1,986	2,229
Interest and other income (expense), net	24	(96)	13	69	31	(41)	116	(191)
Income before provision for income taxes	2,798	4,415	4,722	1,299	4,553	199	2,102	2,038
Provision for income taxes(ii)	1,210	1,491	1,765	252	919	129	630	1,082
Income from continuing operations	1,588	2,924	2,957	1,047	3,634	70	1,472	956
Income (loss) from discontinued operations, (net of income taxes)	(7)	(2)	6	(4)	(1)	89	2	14
Net income	$1,581	$2,922	$2,963	$1,043	$3,633	$159	$1,474	970
Net income per basic share:
From continuing operations	$0.19	$0.34	$0.35	$0.12	$0.42	$0.01	$0.17	$0.11
From discontinued operations, (net of income taxes)	-	-	-	-	-	0.01	-	-
Net income per share	$0.19	$0.34	$0.35	$0.12	$0.42	$0.02	$0.17	$0.11
Net income per diluted share:
From continuing operations	$0.19	$0.34	$0.35	$0.12	$0.41	$0.01	$0.17	$0.11
From discontinued operations, (net of income taxes)	(0.01)	-	-	-	-	0.01	-	-
Net income per share	$0.18	$0.34	$0.35	$0.12	$0.41	$0.02	$0.17	$0.11
Weighted average shares outstanding
Basic	8,474	8,478	8,482	8,486	8,573	8,699	8,703	8,709
Diluted	8,561	8,578	8,569	8,811	8,765	8,923	8,902	8,715

	Quarter Ended (In thousands)
	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018
Selected Operating Data:
Units authenticated or graded
Coins	599	919	828	735	1,148	470	654	521
Trading cards and autographs	437	418	446	455	468	418	526	561
Total	1,036	1,337	1,274	1,190	1,616	888	1,180	1,082

(i)

SG&A expenses in the fourth quarters of fiscal 2018 and 2017, include non-cash stock based compensation of approximately $0.5 million and $3.7 million, respectively. See Critical Policies and Estimates: Stock-Based Compensation Expense.

(ii)

The higher income tax rate in the fourth quarter of fiscal 2018, reflects the final determination of our deferred tax assets at a Federal tax rate of 21%, withholding tax expense associated with foreign repatriation payments (mainly from China) and non-deductible expenses in the quarter.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2018, we had cash and cash equivalent balances of $10,581,000 as compared to $9,826,000 at June 30, 2017 and $11,967,000 at June 30, 2016.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading. However, in January 2017, we obtained a $10 million revolving bank line of credit to provide an additional source of cash for our business. Additionally, in September 2017, we obtained a $3.5 million Term Loan of which we borrowed $3.0 million which was used to fund capital expenditures, move costs and lease exit costs in connection with our move to our new operations and headquarter facility. See below.

Cash Flows.

Cash Flows from Continuing Operations. In the fiscal years ended June 30, 2018, 2017, and 2016, our operating activities from continuing operations generated cash of $11,872,000, $12,702,000, and $9,172,000, respectively. The decrease in cash generated from operating activities in fiscal 2018 as compared to 2017, primarily reflects lower operating income in fiscal 2018, whereas the increased cash generated from operating income in fiscal 2017 as compared to 2016, reflected higher operating income in fiscal 2017 as compared to fiscal 2016,in each case as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. In the fiscal years ended June 30, 2018, 2017, and 2016 discontinued operations used cash of $215,000, $518,000, and $440,000, respectively, related primarily to the payment of ongoing obligations for our discontinued jewelry businesses facilities, which were fully satisfied during fiscal 2018.

Cash Used in Investing Activities. In the fiscal years ended June 30, 2018, 2017, and 2016, investing activities used net cash of $4,819,000, $2,413,000, and $2,011,000, respectively. The increase in cash used in investing activities in fiscal 2018 as compared to fiscal 2017, primarily related to expenditures incurred for the buildout of Company’s new operations and headquarter facility that was completed in the second quarter of fiscal 2018.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2018, 2017 and 2016, financing activities used net cash of $6,083,000, $11,912,000 and $12,008,000, respectively. The Company borrowed $3,000,000 under its term loan in the first half of fiscal 2018, as discussed above. Dividends paid to stockholders were $9,083,000, $11,912,000 and $12,008,000 fiscal 2018, 2017 and 2016, respectively. The lower dividend payments in 2018 reflect the change in the Company’s cash dividends policy implemented in the third quarter of fiscal 2018. (See Dividends below).

Overall, the Company generated (used) cash of $755,000, ($2,141,000) and ($5,287,000) in fiscal 2018, 2017 and 2016, respectively.

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease (as amended) pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which occurred effective December 1, 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord contributed approximately $2.9 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

We also lease smaller offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices Hong Kong, which commenced in July 2018, with aggregate minimum obligations over the term of that lease of approximately $625,000.

At June 30, 2018, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Amount	Sublease Income	Net
2019	$2,080	$39	$2,041
2020	2,384	-	2,384
2021	2,213	-	2,213
2022	1,958	-	1,958
2023	1,584	-	1,584
Thereafter	7,957	-	7,957
	$18,176	$39	$18,137

Term Loan. On September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from the same commercial bank from which we obtained the credit line below. During its first year, the term loan takes the form of a non-revolving credit line during which period the Company is entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company is required to make monthly payments of accrued but unpaid interest, only, at whichever of the following two interest rates it may select: (i) LIBOR plus 2.25% per annum (the "LIBOR Rate"), or (ii) the highest prime lending rate published from time to time by the Wall Street Journal less 0.25% per annum (the "Prime Rate"), in either case subject to an interest rate floor of 2.250% per annum.

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

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the above-described revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

The Company used the borrowings under the term loan primarily to fund the Company’s share of the construction and related facility costs for its new operations and headquarters facility, moving costs and lease exit costs for its former corporate headquarters. The Company also may use the loan proceeds for other general corporate purposes. At June 30, 2018, the Company had $3,000,000 of outstanding borrowings under the term loan of which $562,000 was classified as a short-term liability and $2,438,000 as a long-term liability in the Company’s balance sheet at June 30, 2018. The Company was in compliance with its loan covenants at June 30, 2018.

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

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At June 30, 2018 the Company was in compliance with those covenants. The Company borrowed and repaid $3 million under the Credit Line in the first quarter of fiscal 2018. There were no borrowings outstanding under the line of credit at June 30, 2018.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our Term loan and revolving credit line, (i) to introduce new collectibles related services and initiatives for existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures, and working capital requirements; (iv) to fund possible acquisitions; (v) to pay cash dividends; and (vi)  for other general corporate purposes.

Dividends. Effective the third quarter of fiscal 2018, our dividend policy was lowered to $0.175 per share from the $0.35 per share that had previously been in place since January 2015. As a result, we paid dividends of $9,083,000, $11,912,000, and $12,008,000, in fiscal 2018, 2017, and 2016, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no share repurchases under this program in fiscals 2018, 2017 or 2016. At June 30, 2018, we have a total of $3.7 million available for share purchases under the share buyback program.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company has analyzed the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment was the adoption of the new revenue recognition standard will not have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in fiscal 2018 by approximately $590,000, primarily due to the vesting of the 2013 LTIP shares in the first quarter.

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

In June 2018, FASB issued ASU 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all shared-based payment transactions in which a grantor acquires good or services to be used or consumed in a grantor’s own operations by issuing shared-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2018, we had approximately $10,581,000 in cash and cash equivalents, of which approximately $6,629,000 was invested in money market accounts and the balance of $3,952,000 (which is inclusive of cash in overseas banks) was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results of reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,384,000 at June 30, 2018, of which $821,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds out of China.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 30, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Newport Beach, California

August 30, 2018

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,581	$9,826
Accounts receivable, net of allowance of $80 in 2018 and $77 in 2017	2,608	3,615
Inventories, net	2,579	2,722
Prepaid expenses and other current assets	1,965	1,661
Total current assets	17,733	17,824

Property and equipment, net	8,378	3,163
Goodwill	2,083	2,083
Intangible assets, net	2,319	2,183
Deferred income tax assets	1,222	2,864
Other assets	479	413
Non-current assets of discontinued operations	-	79
	$32,214	$28,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,487	$2,660
Accrued liabilities	1,998	1,652
Accrued compensation and benefits	3,401	4,373
Current portion of long-term debt	562	-
Income taxes payable	312	664
Deferred revenue	3,213	2,676
Current liabilities of discontinued operations	-	391
Total current liabilities	11,973	12,416

Deferred rent	3,535	276
Long-Term Debt	2,438	-

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 9,015 in 2018 and 8,921 in 2017	9	9
Additional paid-in capital	86,369	84,948
Accumulated deficit	(72,110)	(69,040)
Total stockholders’ equity	14,268	15,917
	$32,214	$28,609

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2018	2017	2016

Grading, authentication and related services revenues	$68,449	$70,158	$60,954
Cost of grading, authentication and related services	29,471	26,847	22,902
Gross profit	38,978	43,311	38,052
Operating expenses:
Selling and marketing expenses	10,137	9,333	8,635
General and administrative expenses	19,864	20,754	17,047
Total operating expenses	30,001	30,087	25,682
Operating income	8,977	13,224	12,370
Interest income (expense), net	(114)	(1)	22
Other income (expense), net	29	11	(73)
Income before provision for income taxes	8,892	13,234	12,319
Provision for income taxes	2,760	4,718	4,720
Income from continuing operations	6,132	8,516	7,599
Income (loss) from discontinued operations, (net of income taxes)	104	(7)	41
Net income	$6,236	$8,509	$7,640

Net income per basic share:
Income from continuing operations	$0.71	$1.00	$0.90
Income (loss) from discontinued operations, (net of income taxes)	0.01	-	-
Net income per share	$0.72	$1.00	$0.90

Net income per diluted share:
Income from continuing operations	$0.70	$0.99	$0.89
Income (loss) from discontinued operations, (net of income taxes)	0.01	-	-
Net income per share	$0.71	$0.99	$0.89

Weighted average shares outstanding:
Basic	8,662	8,480	8,445
Diluted	8,817	8,630	8,545
Dividends declared per common share	$1.05	$1.40	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	8,882	$9	$79,848	$(61,388)	$18,469
Stock-based compensation – restricted stock	16	-	596	-	596
Excess tax benefits related to stock-based compensation	-	-	198	-	198
Net income	-	-	-	7,640	7,640
Dividends paid and accrued	-	-	-	(11,908)	(11,908)
Balance at June 30, 2016	8,898	9	80,642	(65,656)	14,995
Stock-based compensation – restricted stock	23	-	4,025	-	4,025
Excess tax benefits related to stock-based compensation	-	-	281	-	281
Net income	-	-	-	8,509	8,509
Dividends paid and accrued	-	-	-	(11,893)	(11,893)
Balance at June 30, 2017	8,921	9	84,948	(69,040)	15,917
Stock-based compensation – restricted stock	94	-	1,421	-	1,421
Net income	-	-	-	6,236	6,236
Dividends paid and accrued	-	-	-	(9,306)	(9,306)
Balance at June 30, 2018	9,015	$9	$86,369	$(72,110)	$14,268

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,236	$8,509	$7,640
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) Loss from discontinued operations	(104)	7	(41)
Depreciation and amortization expense	2,306	1,665	1,528
Stock-based compensation expense	1,421	4,025	596
Provision for bad debts	33	45	5
Provision for inventory write-down	502	244	168
Provision for warranty	764	302	(145)
Loss on sale of property and equipment	94	5	5
Changes in operating assets and liabilities:
Accounts receivable	1,001	223	(1,480)
Inventories	(359)	(1,132)	(384)
Prepaid expenses and other	(305)	(388)	(333)
Deferred income taxes	1,642	(354)	1,513
Other assets	(66)	(172)	(5)
Accounts payable and accrued liabilities	(815)	(1,125)	420
Accrued compensation and benefits	(972)	958	(476)
Income taxes payable	(353)	(118)	260
Deferred revenue	537	113	(58)
Deferred rent	310	(105)	(41)
Net cash provided by operating activities of continuing operations	11,872	12,702	9,172
Net cash used in operating activities of discontinued operations	(215)	(518)	(440)
Net cash provided by operating activities	11,657	12,184	8,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,923)	(1,410)	(1,299)
Capitalized software development costs	(911)	(1,045)	(752)
Proceeds from sale of property and equipment	14	-	-
Patents and other intangibles	(5)	(15)	(13)
Proceeds from sale of business	6	57	53
Net cash used in investing activities	(4,819)	(2,413)	(2,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	3,000	-	-
Dividends paid to common stockholders	(9,083)	(11,912)	(12,008)
Net cash used in financing activities	(6,083)	(11,912)	(12,008)
Increase (decrease) in cash and cash equivalents	755	(2,141)	(5,287)
Cash and cash equivalents at beginning of year	9,826	11,967	17,254
Cash and cash equivalents at end of year	$10,581	$9,826	$11,967

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$1,805	$5,187	$2,971
Interest paid	108	39	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Leasehold Improvements contributed by landlord (see notes 5)	$2,949	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2018, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, and the provisions or benefit for income taxes and related valuation allowances.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.

At June 30, 2018, substantially all of our cash was deposited at one FDIC insured financial institution. Those deposits exceeded the banks’ FDIC insured deposit limits by approximately $8,459,000 at June 30, 2018. Cash in overseas bank accounts was approximately $1,384,000 at June 30, 2018 of which $821,000 was in China. We repatriate cash back from China to the United States in accordance with China exchange control regulations.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2018 and 2017 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2018 and 2017, the Company had funds of approximately $6,629,000, and $4,300,000 respectively, in money market accounts and money market funds.  In addition, at June 30, 2018 and 2017, the Company had approximately $3,952,000 and $5,500,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of our accounts receivable are due from collectibles dealers. One individual customer’s account receivable balance was approximately 11% and 15% of the Company’s total gross accounts receivable balances at June 30, 2018 and 2017, respectively. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, management establishes an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $80,000 and $77,000 at June 30, 2018 and June 30, 2017, respectively. Management will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related services accounted for approximately 63%, 68%, and 66% of our net revenues in the years ended June 30, 2018, 2017 and 2016, respectively. In fiscal 2018, 2017 and 2016, five customers accounted for 16%, 18%, and 16% of our net authentication and grading services, respectively.

Suppliers. In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders, however, we now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts they can be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term nature of such instruments.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $1,214,000 and $977,000 at June 30, 2018 and 2017, respectively. It is possible that our estimates of market value could change in the near term due changes in to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Depreciation and amortization expense is classified as part of general and administrative expenses. Coin reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. Management formally evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We consider qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying values in the consolidated statements of operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2018.

Capitalized Software

Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2018 and 2017, we had capitalized software costs of approximately $6,236,000 and $5,326,000 respectively, as capitalized software and recognized related accumulated amortization expense of $4,442,000 and $3,741,000, respectively. During fiscal years 2018, 2017 and 2016, the Company recorded amortization expense for capitalized software of approximately $701,000, $480,000, and $272,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. Management evaluates the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then management prepares an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. Fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimate of the business risks of the related asset. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011; the tradename is being amortized over a period of 10 years. No impairment losses were recorded in fiscals 2018, 2017 and 2016.

Revenue Recognition

We record revenue at the time of shipment of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible or high-value asset back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer.

With respect to our Expos trade show business, we recognize fees earned from promoting, managing and operating those shows in the periods in which the shows take place.

A portion of our net revenues is comprised of subscription fees paid by customers for annual memberships in our Collectors Club. Those membership subscription fees entitle members to access our on-line and printed publications and, depending on their membership subscription level, they may be entitled, to receive vouchers for free grading services during the membership period. We recognize revenue attributed to the free grading vouchers on a specific basis, and classify those revenues as part of authentication and grading fees. The balance of the membership fees is recognized over the life of the membership.

We recognized Certified Coin Exchanges subscription revenues ratably over the relevant subscription period. Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites. Click-through commissions earned through our website from third party affiliate programs are recognized in the period in which the commissions is earned.

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

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis. In the third quarter fiscal 2016, the Company performed a detailed analysis of our coin warranty payments and related reserve requirements using improved operational systems, which enabled us to better match warranty payments to the periods in which the coins were originally authenticated and graded by us. Net warranty expense recognized was $764,000, $302,000 and ($145,000) in fiscal 2018, 2017 and 2016, respectively. Our warranty reserves were $862,000 and $834,000 at June 30, 2018 and 2017, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $286,000, $328,000, and $725,000 in the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A "more likely than not" tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of an equity-incentive award, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance goal or condition, the stock-based compensation expense is recognized if, and when, management determines that the achievement of the performance goal or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance goal or condition is probable of being achieved, and it is subsequently determined that the performance goal or condition was not met in the expected vesting period, then if the shares can vest in future periods, management will extend the period over which the remaining expense would be recognized. If the shares ultimately fail to vest, or management concludes that it is not probable the shares will vest, then all expense previously recognized with respect to the performance goal or condition would be reversed.

We recognized stock-based compensation expense for service-based stock option awards, using the Black-Scholes option-pricing model. No stock options were granted in fiscal years 2016 through 2018 and all options previously granted had become fully vested and had been fully expensed by June 30, 2012.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2018	2017	2016
Income from continuing operations	$6,132	$8,516	$7,599
Income (loss) from discontinued operations (net of income taxes)	104	(7)	41
Net income	$6,236	$8,509	$7,640

Net income per basic share:
From continuing operations	$0.71	$1.00	$0.90
From discontinued operations (net of income taxes)	0.01	-	-
Net income per share	$0.72	$1.00	$0.90

Net income per diluted share:
From continuing operations	$0.70	$0.99	$0.89
From discontinued operations (net of income taxes)	0.01	-	-
Net income per share	$0.71	$0.99	$0.89

Weighted-average shares outstanding:
Basic	8,662	8,480	8,445
Effect of dilutive shares	155	150	100
Diluted	8,817	8,630	8,545

There were approximately 29,000 and 14,000 anti-dilutive restricted shares excluded from the compensation of diluted income per share at June 30, 2018 and 2016, respectively.

In the years ended June 30, 2018 and 2016 approximately 40,000 and 267,000 performance-based restricted shares were excluded from the computation of diluted earnings per share, respectively, because we had not reached the performance goals for those shares to vest. At June 30, 2017 there were no restricted shares excluded from the computation, as we have achieved the maximum performance goal under the Company’s 2013 LTIP.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. The Company has analyzed the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment was the adoption of the new revenue recognition standard will not have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019.

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

In March 2016, FASB issued Accounting Standards Update 2016-09 Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this updated guidance all excess tax benefits and tax deficiencies, should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company adopted this guidance effective July 1, 2017. The adoption of this guidance reduced the Company’s tax provision in fiscal, 2018 by approximately $590,000, primarily due to the vesting of the 2013 LTIP shares in the first quarter.

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

In June 2018, FASB issued ASU 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring good and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period.) The amendments specify that Topic 718 applies to all shared-based payment transactions in which a grantor acquires good or services to be used or consumed in a grantor’s own operations by issuing shared-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

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

4.	Inventories

Inventories consist of the following (in thousands):

	June 30,
	2018	2017
Coins	$490	$458
Grading raw materials consumable inventory	3,303	3,241
	3,793	3,699
Less inventory reserve	(1,214)	(977)
	$2,579	$2,722

The inventory reserve represents a valuation allowance on certain items of our coins inventory based on the current market value of those coins and for our consumables inventories, based upon our review of the expected future usage of that inventory.

Estimated market values of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

5.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2018	2017
Coin reference sets	$263	$263
Computer hardware and equipment	2,075	2,916
Computer software	1,531	1,276
Equipment	4,661	6,063
Furniture and office equipment	925	1,177
Leasehold improvements	4,711	1,316
Trading card reference library	52	52
	14,218	13,063
Less accumulated depreciation and amortization	(5,840)	(9,900)
Property and equipment, net	$8,378	$3,163

Depreciation and amortization expense relating to property and equipment for fiscal 2018, 2017 and 2016 was $1,527,000, $1,069,000, and $968,000, respectively.

Leasehold improvements at June 30, 2018 include approximately $4,144,000 of leasehold improvements for the Company’s new operations and headquarters facility, of which approximately $2,949,000 was contributed by the landlord.

6.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2018, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, management determined that no impairments had occurred.

In fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a 10 year period. At June 30, 2018, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2018	2017
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million classified as goodwill on the consolidated balance sheets at June 30, 2018 and 2017, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2018 and 2017 (in thousands):

	As of June 30, 2018			As of June 30, 2017
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(740)	$-	$740	$(740)	$-
Patents and Trademarks	136	(33)	103	131	(27)	104
	876	(773)	103	871	(767)	104
Expos Unlimited:
Auctioneer relationships	150	(150)	-	150	(150)	-
Covenant not to compete	130	(130)	-	130	(130)	-
Customer database	230	(230)	-	230	(230)	-
Tradename	280	(196)	84	280	(168)	112
	790	(706)	84	790	(678)	112
CCE:
Customer lists	676	(577)	99	676	(533)	143
Capitalized Software	6,236	(4,442)	1,794	5,326	(3,741)	1,585
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
CCE:CoinNexus(IQ)	200	-	200	200	-	200
	$8,817	$(6,498)	$2,319	$7,902	$(5,719)	$2,183

Amortization expense was $779,000, $600,000, and $560,000, for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2019	$930
2020	700
2021	389
2022	14
2023	12
Thereafter	35
$2,080

The weighted average amortization period remaining as of June 30, 2018, is approximately 3 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
	(in years)
Website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

7.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2018	2017
Warranty reserve	$862	$834
Professional fees	151	84
Other	985	734
	$1,998	$1,652

Warranty reserve activity and balances related to fiscal years 2018, 2017 and 2016, were as follows
(in thousands):

Warranty reserve at June 30, 2015	$1,492
Charged to cost of revenues	511
Change in estimate	(656)
Payments	(455)
Warranty reserve at June 30, 2016	892
Charged to cost of revenues	707
Change in estimate	(405)
Payments	(360)
Warranty reserve at June 30, 2017	834
Charged to cost of revenues	764
Payments	(736)
Warranty reserve at June 30, 2018	$862

8.	Borrowings

Term Loan. On September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from the same commercial bank from which we obtained the credit line as described below. During its first year, the term loan takes the form of a non-revolving credit line during which period the Company is entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company is required to make monthly interest payments only, at whichever of the following two interest rates it may select: (i) LIBOR plus 2.25% per annum (the "LIBOR Rate"), or (ii) the highest prime lending rate published from time to time by the Wall Street Journal less 0.25% per annum (the "Prime Rate"), in either case subject to an interest rate floor of 2.250% per annum.

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

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the above-described revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

The Company used the borrowings under the term loan to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its former corporate headquarters. At June 30, 2018, the Company had $3,000,000 of outstanding borrowings under the term loan of which $562,000 was classified as a short-term liability and $2,438,000 as a long-term liability in the Company’s balance sheet at June 30, 2018. The Company was in compliance with its loan covenants at June 30, 2018.

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

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company will be required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $4 million. The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line and the Company was in compliance with those covenants at June 30, 2018. There were no borrowings outstanding under the line of credit at June 30, 2018 and 2017.

9.	Taxes

For fiscal years ended June 30, 2018, 2017 and 2016, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2018	2017	2016
Domestic operations	$8,015	$12,388	$12,604
Foreign operations	877	846	(285)
	$8,892	$13,234	$12,319

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2018	2017	2016
Current:
Federal	$816	$4,623	$3,415
State	44	552	(10)
International	258	178	-
	1,118	5,353	3,405
Deferred:
Federal	1,470	(492)	1,040
State	157	(58)	275
International	15	(85)	-
	1,642	(635)	1,315
Total provision for income taxes	$2,760	$4,718	$4,720

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2018	2017	2016
Provision at federal statutory rates	$2,530	$4,632	$4,336
State income taxes, net	142	321	171
Permanent Differences	246	135	122
International	127	(134)	-
Other	25	(236)	42
Impact of federal law change	280
Excess tax deduction for stock compensation	(590)	-	-
Valuation allowances		-	49
	$2,760	$4,718	$4,720

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Stock compensation costs	$897	$1,939
Reserves and accruals	1,608	1,083
Net operating loss carryforward	816	714
Credits	591	529
Other	86	214
	3,998	4,479
Less: valuation allowance	(817)	(709)
Total deferred tax assets	3,181	3,770
Deferred tax liabilities:
Property and equipment	(1,549)	(479)
Intangibles	(236)	(181)
Other	(174)	(246)
Total deferred tax liabilities	(1,959)	(906)
Net deferred tax assets	$1,222	$2,864

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

The Company has completed the accounting for the tax effects of the Tax Reform Act. Due to the Company’s fiscal year, the statutory corporate tax rate for the fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, the Company recorded a one-time tax expense associated with the Tax Reform Act in the amount of $281,000 in fiscal 2018. That tax expense is comprised of $384,000 for the re-measurement of the Company’s net deferred tax assets to reflect the new lower U.S. tax rate, partially offset by a one-time benefit of $103,000 associated with the estimated impact of the Company’s foreign subsidiaries earnings and profits and the impact of our Hong Kong’s subsidiary’s accumulated deficit. Our federal deferred tax assets are now stated at a reduced rate of 21% to reflect the tax rate that such tax assets will be realized at, in future periods.

Realization of the above gross deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income primarily in France and Hong Kong. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $817,000 and $709,000 at June 30, 2018 and 2017, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong and China and has open tax periods for federal taxes for the years ended June 30, 2015 through June 30, 2017 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2017.

As of June 30, 2018, and June 30, 2017, the Company had $749,000 and $813,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2017) expire in tax year 2025. The Company has foreign net operating loss carryforwards in France and Hong Kong of $1,462,000 and $1,944,000, respectively.

As of June 30, 2018, the liability for income taxes associated with uncertain tax positions was $442,000, including accrued penalties and interest of $154,000. If recognized, $337,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2016	$288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2017	288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2018	$288

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

The Company has analyzed the impact of the provisions of the Tax Reform Act which will be effective in future years. The Company’s selection of an accounting policy with respect the new Global Intangible Low-Taxed Income (“GILTI”) tax rules is to treat the GILTI tax as a period cost.

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

Dividends

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $9,083,000, $11,912,000, and $12,008,000, respectively.

In February 2018, the Company reduced its quarterly dividend rate to $0.175 per share from $0.35 per share.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no share repurchases of common stock under this program in fiscals 2016, to 2018.

12.	Stock Incentive Plans

On October 3, 2017, the Board of Directors adopted and on December 5, 2017, our stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”), which authorizes the issuance of up to of 400,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees and non-employee directors or consultants to the Company or its subsidiaries.  At the time of the adoption of the 2017 Plan, a total of 308,670 shares of common stock remained available for the grant of stock awards under previously adopted stock incentive plans that had been approved by our stockholders.  At June 30, 2018, a total of 83,000 shares of common stock were subject to outstanding stock option or restricted stock grants under those previously approved stock incentive plans.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2018, 2017, and 2016, each of our outside directors was granted restricted service-based stock with grant date fair values of $45,000 for a total fair value of $315,000 in fiscal 2018 and $270,000 in each fiscal 2017 and 2016. The number of shares granted to all directors were 11,000, 13,000 and 16,000, in fiscal years 2018, 2017 and 2016, respectively.

Other Service-Based Awards. In fiscal 2017 the Company granted 5,000 and 10,000 service-based restricted shares respectively, with grant date fair values of $83,000 and $209,000, respectively, and with vesting periods ranging from three to four years. Stock based compensation expense for those shares is being recognized over their respective vesting periods.

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, in our Fiscal 2018 and 2017, Form 10K for the year ended June 30, 2017, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the then remaining unvested shares awarded under the 2013 LTIP vested at the determination date and, the remaining 50% of the shares vested on June 30, 2018. Stock-based compensation expense recognized under the 2013 LTIP was $503,000, $3,661,000 and $85,000 in fiscal 2018, 2017 and 2016, respectively.

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

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service over the period ending June 30, 2020, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 21,090 Retention Restricted Shares were granted with vesting in three equal installments of 7,030 shares each on June 30, 2018, June 30, 2019 and June 30, 2020, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 Retention Restricted Shares were granted with vesting in two equal installments of 10,545 shares each on June 30, 2018 and June 30, 2019, respectively, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service for all Participants, stock-based compensation expense of $1,276,000 attributable to the 42,180 Retention Restricted Shares, will be recognized over the requisite service period, of which $500,000 was recognized as an expense through June 30, 2018.

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

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through June 30, 2018, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved in fiscal 2018, that the Company will achieve the threshold, target or maximum performance in fiscal 2020.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included in:	2018	2017	2016
Cost of grading, authentication and related services	$-	$-	$36
Selling and marketing expenses	98	72	31
General and administrative expenses	1,323	3,953	529
	$1,421	$4,025	$596

A total of $1,012,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2018, based on the assumption that the holders of the equity awards will remain in the Company’s service through 2020. This expense will be recognized as compensation expense in future periods, as follows (in thousands):

Year Ending June 30,
2019	$726
2020	250
2021	21
2022	15
Total	$1,012

The $1,012,000 of unrecognized compensation expense does not include expense that would result from (i) the grant of any additional stock-based awards that may be granted in future periods or (ii) the PSUs granted under the 2018 LTIP.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2018, 2017 and 2016 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2015	449	$13.40
Granted	16	16.63
Vested	(39)	15.62
Non-vested at June 30, 2016	426	13.32
Granted	22	20.94
Vested	(17)	18.90
Non-vested at June 30, 2017	431	$13.97
Granted	100	29.43
Vested	(442)	14.13
Cancelled	(6)	28.97
Non-vested at June 30, 2018	83	$28.23

13.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who is our President, a director and a holder of approximately 5% of our outstanding shares) and Van Simmons (who is a director and a stockholder of the Company) has subleased from the Company office space in fiscal 2018, 2017 and 2016, located at the Company’s offices in Santa Ana, California. Rent received under the DHRCC sublease, totaled $82,900, $84,200, and $81,800 in fiscal 2018, 2017 and 2016, respectively.

During fiscal years 2018, 2017 and 2016, the Company charged, and DHRCC paid to the Company, advertising fees of approximately $25,500, $25,500, and $30,700, authentication and grading fees of approximately $7,800, $16,800, and $16,300, and the Company paid to DHRCC, approximately $7,800, $2,800, and $4,100, of coin warranty claims, respectively. During fiscal years 2018, 2017, and 2016, DHRCC attended the Expos Long Beach coin shows and paid approximately $2,600, $4,400, and $4,200, respectively, in fees to Expos and also paid CCE $6,900, in monthly subscription and listing fees for each of the three fiscal years ended June 30, 2018.

During fiscal years 2018, 2017, and 2016, David Hall paid approximately $150, $1,600, and $6,600, respectively, in authentication and grading fees to us for personally owned trading cards submitted to us for grading.  Also, an adult member of Mr. Hall’s immediate family (who does not reside with him) paid $1,938,000, $2,191,000, and $2,038,000 in coin authentication and grading fees to us during fiscal years 2018, 2017, and 2016 and owed the Company approximately $127,000 and $268,000 at June 30, 2018 and 2017, respectively, for services provided during those years.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

14.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease (as amended) pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of the lease is 10 years and 10 months, which commenced on, December 1, 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term, provided there is no default by the Company in its obligations under the lease. The landlord contributed approximately $2.9 million to the tenant improvements. Aggregate minimum obligations over the term of the lease is approximately $14.2 million.

We also lease offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices Hong Kong, which commenced in July 2018 with aggregate minimum obligations over the term of that lease of approximately $625,000.

The Company’s rent expense for its existing occupied facilities is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2018, 2017 and 2016 for those operations classified as continuing operations was approximately $2,401,000, $2,242,000, and $2,060,000, respectively.

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2018, are as follows (in thousands):

Year Ending June 30,	Gross Amount	Sublease Income	Net
2019	$2,080	$39	$2,041
2020	2,384	-	2,384
2021	2,213	-	2,213
2022	1,958	-	1,958
2023	1,584	-	1,584
Thereafter	7,957	-	7,957
	$18,176	$39	$18,137

Employment Agreements

The Company has entered into employment agreements with certain executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Indemnification Obligations

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationships as officers or directors of the Company. The terms of such indemnification obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Historically, the Company has not been obligated to make significant payments under, and no liabilities have been recorded in the accompanying consolidated balance sheets for these indemnification obligations.

Legal Proceedings

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business. We establish accruals for lawsuits or disputes when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional information. Management currently believes that none of the lawsuits currently pending against it, is likely to have a material adverse effect on the Company.

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

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) impairment losses; (iv) stock-based compensation expense as significant other non-cash transactions; and (v) operating income (loss) for the fiscal years ended June 30, 2018, 2017 and 2016. Net identifiable assets and goodwill are provided by business segment as of June 30, 2018 and 2017.

	Year Ended June 30,
Net Revenues from external customers (1)	2018	2017	2016
Coins	$42,838	$47,545	$40,267
Trading cards and autographs	21,065	17,926	15,917
Other	4,546	4,687	4,770
Total revenue	$68,449	$70,158	$60,954

Depreciation and Amortization:
Coins	$954	$627	$502
Trading cards and autographs	394	205	227
Other	562	536	509
Total	1,910	1,368	1,238
Unallocated amortization and depreciation	396	297	290
Consolidated amortization and depreciation	$2,306	$1,665	$1,528

Stock-based compensation:
Coins	$385	$982	$80
Trading cards and autographs	63	476	11
Other	63	318	7
Total	511	1,776	98
Unallocated stock-based compensation	910	2,249	498
Consolidated stock-based compensation	$1,421	$4,025	$596

Operating income:
Coins	$9,051	$15,180	$13,048
Trading cards and autographs	5,540	4,303	3,631
Other	1,190	805	316
Total	15,781	20,288	16,995
Unallocated operating expenses	(6,804)	(7,064)	(4,625)
Consolidated operating income	$8,977	$13,224	$12,370

(1)	Includes revenues of $ 11.1 million, $9.4 million, and $5.0 million, generated outside the United States in fiscal years 2018, 2017 and 2016, respectively.

	At June 30,
Identifiable Assets:	2018	2017
Coins	$10,905	$9,128
Trading cards and autographs	3,877	1,547
Other	2,944	3,198
Total	17,726	13,873
Unallocated assets	14,488	14,736
Consolidated assets	$32,214	$28,609
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

16.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2018 and 2017:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2016	Dec.31, 2016	Mar.31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018
Statement of Operations Data:
Net revenues	$15,748	$17,862	$18,596	$17,952	$19,753	$14,063	$17,512	$17,121
Cost of revenue	6,138	6,475	7,365	6,869	7,450	6,476	7,818	7,727
Gross profit	9,610	11,387	11,231	11,083	12,303	7,587	9,694	9,394
Operating Expenses:
SG&A expenses(i)	6,836	6,876	6,522	9,853	7,781	7,347	7,708	7,165
Operating income	2,774	4,511	4,709	1,230	4,522	240	1,986	2,229
Interest and other income (expense), net	24	(96)	13	69	31	(41)	116	(191)
Income before provision for income taxes	2,798	4,415	4,722	1,299	4,553	199	2,102	2,038
Provision for income taxes(ii)	1,210	1,491	1,765	252	919	129	630	1,082
Income from continuing operations	1,588	2,924	2,957	1,047	3,634	70	1,472	956
Income (loss) from discontinued operations, (net of income taxes)	(7)	(2)	6	(4)	(1)	89	2	14
Net income	$1,581	$2,922	$2,963	$1,043	$3,633	$159	$1,474	970
Net income per basic share:
From continuing operations	$0.19	$0.34	$0.35	$0.12	$0.42	$0.01	$0.17	$0.11
From discontinued operations, (net of income taxes)	-	-	-	-	-	0.01	-	-
Net income per share	$0.19	$0.34	$0.35	$0.12	$0.42	$0.02	$0.17	$0.11
Net income per diluted share:
From continuing operations	$0.19	$0.34	$0.35	$0.12	$0.41	$0.01	$0.17	$0.11
From discontinued operations, (net of income taxes)	(0.01)	-	-	-	-	0.01	-	-
Net income per share	$0.18	$0.34	$0.35	$0.12	$0.41	$0.02	$0.17	$0.11
Weighted average shares outstanding
Basic	8,474	8,478	8,482	8,486	8,573	8,699	8,703	8,709
Diluted	8,561	8,578	8,569	8,811	8,765	8,923	8,902	8,715

(i)

SG&A expenses in the fourth quarters of fiscal 2018 and 2017, include non-cash stock based compensation of approximately $0.5 million and $3.7 million, respectively. See Critical Policies and Estimates: Stock-Based Compensation Expense.

(ii)

The higher income tax rate in the fourth quarter of fiscal 2018, reflects the final determination of its deferred tax assets at a Federal rate of 21%, withholding tax expense associated with foreign repatriation payments (mainly from China) and non-deductible expenses in the quarter.

17.	Subsequent Events

Dividends

On July 31, 2018, the Company announced its quarterly cash dividend of $0.175 per share of common stock for the first quarter of fiscal 2019. The cash dividend will be paid on August 31, 2018 to stockholders of record on August 17, 2018.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged (Credited)	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period
Allowance for doubtful accounts
Year ended June 30, 2016	$33,000	$4,000	$-	$-	$(2,000)	$35,000
Year ended June 30, 2017	$35,000	$43,000	$-	$-	$(1,000)	$77,000
Year ended June 30, 2018	$77,000	$33,000	$	$	$(30,000)	$80,000

Inventory Reserve
Year ended June 30, 2016	$613,000	$-	$168,000	$-	$(42,000)	$739,000
Year ended June 30, 2017	$739,000	$-	$245,000	$-	$(7,000)	$977,000
Year ended June 30, 2018	$977,000	$	$502,000	$	$(265,000)	$1,214,000

Valuation allowances for deferred tax assets
Year ended June 30, 2016	$822,000	$-	$-	$49,000	$-	$871,000
Year ended June 30, 2017	$871,000	$-	$-	$(162,000)	$-	$709,000
Year ended June 30, 2018	$709,000	$	$	$108,000	$	$817,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2018, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (“the 2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2018, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2018 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2018 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 30, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Newport Beach, CA

August 30, 2018

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2018 for the Company’s 2018 annual stockholders' meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2018 for the Company’s 2018 annual stockholders' meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by this Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2018 for the Company’s 2018 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2018.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	614,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2018 for the Company’s 2018 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before October 28, 2018 for the Company’s 2018 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Operations for the years ended June 30, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016

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

COLLECTORS UNIVERSE, INC.

Date: August 30, 2018	By: /s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ BRUCE A. STEVENS	Chairman of the Board and Director	August 30, 2018
Bruce A. Stevens

/s/ JOSEPH J. ORLANDO	Chief Executive Officer and Director	August 30, 2018
Joseph J. Orlando	(Principal Executive Officer)

/s/ DAVID HALL	President and Director	August 30, 2018
David G. Hall

/s/ JOSEPH J. WALLACE	Chief Financial Officer	August 30, 2018
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ A. CLINTON ALLEN	Director	August 30, 2018
A. Clinton Allen

/s/ ROBERT G. DEUSTER	Director	August 30, 2018
Robert G. Deuster

/s/ DEBORAH A. FARRINGTON	Director	August 30, 2018
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 30, 2018
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 30, 2018
A.J. Bert Moyer

/s/ VAN D. SIMMONS	Director	August 30, 2018
Van D. Simmons

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.52	Collectors Universe 2013 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2013 Proxy Statement filed with the commission on October, 2013. *

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

10.59

Business Loan Agreement and related Addendum (the “Loan Agreement”) entered into September 15, 2017, by the Company and ZB N.A., dba California Bank & Trust (“CB&T”). Incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8K dated September 20, 2017.

10.60

Promissory Note and Related Addendum (the “Promissory Note”) dated September 15, 2017, entered into by the Company pursuant to the Business Loan Agreement referenced in Exhibit 10.59 above, between the Company and CB&T. Incorporated by reference to Exhibit 10.99 the Company’s Current Report on Form 8-K dated September 20, 2017.

10.61

Employment Agreement dated October 9, 2017 between the Company and Joseph Orlando, CEO. Incorporated by reference a to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated October 11, 2017. *

10.62	Collectors Universe Fiscal 2018 Cash Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 11, 2017. *

10.63	Collectors Universe 2017 Equity Incentive Plan. Incorporated by reference from Appendix A to Company’s, 2017 Proxy Statement filed with the Commission on October 26, 2017. *

21.1**	Subsidiaries of Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act

31.2**	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act

32.1†	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

32.2†	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

E-1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith but not filed.

E-2