Form 10-Q
period 2018-09-30
COLLECTORS UNIVERSE INC
filed 2018-11-01
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____
Commission file number 1-34240

COLLECTORS UNIVERSE, INC. (Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.E. Employer Identification No.)
Incorporation or organization)

1610 E. Saint Andrew Place, Santa Ana, California, 92705
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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock $.001 Par Value	9,060,382

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I	Financial Information	Page
Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2018 and 2017	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 and 2017	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Forward-Looking Statements	15
	Our Business	15
	Overview of First Quarter Fiscal 2019 Operating Results	16
	Factors That Can Affect Our Operating Results and Financial Position	17
	Critical Accounting Policies and Estimates	19
	Results of Operations for the Three Months Ended September 30, 2018 as compared to the Three Months Ended September 30, 2017	22
	Liquidity and Capital Resources	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	Other Information
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30

SIGNATURES		S-1
INDEX TO EXHIBITS		E-1
EXHIBITS
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,194	$10,581
Accounts receivable, net of allowance of $69 and $80 at September 30, 2018 and June 30, 2018, respectively	2,334	2,608
Inventories, net	2,512	2,579
Prepaid expenses and other current assets	1,621	1,965
Total current assets	18,661	17,733

Property and equipment, net	8,190	8,378
Goodwill	2,083	2,083
Intangible assets, net	2,183	2,319
Deferred income tax assets	1,223	1,222
Other assets	464	479
Total assets	$32,804	$32,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,329	$2,487
Accrued liabilities	1,921	1,998
Accrued compensation and benefits	2,668	3,401
Current portion of long-term debt	750	562
Income taxes payable	1,005	312
Deferred revenue	2,998	3,213
Total current liabilities	11,671	11,973

Deferred rent	3,785	3,535
Long Term Debt	2,250	2,438

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,060 and 9,015 issued and outstanding at September 30, and June 30, 2018, respectively.	9	9
Additional paid-in capital	86,632	86,369
Accumulated deficit	(71,543)	(72,110)
Total stockholders’ equity	15,098	14,268
Total liabilities and stockholders’ equity	$32,804	$32,214

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$17,495	$19,753
Cost of revenues	7,202	7,450
Gross profit	10,293	12,303
Operating expenses:
Selling and marketing expenses	2,808	2,754
General and administrative expenses	4,658	5,027
Total operating expenses	7,466	7,781
Operating income	2,827	4,522
Interest income and other expense, net	3	31
Income before provision for income taxes	2,830	4,553
Provision for income taxes	699	919
Income from continuing operations	2,131	3,634
Loss from discontinued operations, net of income taxes	-	(1)
Net income	$2,131	$3,633

Net income per basic share:
Income from continuing operations	$0.24	$0.42
Loss from discontinued operations	-	-
Net income per basic share	$0.24	$0.42

Net income per diluted share:
Income from continuing operations	$0.24	$0.41
Loss from discontinued operations	-	-
Net income per diluted share	$0.24	$0.41

Weighted average shares outstanding:
Basic	8,933	8,573
Diluted	8,962	8,765
Dividends declared per common share	$0.175	$0.35

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,131	$3,633
Discontinued operations	-	1
Income from continuing operations	2,131	3,634
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	742	442
Stock-based compensation expense	263	224
Provision for bad debts	(6)	(1)
Provision for inventory write-down	4	-
Provision for warranty	112	113
Change in operating assets and liabilities:
Accounts receivable	277	(69)
Inventories	64	(123)
Prepaid expenses and other	418	201
Other assets	14	22
Accounts payable and accrued liabilities	(126)	885
Accrued compensation and benefits	(731)	(1,470)
Income taxes payable	693	287
Deferred revenue	(215)	43
Deferred rent	250	(33)
Net cash provided by operating activities of continuing operations	3,890	4,155
Net cash used in operating activities of discontinued businesses	-	(126)
Net cash provided by operating activities	3,890	4,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(297)	(1,401)
Capitalized software	(194)	(274)
Proceeds from sale of business	-	4
Patents and other intangibles	-	(4)
Net cash used in investing activities	(491)	(1,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan	-	1,000
Dividends paid to common stockholders	(1,786)	(2,973)
Net cash used in financing activities	(1,786)	(1,973)

Net decrease in cash and cash equivalents	1,613	381
Cash and cash equivalents at beginning of period	10,581	9,826
Cash and cash equivalents at end of period	$12,194	$10,207

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$37	$6
Income taxes paid during the period	$6	$632
Leasehold Improvements contributed by landlord (See note 3)	$-	$2,106

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At September 30, 2018, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC (our “Fiscal 2018 10-K”). Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Effective, July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company analyzed the effect of the ASC 606 on its revenue streams and concluded that the adoption of the ASC 606 does not change the amounts and timing of revenue under previous revenue recognition guidance.

Our primary source of revenue is the authentication and grading of collectibles, which represented about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues represent the balance of our revenues and are small and less than 5% individually. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: We recognize revenue at the time of shipment (i.e. point of time) of the authenticated graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fees is recognized ratably over the life of the membership. Memberships are paid in advance of the membership period and prepaid memberships are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

Certified Coin Exchanges Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis, although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid in advance. Certain auction fees are paid at the end of the show. Prepaid show fees are classified as part of deferred revenue.

Advertising and Commission Revenues: Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned, and such commissions are paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognized revenues from coin sales when they are shipped or delivered to customers. However, those sales are not considered an integral part of the Company’s on going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2018, we recognized $1,596,000 in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2018.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong, Japan and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income for the current period, were not material.

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

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 45,199 and 21,090 Retention Restricted Shares were granted in September 2018 and December 2017, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 Retention Restricted Shares were granted in December 2017, with vesting in two equal installments of which 10,545 shares vested on June 30, 2018 and the remaining shares will vest on June 30, 2019, with the vesting of the remaining installment contingent on the Participant remaining in the continuous service of the Company through that vesting date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service for all Participants, stock-based compensation expense of $599,000 and $1,276,000 attributable to the 45,199 and 42,180 Retention Restricted Shares granted in September 2018 and December 2017, respectively, will be recognized over the requisite service period, of which $661,000 has been recognized as an expense through September 30, 2018.

Performance Restricted Shares (“PSUs”)

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur and granted a total of 42,180 PSUs.

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

All of the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his or her PSUs will be forfeited.

Assuming the maximum performance goals are achieved and continuous service by the Participants, $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through September 30, 2018, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved through September 30, 2018, that the Company will achieve the threshold, target or maximum performances in fiscal 2020.

Total stock-based compensation in the three months ended September 30, 2018 was $263,000 as compared to $224,000 in the three months ended September 30, 2017.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2018, we had cash and cash equivalents totaling approximately $12,194,000, of which approximately $7,136,000 was invested in money market accounts, and the balance of $5,058,000 (which is inclusive of cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,724,000 at September 30, 2018 of which $1,122,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $9,493,000 at September 30, 2018.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at September 30, 2018. We were in compliance with all of our financial and other covenants under our credit line agreement at September 30, 2018.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. During its first year, the term loan took the form of a non-revolving credit line during which period the Company was entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company was required to make monthly payments of interest only.

The Company used the borrowings under this loan of $3,000,000 to fund the Company’s share of the construction and related facility costs for its new corporate headquarters, as well as its moving costs, and lease exit costs for its prior corporate headquarters.

In September 2018, the loan was automatically converted into a four-year term loan in the principal amount of the borrowings then outstanding, which was $3,000,000. The Company is required to repay those borrowings in 48 equal monthly principal payments, of $62,500 together with interest, commencing in October 2018. No penalty will be payable on any prepayment of the loan as the Company has chosen a 90-day LIBOR Rate.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

At September 30, 2018, the Company had $3,000,000 of outstanding borrowings under the term loan of which $750,000 is classified as a current liability and $2,250,000 is classified as a long-term liability in the consolidated condensed balance sheet at September 30, 2018. The Company was in compliance with the loan covenants at September 30, 2018.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at September 30, 2018 and at June 30, 2018. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $69,000 and $80,000 at September 30, 2018 and June 30, 2018, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 58% of our net revenues for three months ended September 30, 2018, as compared to 68% of our net revenues for the three months ended September 30, 2017.

Customers. Our top five customers accounted, in the aggregate, for approximately 11% of our total revenues in the three months ended September 30, 2018 as compared to 29% of revenues in the same period of the prior year, during which our banking channel customer in China accounted for approximately 18% of total net revenues.

Inventories

Our inventories consist primarily of (i) coins which we have purchased pursuant to our coin authentication and grading warranty program and (ii) consumable supplies and special inserts that we use in our continuing authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or net realizable value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory losses is recognized, as considered necessary. It is possible that our estimates of market value of collectible coins in inventory could change due to market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance for inventory losses.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2018 we capitalized approximately $194,000 of software development costs as compared to $274,000 in the three months ended September 30, 2017. In the three months ended September 30, 2018, we recorded approximately $237,000 as amortization expense for capitalized software as compared to $154,000 in the three months ended September 30, 2017. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic. Warranty expense recognized in the three months ended September 30, 2018 was $112,000 as compared to $113,000 in the three months ended September 30, 2017.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first quarter of fiscal 2019 as compared to $0.35 per share in the three months ended September 30, 2018. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2018	2018
Coins	$496	$490
Grading raw materials consumable inventory	3,233	3,303
	3,729	3,793
Less inventory reserve	(1,217)	(1,214)
Inventories, net	$2,512	$2,579

The inventory reserve represents a valuation allowance on certain items of our coins inventory based on the current market value of those coins and for our consumables inventories, based upon our review of the expected future usage of that inventory.

Estimated market value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2018	2018
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,181	2,075
Computer software	1,552	1,531
Equipment	4,828	4,661
Furniture and office equipment	925	925
Leasehold improvements	4,711	4,711
Trading card reference library	52	52
	14,512	14,218
Less accumulated depreciation and amortization	(6,322)	(5,840)
Property and equipment, net	$8,190	$8,378

Leasehold improvements at September 30, 2018 include approximately $4,144,000 of leasehold improvements for the Company’s new operations and headquarters facility, of which approximately $2,949,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2018	2018
Warranty reserves	$944	$862
Professional fees	194	151
Other	783	985
	$1,921	$1,998

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Warranty reserve beginning of period	$862	$834
Provision charged to cost of revenues	112	113
Payments	(30)	(104)
Warranty reserve, end of period	$944	$843

5.	INCOME TAXES

The income tax provisions in the three months ended September 30, 2018 and 2017, were determined based on estimated annual effective tax rates of approximately 25% and 20%, respectively. The rate of 25% for the three months ended September 30, 2018, reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 20% in the three months ended September 30, 2017 reflects a federal tax rate of 35%. Both three-month periods were adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the LTIP shares in June 2018 and August 2017, respectively.

6.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Weighted average shares outstanding: Basic	8,933	8,573
Dilutive effect of restricted shares	29	192
Weighted average shares outstanding: Diluted	8,962	8,765

A total of 31,000 anti-dilutive unvested restricted shares of common stock were excluded from the computation of diluted income per share in the three months ended September 30, 2018 as compared to 3,000 anti-dilutive unvested restricted shares that were excluded from the computation in the three months ended September 30, 2017.

In addition, in the three months ended September 30, 2018, 40,000 of unvested performance based shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those shares to vest.

7.	BUSINESS SEGMENTS

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other (which includes our non-authentication and grading smaller businesses). Services provided by the coin and the trading cards and autographs segments include authentication, grading, publications, advertising and commissions earned, membership revenues and product sales. The other segment is comprised of CCE, Coinflation.com, Collectors.com and our collectibles trade show business.

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2018 and 2017, respectively. Net identifiable assets are provided by business segment as of September 30, 2018 and June 30, 2018, respectively (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net revenues:
Coins (1)	$10,121	$13,449
Trading cards and autographs	6,100	5,088
Other	1,274	1,216
Consolidated total revenue	$17,495	$19,753
Depreciation and amortization:
Coins	$324	$176
Trading cards and autographs	141	60
Other	148	134
Total	613	370
Unallocated depreciation and amortization	129	72
Consolidated depreciation and amortization	$742	$442
Stock-based compensation:
Coins	$65	$57
Trading cards and autographs	4	16
Other	7	11
Total	76	84
Unallocated stock-based compensation	187	140
Consolidated stock-based compensation	$263	$224
Operating income:
Coins	$2,329	$4,527
Trading cards and autographs	1,563	1,376
Other	343	265
Total	4,235	6,168
Unallocated operating expenses	(1,408)	(1,646)
Consolidated operating income	$2,827	$4,522

(1) Includes service revenues of $1.7 million generated from outside the United States in the three months ended September 30, 2018 as compared to $4.9 million in the three months ended September 30, 2017.

	September 30,	June 30,
	2018	2018
Identifiable Assets:
Coins	$10,219	$10,905
Trading cards and autographs	3,854	3,877
Other	2,754	2,944
Total	16,827	17,726
Unallocated assets	15,977	14,488
Consolidated assets	$32,804	$32,214
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

8.	RELATED-PARTY TRANSACTIONS

During the three months ended September 30, 2018, an adult member of the immediate family (who does not reside with him) of Mr. David Hall, a member of the Board of Directors, paid grading and authentication fees to us of $228,000 as compared to $804,000 for the three months ended September 30, 2017. At September 30, 2018, the amount owed to the Company by that person for these services was approximately $52,000 as compared to $127,000 at June 30, 2018.

The grading fees charged by the Company to this individual was comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

9.	CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

On October 23, 2018, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.175 per share of common stock, which will be paid on November 30, 2018 to stockholders of record on November 16, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Fiscal 2018 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2018, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2018 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Overview of First Quarter Fiscal 2019 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$17,495	100.0%	$19,753	100.0%
Cost of revenues	7,202	41.2%	7,450	37.7%
Gross Profit	10,293	58.8%	12,303	62.3%
Selling and marketing expenses	2,808	16.0%	2,754	13.9%
General and administrative expenses	4,658	26.6%	5,027	25.5%
Operating income	2,827	16.2%	4,522	22.9%
Net Interest and other income	3	-	31	0.1%
Income before provision for income taxes	2,830	16.2%	4,553	23.0%
Provision for income taxes	699	4.0%	919	4.6%
Income from continuing operations	2,131	12.2%	3,634	18.4%
Loss from discontinued operations, net of income taxes	-	-	(1)	-
Net income	$2,131	12.2%	$3,633	18.4%

Net income per diluted share:
Income from continuing operations	$0.24		$0.41
Loss from discontinued operations	-		-
Net income	$0.24		$0.41

Net revenues decreased by $2.3 million, or 11%, to $17.5 million in the three months ended September 30, 2018 from the quarterly record of $19.8 million in the three months ended September 30, 2017. The lower revenues in this year’s first quarter was primarily attributable to a decrease of approximately $3.0 million in China revenues, due to the absence of revenues from the banking channel in China in this year’s first quarter partially offset by an increase of $1.0 million in our cards and autographs revenues. See Net Revenues below for a more detailed discussion on the changes in revenues in this year’s first quarter.

Due primarily to the lower revenues, operating income decreased by $1.7 million to $2.8 million from $4.5 million in the three months ended September 30, 2017.

These, as well as other factors affecting our operating results in the three months ended September 30, 2018, are described in more detail below. See “Factors that Can Affect Our Operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2018, as compared to the Three Months Ended September 30, 2017”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 87% of our service revenues in the three months ended September 30, 2018. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

Our overseas revenues can fluctuate on a quarterly basis due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis and in China due to the level of revenue generated from the banking channel. The reduction in China revenues to $1.0 million in this year’s first quarter from $4.0 million in last year’s first quarter, reflects the absence of revenues from our banking channel customer in this year’s first quarter partially offset by an increase of $0.7 million in revenue from our non-banking channel customers in China. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer. Due to changing market conditions in China, and a desire to broaden our customer base, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but advising the customer that we are prepared to continue to authenticate and grade coins on a non-exclusive basis. At this time, it is too early to predict the longer-term effect this action will have on future coin submissions from this customer or how successful we will be in attracting submissions from other competing banking channel customers. Our experience to date is that revenue from the banking channel occurs in the first half of our fiscal year.

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows, where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Our top five customers accounted, in the aggregate, for approximately 11% of our total revenues in the three months ended September 30, 2018, as compared to 29% in the same period of the prior year, during which our banking channel coin customer in China accounted for approximately 18% of our total net revenues. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following table provides information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three months ended September 30, 2018 and 2017, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes, by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended September 30,				Declared Value (000s) Three Months Ended September 30,
	2018		2017		2018		2017
Coins(1)	531,300	48.2%	1,147,500	71.0%	$509,642	89.0%	$453,532	86.1%
Trading cards and Autographs	572,100	51.8%	468,200	29.0%	63,217	11.0%	73,516	13.9%
Total	1,103,400	100.0%	1,615,700	100.0%	$572,859	100.0%	$527,048	100.0%

(1) The lower number of coins authenticated and graded in this year’s first quarter as compared to last year’s first quarter, relates to the lower China revenues and U.S. Modern revenues that are discussed under Net Revenues below.

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

In addition to the operating performances of our businesses, and in particular our coin business, which accounted for approximately 58% of our revenues in this year’s quarter, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Future Sources of Cash” below, the Company continues to have a $10,000,000 three-year unsecured revolving credit line through January 2020. In addition, the Company has borrowings of $3.0 million under an unsecured term loan used to fund capital expenditures and costs associated with the move to our operations and headquarters facility in fiscal 2018. Repayments under this term loan, of $62,500 on a monthly basis plus interest, will commence in October 2018 through September 2022.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line will be sufficient to fund our continuing operations at least through the end of September 2019.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2018 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2018 10-K. Readers of this report are urged to read that Section of the Fiscal 2018 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Revenue Recognition

Effective, July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company analyzed the effect of the ASC 606 on its revenue streams and concluded that the adoption of the ASC 606 does not change the amounts and timing of revenue under previous revenue recognition guidance.

Our primary source of revenue is the authentication and grading of collectibles, which represented about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues represent the balance of our revenues and are small and less than 5% individually. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: We recognize revenue at the time of shipment (i.e. point of time) of the authenticated graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fees is recognized ratably over the life of the membership. Memberships are paid in advance of the membership period and prepaid memberships are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

Certified Coin Exchanges Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid in advance of the show taking place. Certain auction fees are paid at the end of the show. Prepaid show fees are classified as part of deferred revenue.

Advertising and Commission Revenues: Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned and such commissions are paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognized revenues from coin sales when they are shipped or delivered to customers. However, those sales are not considered an integral part of the Company’s on going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2018, we recognized $1,596,000 in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

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

During the first quarter ended September 30, 2018, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

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

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Shares

To create incentives for the Participants to remain in the Company's service, service-contingent restricted shares were granted to the Participants as follows:

Annual Grants. A total of 45,199 and 21,090 Retention Restricted Shares were granted in September 2018 and December 2017, respectively with vesting in three equal installments each on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 Retention Restricted Shares were granted in December 2017, with vesting in two equal installments of which 10,545 shares vested on June 30, 2018 and the remaining shares will vest on June 30, 2019, with the vesting of the remaining installment contingent on the Participant remaining in the continuous service of the Company through that date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested Retention Restricted Shares will be forfeited.

Assuming continuous service for all Participants, stock-based compensation expense of $599,000 and $1,276,000 attributable to the 45,199 and 42,180 Retention Restricted Shares shares granted in September 2018 and December 2017, respectively, will be recognized over the requisite service period, of which $661,000 has been recognized as an expense through September 30, 2018.

Performance Restricted Shares (“PSUs”)

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur and granted a total of 42,180 PSUs.

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

All of the PSUs will be forfeited if neither the threshold CARGR goal nor the threshold Operating Margin goal is achieved. Also, if a Participant fails to remain in the Company’s continuous service through June 30, 2020, for any reason whatsoever, including a termination of his or her employment with or without cause, then all of his or her PSUs will be forfeited.

Assuming the maximum performance goals are achieved and continuous service by the Participants, $1,276,000 of stock-based compensation expense will be recognized for the PSUs through June 30, 2020.

Stock-based compensation expense for the 42,180 PSUs will be recognized based on a quarterly assessment as to the progress the Company is making towards achieving the threshold, target or maximum performance goals throughout the Performance Period. There was no stock-based compensation expense recognized for the 42,180 PSUs shares through September 30, 2018, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved through September 30, 2018, that the Company will achieve the threshold, target or maximum performances in fiscal 2020.

Total stock-based compensation in the three months ended September 30, 2018 was $263,000 as compared to $224,000 in the three months ended September 30, 2017.

Results of Operations for the Three Months Ended September 30, 2018 as compared to the Three Months Ended September 30, 2017

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

The following tables set forth the information regarding our net revenues for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Authentication and grading fees	$15,213	87.0%	$17,674	89.5%	$(2,461)	(13.9%)
Other related services	2,282	13.0%	2,079	10.5%	203	9.8%
Total revenues	$17,495	100.0%	$19,753	100.0%	$(2,258)	(11.4%)

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$8,429	48.2%	$8,595	43.5%	$(166)	(1.9%	)
China	1,069	6.1%	4,044	20.5%	(2,975)	(73.6%	)
France & Hong Kong	623	3.6%	810	4.1%	(187)	(23.1%	)
Total Coins	10,121	57.9%	13,449	68.1%	(3,328)	(24.7%	)
Cards and autographs (1)	6,100	34.9%	5,088	25.8%	1,012	19.9%
Other (2)	1,274	7.2%	1,216	6.1%	58	4.8%
	$17,495	100.0%	$19,753	100.0%	$(2,258)	(11.4%	)

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.
(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and sales of product.

For the three months ended September 30, 2018, our total service revenues decreased by $2,258,000, or 11.4% to $17,495,000 from the quarterly record of $19,753,000 in the three months ended September 30, 2017. That decrease was attributable to a decrease of $2,461,000 or 13.9% in authentication and grading fees partially offset by a increase of $203,000 or 9.8%, in other related services. The decrease in authentication and grading fees was attributable to a $922,000 or 19.7%, increase in cards and autographs fees offset by decrease of $3,383,000 or 26.1% in coin fees, primarily related to China.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 19.9% in the first quarter and represented record quarterly revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 32 of the last 33 quarters.

The decreased revenues generated in China in the first quarter of fiscal 2019, reflects the absence of revenues generated in the banking channel in this year’s first quarter as compared to $3,658,000 in last year’s first quarter partially offset by increased revenues of $683,000 from our non-banking channel customers in China, in this year’s first quarter. See Factors that can Affect our Revenues and Gross Profit Margin above, which discusses the banking channel in China in more detail.

The 1.9% decline in U.S. coin revenues in the quarter primarily reflected (i) lower U.S. modern fees of $808,000, or 27%, reflecting lower demand for recent releases of coins by the U.S. Mint and therefore, lower demand for our services, (that we have seen since the second quarter of fiscal 2018), partially offset by (ii) higher show revenues in this year’s first quarter of $424,000 or 29% and (iii) higher vintage coin fees of $110,000, or 3%.

Despite the decrease in our coin authentication and grading revenues in the three months ended September 30, 2018, our coin business represented approximately 58% of total revenues in the period and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As previously disclosed, our second fiscal quarter is typically our seasonally slowest quarter of the year in the United States due to the winter holidays that occur in that quarter and we expect that trend to continue in this year’s second quarter. Consistent with our commentary on the fourth quarter of fiscal 2018, we are seeing improved revenues generated at our domestic coin shows and the level of U.S. vintage revenues have stabilized. Therefore, our current expectation is those parts of the U.S. coin business will continue to perform well in this year’s second quarter. There continues to be uncertainty as to the level of modern coin revenues we expect to generate, and it will probably be in the third quarter of fiscal 2019, before we see an improvement in the overall activity in that part of the coin market.

With respect to China, our current expectation is that we will continue to see stability in our non-banking channel revenues in China in this year’s second quarter. At this time we do not expect to generate revenues from the banking channel in this year’s second quarter, whereas we generated approximately $250,000 in last year’s second quarter.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018		2017

	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$10,293	58.8%	$12,303	62.3%

As indicated in the above table, our gross profit margin was 58.8% for the three months ended September 30, 2018 as compared to 62.3% in the same period of the prior year. The lower gross profit margin in this year’s first quarter, was due to the lower modern revenues in China, (see Net Revenues above). As discussed in prior filings, there can be variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2018, our quarterly services gross profit varied between 54% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Selling and marketing expenses	$2,808	$2,754
Percent of net revenue	16.0%	13.9%

As indicated in the above table, selling and marketing expenses increased to 16% of revenues in the three months ended September 30, 2018, as compared to 13.9% in the same period of the prior year. In absolute dollars, selling and marketing expenses were substantially unchanged in this year’s first quarter and included higher costs in our growing cards and autograph business partially offset by costs savings in other areas of the business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three months ended September 30, 2018 and 2017, (in thousands):

	Three Months Ended
	September 30,
	2018	2017
General and administrative expenses	$4,658	$5,027
Percent of net revenue	26.6%	25.5%

As indicated in the above table, G&A expenses increased to 26.6% of revenues in the three months ended September 30, 2018 as compared to 25.5% in the same period of the prior year. In absolute dollars, G&A expenses decreased by $369,000 in this year’s first quarter, and was primarily due to lower payroll and related costs of $490,000, (including lower performance-based bonuses and incentives due to the lower operating results of the business in this year’s first quarter and staff reductions implemented in the fourth quarter of fiscal 2018) and lower recruitment costs of $147,000. Those reductions were partially offset by higher depreciation expense of $203,000, primarily related to depreciation of tenant improvements and other assets capitalized as part of the Company’s new facility and higher amortization expense of capitalized software of $83,000.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, and Critical Accounting Policies above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	September 30,
Included In:	2018	2017
Selling and marketing expenses	$18	$25
General and administrative expenses	245	199
	$263	$224

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,349,000 related to unvested stock-based equity awards outstanding at September 30, 2018 which represents the expense expected to be recognized through fiscal year 2022, on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2022. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future and (ii) the PSUs granted in December 2017 under the 2018 LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (remaining 9 months)	$663
2020	450
2021	221
2022	15
$1,349

Income Tax Expense

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Income tax expense	$699	$919

The income tax provisions in the three months ended September 30, 2018 and 2017, were determined based on estimated annual effective tax rates of approximately 25%, and 20%, respectively. The rate of 25% for the three months ended September 30, 2018, reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 20% in the three months ended September 30, 2017 reflects a federal tax rate of 35%. Both three-month periods were adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the LTIP shares in June 2019 and August 2017, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them. However, as discussed below, we have borrowings of $3 million under out Term Loan and we have $10 million of availability under our Revolving Line of Credit.

At September 30, 2018, we had cash and cash equivalents of approximately $12,194,000, as compared to cash and cash equivalents of $10,581,000 at June 30, 2018.

Cash Flows

Cash Flows from Continuing Operations. During the three months ended September 30, 2018 and 2017, net cash provided by continuing operating activities was $3,890,000 and $4,155,000, respectively. The lower cash provided by operating activities in the three months ended September 30, 2018, reflects the lower operating results of our businesses in that period as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $126,000 in the three months ended September 30, 2017, primarily related to payments for the now expired obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $491,000 and $1,675,000 in the three months ended September 30, 2018 and 2017, respectively. In the three months ended September 30, 2018, we used $297,000 for capital expenditures and $194,000 for capitalized software. In the three months ended September 30, 2017, we used $1,401,000 for capital expenditures and $274,000 for capitalized software.

Cash used in Financing Activities. In the three months ended September 30, 2018 and 2017, financing activities used net cash of $1,786,000 and $1,973,000, respectively. The lower cash dividends paid to stockholders of $1,786,000 in three months ended September 30, 2018, as compared to $2,973,000 in the three months ended September 30, 2017 was due to a reduction in the Company’s dividend policy in February 2018 (see dividends below). In the three months ended September 30, 2017, we borrowed $1,000,000 under our term loan (see Term Loan below.)

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which occurred effective December 1, 2017. The Company is entitled to an abatement of the monthly rent for the period from the 2nd month through the 11th month of the lease term. The landlord contributed approximately $2.9 million to the tenant improvements. Aggregate minimum obligations over the term of the lease will be approximately $14.2 million.

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

At September 30, 2018, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Amount	Sublease Income	Net
2019(remaining 9 months)	$1,729	$26	$1,703
2020	2,318	-	2,318
2021	2,196	-	2,196
2022	1,936	-	1,936
2023	1,576	-	1,576
Thereafter	7,958	-	7,958
	$17,713	$26	$17,687

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. During its first year, the term loan took the form of a non-revolving credit line during which period the Company was entitled to draw down borrowings at such times and in such amounts as it may request, up to a maximum of $3,500,000. During that first year the Company was required to make monthly payments of interest only.

The Company used the borrowings under this loan of $3,000,000 to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs for its prior facility.

In September 2018, the loan was automatically converted into a four-year term loan in the principal amount of the borrowings then outstanding, which was $3,000,000. The Company is required to repay those borrowings in 48 equal monthly principal payments, of $62,500 together with interest, commencing in October 2018. No penalty will be payable on any prepayment of the loan as the Company has chosen a 90-day LIBOR Rate.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations.

At September 30, 2018, the Company had $3,000,000 of outstanding borrowings under the loan of which $750,000 is classified as a current liability and $2,250,000 is classified as a long-term liability in the consolidated condensed balance sheet at September 30, 2018. The Company was in compliance with its loan covenants at September 30, 2018

Revolving Credit Line. On January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At September 30, 2018 the Company was in compliance with those covenants. There were no borrowings outstanding under the line of credit at September 30, 2018.

Dividends. Our current dividend policy calls for us to pay quarterly cash dividends of $0.175 per share of common stock to our stockholders, for an expected total annual cash dividend of $0.70 per common share. This compared to an annual dividend of $1.40 per share of common stock through February 2018.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2018, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our line of credit (i) to introduce new collectibles related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund repayments under the term loan (v) to fund acquisitions; (vi) to fund the payment of cash dividends; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock to finance the growth of our collectibles businesses. However, there is no assurance that we would be able to raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update 2016-02 on Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset, not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The adoption of this guidance is expected to have a material effect on the Company’s consolidated financial statement and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods thereafter. Early adoption is permitted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2018, we had $12,194,000 in cash and cash equivalents, of which, $7,136,000 was invested in money market accounts, and the balance of $5,058,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,724,000 at September 30, 2018, of which $1,122,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 that we filed with the SEC on August 30, 2018.

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

COLLECTORS UNIVERSE, INC.

Date:November 1, 2018	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:November 1, 2018	By:	/s/ JOSEPH J. WALLACE
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