Form 10-Q
period 2018-12-31
COLLECTORS UNIVERSE INC
filed 2019-02-05
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2019
Common Stock $.001 Par Value	9,121,451

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.    Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,420	$10,581
Accounts receivable, net of allowance of $74 and $80 at December 31, 2018 and June 30, 2018, respectively	2,169	2,608
Inventories, net	2,423	2,579
Prepaid expenses and other current assets	1,793	1,965
Total current assets	18,805	17,733

Property and equipment, net	7,923	8,378
Goodwill	2,083	2,083
Intangible assets, net	2,246	2,319
Deferred income tax assets	1,222	1,222
Other assets	474	479
Total assets	$32,753	$32,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415	$2,487
Accrued liabilities	1,781	1,998
Accrued compensation and benefits	2,712	3,401
Current portion of long-term debt	750	562
Income taxes payable	397	312
Deferred revenue	3,538	3,213
Total current liabilities	11,593	11,973

Deferred rent	3,879	3,535
Long Term Debt	2,063	2,438

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,121 and 9,015 issued and outstanding at December 31, and June 30, 2018, respectively.	9	9
Additional paid-in capital	86,837	86,369
Accumulated deficit	(71,628)	(72,110)
Total stockholders’ equity	15,218	14,268
Total liabilities and stockholders’ equity	$32,753	$32,214

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues	$15,704	$14,063	$33,199	$33,816
Cost of revenues	6,953	6,476	14,155	13,926
Gross profit	8,751	7,587	19,044	19,890
Operating expenses:
Selling and marketing expenses	2,486	2,421	5,294	5,175
General and administrative expenses	4,051	4,926	8,709	9,954
Total operating expenses	6,537	7,347	14,003	15,129
Operating income	2,214	240	5,041	4,761
Interest and other expense, net	(145)	(41)	(142)	(9)
Income before provision for income taxes	2,069	199	4,899	4,752
Provision for income taxes	588	129	1,287	1,049
Income from continuing operations	1,481	70	3,612	3,703
Income from discontinued operations, net of income taxes	-	89	-	89
Net income	$1,481	$159	$3,612	$3,792

Net income per basic share:
Income from continuing operations	$0.17	$0.01	$0.40	$0.43
Income from discontinued operations	-	0.01	-	0.01
Net income per basic share	$0.17	$0.02	$0.40	$0.44

Net income per diluted share:
Income from continuing operations	$0.17	$0.01	$0.40	$0.42
Income from discontinued operations	-	0.01	-	0.01
Net income per diluted share	$0.17	$0.02	$0.40	$0.43

Weighted average shares outstanding:
Basic	8,936	8,699	8,934	8,637
Diluted	8,947	8,923	8,954	8,844
Dividends declared per common share	$0.175	$0.35	$0.35	$0.70

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,612	$3,792
Discontinued operations	-	(89)
Income from continuing operations	3,612	3,703
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,428	954
Stock-based compensation expense	468	451
Provision for bad debts	(1)	62
Provision for inventory write-down	168	106
Provision for warranty claims	330	215
Loss on sale of property and equipment	-	119
Deferred income taxes	-	365
Change in operating assets and liabilities:
Accounts receivable	441	1,218
Inventories	(12)	(460)
Prepaid expenses and other	243	202
Other assets	6	(85)
Accounts payable and accrued liabilities	(398)	(133)
Accrued compensation and benefits	(689)	(1,465)
Income taxes payable	85	(627)
Deferred revenue	326	929
Deferred rent	344	(138)
Net cash provided by operating activities of continuing operations	6,351	5,416
Net cash used in operating activities of discontinued businesses	-	(225)
Net cash provided by operating activities	6,351	5,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(505)	(2,761)
Capitalized software	(468)	(506)
Proceeds from sale of business	-	4
Patents and other intangibles	-	(6)
Net cash used in investing activities	(973)	(3,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) Borrowings under term loan	(188)	3,000
Dividends paid to common stockholders	(3,351)	(6,021)
Net cash used in financing activities	(3,539)	(3,021)

Net increase (decrease) in cash and cash equivalents	1,839	(1,099)
Cash and cash equivalents at beginning of period	10,581	9,826
Cash and cash equivalents at end of period	$12,420	$8,727

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$79	$33
Income taxes paid during the period	$1,319	$1,370
Leasehold Improvements contributed by landlord (See note 3)	$-	$2,949

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2018, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC (our “Fiscal 2018 10-K”). Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues are individually less than 5%. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: As the time it takes to authenticate and grade an individual collectible is short, we recognize revenue at the time of shipment (i.e. point of time) of the authenticated and graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

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

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance. Certain auction fees are paid at the end of the show. Prepaid show fees are classified as part of deferred revenue.

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

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when they are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered an integral part of the Company’s on-going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2018, we recognized $713,000 and $2,309,000, respectively, in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise which indicate that the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2018.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong, Japan and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, which are included in income for the current period, were not material in any periods.

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair values of the awards. For performance-based equity grants, the vesting of which is dependent on the achievement of financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values, when it has become probable that we will achieve the financial performance goals. Performance-based equity grants that contain a market multiplier are accounted for as awards with a performance condition.

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the Participants to remain in the Company's service, RSUs were granted to the Participants as follows:

Annual Grants. A total of 45,199 and 21,090 RSUs were granted in September 2018 and December 2017, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 RSUs were granted in December 2017, with vesting in two equal installments of which 10,545 shares vested on June 30, 2018 and the remaining shares will vest on June 30, 2019, with the vesting of the remaining installment contingent on the Participant remaining in the continuous service of the Company through that vesting date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

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

To date, no stock-based compensation expense has been recognized for the 42,180 PSUs shares, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved through December 31, 2018, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in December 2018, the Compensation Committee granted PSUs to participants. Vesting of the PSUs will be dependent upon the achievement of net cash flows on an annual basis for fiscal years, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals have been established for fiscal year 2019 and a grant date has been established for that year’s PSUs for expense recognition purposes. The cash flow goals for fiscal years 2020 and 2021 will be set early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, the participant must provide continuous service through June 30, 2021 and the threshold net cash flow goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $10,000 was recognized for these PSUs in the three and six months ended December 31, 2018.

Total stock-based compensation in the three and six months ended December 31, 2018 was $205,000 and $468,000, respectively as compared to $227,000 and $451,000, in the three and six months ended December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2018, we had cash and cash equivalents totaling approximately $12,420,000, of which approximately $9,450,000 was invested in money market accounts, and the balance of $2,970,000 (which is inclusive of cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,138,000 at December 31, 2018 of which $435,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $10,634,000 at December 31, 2018.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at December 31, 2018. We were in compliance with all of our financial and other covenants under our credit line agreement at December 31, 2018.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs for its former operations and headquarters facility. During that first year the Company was only required to make monthly payments of interest on borrowings.

In September 2018, the loan balance outstanding was automatically converted into a four-year term loan in the principal amount of the borrowings then outstanding, which was $3,000,000. In October 2018, the Company began repaying the loan in 48 equal monthly principal payments of $62,500, or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments, as the Company chose a 90-day LIBOR rate to apply to the outstanding balances upon conversion to the four-year term loan.

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

At December 31, 2018, the Company had $2,813,000 of outstanding borrowings under this loan of which $750,000 is classified as a current liability and $2,063,000 is classified as a long-term liability in the consolidated condensed balance sheet at December 31, 2018. The Company was in compliance with the loan covenants at December 31, 2018.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at December 31, 2018. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at June 30, 2018. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish allowances for doubtful accounts, when deemed necessary. The allowances for doubtful accounts receivable were $74,000 and $80,000 at December 31, 2018 and June 30, 2018, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 57% of our net revenues for six months ended December 31, 2018, as compared to 65% of our net revenues for the six months ended December 31, 2017.

Customers. Our top five customers accounted, in the aggregate, for approximately 11% and 10% of our total revenues in the three and six months ended December 31, 2018 as compared to 11% and 20% of revenues in the same periods of the prior year. During the six months ended December 31, 2017 our banking channel customer in China accounted for approximately 11% of total net revenues.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2018 we capitalized approximately $274,000 and $468,000, respectively, of software development costs as compared to $232,000 and $506,000, respectively in the three and six months ended December 31, 2017. In the three and six months ended December 31, 2018, we recorded approximately $192,000 and $429,000, respectively, as amortization expense for capitalized software as compared to $175,000 and $329,000, respectively, in the three and six months ended December 31, 2017. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to have been authentic. Warranty expense recognized in the three and six months ended December 31, 2018 was $218,000 and $330,000, respectively, as compared to $102,000 and $215,000, respectively, in the three and six months ended December 31, 2017.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first and second quarters of fiscal 2019 as compared to $0.35 per share in the first and second quarters of prior year. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2018	2018
Coins	$524	$490
Grading raw materials consumable inventory	3,282	3,303
	3,806	3,793
Less inventory reserve	(1,383)	(1,214)
Inventories, net	$2,423	$2,579

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2018	2018
Coins grading reference sets	$263	$263
Computer hardware and equipment	2,205	2,075
Computer software	1,606	1,531
Equipment	4,952	4,661
Furniture and office equipment	931	925
Leasehold improvements	4,711	4,711
Trading card reference library	52	52
	14,720	14,218
Less accumulated depreciation and amortization	(6,797)	(5,840)
Property and equipment, net	$7,923	$8,378

Leasehold improvements include approximately $4,144,000 of leasehold improvements for the Company’s operations and headquarters facility which we occupied in December 2017, of which approximately $2,949,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2018	2018
Warranty reserves	$830	$862
Professional fees	75	151
Other	876	985
	$1,781	$1,998

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31,
	2018	2017
Warranty reserve beginning of period	$862	$834
Provision charged to cost of revenues	330	215
Payments	(362)	(407)
Warranty reserve, end of period	$830	$642

5.	INCOME TAXES

The income tax provisions in the three and six months ended December 31, 2018, were determined based on estimated annual effective tax rates of approximately 28% and 26%, respectively as compared to 22% for the six months ended December 31, 2017. The rate of 26% for the six months ended December 31, 2018, reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 22% in the six months ended December 31, 2017 reflected a blended federal tax rate of 28%. All periods were adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the 2013 LTIP shares in June 2018 and August 2017, respectively.

6.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted average shares outstanding: Basic	8,936	8,699	8,934	8,637
Dilutive effect of restricted shares	11	224	20	207
Weighted average shares outstanding: Diluted	8,947	8,923	8,954	8,844

A total of 23,000 anti-dilutive unvested RSUs were excluded from the computation of diluted income per share in the six months ended December 31, 2018 as compared to 3,000 anti-dilutive unvested RSUs that were excluded from the computation in the six months ended December 31, 2017. In addition, in the six months ended December 31, 2018, 102,000 of unvested PSUs were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for the PSUs to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2018 and 2017, respectively. Net identifiable assets are provided by business segment as of December 31, 2018 and June 30, 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenues from external customers:
Coins (1)	$8,879	$8,588	$19,000	$22,037
Trading cards and autographs	6,006	4,655	12,106	9,743
Other	819	820	2,093	2,036
Consolidated total revenue	$15,704	$14,063	$33,199	$33,816
Amortization and depreciation:
Coins	$330	$205	$654	$380
Trading cards and autographs	141	82	281	142
Other	96	143	245	277
Total	567	430	1,180	799
Unallocated amortization and depreciation	119	81	248	155
Consolidated amortization and depreciation	$686	$511	$1,428	$954
Stock-based compensation:
Coins	$(9)	$57	$56	$114
Trading cards and autographs	6	16	10	32
Other	7	11	14	21
Total	4	84	80	167
Unallocated stock-based compensation	201	143	388	284
Consolidated stock-based compensation	$205	$227	$468	$451
Operating income:
Coins	$1,526	$830	$3,855	$5,357
Trading cards and autographs	1,708	1,118	3,271	2,494
Other	331	253	674	518
Total	3,565	2,201	7,800	8,369
Unallocated operating expenses	(1,351)	(1,961)	(2,759)	(3,608)
Consolidated operating income	$2,214	$240	$5,041	$4,761

(1) Includes service revenues of $1.7 million and $3.4 million generated from outside the United States in the three and six months ended December 31, 2018 as compared to $2.2 million and $7.1 million in the three and six months ended December 31, 2017.

	December 31,	June 30,
	2018	2018
Identifiable Assets:
Coins	$10,018	$10,905
Trading cards and autographs	3,793	3,877
Other	2,677	2,944
Total	16,488	17,726
Unallocated assets	16,265	14,488
Consolidated assets	$32,753	$32,214
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

8.	RELATED-PARTY TRANSACTIONS

During the three and six months ended December 31, 2018, an adult member of the immediate family (who does not reside with him) of Mr. David Hall, a 5% stockholder of the Company, paid grading and authentication fees to us of $155,000 and $383,000, respectively, as compared to $451,000 and $1,255,000, respectively, for the three and six months ended December 31, 2017. At December 31, 2018, the amount owed to the Company by that person for these services was approximately $75,000 as compared to $127,000 at June 30, 2018.

The grading fees charged by the Company to this individual was comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

9.	CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes that arise in the ordinary course of business. We establish accruals for lawsuits or disputes when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional or changed information.

We believe that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

10.	SUBSEQUENT EVENTS

On January 23, 2019 the Company announced that, in accordance with its dividend policy the Board of Directors had approved a third quarter cash dividend of $0.175 per share of common stock, which will be paid on March 1, 2019 to stockholders of record on February 15, 2019.

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

Overview of the Operating Results for the Three and Six Months Ended December 31, 2018

The following table sets forth comparative financial data for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues	$15,704	100.0%	$14,063	100.0%	$33,199	100.0%	$33,816	100.0%
Cost of Revenues	6,953	44.3%	6,476	46.1%	14,155	42.6%	13,926	41.2%
Gross Profit:	8,751	55.7%	7,587	53.9%	19,044	57.4%	19,890	58.8%
Selling and marketing expenses	2,486	15.8%	2,421	17.2%	5,294	16.0%	5,175	15.3%
General & administrative expenses	4,051	25.8%	4,926	35.0%	8,709	26.2%	9,954	29.4%
Operating income	2,214	14.1%	240	1.7%	5,041	15.2%	4,761	14.1%
Interest and other expense, net	(145)	(0.9)%	(41)	(0.3)%	(142)	(0.4)%	(9)	-
Income before provision for income taxes	2,069	13.2%	199	1.4%	4,899	14.8%	4,752	14.1%
Provision for income taxes	588	3.8%	129	0.9%	1,287	3.9%	1,049	3.2%
Income from continuing operations	1,481	9.4%	70	0.5%	3,612	10.9%	3,703	10.9%
Income from discontinued operations, net of income taxes	-	-	89	0.6%	-	-	89	0.3%
Net income	$1,481	9.4%	$159	1.1%	$3,612	10.9%	$3,792	11.2%

Net income per diluted share:
Income from continuing operations	$0.17		$0.01		$0.40		$0.42
Income from discontinued operations	-		0.01		-		0.01
Net income	$0.17		$0.02		$0.40		$0.43

In the three months ended December 31, 2018, net revenues increased by $1.6 million, or 12%, to $15.7 million as compared to net revenues of $14.1 million in the three months ended December 31, 2017. That increase was primarily attributable to increases of approximately $1.3 million, or 29% in our cards and autographs revenues and an increase of $0.3 million, or 3% in total coin revenues.

Due to those higher revenues and lower general and administrative expenses (“G&A”), primarily due to, the non-recurrence of $0.6 million in move and lease exit costs incurred in the three months ended December 31, 2017 and lower payroll costs in this year’s second quarter, operating income increased by approximately $2.0 million to $2.2 million in the three months ended December 31, 2018, from $240,000 in the three months ended December 31, 2017.

In the six months ended December 31, 2018, despite a $0.6 million reduction in revenues as compared to the same period of prior year, operating income increased by $280,000 to $5.0 million, from $4.8 million, primarily due to the reduction in G&A expenses for much of the same reasons as discussed above.

These revenue and G&A expense changes, as well as other factors affecting our operating results in the three and six months ended December 31, 2018, are described in more detail below. See “Results of Operations for the Three and Six Months Ended December 31, 2018, as compared to the Three and Six Months Ended December 31, 2017”.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 88% and 87% of our service revenues in the three and six months ended December 31, 2018. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coins and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions between coins and trading cards, because we typically charge higher fees for coins than for trading cards, (ii) in the case of coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” coins and trading cards, and modern coins and trading cards, as vintage or classic collectibles generally are of significantly higher value than modern coins and trading cards; and therefore, justify a higher average service fee. Furthermore, because a significant proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our overseas revenues can fluctuate on a quarterly basis due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis; and in China based on the level of revenue generated from the banking channel. The reduction in China revenues to $0.7 million and $1.8 million in the three and six months ended December 31, 2018, respectively, from $1.5 million and $5.6 million in the same periods of the prior year, reflect the absence of revenues from the banking channel in this year’s periods. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer in China. Due to changing market conditions in China, and a desire to broaden our customer base, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but advising the customer that we are prepared to continue to authenticate and grade coins on a non-exclusive basis. It is too early to predict the longer-term effect this action will have on future coin submissions from this customer or how successful we will be in attracting submissions from other competing banking channel customers. However, at this time we do not expect to generate revenues from the banking channel in the second half of this year.

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows, where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the price of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Our top five customers accounted, in the aggregate, for approximately 11% and 10% of our total revenues in the three and six months ended December 31, 2018 as compared to 11% and 20% of revenues in the same periods of the prior year. During the six months ended December 31, 2017 our banking channel customer in China accounted for approximately 11% of total net revenues. The loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins and trading cards and autographs, that we authenticated and graded in the three and six months ended December 31, 2018 and 2017, and their estimated values, which are the amounts at which those coins and trading cards and autographs were declared for insurance purposes, by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended December 31,				Declared Value (000s) Three Months Ended December 31,
	2018		2017		2018		2017
Coins (1)	463,000	44.0%	469,600	52.9%	$485,899	90.6%	$406,738	89.1%
Trading cards and autographs	588,600	56.0%	418,300	47.1%	50,226	9.4%	49,900	10.9%
Total	1,051,600	100.0%	887,900	100.0%	$536,125	100.0%	$456,638	100.0%

	Units Processed Six Months Ended December 31,				Declared Value (000s) Six Months Ended December 31,
	2018		2017		2018		2017
Coins (1)	994,400	46.1%	1,617,200	64.6%	$995,541	89.8%	$860,270	87.5%
Trading cards and autographs	1,160,600	53.9%	886,500	35.4%	113,443	10.2%	123,416	12.5%
Total	2,155,000	100.0%	2,503,700	100.0%	$1,108,984	100.0%	$983,686	100.0%

(1) The lower number of coins authenticated and graded in this year’s second quarter and six months as compared to the same respective periods of last year, relate to the lower China revenues and U.S. Modern revenues that are discussed under Net Revenues below.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and, growing consumer and business confidence and from other investments to gold during periods of economic uncertainties and decreases in disposable income and declines in consumer and business confidence.

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

In addition to the operating performances of our businesses, and in particular our coin and cards and autographs businesses, which accounted for approximately 94% of our revenues in the six months ended December 31, 2018, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, the Company continues to have a $10,000,000 three-year unsecured revolving credit line through January 2020.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line will be sufficient to fund our continuing operations at least through the end of December 2019.

Critical Accounting Policies and Estimates

During the three and six months ended December 31, 2018 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2018 10-K. Readers of this report are urged to read that Section of the Fiscal 2018 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues are individually less than 5%. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: As the time it takes to authenticate and grade the collectible is short, we recognize revenue at the time of shipment (i.e. point of time) of the authenticated graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded shipped back to them. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

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

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance of the show taking place. Certain auction fees are paid at the end of the show. Prepaid show fees are classified as part of deferred revenue.

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

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when they are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered an integral part of the Company’s on-going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2018, we recognized $713,000 and $2,309,000 in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the grant date fair values of the awards. For performance-based equity grants the vesting of which is dependent on the achievement of financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values, when it has become probable that we will achieve the financial performance goals. Performance-based equity grants that contain a market multiplier are accounted for as awards with a performance condition.

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the Participants to remain in the Company's service, RSUs were granted to the Participants as follows:

Annual Grants. A total of 45,199 and 21,090 RSUs were granted in September 2018 and December 2017, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 RSUs were granted in December 2017, with vesting in two equal installments of which 10,545 shares vested on June 30, 2018 and the remaining shares will vest on June 30, 2019, with the vesting of the remaining installment contingent on the Participant remaining in the continuous service of the Company through that vesting date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

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

To date, no stock-based compensation expense has been recognized for the 42,180 PSUs shares, as it is not considered probable, at this time, based on the level of operating income before stock-based compensation achieved through December 31, 2018, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in December 2018, the Compensation Committee granted PSUs to participants. Vesting of the PSUs will be dependent upon the achievement of net cash flows on an annual basis for fiscal years, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals have been established for fiscal year 2019 and a grant date has been established for that year’s PSUs for expense recognition purposes. The cash flow goals for fiscal years 2020 and 2021 will be set early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, the participant must provide continuous service through June 30, 2021 and the threshold net cash flow goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $10,000 was recognized for these PSUs in the three and six months ended December 31, 2018.

Total stock-based compensation in the three and six months ended December 31, 2018 was $205,000 and $468,000, respectively as compared to $227,000 and $451,000, in the three and six months ended December 31, 2017.

Results of Operations for the Three and Six Months Ended December 31, 2018 as compared to the Three and Six Months Ended December 31, 2017

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

The following tables set forth the information regarding our net revenues for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$13,815	88.0%	$12,309	87.5%	$1,506	12.2%
Other related revenues	1,889	12.0%	1,754	12.5%	135	7.7%
Total service revenues	$15,704	100.0%	$14,063	100.0%	$1,641	11.7%

	Six Months Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$29,028	87.4%	$29,983	88.7%	$(955)	(3.2)%
Other related revenues	4,171	12.6%	3,833	11.3%	338	8.8%
Total service revenues	$33,199	100.0%	$33,816	100.0%	$(617)	(1.8)%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$7,216	45.9%	$6,351	45.2%	$865	13.6%
China	686	4.4%	1,524	10.8%	(838)	(55.0)%
France & Hong Kong	977	6.2%	713	5.1%	264	37.0%
Total Coins	8,879	56.5%	8,588	61.1%	291	3.4%
Cards and autographs (1)	6,006	38.2%	4,655	33.1%	1,351	29.0%
Other (2)	819	5.3%	820	5.8%	(1)	(0.1)%
	$15,704	100.0%	$14,063	100.0%	$1,641	11.7%

	Six Months Ended December 31,
	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$15,645	47.1%	$14,947	44.2%	$698	4.7%
China	1,755	5.3%	5,567	16.5%	(3,812)	(68.5)%
France & Hong Kong	1,600	4.8%	1,523	4.5%	77	5.1%
Total Coins	19,000	57.2%	22,037	65.2%	(3,037)	(13.8)%
Cards and autographs (1)	12,106	36.5%	9,743	28.8%	2,363	24.3%
Other (2)	2,093	6.3%	2,036	6.0%	57	2.8%
	$33,199	100.0%	$33,816	100.0%	$(617)	(1.8)%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and sales of product.

For the three months ended December 31, 2018, our total service revenues increased by $1,641,000, or 11.7% to $15,704,000, from $14,063,000 in the three months ended December 31, 2017. That increase was attributable to an increase of $1,506,000, or 12.2%, in authentication and grading fees and an increase of $135,000, or 7.7%, in other related services. The increase in authentication and grading fees was attributable to a $1,296,000, or 30.6%, increase in cards and autographs fees and a net increase of $210,000, or 2.6% in coin fees.

In the six months ended December 31, 2018, our total service revenues decreased by $617,000 or 1.8% to $33,199,000, from $33,816,000 in the six months ended December 31, 2017. That decrease was attributable to a decrease of $955,000, or 3.2%, in authentication and grading fees, partially offset by a $338,000, or 8.8% increase in other related services. The decrease in authentication and grading fees was attributable to a net decrease $3,173,000, or 15.1%, in coin fees related to China (see below) partially offset by an increase of $2,218,000, or 24.8%, in cards and autograph fees.

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 29% in this year’s second quarter and represented record second quarter revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 33 of the last 34 quarters.

The decreased revenues from China in the three and six months ended December 31, 2018, reflected an absence of revenues generated in the banking channel in China in the current year periods as compared to $250,000 and $3,908,000 in last year’s three and six month periods, respectively. We generated non-banking channel revenues in China of $686,000 and $1,755,000 in three and six months ended December 31, 2018, respectively, as compared to $1,274,00 and $1,659,000 in the three and six months ended December 31, 2017. See Factors that can Affect our Revenues and Gross Profit Margin above, which discusses the banking channel in China in greater detail.

Changes in U.S. coin fees in this year’s second quarter and six months as compared to the same respective periods of the prior year, primarily reflected, (i) higher show fees of $450,000 or 36% and $874,000 or 32% (ii) higher vintage coin fees of $282,000 or 11% and $393,000, or 7% partially offset by (iii) lower U.S. modern fees of $804,000 or 17%, in the six months reflecting lower demand for recent releases of coins by the U.S. Mint and therefore, lower demand for our services in this year’s first quarter.

Despite the net decrease in our coin authentication and grading revenues in the six months ended December 31, 2018, our coin business represented approximately 57% of total revenues in that period and reflects the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As discussed in prior filings, our third fiscal quarter is typically our seasonally strongest quarter of the year in the United States for coins, due to the release of Gold and Silver Eagles by the U.S. Mint in that quarter and we expect that trend to continue this year. In addition, we expect that our cards and autographs revenue will continue to grow in a stable manner.

With respect to China, our current expectation is that we will continue to see stability in our non-banking channel revenues in China in the second half of the year. However, we do not expect to generate revenues from the banking channel during the remainder of this fiscal year.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$8,751	55.7%	$7,587	53.9%	$19,044	57.4%	$19,890	58.8%

As indicated in the above table, our gross profit margin was 55.7% and 57.4% in the three and six months ended December 31, 2018, respectively as compared to 53.9% and 58.8%, respectively in the same periods of the prior year. The higher gross profit margin in the three months ended December 31, 2018 reflects the 12% revenue increase in this year’s second quarter. The lower gross profit margin in the six months ended December 31, 2018, reflects the lower China revenues in the current six months (as discussed above). As previously reported, there can be variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2018, our quarterly gross profit varied between 54% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development personnel and incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Selling and marketing expenses	$2,486	$2,421	$5,294	$5,175
Percent of net revenue	15.8%	17.2%	16.0%	15.3%

As indicated in the above table, selling and marketing expenses were 15.8% and 16.0% of revenues in the three and six months ended December 31, 2018, respectively, as compared to 17.2% and 15.3%, respectively, in the same periods of the prior year. In absolute dollars, the increases in selling and marketing expenses in the current year periods, included higher selling and marketing expenses in our growing cards and autograph business, including costs incurred for business development activities in Japan for the Company’s new Japanese subsidiary, partially offset by lower selling and marketing expenses in other areas of the business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
General and administrative expenses	$4,051	$4,926	$8,709	$9,954
Percent of net revenue	25.8%	35.0%	26.2%	29.4%

As indicated in the above table, G&A expenses decreased to 25.8% and 26.2% of revenues in the three and six months ended December 31, 2018, respectively, from 35.0% and 29.4%, respectively in the same periods of the prior year. In absolute dollars, G&A expenses decreased by $875,000 and $1,245,000 in this year’s second quarter and six months, and was primarily due to (i) the non-recurrence in the current year periods of moving and lease exit costs of $561,000, incurred in the three and six months ended December 31, 2017, for the Company’s new operations and headquarter facility, (ii) lower payroll and related costs of $266,000 in the second quarter and $755,000 in the six months arising from staff reductions implemented in the fourth quarter of fiscal 2018 and management changes in the Company’s coin division that occurred in the first half of fiscal 2019 and (iii) lower recruitment costs of $147,000 in this year’s six months. Those reductions were partially offset by higher depreciation expense of $149,000 and $352,000, primarily related to depreciation of tenant improvements and other assets capitalized as part of the new facility and higher amortization of capitalized software of $17,000 and $100,000 in this year’s three and six months periods, respectively.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, and Critical Accounting Policies above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2018	2017	2018	2017
Selling and marketing expenses	$17	$25	$35	$50
General and administrative expenses	188	202	433	401
	$205	$227	$468	$451

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,395,000 related to unvested stock-based equity awards outstanding at December 31, 2018 which represents the expense expected to be recognized through fiscal year 2022, on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2022. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future and (ii) the vesting of PSUs granted in December 2017 under the 2018 LTIP (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (remaining 6 months)	$448
2020	473
2021	319
2022	155
$1,395

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In Thousands)
Provision for income taxes	$588	$129	$1,287	$1,049

The income tax provisions in the three and six months ended December 31, 2018, were determined based on estimated annual effective tax rates of approximately 28%, and 26%, respectively as compared to 22% for the six months ended December 31, 2017. The rate of 26% for the six months ended December 31, 2018, reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 22% in the six months ended December 31, 2017 reflects a blended federal tax rate of 28%. All periods were adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the 2013 LTIP shares in August 2017 and June 2018, respectively.

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

At December 31, 2018, we had cash and cash equivalents of approximately $12,420,000, as compared to cash and cash equivalents of $10,581,000 at June 30, 2018. As discussed below, we have current borrowings of $2.8 million outstanding under our Term Loan, and we continue to have $10 million of availability under our Revolving Line of Credit.

Cash Flows

Cash Flows from Continuing Operations. During the six months ended December 31, 2018 and 2017, net cash provided by continuing operating activities was $6,351,000 and $5,416,000, respectively. The higher cash provided by operating activities in the six months ended December 31, 2018, reflects the slightly improved operating results of our businesses in that period as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $225,000 in the six months ended December 31, 2017, primarily related to payments for the now expired obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $973,000 and $3,269,000 in the six months ended December 31, 2018 and 2017, respectively. In the six months ended December 31, 2018, we used $505,000 for capital expenditures and $468,000 for capitalized software costs. In the six months ended December 31, 2017, we used $2,761,000 for capital expenditures and $506,000 for capitalized software.

Cash used in Financing Activities. In the six months ended December 31, 2018, financing activities used net cash of $3,539,000, comprised of cash dividends paid to stockholders of $3,351,000 and repayments under our Term Loan of $188,000. In the six months ended December 31, 2017, financing activities used net cash of $3,021,000, comprised of $6,021,000 of cash dividends paid to stockholders and borrowings of $3,000,000 under the Term Loan. The lower cash dividends paid to stockholders in the six months ended December 31, 2018, as compared to the six months ended December 31, 2017 was due to a reduction in the Company’s quarterly dividend, effective February 2018 (see Dividends below).

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which occurred on December 1, 2017. The Company received an abatement of the monthly rent for the period January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. The remaining aggregate minimum obligations over the term of the lease will be approximately $14.0 million.

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

At December 31, 2018, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Amount	Sublease Income	Net
2019 (remaining 6 months)	$1,221	$13	$1,208
2020	2,330	-	2,330
2021	2,244	-	2,244
2022	2,007	-	2,007
2023	1,648	-	1,648
Thereafter	7,999	-	7,999
	$17,449	$13	$17,436

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs for its former operations and headquarter facility. During that first year the Company was only required to make monthly payments of interest on borrowings.

In September 2018, the loan balance outstanding was automatically converted into a four-year term loan in the principal amount of the borrowings then outstanding, which was $3,000,000. In October 2018, the Company began repaying the loan in 48 equal monthly principal payments of $62,500 or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments, as the Company chose a 90-day LIBOR rate to apply to the outstanding balance upon conversion to the four-year term loan.

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

At December 31, 2018, the Company had $2,813,000 of outstanding borrowings under this loan of which $750,000 is classified as a current liability and $2,063,000 is classified as a long-term liability in the consolidated condensed balance sheet at December 31, 2018. The Company was in compliance with its loan covenants at December 31, 2018.

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

The agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At December 31, 2018 the Company was in compliance with those covenants. There were no borrowings outstanding under the line of credit at December 31, 2018.

Dividends. Our current dividend policy calls for us to pay quarterly cash dividends of $0.175 per share of common stock to our stockholders, for an expected total annual cash dividend of $0.70 per common share. This compared to a quarterly dividend of $0.35 per common share, for an annual dividend of $1.40 per share of common stock through December 31, 2017.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2018, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2018, we had $12,420,000 in cash and cash equivalents, of which, $9,450,000 was invested in money market accounts, and the balance of $2,970,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,138,000 at December 31, 2018, of which $435,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 that we filed with the SEC on August 30, 2018.

ITEM 6.	Exhibits

Exhibit 10.64*	2017 Equity Incentive Plan-Performance Stock Unit Award Agreement

Exhibit 31.1	Certification of President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: February 5, 2019	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 5, 2019	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 10.64*	2017 Equity Incentive Plan-Performance Stock Unit Award Agreement

Exhibit 31.1	Certification of President and Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of President and Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

E-1