Form 10-Q
period 2019-03-31
COLLECTORS UNIVERSE INC
filed 2019-05-01
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019

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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock $.001 Par Value	9,148,286

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,716	$10,581
Accounts receivable, net of allowance of $74 and $80 at March 31, 2019 and June 30, 2018, respectively	2,552	2,608
Inventories, net	2,294	2,579
Prepaid expenses and other current assets	1,698	1,965
Total current assets	22,260	17,733

Property and equipment, net	7,703	8,378
Goodwill	2,083	2,083
Intangible assets, net	2,301	2,319
Deferred income tax assets	1,222	1,222
Other assets	467	479
Total assets	$36,036	$32,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,405	$2,487
Accrued liabilities	1,685	1,998
Accrued compensation and benefits	3,134	3,401
Current portion of long-term debt	750	562
Income taxes payable	1,195	312
Deferred revenue	3,704	3,213
Total current liabilities	12,873	11,973

Deferred rent	3,824	3,535
Long-Term Debt	1,875	2,438

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,148 and 9,015 issued and outstanding at March 31, 2019 and June 30, 2018, respectively.	9	9
Additional paid-in capital	87,089	86,369
Accumulated deficit	(69,634)	(72,110)
Total stockholders’ equity	17,464	14,268
Total liabilities and stockholders’ equity	$36,036	$32,214

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues	$19,471	$17,512	$52,670	$51,328
Cost of revenues	7,827	7,818	21,982	21,745
Gross profit	11,644	9,694	30,688	29,583
Operating expenses:
Selling and marketing expenses	2,509	2,513	7,803	7,688
General and administrative expenses	4,370	5,195	13,079	15,148
Total operating expenses	6,879	7,708	20,882	22,836
Operating income	4,765	1,986	9,806	6,747
Interest and other income (expense), net	(4)	116	(146)	107
Income before provision for income taxes	4,761	2,102	9,660	6,854
Provision for income taxes	1,202	630	2,489	1,678
Income from continuing operations	3,559	1,472	7,171	5,176
Income from discontinued operations, net of income taxes	-	2	-	89
Net income	$3,559	$1,474	$7,171	$5,265

Net income per basic share:
Income from continuing operations	$0.40	$0.17	$0.80	$0.60
Income from discontinued operations	-	-	-	0.01
Net income per basic share	$0.40	$0.17	$0.80	$0.61

Net income per diluted share:
Income from continuing operations	$0.40	$0.17	$0.80	$0.58
Income from discontinued operations	-	-	-	0.01
Net income per diluted share	$0.40	$0.17	$0.80	$0.59

Weighted average shares outstanding:
Basic	8,938	8,703	8,936	8,651
Diluted	8,966	8,902	8,958	8,855
Dividends declared per common share	$0.175	$0.175	$0.525	$0.875

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	8,921	$9	$84,948	$(69,040)	$15,917
Stock-based compensation – restricted stock	-	-	224	-	224
Net income	-	-	-	3,633	3,633
Dividends paid	-	-	-	(2,974)	(2,974)
Balance at September 30, 2017	8,921	9	85,172	(68,381)	16,800
Stock-based compensation – restricted stock	94	-	226	-	226
Net income	-	-	-	159	159
Dividends paid	-	-	-	(3,048)	(3,048)
Balance at December 31, 2017	9,015	9	85,398	(71,270)	14,137
Stock-based compensation – restricted stock	-	-	501	-	501
Net income	-	-	-	1,474	1,474
Dividends paid	-	-	-	(1,528)	(1,528)
Balance at March 31, 2018	9,015	9	85,899	(71,324)	14,584
Stock-based compensation – restricted stock	-	-	470		470
Net income	-	-	-	970	970
Dividends paid and accrued	-	-	-	(1,756)	(1,756)
Balance at June 30, 2018	9,015	9	86,369	(72,110)	14,268
Stock-based compensation – restricted stock	45	-	263		263
Net income	-	-	-	2,131	2,131
Dividends paid	-	-	-	(1,564)	(1,564)
Balance at September 30, 2018	9,060	9	86,632	(71,543)	15,098
Stock-based compensation – restricted stock	61	-	205	-	205
Net income	-	-	-	1,481	1,481
Dividends paid	-	-	-	(1,566)	(1,566)
Balance at December 31, 2018	9,121	9	86,837	(71,628)	15,218
Stock-based compensation – restricted stock	27	-	252	-	252
Net income	-	-	-	3,559	3,559
Dividends paid	-	-	-	(1,565)	(1,565)
Balance at March 31, 2019	9,148	$9	$87,089	$(69,634)	$17,464

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,171	$5,265
Discontinued operations	-	(89)
Income from continuing operations	7,171	5,176
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	2,132	1,612
Stock-based compensation expense	720	951
Provision for bad debts	5	14
Provision for inventory write-down	143	389
Provision for warranty claims	402	343
Loss on sale of property and equipment	6	95
Deferred income taxes	-	365
Change in operating assets and liabilities:
Accounts receivable	51	953
Inventories	142	(596)
Prepaid expenses and other	339	51
Other assets	11	(64)
Accounts payable and accrued liabilities	(577)	(168)
Accrued compensation and benefits	(267)	(1,096)
Income taxes payable	883	(496)
Deferred revenue	492	884
Deferred rent	289	63
Net cash provided by operating activities of continuing operations	11,942	8,476
Net cash used in operating activities of discontinued businesses	(12)	(228)
Net cash provided by operating activities	11,930	8,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(749)	(3,626)
Capitalized software	(787)	(720)
Proceeds from sale of business	12	6
Proceeds from sale of property and equipment	18	-
Patents and other intangibles	-	(7)
Net cash used in investing activities	(1,506)	(4,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) Borrowings under term loan	(375)	3,000
Dividends paid to common stockholders	(4,914)	(7,548)
Net cash used in financing activities	(5,289)	(4,548)

Net increase (decrease) in cash and cash equivalents	5,135	(647)
Cash and cash equivalents at beginning of period	10,581	9,826
Cash and cash equivalents at end of period	$15,716	$9,179

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$119	$39
Income taxes paid during the period	$1,735	$1,542
Leasehold Improvements contributed by landlord (See note 3)	$-	$2,949

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At March 31, 2019, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC (our “Fiscal 2018 10-K”). Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Effective, July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company analyzed the effect of the ASC 606 on its revenue streams and concluded that the adoption of the ASC 606 did not change the amounts and timing of revenue under previous revenue recognition guidance.

Our primary source of revenue is the authentication and grading of collectibles, which accounted for about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues are individually less than 5%. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance. Certain auction fees are paid to us at the end of the show. Prepaid show fees are classified as part of deferred revenue.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2019, we recognized $437,000 and $2,746,000, respectively, in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise which indicate that the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2019.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the respective grant date fair values of the awards. For performance-based equity grants, the vesting of which is dependent on the achievement of financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values, when it has become probable that we will achieve the financial performance goals. Performance-based equity grants that contain a market multiplier are accounted for as awards with a performance condition.

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the LTIP Participants to remain in the Company's service, RSUs were granted to them by the Compensation Committee as follows:

Annual Grants. A total of 54,144 and 21,090 RSUs were granted in fiscal 2019 and 2018, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 RSUs were granted in December 2017, with vesting in two equal installments, of which 10,545 shares vested on June 30, 2018 and the remaining RSUs will vest on June 30, 2019, contingent on the Participant remaining in the continuous service of the Company through that vesting date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three fiscal years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee granted a total of 42,180 PSUs and established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

To date, no stock-based compensation expense has been recognized for the 42,180 PSUs shares, as it is not considered probable, based on the level of operating income before stock-based compensation achieved through March 31, 2019, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in December 2018, the Compensation Committee granted PSUs to Participants. Vesting of the PSUs is dependent upon the achievement of net cash flows on an annual basis for the fiscal years ending, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals have been established for fiscal year 2019 and a grant date has been established for that year’s PSUs for expense recognition purposes. The cash flow goals for fiscal years 2020 and 2021 will be set early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must provide continuous service through June 30, 2021 and the threshold net cash flow goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $35,000 and $45,000 was recognized for these PSUs in the three and nine months ended March 31, 2019, respectively.

Total stock-based compensation in the three and nine months ended March 31, 2019 was $252,000 and $720,000, respectively as compared to $501,000 and $951,000, respectively,in the three and nine months ended March 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2019, we had cash and cash equivalents totaling approximately $15,716,000, of which approximately $12,113,000 was invested in money market accounts, and the balance of $3,603,000 (which is inclusive of cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,122,000 at March 31, 2019 of which $670,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $13,674,000 at March 31, 2019.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at March 31, 2019. We were in compliance with all of our financial and other covenants under our credit line agreement at March 31, 2019.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs from its former operations and headquarters facility. During that first year the Company was only required to make monthly payments of interest on borrowings.

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

At March 31, 2019, the Company had $2,625,000 of outstanding borrowings under this loan of which $750,000 is classified as a current liability and $1,875,000 is classified as a long-term liability in the consolidated condensed balance sheet at March 31, 2019. The Company was in compliance with the loan covenants at March 31, 2019.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at March 31, 2019. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at June 30, 2018. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish allowances for doubtful accounts, when deemed necessary. The allowances for doubtful accounts receivable were $74,000 and $80,000 at March 31, 2019 and June 30, 2018, respectively. Ultimately, we will write-off any accounts receivable balances when it is determined that there is no possibility of collection.

Coin Revenues. The authentication, grading and sales of collectible coins, related services and coin product sales accounted for approximately 58% of our net revenues for the nine months ended March 31, 2019, as compared to 64% of our net revenues for the nine months ended March 31, 2018.

Customers. Our top five customers accounted, in the aggregate, for approximately 13% and 11% of our total revenues in the three and nine months ended March 31, 2019 as compared to 13% and 18% of revenues in the same periods of the prior year. During the nine months ended March 31, 2018 our banking channel customer in China accounted for approximately 8% of total net revenues, however, there were no submissions from this customer in the current year periods.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2019, we capitalized approximately $319,000 and $787,000, respectively, of software development costs as compared to $213,000 and $720,000, respectively, in the three and nine months ended March 31, 2018. In the three and nine months ended March 31, 2019, we recorded approximately $243,000 and $672,000, respectively, as amortization expense for capitalized software as compared to $180,000 and $509,000, respectively, in the three and nine months ended March 31, 2018. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to have been authentic. Warranty expense recognized in the three and nine months ended March 31, 2019 was $73,000 and $402,000, respectively, as compared to $128,000 and $343,000, respectively, in the three and nine months ended March 31, 2018.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the third quarter of fiscal 2019. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	June 30,
	2019	2018
Coins and cards	$484	$490
Grading raw materials consumable inventory	3,159	3,303
	3,643	3,793
Less inventory reserve	(1,349)	(1,214)
Inventories, net	$2,294	$2,579

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2019	2018
Coins grading reference sets	$240	$263
Computer hardware and equipment	2,273	2,075
Computer software	1,614	1,531
Equipment	5,111	4,661
Furniture and office equipment	938	925
Leasehold improvements	4,713	4,711
Trading card reference library	52	52
	14,941	14,218
Less accumulated depreciation and amortization	(7,238)	(5,840)
Property and equipment, net	$7,703	$8,378

Leasehold improvements include approximately $4,144,000 of leasehold improvements for the Company’s operations and headquarters facility which we occupied in December 2017, of which approximately $2,949,000 was contributed by the landlord.

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2019	2018
Warranty reserves	$728	$862
Professional fees	120	151
Other	837	985
	$1,685	$1,998

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31,
	2019	2018
Warranty reserve beginning of period	$862	$834
Provision charged to cost of revenues	402	343
Payments	(536)	(583)
Warranty reserve, end of period	$728	$594

5.	INCOME TAXES

The income tax provisions in the three and nine months ended March 31, 2019, were determined based on estimated annual effective tax rates of approximately 25% and 26%, respectively as compared to 30% and 24% for the three and nine months ended March 31, 2018. The rate of 26% for the nine months ended March 31, 2019, reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 24% in the nine months ended March 31, 2018 reflected a blended federal tax rate of 28%. All periods have been adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the 2013 LTIP shares in June 2018 and August 2017, respectively.

6.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted average shares outstanding: Basic	8,938	8,703	8,936	8,651
Dilutive effect of restricted shares	28	199	22	204
Weighted average shares outstanding: Diluted	8,966	8,902	8,958	8,855

A total of 10,000 anti-dilutive unvested RSUs were excluded from the computation of diluted income per share at March 31, 2019 as compared to 50,000 anti-dilutive unvested RSUs that were excluded from the computation at March 31, 2018. In addition, at March 31, 2019, 120,000 of unvested PSUs were excluded from the computation of diluted income per share because we had not achieved the related performance goals required for the PSUs to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2019 and 2018, respectively. Net identifiable assets are provided by business segment as of March 31, 2019 and June 30, 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenues from external customers:
Coins (1)	$11,512	$10,780	$30,512	$32,817
Trading cards and autographs	6,746	5,449	18,852	15,192
Other	1,213	1,283	3,306	3,319
Consolidated total revenue	$19,471	$17,512	$52,670	$51,328
Amortization and depreciation:
Coins	$348	$271	$1,002	$652
Trading cards and autographs	150	123	431	265
Other	112	143	357	420
Total	610	537	1,790	1,337
Unallocated amortization and depreciation	93	121	342	275
Consolidated amortization and depreciation	$703	$658	$2,132	$1,612
Stock-based compensation:
Coins	$44	$152	$100	$266
Trading cards and autographs	12	16	22	47
Other	9	21	24	42
Total	65	189	146	355
Unallocated stock-based compensation	187	312	574	596
Consolidated stock-based compensation	$252	$501	$720	$951
Operating income:
Coins	$3,652	$2,077	$7,506	$7,434
Trading cards and autographs	2,001	1,385	5,273	3,879
Other	285	302	959	820
Total	5,938	3,764	13,738	12,133
Unallocated operating expenses	(1,173)	(1,778)	(3,932)	(5,386)
Consolidated operating income	$4,765	$1,986	$9,806	$6,747

(1) Includes service revenues of $1.9 million and $5.2 million generated from outside the United States in the three and nine months ended March 31, 2019 as compared to $2.0 million and $9.1 million in the three and nine months ended March 31, 2018.

	March 31,	June 30,
	2019	2018
Identifiable Assets:
Coins	$10,358	$10,905
Trading cards and autographs	3,630	3,877
Other	2,546	2,944
Total	16,534	17,726
Unallocated assets	19,502	14,488
Consolidated assets	$36,036	$32,214
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

8.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended March 31, 2019, an adult member of the immediate family (who does not reside with him) of Mr. David Hall, one of the Company’s founders and its former President, and the beneficial owner of more than 5% of our outstanding shares, paid grading and authentication fees to us of $409,000 and $793,000, respectively, as compared to $394,000 and $1,649,000, respectively, for the three and nine months ended March 31, 2018. At March 31, 2019, the amount owed to the Company by that person for these services was approximately $170,000 as compared to $127,000 at June 30, 2018.

The grading fees charged by the Company to this individual were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

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

On April 22, 2019 the Company announced that, in accordance with its dividend policy the Board of Directors had approved a fourth quarter cash dividend of $0.175 per share of common stock, which will be paid on May 31, 2019 to stockholders of record on May 17, 2019.

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

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that are described in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2018 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Overview of the Operating Results for the Three and Nine Months Ended March 31, 2019

The following table sets forth comparative financial data for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues	$19,471	100.0%	$17,512	100.0%	$52,670	100.0%	$51,328	100.0%
Cost of Revenues	7,827	40.2%	7,818	44.6%	21,982	41.7%	21,745	42.4%
Gross Profit:	11,644	59.8%	9,694	55.4%	30,688	58.3%	29,583	57.6%
Selling and marketing expenses	2,509	12.9%	2,513	14.4%	7,803	14.8%	7,688	15.0%
General & administrative expenses	4,370	22.4%	5,195	29.7%	13,079	24.9%	15,148	29.5%
Operating income	4,765	24.5%	1,986	11.3%	9,806	18.6%	6,747	13.1%
Interest and other income (expense), net	(4)	-	116	0.7%	(146)	(0.3%)	107	0.3%
Income before provision for income taxes	4,761	24.5%	2,102	12.0%	9,660	18.3%	6,854	13.4%
Provision for income taxes	1,202	6.2%	630	3.6%	2,489	4.7%	1,678	3.3%
Income from continuing operations	3,559	18.3%	1,472	8.4%	7,171	13.6%	5,176	10.1%
Income from discontinued operations, net of income taxes	-	-	2	-	-	-	89	0.2%
Net income	$3,559	18.3%	$1,474	8.4%	$7,171	13.6%	$5,265	10.3%
Net income per diluted share:
Income from continuing operations	$0.40		$0.17		$0.80		$0.58
Income from discontinued operations	-		-		-		0.01
Net income	$0.40		$0.17		$0.80		$0.59

In the three months ended March 31, 2019, net revenues increased by $2.0 million, or 11%, to a third quarter record of $19.5 million as compared to net revenues of $17.5 million in the three months ended March 31, 2018. That increase was attributable to increases of approximately $1.3 million, or 24% in our cards and autographs revenues and $0.7 million, or 7% in total coin revenues.

Operating income increased by approximately $2.8 million, to a quarterly record of $4.8 million in the three months ended March 31, 2019, from $2.0 million in the three months ended March 31, 2018, due to the higher revenues, an improved gross profit margin resulting from improved average service fees on those revenues and lower general and administrative expenses (“G&A”).

In the nine months ended March 31, 2019, despite a $3.9 million reduction in China revenues, total revenues increased by $1.3 million or 3%, to record nine months revenues of $52.7 million from $51.3 million in the nine months ended March 31, 2018. Operating income increased by $3.1 million to $9.8 million, from $6.7 million, primarily due to the record operating income in this year’s third quarter.

These revenue, gross profit margin and G&A expense changes, as well as other factors affecting our operating results in the three and nine months ended March 31, 2019, are discussed in more detail below. See “Results of Operations for the Three and Nine Months Ended March 31, 2019, as compared to the Three and Nine Months Ended March 31, 2018”.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 89% and 88% of our service revenues in the three and nine months ended March 31, 2019. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coins and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions between coins and trading cards, because we typically charge higher fees for coins than for trading cards, (ii) in the case of both coins and trading cards, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” coins and trading cards, and modern coins and trading cards, as vintage or classic collectibles generally are of significantly higher value than modern coins and trading cards; and therefore, justify a higher average service fee. Furthermore, because a significant proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our overseas revenues can fluctuate on a quarterly basis due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis; and in China based on the level of revenue generated from the banking channel. The reduction in China revenues to $2.8 million in the nine months ended March 31, 2019, from $6.7 million in the same period of the prior year, reflects the absence of revenues from the banking channel. Non-banking channel revenues increased by 3% in this year’s nine months. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer in China. Due to changing market conditions in China, and a desire to broaden our customer base, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but were prepared to continue to authenticate and grade coins on a non-exclusive basis. It is too early to predict the longer-term effect this action will have on future coin submissions from this customer or how successful we will be in attracting submissions from other competing banking channel customers. However, at this time, we do not expect to generate revenues from the banking channel in this year’s fourth quarter.

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

Our top five customers accounted, in the aggregate, for approximately 13% and 11% of our total revenues in the three and nine months ended March 31, 2019 as compared to 13% and 18% of revenues in the same periods of the prior year. During the nine months ended March 31, 2018, our banking channel customer in China accounted for approximately 8% of total net revenues, however, there were no submissions from this customer, in the current periods. The loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

The following tables provide information regarding the respective numbers of coins and trading cards and autographs that we authenticated and graded in the three and nine months ended March 31, 2019 and 2018, and their estimated values, which are the values at which those coins and trading cards and autographs were declared for insurance purposes, by the dealers and collectors who submitted them to us for authentication and grading:

	Units Processed Three Months Ended March 31,				Declared Value (000s) Three Months Ended March 31,
	2019		2018		2019		2018
Coins (1)	605,600	49.4%	654,000	55.4%	$536,246	92.0%	$508,838	91.6%
Trading cards and autographs	620,700	50.6%	526,100	44.6%	46,652	8.0%	46,474	8.4%
Total	1,226,300	100.0%	1,180,100	100.0%	$582,898	100.0%	$555,312	100.0%

	Units Processed Nine Months Ended March 31,				Declared Value (000s) Nine Months Ended March 31,
	2019		2018		2019		2018
Coins (1)	1,600,000	47.3%	2,271,200	61.7%	$1,531,800	90.5%	$1,369,107	89.0%
Trading cards and autographs	1,781,300	52.7%	1,412,600	38.3%	160,100	9.5%	169,890	11.0%
Total	3,381,300	100.0%	3,683,800	100.0%	$1,691,900	100.0%	$1,538,997	100.0%

(1) The lower number of coins authenticated and graded in this year’s third quarter and nine months as compared to the same respective periods of last year, were primarily due to the lower number of China and U.S. Modern coins authenticated in the current year periods. See Net Revenues below.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth, and growing consumer and business confidence and from other investments to gold during periods of economic uncertainties and decreases in disposable income and declines in consumer and business confidence.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely principally on internally generated cash to fund our continuing operations.

In addition to the operating performances of our businesses and, in particular, our coin and cards and autographs businesses, which accounted for approximately 94% of our total revenues in the nine months ended March 31, 2019, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China.

As discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, the Company continues to have full availability at March 31, 2019 under a $10,000,000 three-year unsecured revolving credit line through January 2020.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under the credit line will be sufficient to fund our continuing operations at least through the end of March 2020.

Critical Accounting Policies and Estimates

During the three and nine months ended March 31, 2019 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2018 10-K. Readers of this report are urged to read that Section of the Fiscal 2018 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Revenue Recognition

Effective, July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company analyzed the effect of the ASC 606 on its revenue streams and concluded that the adoption of the ASC 606 did not change the amounts and timing of revenue under previous revenue recognition guidance.

Our primary source of revenue is the authentication and grading of collectibles, which accounted for about 88% of our consolidated revenues in both fiscal 2018 and 2017. Our other sources of revenues are individually less than 5%. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance of the show taking place. Certain auction fees are paid to us at the end of the show. Prepaid show fees are classified as part of deferred revenue.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2019, we recognized $437,000 and $2,746,000 in revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants over the service period based on the respective grant date fair values of the awards. For performance-based equity grants the vesting of which is dependent on the achievement of financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values, when it has become probable that we will achieve the financial performance goals. Performance-based equity grants that contain a market multiplier are accounted for as awards with a performance condition.

Restricted Stock Awards: Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the LTIP Participants to remain in the Company's service, RSUs were granted to them as follows:

Annual Grants. A total of 54,144 and 21,090 RSUs were granted in fiscal 2019 and December 2017, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

One Time Grant. A total of 21,090 RSUs were granted in December 2017, with vesting in two equal installments of which 10,545 shares vested on June 30, 2018 and the remaining RSUs will vest on June 30, 2019, contingent on the Participant remaining in the continuous service of the Company through that vesting date.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

To create incentives for the Participants to drive significant improvements in the Company’s operating results during the three fiscal years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee granted a total of 42,180 PSUs and established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

To date, no stock-based compensation expense has been recognized for the 42,180 PSUs shares, as it is not considered probable, based on the level of operating income before stock-based compensation achieved through March 31, 2019, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in December 2018, the Compensation Committee granted PSUs to Participants. Vesting of the PSUs is dependent upon the achievement of net cash flows on an annual basis for the fiscal years ending, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals have been established for fiscal year 2019 and a grant date has been established for that year’s PSUs for expense recognition purposes. The cash flow goals for fiscal years 2020 and 2021 will be set early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must provide continuous service through June 30, 2021 and the threshold net cash flow goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $35,000 and $45,000 was recognized for these PSUs in the three and nine months ended March 31, 2019, respectively.

Total stock-based compensation in the three and nine months ended March 31, 2019 was $252,000 and $720,000, respectively as compared to $501,000 and $951,000, in the three and nine months ended March 31, 2018.

Results of Operations for the Three and Nine Months Ended March 31, 2019 as compared to the Three and Nine Months Ended March 31, 2018

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

The following tables set forth the information regarding our net revenues for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$17,307	88.9%	$15,247	87.1%	$2,060	13.5%
Other related revenues	2,164	11.1%	2,265	12.9%	(101)	(4.5%)
Total revenues	$19,471	100.0%	$17,512	100.0%	$1,959	11.2%

	Nine Months Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$46,335	88.0%	$45,230	88.1%	$1,105	2.4%
Other related revenues	6,335	12.0%	6,098	11.9%	237	3.9%
Total revenues	$52,670	100.0%	$51,328	100.0%	$1,342	2.6%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Coins:
United States	$9,659	49.6%	$8,791	50.2%	$868	9.9%
China	1,059	5.4%	1,181	6.8%	(122)	(10.3%)
France & Hong Kong	794	4.1%	808	4.6%	(14)	(1.7%)
Total Coins	11,512	59.1%	10,780	61.6%	732	6.8%
Cards and autographs (1)	6,746	34.6%	5,449	31.1%	1,297	23.8%
Other (2)	1,213	6.3%	1,283	7.3%	(70)	(5.5%)
	$19,471	100.0%	$17,512	100.0%	$1,959	11.2%

	Nine Months Ended March 31,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Coins:
United States	$25,303	48.0%	$23,738	46.2%	$1,565	6.6%
China	2,814	5.3%	6,749	13.2%	(3,935)	(58.3%)
France & Hong Kong	2,395	4.6%	2,330	4.5%	65	2.8%
Total Coins	30,512	57.9%	32,817	63.9%	(2,305)	(7.0%)
Cards and autographs (1)	18,852	35.8%	15,192	29.6%	3,660	24.1%
Other (2)	3,306	6.3%	3,319	6.5%	(13)	(0.4%)
	$52,670	100.0%	$51,328	100.0%	$1,342	2.6%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and sales of product.

For the three months ended March 31, 2019, our total revenues increased by $1,959,000, or 11.2%, to a third quarter record of $19,471,000, from $17,512,000 in the three months ended March 31, 2018. That increase was attributable to an increase of $2,060,000, or 13.5%, in authentication and grading fees, partially offset by a decrease of $101,000 or 4.5%, in other related services. The increase in authentication and grading fees was attributable to a $1,298,000, or 25.9%, increase in cards and autographs fees and a net increase of $762,000, or 7.4% in coin fees.

In the nine months ended March 31, 2019, our total revenues increased by $1,342,000 or 2.6%, to a nine month record of $52,670,000 from $51,328,000 in the nine months ended March 31, 2018. That increase was attributable to an increase of $1,105,000, or 2.4%, in authentication and grading fees, and a $237,000, or 3.9%, increase in other related services. The increase in authentication and grading fees was attributable to an increase of $3,516,000, or 25.2%, in cards and autograph fees partially offset by a net decrease of $2,411,000 or 7.7%, in coin fees, attributable to China (see below).

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 24% in this year’s third quarter and represented record quarterly revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 34 of the last 35 quarters.

The decreased revenues from China in the nine months ended March 31, 2019, reflected an absence of revenues from the banking channel in China as compared to approximately $4,027,000 in last year’s nine month period. We generated non-banking channel revenues in China of $1,059,000 and $2,814,000 in three and nine months ended March 31, 2019, respectively, as compared to $1,181,00 and $2,722,000 in the three and nine months ended March 31, 2018, respectively. See Factors that can Affect our Revenues and Gross Profit Margin above, which discusses the banking channel in China in greater detail.

Changes in U.S. coin fees in this year’s third quarter and nine months as compared to the same respective periods of the prior year, primarily reflected, (i) higher show fees of $583,000 or 41% in the third quarter and $1,458,000 or 35% in the nine months, reflecting higher average fees earned per show in the fiscal 2019 periods (ii) higher modern coin fees of $375,000 or 11% in the third quarter and lower fees of $429,000 or 5.3% in the nine months, which included the Apollo program and higher average service fees earned in this year’s third quarter that partially offset lower modern fees earned in the first six months of the year and (iii) lower U.S. vintage fees of $82,000, or 3% in the third quarter and increased fees of $311,000 or 3% in the nine months.

Despite the net decrease in our coin authentication and grading revenues in the nine months ended March 31, 2019, our coin business represented approximately 58% of total revenues in that period which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As discussed in prior filings, our third fiscal quarter is typically our seasonally strongest quarter of the year in the United States for coins, due to the release of Gold and Silver Eagles by the U.S. Mint in that quarter and that trend continued in this year’s third quarter. In addition, as expected, our cards and autographs revenue continued to grow in a stable manner in this year’s third quarter and we expect that trend to continue into this year’s fourth quarter.

With respect to China, our current expectation is that we will continue to see stability in our non-banking channel revenues in China continuing in this year’s fourth quarter. However, we do not expect to generate revenues from the banking channel during the remainder of this fiscal year.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$11,644	59.8%	$9,694	55.4%	$30,688	58.3%	$29,583	57.6%

As indicated in the above table, our gross profit margin was 59.8% and 58.3% in the three and nine months ended March 31, 2019, respectively, as compared to 55.4% and 57.6%, respectively, in the same respective periods of the prior year. The higher gross profit margin earned in the three months ended March 31, 2019, reflects an improved gross profit margin earned on our coin and cards and autograph businesses, primarily due to higher average service fees in those businesses and in the case of cards and autographs a higher number of units shipped in the quarter. As previously reported, there can be variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2018, our quarterly gross profit varied between 54% and 65%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development personnel costs and incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Selling and marketing expenses	$2,509	$2,513	$7,803	$7,688
Percent of net revenue	12.9%	14.4%	14.8%	15.0%

As indicated in the above table, selling and marketing expenses were 12.9% and 14.8% of revenues in the three and nine months ended March 31, 2019, respectively, as compared to 14.4% and 15.0%, in the same periods of the prior year. In absolute dollars, selling and marketing expenses were substantially unchanged in the current year periods. There were higher selling and marketing expenses incurred in our growing cards and autograph business, including costs incurred for business development activities in Japan for the Company’s new Japanese subsidiary, which for the most part were offset by lower selling and marketing expenses in our other businesses.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
General and administrative expenses	$4,370	$5,195	$13,079	$15,148
Percent of net revenue	22.4%	29.7%	24.9%	29.5%

As indicated in the above table, G&A expenses decreased to 22.4% and 24.9% of revenues in the three and nine months ended March 31, 2019, respectively, from 29.7% and 29.5%, in the same periods of the prior year. In absolute dollars, G&A expenses decreased by $825,000 and $2,069,000 in this year’s third quarter and nine months and was primarily due to (i) lower payroll and related costs of $194,000 in the quarter and $949,000 in the nine months, arising from staff reductions implemented in the fourth quarter of fiscal 2018 and management changes in the Company’s coin division that occurred in the first half of fiscal 2019, (ii) the non-recurrence in this year’s three and nine months of $368,000 and $955,000, respectively, comprised of moving and lease exit costs, in connection with the Company’s new operations and headquarter facility, and a pre-litigation net settlement incurred in the prior year periods, and (iii) lower non-cash stock based compensation of $242,000 and $207,000 in the third quarter and nine months, respectively. Those reductions were partially offset by higher depreciation expense of $330,000 in the nine months ended March 31, 2019, primarily related to depreciation of tenant improvements and other assets capitalized as part of our new operations and headquarter facility and higher amortization of capitalized software projects of $63,000 and $163,000 in this year’s three and nine months periods, respectively.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, and Critical Accounting Policies above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2019	2018	2019	2018
Selling and marketing expenses	$18	$25	$52	$76
General and administrative expenses	234	476	668	875
	$252	$501	$720	$951

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $1,246,000 related to unvested stock-based equity awards outstanding at March 31, 2019 which represents the expense expected to be recognized through fiscal year 2022, based on the assumption that the holders of the equity awards will remain in the Company’s service through fiscal 2022. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future (ii) the PSUs granted in December 2017 under the 2018 LTIP and (iii) the PSUs granted in December 2018 for which the grant dates are to be established in fiscal 2020 and 2021.

Fiscal Year Ending June 30,	(In Thousands)
2019 (remaining 3 months)	$252
2020	619
2021	360
2022	15
$1,246

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In Thousands)
Provision for income taxes	$1,202	$630	$2,489	$1,678

The income tax provisions in the three and nine months ended March 31, 2019 were determined based on estimated annual effective tax rates of approximately 25% and 26%, respectively as compared to 30% and 24% for the three and nine months ended March 31, 2018, respectively. The rate of 26% for the nine months ended March 31, 2019 reflects a federal tax rate of 21% as a result of the Tax Reform Act enacted into law in December 2017. The rate of 24% in the nine months ended March 31, 2018 reflected a blended federal tax rate of 28%. All periods have been adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the 2013 LTIP shares in August 2017 and June 2018, respectively.

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

At March 31, 2019, we had cash and cash equivalents of approximately $15,716,000, as compared to cash and cash equivalents of $10,581,000 at June 30, 2018. As discussed below, we have current borrowings of approximately $2.6 million outstanding under our Term Loan, which are repayable in equal monthly installments through September 2022. In addition, we continue to have $10 million of availability under our Revolving Line of Credit.

Cash Flows

Cash Flows from Continuing Operations. During the nine months ended March 31, 2019 and 2018, net cash provided by continuing operating activities was $11,942,000 and $8,476,000, respectively. The higher cash provided by operating activities in the nine months ended March 31, 2019, reflects the improved operating results of our businesses in the period, as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. Discontinued operations used cash of $228,000 in the nine months ended March 31, 2018, primarily related to payments for the now expired obligation for the New York facility, formerly occupied by our discontinued jewelry business.

Cash used by Investing Activities. Investing activities used cash of $1,506,000 and $4,347,000 in the nine months ended March 31, 2019 and 2018, respectively. In the nine months ended March 31, 2019, we used $749,000 for capital expenditures and $787,000 for capitalized software costs. In the nine months ended March 31, 2018, we used $3,626,000 for capital expenditures, primarily related to the move of the Company’s operations and headquarters to a new facility and $720,000 for capitalized software costs.

Cash used in Financing Activities. In the nine months ended March 31, 2019, financing activities used net cash of $5,289,000, comprised of cash dividends paid to stockholders of $4,914,000 and $375,000 of repayments under our Term Loan. In the nine months ended March 31, 2018, financing activities used net cash of $4,548,000, comprised of $7,548,000 of cash dividends paid to stockholders partially offset by borrowings of $3,000,000 under the Term Loan. The lower cash dividends paid to stockholders in the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018 was due to a reduction in the Company’s quarterly dividend, effective February 2018 (see Dividends below).

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which occurred on December 1, 2017. The Company received an abatement of the monthly rent for the period January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. As of March 31, 2019, the remaining aggregate minimum obligations over the term of the lease was approximately $13.6 million.

We also lease smaller offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate remaining obligations over the term of the lease of approximately $2.2 million and three year leases for our offices in Hong Kong, which commenced in July 2018, with aggregate remaining obligations over the term of those leases of approximately $466,000.

At March 31, 2019, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2019 (remaining 3 months)	$603
2020	2,487
2021	2,436
2022	2,058
2023	1,665
Thereafter	7,998
$17,247

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs for its former operations and headquarter facility. During that first year the Company was only required to make monthly payments of interest on borrowings.

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

At March 31, 2019, the Company had $2,625,000 of outstanding borrowings under this term loan of which $750,000 is classified as a current liability and $1,875,000 is classified as a long-term liability in the consolidated condensed balance sheet at March 31, 2019. The Company was in compliance with its loan covenants at March 31, 2019.

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

The agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At March 31, 2019 the Company was in compliance with those covenants. There were no borrowings outstanding under the line of credit at March 31, 2019.

Dividends. Our current dividend policy calls for us to pay quarterly cash dividends of $0.175 per share of common stock to our stockholders, for an expected total annual cash dividend of $0.70 per common share. This compared to a quarterly dividend of $0.35 per common share, for an annual dividend of $1.40 per share of common stock through December 31, 2017.

The declaration of cash dividends in the future, pursuant to our current dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance (and in particular the on-going performance of the Company’s coin and trading cards and autographs businesses), its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At March 31, 2019, we continued to have $3.7 million available for share repurchases under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008 and there is no assurance that we will make any share repurchases under this program in the future.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our line of credit (i) to introduce new collectibles and related services and initiatives for our existing customers and other collectibles customers (ii) to fund the international expansion of our business; (iii) to fund working capital requirements; (iv) to fund repayments under the term loan (v) to fund acquisitions; (vi) to fund the payment of cash dividends; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek to sell additional shares of our stock to finance the growth of our collectible’s businesses. However, there is no assurance that we would be able to raise additional capital on terms acceptable to us, if at all.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2019, we had $15,716,000 in cash and cash equivalents, of which, $12,113,000 was invested in money market accounts, and the balance of $3,603,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,122,000 at March 31, 2019, of which $670,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLLECTORS UNIVERSE, INC.

Date: May 1, 2019	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: May 1, 2019	By:	/s/ JOSEPH J. WALLACE
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