Form 10-K
period 2019-06-30
COLLECTORS UNIVERSE INC
filed 2019-08-28
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number 1-34240

COLLECTORS UNIVERSE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1610 E. Saint Andrew Place, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(949) 567-1234

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of each Exchange on which registered

Common Stock, par value $.001 per share	CLCT	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock held by non-affiliates was approximately $100,000,000 based on the per share closing price of $11.36 of registrant’s Common Stock as of such date as reported by the NASDAQ Global Market. This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of August 23, 2019, a total of 9,153,286 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report are incorporated by reference from Registrant's Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2019, for its 2019 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements contain estimates or predictions about or forecasts of our future financial condition and operating results and trends in our business and markets. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, those statements are necessarily based on current information available to us. Therefore, the information contained in the forward looking statements in this Annual Report are subject to change due to (i) future events and circumstances of which we are not currently aware and (ii) to a number of risks and uncertainties that could cause our future financial condition or operating results to differ significantly from those expected at the current time as described in those forward-looking statements. Those known risks and uncertainties are described in ITEM 1A in Part I of this Annual Report under the caption “RISK FACTORS,” and in ITEM 7 in Part II of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements and risk factors contained in those Items of this Annual Report. Also, our actual results in the future may differ due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results.   Due to all of these uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or the applicable rules of the NASDAQ Global Market.

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

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related revenues, which consist of (i) the sale of advertising and click-through commissions earned on our websites, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we operate, at which primarily coins are exhibited and are bought and sold by collectibles dealers and collectors. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, those sales are not the focus, and we do not consider them to be an integral part of, our ongoing revenue-generating activities.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2019, we have authenticated and graded approximately 41 million coins. In 1991, we launched our PSA trading cards authentication and grading service and, through June 30, 2019, had authenticated and graded approximately 35 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

Our revenues are comprised principally of our authentication and grading service fees.  Those fees range from $1 to $15,000 but averaged $13.39 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer.  We charge higher fees for faster turnaround times.   In fiscal 2019, our coin authentication and grading fees ranged from $1 to $15,000, and averaged $17.18, per coin. In the case of trading cards, in fiscal 2019, the authentication and grading fees ranged from approximately $1 to $5,000 and averaged $9.36, per trading card.  As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles. See Management’s Discussion and Analysis of Financial Condition and Results of Operations: Factors that can Affect our Revenues below.

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

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs or retains the services of expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading determinations. As of June 30, 2019, we employed or retained the services of 39 coin experts who have an average of 11 years of service with the Company.

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

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. We are now the leading authenticator and grader of trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. At June 30, 2019, we employed 27 experts who have an average of 14 years of service with the Company. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where an “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2019, we employed five autograph experts, as well as outside consultants that we sometimes use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. CCE, since 1990, has provided liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to us for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are over 160,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $260 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, to create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis and the Rare Coins Market Report on a 2-month basis primarily for distribution to approximately 22,000 Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

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

Our Mission

Our mission is to provide the finest available independent authentication and grading services to sellers and buyers of high-value collectibles in order to:

■	increase the values and liquidity of collectibles;

■	enable and facilitate transactions in collectibles;

■	generally enhance interest, activity and trading in collectibles; and

■	achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

Our Growth Strategy

We have established leading brands in our existing collectibles markets, including PCGS, PSA and PSA/DNA. We use those brands to promote Collectors Universe as the premier independent provider of authentication and grading services in the collectibles markets, in order to (i) increase our market share among existing users of authentication and grading services, (ii) increase the use of our services by the numerous collectors that do not currently use any independent third-party authentication or grading services, and (iii) expand our coin and trading cards services to selected international markets.

Although we have authenticated and graded approximately 41 million coins since the inception of PCGS, and approximately 35 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of these market opportunities to expand our service offerings to customers and to solidify our position as a leading authority in the collectible markets that we serve, we have:

■	expanded our geographical reach by opening offices in France, Japan, Hong Kong and China, the operations of which, in total, accounted for approximately 10% of our net revenues in fiscal 2019;

■	provided special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

■	provided collectibles information and value-added content through our online encyclopedia- CoinFacts and PSA Collectible Facts, as well as through printed publications;

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

PCGS. Our authentication and grading of coins involves an exacting and standardized process. We receive coins from dealers and collectors and remove all packaging that identifies the submitter in any way. We then enter information regarding each coin into our proprietary computerized inventory system, which tracks the coin at every stage of the authentication and grading process. Generally, our process requires that at least two of our experts evaluate each coin independently. In some cases, depending on the type of coin being authenticated and graded or on the results of the initial review process, we involve a third expert to make the final determinations of authenticity and grade. The coin’s authenticity and grade are then verified by one of our senior experts, who has the authority to resubmit the coin for further review if he or she deems it to be necessary. Only after this process is complete is the coin reunited with its identifying paperwork, thus keeping the authentication and grading process from being influenced by the identity of the owner and the history of the coin. The coin is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label describing the coin, the quality grade that we have assigned to it, a unique certificate number, the PCGS hologram and brand name and if requested by the customer, special inserts that can enhance the collectible value of the coin.

PSA. On receipt of trading cards from dealers and collectors, we remove all packaging that identifies the submitter in any way and enter information regarding the trading card into our proprietary computerized inventory system that enables us to track the trading cards throughout the authentication and grading process. Only after the authentication and grading process is complete is the trading card reunited with its identifying paperwork, thus keeping the authentication and grading process independent of the identity of the owner and the history of the trading card. The trading card is then sonically sealed in our specially designed, tamper-evident, clear plastic holder, which also encases a label that identifies the trading card, the quality grade that we have assigned to it and a unique certificate number, and the PSA hologram and brand name. We primarily authenticate and grade sportscards and, to a lesser extent, entertainment, as well as other types of collectible cards that are growing in popularity.

PSA/DNA. Because of the variability in the size of autographed memorabilia, the authentication and grading procedures we use necessarily differ from those used in authenticating and grading coins and trading cards. Customers may ship the autographed memorabilia to us for authentication at our offices or, in the case of dealers or collectors that desire to have a large number of items authenticated, we will sometimes send an expert to the customer’s location for “on-site” examination and authentication. Our experts reference what we believe is one of the largest databases of known genuine exemplars of signatures for comparison to a submitted item and draw upon their training and experience in handwriting analysis. In most cases, we take a digital photograph of the autographs that we have authenticated and store those photographs in a master database. Before shipping the item back to the customer, a tamper-evident label is affixed to the collectible at the customer’s option. The label contains our PSA/DNA name and logo and a unique certificate number. For additional security, in all cases when an item is fully authenticated, we tag the items with synthetic DNA-laced ink, which is odorless, colorless and tasteless and visible only when exposed to a narrow band wavelength of laser light using a hand-held, battery-powered lamp. Additional verification that an autographed item was authenticated by us can be obtained by using a chemical analysis to determine whether or not the ink used in the unique DNA code by PSA/DNA was applied to the autographed item. As a result, if the tamper-evident label that we affixed to an autographed item were to be removed or otherwise separated from the item, it is still possible to verify that the item was authenticated by us.

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

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are limited to collectibles that have been authenticated and graded by us. To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set, qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 254,000 sets were registered on our Set Registries as of June 30, 2019, which represents a 12% increase over the number registered as of June 30, 2018.

■

Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $59 to $249, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2019, there were approximately 22,000 members in our Collectors Clubs.

■

Certified Coin Exchange (“CCE”) Business-to-Business Website and Collectors Corner Business-to-Consumer Website. The CCE website is a business-to-business website where recognized dealers make markets in and can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 160,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers. In addition, we provide a market on Collectors Corner , which is a business to consumer website where consumers can identify and purchase coins, trading cards and currency offered for sale by authorized dealers. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Collectibles are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded collectibles.

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PSA	Coin Universe
Professional Coin Grading Services	PSA/DNA	Collectors.com
PCGS	Quick Opinion	Expos Unlimited
PCGS Secure	PSA Cardfacts	Long Beach Coin, Stamp and Collectibles Expo
PCGS Gold Shield	Sports Market Report
First Strike	Set Registry
CoinFacts	Rookie Ball and Graph
PCGS3000	Certified Coin Exchange
History in Your Hands	CCE
PCGS Currency	Collectors Corner
Professional Currency Grading	FACTS
Professional Sports Authenticator	SPOTS DATA

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2019, we employed 71 experts in our authentication and grading operations, with an average of 12 years of service with the Company. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) have been trained by us in our authentication and grading methodologies and procedures, or (iii) had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

Service Warranties

We generally issue an authenticity or grading warranty with every coin and trading card authenticated or graded by us. Under the terms of the warranty, in general, if a coin or trading card that was authenticated or graded by us later receives a lower grade upon resubmission to us for grading, or is determined not to be authentic, based on our opinion, we will offer either to purchase the coin or trading card at the current market value at the originally assigned grade or, instead, at the customer’s option, to pay the difference in the current market value of the item between its original assigned grade and its lower grade. We accrue for estimated warranty costs based on historical claims experience, and we monitor the adequacy of the warranty reserves on an ongoing basis. If warranty claims were to increase in relation to historical trends and experience, we would increase the warranty reserve and incur additional charges that would have the effect of reducing income in those periods during which the warranty reserve is increased. See ITEM 7: “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies: Grading Warranty Costs”, and ITEM 8: Consolidated Financial Statements -Note 6 of this report for more information regarding our warranty reserves. As discussed above, before returning an authenticated or graded coin or trading card to our customer, we place the coin or trading card in a tamper-evident, clear plastic holder that encapsulates a label identifying the collectible as having been authenticated and graded by us. The warranty is voided if the plastic holder has been broken or damaged or shows signs of tampering.

We do not provide a warranty with respect to our opinions regarding the authenticity or quality of autographs or memorabilia.

Customer Service and Support

We devote significant resources to customer services, including a 40-person staff that provides personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders, although, we now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts they should be able to be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

Competition

Coin Authentication and Grading. Our principal competitors in the coin authentication and grading market are Numismatic Guaranty Corporation of America (“NGC”), Independent Coin Grading, Certified Acceptance Corporation (“CAC”) and ANACS, all of which are privately owned businesses.

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

The majority of the information technology systems (both for internal use and on publicly-accessible websites) are located at a Statement on Standards for Attestation Engagements (“SSAE”) 18 compliant data center in Southern California. This data center offers:

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

In addition to the Southern California data center, smaller internal-use-only local area networks exist in our Southern California, New Jersey, Paris, Shanghai, and Hong Kong operations centers. However, the Information Technology infrastructure in those smaller offices is limited. Therefore, any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services. We believe that these risks are mitigated by a comprehensive data backup/protection solution, which includes regular rotation of offsite data storage.

Cyber Security. Cyber security is one of our top priorities and is always contemplated when developing and deploying new systems (both software and hardware). To this end, key staff members maintain industry-standard security and audit certifications and regularly expand their security knowledge and deploy new security tools as considered necessary.

We maintain multiple Internet connections for both web serving and outbound Internet access. Internet access points (across all offices) are protected with Palo Alto enterprise-level firewalls and security products. Additional security features include limiting access to critical infrastructure components through next generation end point protection that includes dynamic machine learning capabilities and predictive models. In addition to the constant monitoring of these security devices, network security scans (of both internal and publicly-accessible servers) are performed on a regular basis. These scans include penetration/intrusion testing, vulnerability assessments, and attack surface analysis. We have multiple overlapping security infrastructures to mitigate potential single failures. However, as many other businesses have experienced, there can be no assurance that the security measures we have adopted will prove to be adequate to enable us to detect and prevent all cyber-security breaches that could lead to the theft by hackers of confidential information entrusted to us by our customers, including passwords and credit card numbers. See “Risk Factors-Our business is subject to online security risks, including security breaches” in ITEM 1A below in this Annual Report.

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

Employees

As of June 30, 2019, we had a total of 434 employees, of which 377 were full-time employees and 57 were part-time employees including 57 who were employed outside of the United States. Our authentication and grading-related businesses employed 371 people, including our 71 experts and 40 customer service and support personnel. Of the other 63 employees, 18 work in information services, 6 in marketing, 6 in our CCE subscription business, 6 in our Expos business (of which 5 were part-time employees), and 27 in other business and administrative services. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

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

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles and the popularity of certain coins released by the United States Mint. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity or, in the value of the collectibles that we authenticate, and grade would cause decreases in authentication and grading submissions to us and in the requests, we receive for faster turnaround times resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our U.S. coin grading fees in certain periods of fiscal years 2012 to 2013, 2015 to 2016, and fiscal 2018, that the popularity of collectibles for certain specific coin programs, can vary due to a number of factors, most of which are outside of our control, including perceived scarcity of collectibles, changes in consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Factors that can Affect our Operating Results and Financial Position” below in the Report.

We are dependent on our coins and trading cards and autographs authentication and grading services for most of our revenues which makes us vulnerable to changes in economic or market conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 57%, 63% and 68% of total net revenues in fiscal 2019, 2018 and 2017, respectively. Our U.S. and overseas modern coin authentication and grading revenues represented approximately 15%, 21% and 27% of our total revenues in fiscal 2019, 2018 and 2017, respectively. We believe that the principal factors that can lead to fluctuations in U.S. coin grading submissions include:(i) economic downturns which can result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. dollar and in the value of precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint or dealers or customers, who specialize in selling modern coins (iv) the pricing of our services particularly for our modern coin programs and (v) short-term changes in the value of gold, particularly around the time of collectibles trade shows. In addition, our cards and autographs revenues accounted for approximately 36%, 31% and 25% of our total net revenues in fiscal 2019, 2018, 2017 respectively. While we are less dependent on coin revenues due to the increase in cards and autographs revenues, this continuing lack of diversity in our sources of revenues and our dependence on submissions from our two main businesses for a majority of our net revenues make us more vulnerable to changes in market conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results, as evidenced by the reduction in both our revenues and operating income in fiscal 2018 as compared with fiscal 2017, due mainly to the lower U.S. coin revenues in fiscal 2018.

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

Increases in turnaround times experienced by customers at our trading cards and autographs business may dampen demand for our services and reduce the growth in our revenues.

Our cards and autographs business which represents about 36% of total revenues in fiscal 2019, has experienced revenue growth rates of 25% and 17% in fiscal 2019 and 2018, respectively. In addition, as of June 30, 2019, that business had a record backlog of collectible submissions, awaiting authentication and grading by our experts. We continue to add authentication and grading capacity to meet the increased demand for our services, however, our backlog has continued to grow in fiscal 2019. Although to date, we have not experienced a slowdown in submissions from our customers, over time continued increased turnaround times may negatively impact the level of submissions and therefore reduce the growth of our service revenues.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect their willingness and ability to purchase, and the prices that they are willing to pay for collectibles. Additionally, declines in the confidence and reductions in the cash flows of, and reductions in credit that is available to collectibles dealers, can adversely affect their ability to purchase high-value collectibles and willingness to sell collectibles that may have declined in value due to adverse changes in economic conditions of this nature. Declines in purchases and sales, or in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are often used in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of those collectibles; and (ii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary popularity or “fads” among collectors, or the popularity of certain modern coin marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees that can be earned on collectibles that we authenticate and grade. This can be particularly common with modern coins released by the U.S. Mint or other special releases that are seasonal in nature. Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, or pressure on the level of fees we are able to charge customers, and could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 11% of our total net revenues in fiscal 2019

During the year ended June 30, 2019, five of our customers accounted, in the aggregate, for approximately 11% of our total net revenues. As a result, the loss of any of those customers, or the lack of success of marketing programs by those customers both in the U.S. or in China, or changes in our relationship with any of those customers could lead to a decrease in the volume of grading submissions which could cause our net revenues to decline and, therefore, could harm our operating results. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Factors that can Affect our Operating Results and Financial Position” below in the Report.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have limited experience.

On an ongoing basis, we seek to introduce new services that we can offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. In addition, in recent years we began offering and providing authentication and grading services in France, Hong Kong, Japan and mainland China. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable which could lead to impairments of amounts capitalized and negatively impact our operating results. Furthermore, volatility in the level of services generated at our international operations, particularly in China, may add volatility to our quarterly and annual operating results.

Changing market conditions in China have adversely affected the level of China revenues and the future growth of our coin business in China may be slower in the future.

The reduction in China revenues to $4.2 million in fiscal 2019, from $7.7 million in fiscal 2018, reflects the absence of any significant revenues from the banking channel. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer in China. Due to changing market conditions in China, and a desire to broaden our customer base, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but were prepared to continue to authenticate and grade coins on a non-exclusive basis. It is too early to predict the longer-term effect this action will have on future coin submissions from this customer or how successful we will be in attracting submissions from other coin customers in China. However, non-banking channel revenues increased by approximately 14% in fiscal 2019. See also “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Factors that can Affect our Operating Results and Financial Position” below.

Our business is subject to risks associated with doing business outside the United States.

We have expanded our coin authentication and grading businesses into foreign markets including France, Hong Kong, Japan and mainland China. Those operations pose risks that might adversely affect, possibly materially, our future financial performance. Those risks include the following:

•

potential difficulties in complying with multiple and potentially conflicting laws and regulations, which could increase our costs of doing business internationally and could expose us to possible governmental or legal action in the foreign countries where we conduct business;

•	difficulties in navigating the evolving exchange control regulations in mainland China that can cause delays in repatriating excess cash balances from China to the United States.

•	difficulties in staffing and managing international operations;

•	differences in and difficulties in enforcing intellectual property protections;

•	potentially adverse tax consequences due to overlapping or differing tax structures;

•	fluctuations in currency exchange rates;

•	risks associated with operating a business in a potentially unstable political climate, such as (for example) the recent political instability and uncertainty in Hong Kong; and

•	potential difficulties in identifying and responding to changes in market conditions in overseas markets;

•	possible adverse effects of trade disputes between the United States and foreign countries where we conduct business.

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, except in the case of Hong Kong, where we invoice our customers in U.S. dollars. In fiscal 2019, the impact of fluctuations in foreign currencies on our financial results was not significant. There can, however, be no assurance that there will not be changes in foreign exchange rates that would have a material adverse effect on our results of operations in the future.

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

In each of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs to enable us to add collectibles experts, as necessary, to grow our business, both in the United States and overseas and to offset employee turnover that can occur from time to time. Moreover, some of our experts could leave and in the past have left our Company to join competitors or start competing businesses. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition.

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

We have no insurance coverage for claims made under these warranties. We monitor the adequacy of our warranty reserves on an ongoing basis and maintain reserves for warranty claims based on historical experience. However, there is no assurance that these warranty reserves will prove to be adequate, and as we expand our services in overseas markets, we may incur higher warranty claims than we have experienced in the past. If our warranty reserves prove to be inadequate, our gross margin and operating results could be harmed.

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

As previously reported, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business. On February 4, 2018 the Board of Directors approved a reduction in the amount of quarterly cash dividends to $0.175 per share from $0.35 per share. Although, we consider the new dividend policy to be at a more sustainable level, there is no assurance that the amount of the current quarterly cash dividend will not be further reduced or the payment of cash dividends will not be suspended or discontinued altogether by the Board of Directors. See “MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ”─Dividends in Part II, Item 5 of this Annual Report. Any further reduction in the amount of, or any suspension or discontinuation of, our quarterly cash dividend is likely to adversely affect our stock price.

Our reliance on a limited number of suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders and related gaskets. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, from a limited number of suppliers. For our highest volume most critical plastic parts, we now have back-up suppliers and dies used in the manufacture of those parts. Some of our back-up suppliers for these plastic holders are not U.S. based suppliers. In addition, when developing new holders, we concentrate the purchase of holders through a single supplier, at least initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders could expose us to the potential for delays in our ability to deliver timely authentication and grading services in the event that a supplier was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders from a back-up supplier in a relatively short period of time, we could lose customer orders, or incur additional production costs, or both. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts, (ii) has increased its inventory of holders, to give us more time to arrange for production from other suppliers in the event of a termination of or interruption in service from our existing suppliers. If holders obtained from alternative suppliers are not of consistent quality, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. In addition, using overseas suppliers for holders may expose us to a higher risk of counterfeit holders that could damage our reputation. These factors could cause a decline in our net revenues and increases in our costs of sales which would have a material adverse effect on our results of operations. However, we continuously review the security features of our holders to ensure we can increase our chances of detecting tampering with our holders.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act and tax laws, in general, could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing the rate and how the U.S. imposes income tax on U.S. and multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law which could impact our tax obligations in the period issued.

In addition, tax laws can require complex computations, the application of which, can be uncertain. Furthermore, a rollback of the reduced rates in the Tax Act, could materially affect our tax obligations and effective tax rate, in the future.

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

While we have standby redundancy for most of our computer systems in the cloud, not all systems are being replicated in real time. As a result, if any such events, disruptions or other of these problems were to occur, we could become unable to access information that is critically important to our ability to continue our operations which could cause interruptions in the delivery of our services and harm our business, operating results and financial condition.

Our business is subject to online security risks, including security breaches.

In the ordinary course of our business, we receive and store confidential personally identifiable information provided to us by our customers, such as passwords and credit card information.

An increasing number of large internet companies and traditional “brick and mortar” businesses have disclosed security breaches of their websites and computer systems that have led to the interruptions of service and, in certain cases, the misappropriation or theft of confidential personally identifiable information of their customers (often referred to as “identity theft”). Because the techniques used by the perpetrators of such security breaches change frequently and may be difficult to detect, like those companies and businesses, we may be unable to anticipate the techniques used in such breaches or to implement adequate preventative measures. Data security breaches may also result from non-technical causes such as, for example, actions of employees or third party service providers. Our servers also are vulnerable to computer viruses or malware and physical or electronic break-ins that could prevent our customers from accessing our online services. In addition, hardware that we develop or procure from third parties may contain defects in design or other problems that could unexpectedly compromise information security or disrupt our operations. We rely on encryption and authentication technology licensed from third parties to provide for secure storage and transmissions of confidential information, including customer passwords and payment card numbers. However, as the recent disclosures by large internet companies and traditional businesses demonstrate, such technology may not be sufficient to enable us to detect or prevent security breaches or the misappropriation or theft of personally identifiable customer information, which could damage our reputation and lead customers to discontinue their use of our services.

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

Our operations depend on a number of third parties for Internet access and delivery services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet, but, instead, rely on Internet service providers to connect our website to the Internet. Should the third parties that we rely on for Internet access or delivery services be unable to serve our needs for a sustained time period whether as a result of a strike, or a natural disaster or for any other reason, our revenues and business could be harmed.

Acquisitions, the commencement of new businesses and expansion into overseas markets, present risks, and we may be unable to achieve our financial and strategic goals related to those activities.

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our markets through foreign expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business , or the expansion of our overseas businesses, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance of our existing businesses and our operating results; (iv) dependence on key management personnel of the acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v)  the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas operations may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return or we may incur losses on new investments.

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

We have not conducted an exhaustive search of possible prior users of our unregistered trademarks or service marks. Therefore, it is possible that our use of some of these trademarks or service marks may conflict with the rights of others. As a result, we could face litigation or incur liabilities for infringing the intellectual rights of others or lose the use of some of these trademarks or service marks, all of which could have an adverse effect on our name recognition and result in a decrease in our revenues and an increase in our expenses.

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

The trading volume of our shares is relatively low, at a daily average of approximately 67,000 shares during the 90 trading days ended July 8, 2019, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. The low trading volumes may depress, and make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain. These factors include:

■

period to period, including quarterly increases or decreases in the numbers and mix of collectibles graded between coins, trading cards and autographs, including the level of modern coin programs (domestically and/or overseas);

■	changes in and the seasonality of the coin markets in the U.S. and China;

■

changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals, or the existence, popularity or the absence of U.S. Mint programs;

■

changes in economic conditions that reduce the availability of disposable income or that may cause collectors and collectibles dealers to reduce their purchases of collectibles, which could result in declines in the demand for the services we provide; and

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

On February 3, 2017, the Company, as tenant, entered into an office lease, pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. Under the terms of the lease, the Company is responsible for its share of real estate taxes, building insurance and maintenance costs (“triple net”). The term of this new lease is for 10 years and 10 months, which commenced on the completion of tenant improvements, which was December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2019, aggregate minimum obligations over the term of the lease will be approximately $13.2 million.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Joseph J. Orlando	47	President and Chief Executive Officer
Joseph J. Wallace	59	Senior Vice President and Chief Financial Officer

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2019 and 2018:

	Closing Share Prices		Cash Dividend
Fiscal 2019	High	Low	Per Share
First Quarter	$15.35	$13.15	$0.175
Second Quarter	14.89	10.17	0.175
Third Quarter	17.76	11.49	0.175
Fourth Quarter	22.20	17.21	0.175

	Closing Share Prices		Cash Dividend
Fiscal 2018	High	Low	Per Share
First Quarter	$25.43	$22.04	$0.35
Second Quarter	30.27	23.79	0.35
Third Quarter	29.33	15.04	0.175
Fourth Quarter	16.98	14.14	0.175

We had approximately 182 holders of record and approximately 6,500 beneficial owners of our common stock as of June 30, 2019.

Dividends. In February 2018, the Board of Directors reduced the Company’s quarterly cash dividend to $0.175, for an annual dividend of $0.70 per share. The previous dividend policy was $0.35 per share per quarter and was in effect for the period January 2015 to January 2018. Dividends paid to our stockholders in fiscal 2019, 2018 and 2017 totaled $6.5 million, $9.1 million, and $11.9 million, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a share buyback program that authorized us to repurchase up to $10,000,000 of our shares of common stock in open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. As of June 30, 2019, there remained $3.7 million available for future share repurchases under this program. There were no repurchases of shares under this program in fiscal 2019, 2018 or 2017. Moreover, we are under no obligation to repurchase any additional shares under this program, and the timing, actual number and value of any additional shares that may be repurchased by us under this program will depend on a number of factors, including the Company’s future financial performance, the Company’s available cash resources and competing uses for the cash, prevailing market prices of the Company’s common stock, the number of shares that become available for sale at prices that the Company believes are attractive and the effect that such repurchases may have on our public float and the market liquidity of our shares.

STOCK PERFORMANCE GRAPH

The following graph compares, for each of the years in the five year period ended June 30, 2019, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company was a member, and (ii) an index of the companies that we selected (the “Peer Group”).

The companies comprising the Peer Group and their respective trading symbols are: Apex Global Brands (“APEX”), Cass Information Systems Inc. (“CASS”), Daily Journal Corp. (“DJCO”), Forward Industries Inc. (“FORD”), Innodata Inc. (“INOD”), Lakeland Industries Inc. (“LAKE”), PRGX Global Inc. (“PRGX”), Sequential Brands Group Inc. (“SQBG”), Techtarget Inc. (“TTGT”) and, Value Line Inc. (“VALU”). The cumulative total return data for these companies was obtained from Thomson Reuters.

The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication and grading and information services to collectibles dealers and to individuals who collect and buy and sell coins and other high value collectibles.

At June 30,

	2014	2015	2016	2017	2018	2019

Collectors Universe, Inc.	100.00	108.25	116.27	155.69	97.08	146.97
Russell 2000	100.00	106.49	99.32	123.75	145.49	140.67
Peer Group	100.00	105.01	88.40	88.16	111.18	92.60

This Stock Performance Graph assumes that $100 was invested, on June 30, 2014, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the Peer Group Index, respectively, and that any dividends paid for the indicated periods were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating data for the fiscal years ended June 30, 2019, 2018 and 2017, and the selected balance sheet data at June 30, 2019 and 2018 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The other operating data and balance sheet data were derived from audited consolidated financial statements that are not included in this Annual Report. The following selected consolidated data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

The results of our operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and to a lesser extent our Certified Coin Exchange (“CCE”), Expos, Collectors.com and Coinflation.com businesses for each of the fiscal years in the five-year period ended June 30, 2019.

Consolidated Statements of Operations Data:	Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net revenues	$72,453	$68,449	$70,158	$60,954	$61,684
Cost of revenues	30,153	29,471	26,847	22,902	23,053
Gross profit	42,300	38,978	43,311	38,052	38,631
Selling, general and administrative expenses(i)	27,958	30,001	30,087	25,682	26,523
Operating income	14,342	8,977	13,224	12,370	12,108
Interest income, net	(69)	(114)	(1)	22	38
Other (expense) income, net	(148)	29	11	(73)	(80)
Income before provision for income taxes	14,125	8,892	13,234	12,319	12,066
Provision for income taxes	4,148	2,760	4,718	4,720	4,682
Income from continuing operations	9,977	6,132	8,516	7,599	7,384
Income (loss) from discontinued operations, (net of income taxes)	-	104	(7)	41	17
Net income	$9,977	$6,236	$8,509	$7,640	$7,401

Net income per basic share:
Income from continuing operations	$1.12	$0.71	$1.00	$0.90	$0.88
Income from discontinued operations, (net of income taxes)	-	0.01	-	-	0.01
Net income per share	$1.12	$0.72	$1.00	$0.90	$0.89
Net income per diluted share:
Income from continuing operations	$1.11	$0.70	$0.99	$0.89	$0.87
Income from discontinued operations, (net of income taxes)	-	0.01	-	-	-
Net income per share	$1.11	$0.71	$0.99	$0.89	$0.87
Weighted average shares outstanding
Basic	8,937	8,662	8,480	8,445	8,345
Diluted	8,970	8,817	8,630	8,545	8,518

Cash dividends paid on common stock	$6,479	$9,083	$11,912	$12,008	$11,361
Cash dividends declared per share of common stock	$0.70	$1.05	$1.40	$1.40	$1.35

	At June 30,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$19,225	$10,581	$9,826	$11,967	$17,254
Working capital – continuing operations	11,704	5,760	5,799	6,980	10,382
Working capital (deficit) – discontinued operations	-	-	(391)	(619)	(778)
Goodwill and Intangibles – continuing	4,412	4,402	4,266	3,845	3,641
Total assets – continuing operations	37,693	32,214	28,530	28,111	32,020
Total assets – discontinued operations	-	-	79	79	182
Stockholders' equity	18,947	14,268	15,917	14,995	18,469

(i)

Selling, general and administrative expenses include non-cash stock-based compensation expense of $974,000, $1,421,000 and $4,025,000 in fiscal 2019, 2018 and 2017, respectively. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Critical Accounting Policies and Estimates: Stock-Based Compensation Expense and Results of Operations-Stock-Based Compensation Expense below.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” included above and our Consolidated Financial Statements and the related notes, included below in this Part II of this Annual Report. This discussion also should be read in conjunction with the information in Item IA of Part I of this Report, entitled “Risk Factors,” which contains information about certain risks and uncertainties that can affect our business and our financial performance in the future.

Introduction and Overview

Our Business

Collectors Universe, Inc. (“we”, “us” “our” or the “Company”) provides authentication and grading services to dealers and collectors of coins, trading cards, event tickets, autographs, and sports and historical memorabilia. We believe that our authentication and grading services add value to these collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to buy or sell; thereby enhancing their marketability and providing increased liquidity to the dealers and collectors and consumers that own, buy and sell such collectibles.

We principally generate revenues from the fees paid by our customers for our authentication and grading services. To a much lesser extent, we generate revenues from “other related revenues” which consist of: (i) the sale of advertising and commissions earned on our websites; (ii) the sale of printed publications, and advertising in those publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in collectibles among collectors; (iv) the sale of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for certified coins; and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from sales of our collectibles inventory, which is primarily comprised of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus of nor an integral part of, our on-going revenue generating activities.

Factors That Can Affect Operating Results and our Financial Position

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 88% of our total net revenues in the three year ended June 30, 2019. The amounts of those fees are primarily driven by the volume and mix of coins and trading cards and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and trading cards by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins, trading cards and autographs to us for authentication and grading at those times when they are in the market to sell or buy those collectibles.

The amounts of our authentication and grading revenues are affected by (i) the volume and mix of authentication and grading submissions among coins and trading cards, (ii) in the case of coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times; and (iii) the mix of authentication and grading submissions between vintage or “classic” coins and trading cards, on the one hand, and modern coins and trading cards, on the other hand, because, vintage or classic collectibles are of significantly higher value and justify a higher average service fee.

Our U.S. coin authentication and grading revenues are also impacted by the volume of modern coin submissions, which can fluctuate from period to period, depending on the timing and size of modern coin marketing programs conducted by the United States Mint and by customers or dealers who specialize in sales of such coins.

Our revenues are also affected by the volume of coin authentication and grading submissions we receive at collectibles trade shows where we provide on-site authentication and grading services to show attendees, because they typically request higher-priced same-day turnaround for the coins they submit to us for authentication and grading at those shows.  The level of trade show submissions varies from period to period, depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors.  In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the prices of gold that can occur around the time of the shows, because gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows.

Due to mix issues discussed above, the number of units authenticated and graded can vary by period between coins, and cards and autographs. For example, the total number of units authenticated and graded by the Company was approximately 4.8 million units in both fiscal 2017 and 2018 and 4.6 million in fiscal 2019. Of the total units authenticated and graded, coins represented 64%, 59% and 47% in fiscals 2017, 2018 and 2019, respectively, and cards and autographs represented 36%, 41% and 53% in the same respective periods. There were a lower number of coins authenticated and graded in fiscals 2018 and 2019, primarily reflecting, in fiscal 2018, a lower number of US moderns coins authenticated and graded due to prevailing market conditions and in fiscal 2019, a lower number of modern coins authenticated and graded in China, due to the absence of banking channel submissions (see below).

Revenue generated in a period will vary based on the mix of coins, and cards and autographs authenticated and graded and the average service fees (“ASP”) we charge for such services. Generally, ASPs are higher for coins than for cards and autographs and for vintage units than for modern units. As a result, although fees generated from our authentication and grading services represented about 88% of total revenues each year, in fiscals 2017 through 2019, coin fees represented 74%, 68% and 62% of those fees in fiscals 2017, 2018 and 2019, respectively, and cards and autographs fees represented 26%, 32% and 38% of those fees in the same respective periods. See Results of Operations: Net Revenues below, which discusses revenues in more detail.

Our overseas revenues can fluctuate in China and in our other overseas operations due to the number of authentication and grading events we conduct at those operations on a quarterly basis. The reduction in China revenues to $4.2 million in fiscal 2019, from $7.7 million in fiscal 2018, reflects the absence of any significant revenues from the banking channel in China. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer in China. Due to changing market conditions, and a desire to broaden our customer base in China, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship but were prepared to continue to authenticate and grade coins on a non-exclusive basis. At this time, we do not expect future coin submissions from this customer. In addition, we cannot predict how successful we will be in attracting submissions from other coin customers in China. However, non-banking channel revenues in China, increased by $0.5 million or 14% in fiscal 2019 as compared to fiscal 2018.

Five of our customers accounted, in the aggregate, for approximately 11%, 16% and 18% of our total net revenues in the years ended June 30, 2019, 2018 and 2017, respectively. In both fiscal 2018 and 2017 the banking channel customer discussed above, accounted for about 6% of net revenues. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations. However, as discussed in note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, to augment our cash resources, in January 2017 the Company obtained a $10 million three year unsecured revolving credit line from a commercial bank. In addition, in the first half of fiscal 2018, the Company borrowed $3 million under an unsecured term loan, primarily to fund capital expenditures and costs associated with the move to our new operations and headquarters facility, in the second quarter of fiscal 2018.

In addition to the operating performance of our businesses, and in particular our coin and cards and autographs authentication and grading businesses which accounts for over 90% of our revenues, the overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the level of capital expenditures, the Company’s decisions to invest in and to fund start-ups of or the acquisition of new businesses and any capital raising activities or stock repurchases. Furthermore, our domestic cash position can be impacted by delays in the timing of the repatriation of cash balances back to the United States from China, due to the exchange control regulations in China.

On February 4, 2018, the Board of Directors approved a reduction in the amount of our future quarterly cash dividends to $0.175 per share, from $0.35 per share, primarily to provide the Company with additional cash that the Board of Directors believes will be needed to grow the Company's existing businesses, to fund other potential growth opportunities and to enhance the Company's financial flexibility. The Board of Directors also concluded that this change in dividend will make the payment of future cash dividends sustainable for a longer period of time.

We currently expect that internally generated cash flows, current cash and cash equivalent balances and availability of borrowings under our revolving line of credit, will be sufficient to fund our continuing operations at least through the end of fiscal 2020.

Trends in our Businesses

Our overall financial performance is largely dependent on the performance of our coins and trading cards and autographs authentication and grading businesses which can be impacted by the matters as discussed above. Although our coin business, which represented 57%, 63% and 68% of consolidated revenues in fiscal years 2019, 2018 and 2017, respectively, continues to be our largest business, our cards and autographs business is growing more rapidly than our coin business and represented 36%, 31% and 25% of our consolidated revenues in fiscal year 2019, 2018 and 2017, respectively. Our quarterly results can also be significantly impacted by seasonality and the timing of revenues from modern coin programs (that are largely dependent on new coins issuances from the US Mint) and the number of tradeshows or grading events that occur in a quarter both domestically and overseas. See “Factors That Can Affect our Revenue” above.

Overview of Fiscal 2019 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2019 and 2018:

	Year Ended June 30, 2019		Year Ended June 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$72,453	100.0%	$68,449	100.0%
Cost of revenues	30,153	41.6%	29,471	43.1%
Gross profit	42,300	58.4%	38,978	56.9%
Selling and marketing expenses	10,361	14.3%	10,137	14.8%
General and administrative expenses	17,597	24.3%	19,864	29.0%
Operating income	14,342	19.8%	8,977	13.1%
Interest income, (expense) net	(69)	(0.1%)	(114)	(0.1%)
Other income (expense)	(148)	(0.2%)	29	-
Income before provision for income taxes	14,125	19.5%	8,892	13.0%
Provision for income taxes	4,148	5.7%	2,760	4.0%
Income from continuing operations	9,977	13.8%	6,132	9.0%
Income from discontinued operations	-	-	104	0.1%
Net income	$9,977	13.8%	$6,236	9.1%
Net income per diluted share:
Income from continuing operations	$1.11		$0.70
Income from discontinued operations	-		0.01
Net income	$1.11		$0.71

Net revenues increased by 6% to a record $72.5 million in fiscal 2019, from $68.4 million generated in fiscal 2018 and primarily comprised (i) increased cards and autographs revenues of $5.4 million or 25%, (ii) increased U.S. coin revenues of $2.2 million or 7% partially offset by (iii) decreased China revenues of $3.5 million or 45%.

As result of the improved revenues as discussed above, the gross profit increased by $3.3 million. In addition, general and administrative expenses decreased by approximately $2.3 million, (as discussed in more detail below). This resulted in operating income increasing by $5.4 million or 60% to a record $14.3 million in fiscal 2019, from $9.0 million in fiscal 2018.

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

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments and judgments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events or conditions, such as increases in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized. Therefore, we make such estimates based upon the information available at that time and reevaluate and adjust the Company’s reserves, allowances, charges or losses on a quarterly basis.

On a quarterly basis, we make estimates or judgements with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense for the performance shares that are part of the Company’s Long-Term Incentive Plans, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and the timing of related valuation allowances, (iv) the carrying value of capitalized software costs (v) the valuation of coin and grading consumable inventory, and (vi) the impairment of goodwill and other intangible assets.

In making our estimates and assumptions, we follow GAAP in order to make fair and consistent estimates of the fair value of assets and to establish adequate reserves, allowances, charges or losses for possible write-downs in the carrying values of our assets or the recognition of liabilities.

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

Our primary source of revenue is the authentication and grading of collectibles, which accounted for about 88% of our consolidated revenues in fiscal 2019, 2018 and 2017, respectively. Our other sources of revenues are individually less than 5%. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fee is recognized ratably over the life of the membership. Membership fees are paid in advance of the membership period and prepaid memberships are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

Certified Coin Exchanges Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance of the show taking place. Certain fees that are paid to conduct auctions at the show, are paid to us at the end of the show. Prepaid show fees are classified as part of deferred revenue.

Advertising and Commission Revenues: Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned, and such commissions are typically paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of nor an integral part of the Company’s on-going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During fiscal 2019, we recognized substantially all of the deferred revenue balance of $3,213,000 at June 30, 2018.

Shipping and Handling Costs. Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable and exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2019 and 2018, the allowance for doubtful accounts was $72,000, and $80,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the collectible coins included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and expected future usage and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2019 and 2018, inventories were $3,243,000 and $3,793,000, respectively, and inventory reserves were $1,278,000 and $1,214,000, respectively. See Note 3 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying values, we may incur losses in excess of our recorded inventory reserves.

Warranty Costs. We offer a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if a coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible for a price equal to the value of collectible at its original grade, or, at the customer’s option, pay the difference between the value of the collectible at its original grade as compared with the value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded the item or if we otherwise determine that the collectible had been altered after we had authenticated and graded it. If we purchase an item under a warranty claim, we recognize the difference in the value of the item at its original grade and its re-graded estimated value as a reduction in our warranty reserve. We include the purchased item in our inventory at the estimated value of the re-graded collectible, which will be lower than the price we paid to purchase the item. We accrue for estimated warranty costs based on historical trends and related experience, and we monitor the adequacy of our warranty reserve on an ongoing basis. There also are a number of factors that can cause the estimated values of the collectibles purchased under our warranty program to change over time and, as a result, we review the market values of those collectibles on a quarterly basis (see Inventory Valuation Reserves above). However, once we have classified such items as inventory and they have been held in inventory beyond the end of the fiscal quarter in which we purchased them, we classify any further losses in the estimated fair value of the items or the subsequent disposal of such items, as part of the gain or loss on product sales on a quarterly basis.

We recognized warranty expense of $568,000, $764,000 and $302,000 in fiscal years 2019, 2018, and 2017, respectively. Our warranty reserves were $852,000 and $862,000 at June 30, 2019 and 2018, respectively.

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

During the first quarter of fiscal 2019, which ended September 30, 2018, we completed the annual impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair values over carrying values in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and as a result, it was not necessary to proceed to the two-step impairment test.

We completed our annual goodwill impairment evaluation with respect to Expos at June 30, 2019 and concluded that no impairment had occurred.

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

Stock-Based Compensation Expense.   Stock-based compensation expense is measured at the grant date fair value of an equity award and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, it is determined that the achievement of the performance requirement or condition (and therefore, the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition has become probable, but it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares may still vest in future periods, we will extend the period over which the remaining expense would be recognized. If the award fails to vest, or we conclude that it is not probable the shares will vest, then all previously recognized expense with respect to that performance condition would be reversed.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2019, 2018, and 2017, each of our non-employee directors were granted restricted service-based stock with grant date fair values of $45,000, respectively, for a total fair value of $180,000 in fiscal 2019, $315,000 in fiscal 2018, and $270,000 in fiscal 2017. In fiscal 2019, the number of non-employee directors elected at our annual stockholders meeting was reduced to four from seven in fiscal 2018.

Other Service-Based Awards. In fiscal 2019, 2018 and 2017 the Company granted to other employees 5,000, 5,000 and 10,000 service-based restricted shares, respectively, with grant date fair values of $111,000, $83,000 and $209,000 respectively, and with vesting periods ranging from three to four years.

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the remaining unvested shares awarded under the 2013 LTIP vested at the determination date and the remaining 50% of the shares vested on June 30, 2018. Stock-based compensation expense recognized under the 2013 LTIP was approximately $503,000, and $3,661,000 in fiscal 2018 and 2017, respectively.

Restricted Stock Awards: 2019 and 2018 Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company's service, RSUs were granted to them as follows:

One Time Grant. A total, net of forfeitures, of 17,505 RSUs were granted in December 2017, with vesting in two installments, on June 30, 2019 and 2018, respectively.

Annual Grants. A total, net of forfeitures, of 44,763 and 16,731 RSUs were granted in fiscal 2019 and 2018, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to drive significant improvements in the Company’s operating results during the three fiscal years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee granted a total, net of forfeitures, of 30,370 PSUs and established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

To date, no stock-based compensation expense has been recognized for the 30,370 PSUs shares, as it is not considered probable, based on the level of operating income before stock-based compensation achieved through June 30, 2019, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in fiscal 2019, the Compensation Committee granted 89,542 PSUs (at maximum) to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flows on an annual basis for the fiscal years ending, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal year 2019 and a grant date was established for that year’s PSUs for expense recognition purposes. The net cash flows goals for fiscal years 2020 and 2021 will be set early in those fiscal years, which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must provide continuous service through June 30, 2021 and the threshold net cash flows goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $80,000 was recognized in fiscal 2019 for these PSUs and the maximum net cash flows performance was achieved for fiscal 2019.

Total Expense

Total stock-based compensation expense recognized for all restricted share awards was $974,000, $1,421,000, and $4,025,000, in fiscal years ended June 30, 2019, 2018, and 2017, respectively. See Results of Operations: Stock-Based Compensation Expense below for additional information on stock-based compensation expense.

Capitalized Software. In fiscal years 2019, 2018, and 2017, we capitalized approximately $1,055,000, $911,000, and $1,045,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2019, 2018, and 2017, we recorded approximately $892,000, $701,000, and $480,000, respectively, as amortization expense related to such capitalized software projects.

We evaluate the carrying values of capitalized software to determine whether those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.

Income Taxes, Deferred Tax Assets and Valuation Allowances. We account for income taxes in accordance with GAAP, which requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns or for uncertain tax positions. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, GAAP requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses. As the Company has been generating taxable income in the United States, we have concluded that it is more likely than not, that we will realize our U.S. deferred tax assets. However, we have established valuation allowance against deferred tax assets of our Hong Kong, Japan and China subsidiaries and our France branch, due to losses incurred, which makes it uncertain that we will realize the benefits from those deferred tax assets in future periods.

The income tax provisions in the fiscal 2019, 2018 and 2017 were determined based on estimated annual effective tax rates (“ETRs”) of approximately 29%, 31% and 36%, respectively. The ETR for 2019 reflects a federal tax rate of 21%, as a result of the 2017 The Tax Cuts and Jobs Act (the “Tax Act”) enacted into law in December 2017 and a non-cash valuation allowance established against our deferred tax assets in China, which represented about 4% of the ETR of 29%. In fiscal 2018, a blended federal tax rate of approximately 28% applied as the Tax Act only applied for the second half of that year. The 2019 and 2018 provisions were adjusted for excess tax benefits or deficiencies, primarily resulting from the vesting of the 2013 LTIP stock awards.

See note 8 to the Consolidated Financial Statements included elsewhere in this report which discusses the Tax Act in more detail.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.6%	43.1%	38.3%
Gross profit	58.4%	56.9%	61.7%
Operating expenses:
Selling and marketing expenses	14.3%	14.8%	13.3%
General & administrative expenses	24.3%	29.0%	29.6%
Total operating expenses	38.6%	43.8%	42.9%
Operating income	19.8%	13.1%	18.8%
Interest and other income, net	(0.3%)	(0.1%)	0.1%
Income before provision for income taxes	19.5%	13.0%	18.9%
Provision for income taxes	5.7%	4.0%	6.8%
Income from continuing operations	13.8%	9.0%	12.1%
Income (loss) from discontinued operations	-	0.1%	-
Net income	13.8%	9.1%	12.1%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, consisting of coins, trading cards and autographs and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and affiliate program commissions earned from our websites and in printed publications; subscription/membership revenues from CCE, and Collectors Club; and fees generated from promoting, managing and operating our Expos tradeshow events. We also generate revenues from the sale of products, (primarily coins that we purchase under our warranty policy); however, they are not considered to be the focus of or an integral part of our ongoing revenue generating activities).

The following tables set forth the total net revenues for the fiscal years ended June 30, 2019, 2018 and 2017 between authentication and grading services revenues and other related services (in the thousands):

					2019 vs. 2018
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$63,790	88.0%	$60,076	87.8%	$3,714	6.2%
Other related revenues	8,663	12.0%	8,373	12.2%	290	3.5%
Total revenues	$72,453	100.0%	$68,449	100.0%	$4,004	5.8%

					2018 vs. 2017
	2018		2017		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$60,076	87.8%	$62,260	88.7%	$(2,184)	(3.5%)
Other related revenues	8,373	12.2%	7,898	11.3%	475	6.0%
Total revenues	$68,449	100.0%	$70,158	100.0%	$(1,709)	(2.4%)

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) in each of the periods presented below (in thousands):

	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$33,860	46.7%	$31,693	46.3%	$2,167	6.8%
China	4,186	5.8%	7,663	11.2%	(3,477)	(45.4%)
France & Hong Kong	3,348	4.6%	3,481	5.1%	(133)	(3.8%)
Total Coins	41,394	57.1%	42,837	62.6%	(1,443)	(3.4%)
Cards and autographs (1)	26,420	36.5%	21,065	30.8%	5,355	25.4%
Other (2)	4,639	6.4%	4,547	6.6%	92	2.0%
	$72,453	100.0%	$68,449	100.0%	$4,004	5.8%

	2018		2017		2018 vs. 2017
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$31,693	46.3%	$38,134	54.4%	$(6,441)	(16.9%)
China	7,663	11.2%	6,588	9.4%	1,075	16.3%
France & Hong Kong	3,481	5.1%	2,822	4.0%	659	23.4%
Total Coins	42,837	62.6%	47,544	67.8%	(4,707)	(9.9%)
Cards and autographs (1)	21,065	30.8%	17,926	25.5%	3,139	17.5%
Other (2)	4,547	6.6%	4,688	6.7%	(141)	(3.0%)
	$68,449	100.0%	$70,158	100.0%	$(1,709)	(2.4%)

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and product sales.

Fiscal 2019 vs. 2018. In fiscal 2019, our total revenues increased by $4,004,000 or 5.8%, to an annual record of $72,453,000 from $68,449,000 in fiscal 2018. That increase was attributable to an increase of $3,714,000, or 6.2%, in authentication and grading fees, and a $290,000, or 3.5%, increase in other related services. The increase in authentication and grading fees was attributable to an increase of $5,241,000, or 27.1%, in cards and autograph fees partially offset by a net decrease of $1,527,000 or 3.7%, in coin fees, attributable to a decrease in fees generated in China (see below).

Revenues from our trading cards and autographs business continued to show consistent growth. Those revenues increased by 25% in fiscal 2019 and represented record annual revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 35 of the last 36 quarters.

The decreased revenues in China in fiscal 2019, represented a reduction of revenues from the banking channel in China of approximately $4.0 million in fiscal 2019 as compared to fiscal 2018. See Factors that can Affect our Revenues above, which discusses the banking channel in China in greater detail. We generated non-banking channel revenues in China of $4,115,000 in fiscal 2019, as compared to $3,598,000 in fiscal 2018, representing an annual increase of 14% in fiscal 2019, which included a 42% increase in this year’s fourth quarter.

The increase in U.S. coin fees in fiscal 2019 compared to the prior year, primarily reflected, (i) higher show fees of $1,852,000 or 33%, reflecting higher average fees earned per show in fiscal 2019 (ii) higher modern coin fees of $452,000 or 4%, which included a stronger second half of the year and was inclusive of the Apollo program primarily in this year’s third quarter and (iii) lower U.S. vintage fees of $241,000 or 1.9%, due to a decrease in submissions in the second half of fiscal 2019. See Factors that can Affect our Revenues above, which discusses the factors that can impact our coin revenues.

Despite the net decrease in our coin authentication and grading revenues in fiscal 2019, our coin business represented approximately 57% of total revenues in fiscal 2019 which reflects the continued importance of our coin authentication and grading business to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile. Our U.S. coin revenue in fiscal 2019 rebounded with a 7% increase in revenues as compared to a 17% decline in fiscal 2018 and we will continue our efforts to maximize revenue opportunities in that business.

With respect to our cards and autographs business, which ended fiscal 2019 with a record backlog of cards to be authenticated and graded, we expect continued growth in fiscal 2020 as we continue to increase grading capacity.

With respect to China, we will continue to focus on growing our non-banking channel revenues. At this time, we do not expect to generate revenues from the banking channel in fiscal 2020.

The improved other related revenues in fiscal 2019 as compared to fiscal 2018, reflects higher coin sales in fiscal 2019.

Fiscal 2018 vs. 2017. For fiscal 2018, our total service revenues decreased by $1,709,000, or 2.4%, as compared to the then record revenues of $70,158,000 in fiscal 2017. That decrease was attributable to a $2,184,000, or 3.5%, decrease in authentication and grading fees partially offset by an increase of $475,000, or 6.0%, in other related services. That decrease in authentication and grading fees was attributable to a $2,919,000, or 17.8%, increase in cards and autograph fees offset by a $5,103,000, or 11.1%, decrease in coin fees.

Revenues from our trading cards and autographs business showed consistent growth in fiscal 2018. Those revenues increased by 17.5% in the fiscal 2018 and represented record annual revenues for that business.

The net decrease in coin authentication and grading fees of $5,103,000 in fiscal 2018, as compared to fiscal 2017, comprised (i) higher world coin fees of $2,176,000, or 20.7%, resulting in record world fees, primarily reflecting an increase in revenues in China (which was inclusive of banking channel revenues as discussed above) and Hong Kong, as we continued to see brand acceptance in that region, offset by (ii) lower U.S. modern fees of $3,659,000, or 26.9%, reflecting a decrease in demand by dealers and customers for recent issuances of coins by the U.S. Mint, (iii) lower U.S. vintage coin fees of $1,960,000 or 13.5%, reflecting generally lower vintage submissions in the second and third quarters of fiscal 2018 and (iv) lower U.S. coin trade show revenues of $1,660,000, or 23.1%, reflecting lower average submissions per show and less shows, in the current year periods.

The improved other related services revenues in fiscal 2018 as compared to fiscal 2017, reflects higher affiliate program commissions and Collectors Club revenues.

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percent of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product revenues (which represent the carrying value of the inventory of products, that are primarily collectible coins that we sold) and any inventory-related reserves on our consumable inventory and coins, considered necessary.

Set forth below is information regarding our gross profit and gross profit margins in the fiscal years ended June 30, 2019, 2018 and 2017:

	Fiscal Year Ended June 30,
	2019	2018	2017
Gross profit	$42,300	$38,978	$43,311
Gross profit margin	58.4%	56.9%	61.7%

Fiscal 2019 vs. 2018. As indicated in the above table, our gross profit margin was 58.4% and 56.9% in fiscal, 2019 and 2018, respectively. The higher gross profit margin earned in fiscal 2019, reflects an improved gross profit margin earned on our coin and cards and autograph businesses, primarily due to higher average service fees in those businesses, (due to the mix of collectibles authenticated and graded and also higher fees charged for certain services) and in the case of cards and autographs a higher number of units authenticated and graded. As previously reported, there can be variability in the gross profit margin due to the mix of revenues and the seasonality of our business. During the three years ended June 30, 2019, our quarterly gross profit varied between 54% and 64%.

Fiscal 2018 vs. 2017. As indicated in the above table, our gross profit margin was 56.9% in fiscal 2018 as compared to 61.7% in fiscal 2017. The decrease in fiscal 2018, primarily reflected the lower U.S. coin revenues and to a lesser extent higher warranty expense of $462,000 and increased inventory reserve of $256,000 in fiscal 2018 as compared to fiscal 2017. As discussed above under “Factors that can Affect our Gross Profit Margin,” because a significant portion of our costs of revenues are relatively fixed in nature in the short-term, our gross profit margin can be impacted significantly if revenues decline significantly in a period.

Selling and Marketing Expenses

Selling and marketing expenses are comprised primarily of advertising and promotions costs, trade-show expenses, customer service personnel costs, business development salaries and incentive compensation costs, depreciation and third-party consulting costs.

The following table sets forth selling and marketing expenses that we incurred in fiscals 2019, 2018 and 2017 (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Selling and marketing expenses	$10,361	$10,137	$9,333
As a percentage of net revenues	14.3%	14.8%	13.3%

Fiscal 2019 vs. 2018. As indicated in the above table, selling and marketing expenses represented 14.3% of revenues in fiscal 2019, as compared to 14.8% in fiscal 2018. In absolute dollars, selling and marketing expenses increased by $224,000 or 2.2% in fiscal 2019 as compared with fiscal 2018. We incurred higher selling and marketing expenses in our growing cards and autograph business (including costs incurred for business development activities in Japan for the Company’s new Japanese subsidiary), which for the most part were offset by lower selling and marketing expenses in our other businesses.

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

The following table sets forth G&A expenses that we incurred in fiscals 2019, 2018 and 2017 (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
General & administrative expenses	$17,597	$19,864	$20,754
As a percentage of net revenues	24.3%	29.0%	29.6%

Fiscal 2019 vs. 2018. As indicated in the above table, G&A expenses decreased to 24.3% of revenues in fiscal 2019, from 29.0% in fiscal 2018. In absolute dollars, G&A expenses decreased by $2,267,000 in fiscal 2019 due to (i) lower payroll and related costs of $824,000 in fiscal 2019, arising from staff reductions implemented in the fourth quarter of fiscal 2018, and management changes in the Company’s coin division that occurred in the first half of fiscal 2019, partially offset by increased management incentives due to the improved performance of our businesses in fiscal 2019, as compared to fiscal 2018; (ii) the non-recurrence in fiscal 2019 of $869,000, comprised of moving and lease exit costs, in connection with the Company’s new operations and headquarter facility, and a pre-litigation net settlement that was incurred in fiscal 2018; (iii) lower non-cash stock based compensation of $419,000 in fiscal 2019 (discussed below) and (iv) lower recruitment and travel costs of $315,000. Those reductions were partially offset by higher depreciation expense of $279,000, primarily related to depreciation of tenant improvements and other assets capitalized as part of our new operations and headquarters facility and higher amortization of capitalized software projects of $193,000 this year.

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

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense that is attributable to grants or the vesting of restricted stock. Stock-based compensation expense is recorded as part of (i) costs of revenues, in the case of stock awards granted to employees whose compensation is classified as cost of revenues; (ii) sales and marketing expenses, in the case of stock awards granted to employees whose compensation is classified as sales and marketing expenses and (iii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel.

The following table sets forth the stock-based compensation expense we recognized in fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2019	2018	2017
Cost of grading, authentication and related services	$-	$-	$-
Sales and marketing	70	98	72
General and administrative expenses	904	1,323	3,953
	$974	$1,421	$4,025

For PSUs that are contingent on the achievement of financial performance goals for vesting to occur, the amount of stock-based compensation recognized in any period can vary depending on an assessment as to whether it has become probable that the Company will achieve the performance goals and the time periods in which those goals are expected to be achieved. If it becomes probable that a performance goal will be achieved, there can be catch-up of stock-based compensation expense in that period, reflecting the expense required to be recognized from the service inception date through the period when it became probable that the goal would be achieved, which can result in additional expense in that period. Thereafter, stock-based compensation expense for the performance goal is recognized over the expected remaining service period to vesting.

Stock-based compensation related to financial performance goals were $80,000, $503,000 and $3,661,000 in fiscal 2019, 2018 and 2017, respectively of which the $503,000 in fiscal 2018 and the $3,661,000 in fiscal 2017, related to the 2013 LTIP program, which was fully expensed as of June 30, 2018.

A total of $1,103,000 of stock-based compensation expense for unvested restricted stock awards remained unrecognized as of June 30, 2019. Based on the assumption that the holders of those awards would remain in the Company’s service through fiscal 2023, the expense will be recognized in future periods, as follows (in thousands):

Year Ending June 30,
2020	$647
2021	388
2022	43
2023	25
Total	$1,103

The $1,103,000 of unrecognized expense does not include any expense arising from (i) grants of any additional restricted stock awards in future periods, (ii) the PSUs granted under the 2018 LTIP and (iii) the PSUs granted under the 2019 LTIP for which grant dates are to be established in fiscal 2020 and 2021.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. Interest expense consists of interest incurred on outstanding borrowings, loan arrangement fees and unused commitment fees on credit facilities. The following table compares the net interest income (expense) in the fiscal years ended June 30, 2019, 2018 and 2017, (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Interest (expense), net	$(69)	$(114)	$(1)

Due to the Company maintaining higher cash balances and higher prevailing interest rates in fiscal 2019, interest income was $111,000, in fiscal 2019 as compared to $19,000, and $15,000, in fiscal 2018, and 2017, respectively. Interest expense of $180,000, $133,000 and $16,000 was recognized in fiscal 2019, 2018 and 2017, respectively. Interest expense in fiscal 2019 and 2018, primarily related to the borrowings under the Company’s term loan and commitment fees under the revolving line of credit.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2019	2018	2017
Provision for income taxes	$4,148	$2,760	$4,718

The income tax provisions of $4,148,000, $2,760,000, and $4,718,000, in fiscals 2019, 2018 and 2017, respectively, represented ETRs, of approximately 29%, 31%, and 36%, respectively. The ETR for 2019 reflects a federal tax rate of 21%, as a result of the Tax Act enacted into law in December 2017, and a non-cash valuation allowance established against our deferred tax assets in China, which represented about 4% of the ETR of 29%. In fiscal 2018, a blended federal tax rate of approximately 28% applied as the Tax Act only applied for the second half of the year. The 2019 and 2018 provisions were adjusted for excess tax benefits or deficiencies (primarily resulting from the vesting of the 2013 LTIP stock awards).

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2019	2018	2017
Income (losses) from discontinued operations, (net of income taxes)	$-	$104	$(7)

The income (losses) from discontinued operations (net of income taxes), reflects pre-tax accretion expenses of $2,000, and $24,000, in fiscal years 2018 and 2017, respectively, recognized in connection with the facilities, formerly occupied by our discontinued jewelry businesses. Coinciding with the expiration of those lease obligations, all remaining discontinued balances were written off as of March 31, 2018.

Quarterly Results of Operations

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season. As discussed under “Factors that can Affect Operating Results and our Financial Position” above there can be period to period variability in coin revenues due to general market conditions that will impact the level of coin revenues in a given quarter, including the level of revenues generated in the banking channel in China (which only applied to the first quarter of fiscal 2018) and the level of U.S. modern coin revenues, which are typically higher in our third quarter.

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

The tables below present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2017 and ending on June 30, 2019. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in ITEM 8 of this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in ITEM 8 of this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2017	Dec.31, 2017	Mar.31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019
Statement of Operations Data:
Net revenues	$19,753	$14,063	$17,512	$17,121	$17,495	$15,704	$19,471	$19,783
Cost of revenue	7,450	6,476	7,818	7,727	7,202	6,953	7,827	8,171
Gross profit	12,303	7,587	9,694	9,394	10,293	8,751	11,644	11,612
Operating Expenses:
SG&A expense	7,781	7,347	7,708	7,165	7,466	6,537	6,879	7,076
Operating income	4,522	240	1,986	2,229	2,827	2,214	4,765	4,536
Interest and other income (expense), net	31	(41)	116	(191)	3	(145)	(4)	(71)
Income before provision for income taxes	4,553	199	2,102	2,038	2,830	2,069	4,761	4,465
Provision for income taxes(i)	919	129	630	1,082	699	588	1,202	1,659
Income from continuing operations	3,634	70	1,472	956	2,131	1,481	3,559	2,806
Income (loss) from discontinued operations, (net of income taxes)	(1)	89	2	14	-	-	-	-
Net income	$3,633	$159	$1,474	970	$2,131	$1,481	$3,559	$2,806
Net income per basic share:
From continuing operations	$0.42	$0.01	$0.17	$0.11	$024	$0.17	$0.40	$0.31
From discontinued operations, (net of income taxes)	-	0.01	-	-	-	-	-	-
Net income per share	$0.42	$0.02	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
Net income per diluted share:
From continuing operations	$0.41	$0.01	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
From discontinued operations, (net of income taxes)	-	0.01	-	-	-	-	-	-
Net income per share	$0.41	$0.02	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
Weighted average shares outstanding
Basic	8,573	8,699	8,703	8,709	8,933	8,936	8,938	8,943
Diluted	8,765	8,923	8,902	8,715	8,962	8,947	8,966	9,004

	Quarter Ended (In thousands)
	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019
Selected Operating Data:
Units authenticated or graded
Coins	1,148	470	654	521	531	463	605	571
Trading cards and autographs	468	418	526	561	572	589	621	682
Total	1,616	888	1,180	1,082	1,103	1,052	1,226	1,253

(i)

The higher ETR in the fourth quarter of fiscal 2018, reflects the final determination of our deferred tax assets at a Federal tax rate of 21%, withholding tax expense associated with foreign repatriation payments (mainly from China) and non-deductible expenses in the quarter. The higher ETR in the fourth quarter of fiscal 2019, reflects a non-cash valuation allowance established against deferred tax assets in China as of June 30, 2019. See Provisions for Income Taxes above.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances. At June 30, 2019, we had cash and cash equivalent balances of $19,225,000 as compared to $10,581,000 at June 30, 2018 and $9,826,000 at June 30, 2017.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading. However, in January 2017, we obtained a $10 million revolving bank line of credit to provide an additional source of cash for our business. Additionally, in September 2017, we obtained the $3.5 million Term Loan, under which we borrowed $3.0 million, to fund capital expenditures, moving costs and lease exit costs, in connection with our move to our new operations and headquarters facility. See below.

Cash Flows

Cash Flows from Continuing Operations. In the fiscal years ended June 30, 2019, 2018, and 2017, our operating activities from continuing operations generated cash of $17,530,000, $11,872,000, and $12,702,000, respectively. The increase in cash generated from operating activities in fiscal 2019 as compared to 2018, primarily reflects higher operating income in fiscal 2019, whereas the decreased cash generated from operating income in fiscal 2018 as compared to 2017, reflected lower operating income in fiscal 2018 as compared to fiscal 2017, in each case as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. In the fiscal years ended June 30, 2019, 2018, and 2017 discontinued operations used cash of $10,000, $215,000, and $518,000, respectively, related primarily to the payment of obligations for our discontinued jewelry businesses facilities, which were fully satisfied during fiscal 2018.

Cash Used in Investing Activities. In the fiscal years ended June 30, 2019, 2018, and 2017, investing activities used net cash of $1,834,000, $4,819,000, and $2,413,000, respectively. The decrease of $2,985,000 in cash used in investing activities in fiscal 2019, as compared to fiscal 2018, related to lower capital expenditures incurred in 2019, as in 2018 there was the non-recurring buildout of the Company’s new operations and headquarters facility.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2019, 2018 and 2017, financing activities used net cash of $7,042,000, $6,083,000 and $11,912,000, respectively. The Company borrowed $3,000,000 under its term loan in fiscal 2018 whereas the Company made principal repayments under the loan of $563,000 in fiscal 2019. Dividends paid to stockholders were $6,479,000, $9,083,000 and $11,912,000 fiscal 2019, 2018 and 2017, respectively. The lower dividend payments in 2019 and 2018, reflect a change in the Company’s cash dividends policy implemented in the third quarter of fiscal 2018. (See Dividends below).

Overall, the Company generated (used) cash of $8,644,000, $755,000 and ($2,141,000) in fiscal 2019, 2018 and 2017, respectively.

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which was December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2019 aggregate minimum obligations over the remaining term of the lease were approximately $13.2 million.

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

At June 30, 2019, future minimum lease payments under the lease agreements associated with our continuing operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2020	$2,457
2021	2,424
2022	2,044
2023	1,660
2024	1,465
Thereafter	6,535
$16,585

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarter facility, as well as its moving costs, and lease exit costs for its former operations and headquarters facility. During that first year the Company was only required to make monthly payments of interest on the borrowings.

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

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (see below) (ii) purchase money indebtedness and (iii) capitalized lease obligations.

At June 30, 2019, the Company had $2,438,000 of outstanding borrowings under this term loan, of which $750,000 was classified as a current liability and $1,688,000 was classified as a long-term liability in the Consolidated Balance Sheet at June 30, 2019. The Company was in compliance with its loan covenants at June 30, 2019.

Revolving Credit Line. On January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings under the Credit Line are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At June 30, 2019 the Company was in compliance with those covenants. The Company borrowed and repaid $3 million under the Credit Line in the first quarter of fiscal 2018. There were no borrowings outstanding under the line of credit in fiscal 2019 and as of June 30, 2019.

Dividends. Effective the third quarter of fiscal 2018, our quarterly cash dividend was lowered to $0.175 per share from the $0.35 per share, that had previously been in place since January 2015. As a result, we paid dividends of $6,479,000, $9,083,000, and $11,912,000, in fiscal 2019, 2018, and 2017, respectively.

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

Share Buyback Program. In December 2005, our Board of Directors approved a stock buyback program that authorized us to make up to $10,000,000 of stock repurchases in the open market or privately negotiated transactions, in accordance with applicable Securities Exchange Commission (“SEC”) rules, when opportunities to make such repurchases, at attractive prices, become available. There were no share repurchases under this program in fiscals 2019, 2018 or 2017. At June 30, 2019, we have a total of $3.7 million available for share purchases under the share buyback program.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our revolving credit line, (i) to introduce new collectibles related services and initiatives for existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures, and working capital requirements; (iv) to fund possible start-ups or acquisitions of businesses, (v) to pay cash dividends; and (vi)  for other general corporate purposes.

Although we have no current plans to do so, we also may seek additional borrowings and we may issue additional shares of our stock to finance the growth and geographic expansion of our collectibles businesses. However, there is no assurance that we would be able to obtain such additional borrowings or additional equity capital on terms acceptable to us, or at all.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update 2016-02 on Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company will adopt this new accounting guidance in the first quarter of fiscal 2020 utilizing the current period adoption method. While the Company is continuing to assess the potential impact of the new guidance, the Company estimates that the adoption will result in the recognition of right-of-use assets and lease liabilities of approximately $10.0 million as of July 1, 2019, of which approximately $2.3 million will be classified as short-term lease liabilities and the balance of approximately $7.7 million, will be classified as long-term lease liabilities. There will be no material impact on the Consolidated Statement of Operations.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 9, 2019. The guidance is not expected to have a material effect on the Company’s financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2019, we had approximately $19,225,000 in cash and cash equivalents, of which approximately $14,768,000 was invested in money market accounts and the balance of $4,457,000 (which is inclusive of cash in overseas banks) was held in non-interest bearing accounts. Reductions in short-term interest rates could result in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results arising from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,839,000 at June 30, 2019, of which $1,238,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds out of China.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Collectors Universe, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 28, 2019 expressed an unqualified opinion.

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

August 28, 2019

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,225	$10,581
Accounts receivable, net of allowance of $72 in 2019 and $80 in 2018	2,408	2,608
Inventories, net	1,965	2,579
Prepaid expenses and other current assets	1,400	1,965
Total current assets	24,998	17,733

Property and equipment, net	7,259	8,378
Goodwill	2,083	2,083
Intangible assets, net	2,329	2,319
Deferred income tax assets	561	1,222
Other assets	463	479
	$37,693	$32,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$2,487
Accrued liabilities	1,873	1,998
Accrued compensation and benefits	4,095	3,401
Current portion of long-term debt	750	562
Income taxes payable	608	312
Deferred revenue	3,428	3,213
Total current liabilities	13,294	11,973

Deferred rent	3,764	3,535
Long-Term Debt	1,688	2,438

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 9,153 in 2019 and 9,015 in 2018	9	9
Additional paid-in capital	87,343	86,369
Accumulated deficit	(68,405)	(72,110)
Total stockholders’ equity	18,947	14,268
	$37,693	$32,214

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2019	2018	2017

Grading, authentication and related services revenues	$72,453	$68,449	$70,158
Cost of grading, authentication and related services	30,153	29,471	26,847
Gross profit	42,300	38,978	43,311
Operating expenses:
Selling and marketing expenses	10,361	10,137	9,333
General and administrative expenses	17,597	19,864	20,754
Total operating expenses	27,958	30,001	30,087
Operating income	14,342	8,977	13,224
Interest expense, net	(69)	(114)	(1)
Other income (expense), net	(148)	29	11
Income before provision for income taxes	14,125	8,892	13,234
Provision for income taxes	4,148	2,760	4,718
Income from continuing operations	9,977	6,132	8,516
Income (loss) from discontinued operations, (net of income taxes)	-	104	(7)
Net income	$9,977	$6,236	$8,509

Net income per basic share:
Income from continuing operations	$1.12	$0.71	$1.00
Income from discontinued operations, (net of income taxes)	-	0.01	-
Net income per share	$1.12	$0.72	$1.00

Net income per diluted share:
Income from continuing operations	$1.11	$0.70	$0.99
Income from discontinued operations, (net of income taxes)	-	0.01	-
Net income per share	$1.11	$0.71	$0.99

Weighted average shares outstanding:
Basic	8,937	8,662	8,480
Diluted	8,970	8,817	8,630
Dividends declared per common share	$0.70	$1.05	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2016	8,898	9	80,642	(65,656)	14,995
Stock-based compensation – restricted stock	23	-	4,025	-	4,025
Excess tax benefits related to stock-based compensation	-	-	281	-	281
Net income	-	-	-	8,509	8,509
Dividends paid and accrued	-	-	-	(11,893)	(11,893)
Balance at June 30, 2017	8,921	9	84,948	(69,040)	15,917
Stock-based compensation – restricted stock	94	-	1,421	-	1,421
Net income	-	-	-	6,236	6,236
Dividends paid and accrued	-	-	-	(9,306)	(9,306)
Balance at June 30, 2018	9,015	9	86,369	(72,110)	14,268
Stock-based compensation – restricted stock	138	-	974	-	974
Net income	-	-	-	9,977	9,977
Dividends paid and accrued	-	-	-	(6,272)	(6,272)
Balance at June 30, 2019	9,153	$9	$87,343	$(68,405)	$18,947

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,977	$6,236	$8,509
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	-	(104)	7
Depreciation and amortization expense	2,812	2,306	1,665
Stock-based compensation expense	974	1,421	4,025
Provision for bad debts	8	33	45
Provision for inventory write-down	178	502	244
Provision for warranty	568	764	302
Loss on sale of property and equipment	71	94	5
Changes in operating assets and liabilities:
Accounts receivable	188	1,001	223
Inventories	437	(359)	(1,132)
Prepaid expenses and other	641	(305)	(388)
Deferred income taxes	661	1,642	(354)
Other assets	15	(66)	(172)
Accounts payable and accrued liabilities	(433)	(815)	(1,125)
Accrued compensation and benefits	694	(972)	958
Income taxes payable	296	(353)	(118)
Deferred revenue	215	537	113
Deferred rent	228	310	(105)
Net cash provided by operating activities of continuing operations	17,530	11,872	12,702
Net cash used in operating activities of discontinued operations	(10)	(215)	(518)
Net cash provided by operating activities	17,520	11,657	12,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(915)	(3,923)	(1,410)
Capitalized software development costs	(1,055)	(911)	(1,045)
Proceeds from sale of property and equipment	124	14	-
Patents and other intangibles	-	(5)	(15)
Proceeds from sale of business	12	6	57
Net cash used in investing activities	(1,834)	(4,819)	(2,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under term loan	(563)	3,000	-
Dividends paid to common stockholders	(6,479)	(9,083)	(11,912)
Net cash used in financing activities	(7,042)	(6,083)	(11,912)
Increase (decrease) in cash and cash equivalents	8,644	755	(2,141)
Cash and cash equivalents at beginning of year	10,581	9,826	11,967
Cash and cash equivalents at end of year	$19,225	$10,581	$9,826

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$2,852	$1,805	$5,187
Interest paid	157	108	39

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Leasehold Improvements contributed by landlord (see note 4)	$-	$2,949	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Collectors Universe, Inc. (“we,” “us,” the “Company,” “we”, “Collectors Universe” or “CUI”) is engaged in the business of providing third-party authentication, grading and related services for collectibles consisting of coins, trading cards, sports memorabilia and autographs. We authenticate and grade the quality of such collectibles for dealers, collectors and retail buyers and sellers of these collectibles. We also publish magazines that provide market prices and information for certain collectibles and high-value assets that are accessible on our websites. We sell advertising and earn commissions on those websites, and sell advertising in the magazines that we publish; own the CCE subscription business, which operates an online market for graded collectible coins for dealers who subscribe to this service; and promote, manage and operate the Long Beach Coin shows.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2019, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from continuing operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin and grading consumable inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves, and the provisions or benefit for income taxes and the timing of related valuation allowances.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.

At June 30, 2019, substantially all of our cash was deposited at one FDIC insured financial institution. Those deposits exceeded the banks’ FDIC insured deposit limits by approximately $16,245,000 at June 30, 2019. Cash in overseas bank accounts was approximately $1,839,000 at June 30, 2019, of which $1,238,000 was in China. We repatriate cash back from China to the United States, as considered necessary and in accordance with China exchange control regulations.

Concentrations

Credit Risks.  Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2019 and 2018 consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2019 and 2018, the Company had funds of approximately $14,768,000 and $6,629,000 respectively, in money market accounts and money market funds.  In addition, at June 30, 2019 and 2018, the Company had approximately $4,457,000 and $3,952,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable.  A substantial portion of our accounts receivable are due from collectibles dealers. One individual customer’s account receivable balance was approximately 11% of the Company’s total gross accounts receivable balances at June 30, 2019 and 2018. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances.  Based on that review, we establish an allowance for doubtful accounts, when deemed necessary.  The allowance for doubtful accounts receivable was $72,000 and $80,000 at June 30, 2019 and June 30, 2018, respectively. We write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers.  The authentication and grading of collectible coins and related revenues accounted for approximately 57%, 63%, and 68% of our net revenues in the years ended June 30, 2019, 2018 and 2017, respectively. In addition, our cards and autograph revenues and related revenues accounted for 36%, 31% and 25% of total revenues in the years ended June 30, 2019, 2018 and 2017, respectively. In fiscal 2019, 2018 and 2017, five customers accounted for 11%, 16%, and 18% of our net authentication and grading services, respectively.

Suppliers. In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders. We now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts they should be able to be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

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

Our primary source of revenue is the authentication and grading of collectibles, which accounted for about 88% of our consolidated revenues in both fiscal 2019, 2018 and 2017, respectively. Our other sources of revenues are individually less than 5% of consolidated revenues. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fee is recognized ratably over the life of the membership. Membership fees are paid in advance of the membership period and prepaid memberships are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

Certified Coin Exchanges Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid to us in advance of the show taking place. Certain fees that are paid to conduct auctions at the show are paid to us at the end of the show. Prepaid show fees are classified as part of deferred revenue.

Advertising and Commission Revenues: Advertising revenues are recognized in the period when the advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned, and such commissions, typically are paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of or an integral part of the Company’s on-going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During fiscal 2019, we recognized substantially all of the revenue from the deferred revenue balance of $3,213,000 at June 30, 2018.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $1,278,000 and $1,214,000 at June 30, 2019 and 2018, respectively. It is possible that our estimates of market value could change in the near term due to changes in market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

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

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. We formally evaluate the carrying value of its goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We consider qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the current fair value of the reporting unit to net assets and liabilities, including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied fair value of goodwill, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied and carrying values in the consolidated statements of operations in the period in which the impairment is determined. No goodwill impairment was recorded in the three years ended June 30, 2019.

Capitalized Software

Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2019 and 2018, we had capitalized software costs of approximately $7,292,000 and $6,236,000 respectively, as capitalized software and we recognized related accumulated amortization expense of $5,334,000 and $4,442,000, respectively. During fiscal years 2019, 2018 and 2017, the Company recorded amortization expense for capitalized software of approximately $892,000, $701,000, and $480,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then we prepare an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. Fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with our estimate of the business risks of the related asset. As a result of the impairment of the Expos tradename recorded at June 30, 2011, the tradename was determined to have a finite life and effective July 1, 2011; the tradename is being amortized over a period of 10 years. No impairment losses were recorded in fiscal 2019, 2018 or 2017.

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it, or there is evidence that the holder was tampered with. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an on-going basis. Net warranty expense recognized was $568,000, $764,000 and $302,000 in fiscal 2019, 2018 and 2017, respectively. Our warranty reserves were $852,000 and $862,000 at June 30, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $260,000, $286,000, and $328,000 in the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of an equity-incentive award, and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance goal or condition, the stock-based compensation expense is recognized if, and when, it is determined that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance goal or condition is probable of being achieved, but it is subsequently determined that the performance goal or condition was not met in the expected vesting period, then if the shares can vest in future periods, we will extend the period over which the remaining expense would be recognized. If the award ultimately fails to vest, or management conclude that it is not probable the shares will vest, then all previously recognized expense with respect to the performance condition would be reversed.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common and common equivalent shares outstanding during the period presented assuming the vesting of all outstanding restricted shares. However, anti-dilutive restricted shares and performance based restricted shares, for which the performance goal has not been achieved at the end of the period are disregarded.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2019	2018	2017
Income from continuing operations	$9,977	$6,132	$8,516
Income (loss) from discontinued operations (net of income taxes)	-	104	(7)
Net income	$9,977	$6,236	$8,509

Net income per basic share:
From continuing operations	$1.12	$0.71	$1.00
From discontinued operations (net of income taxes)	-	0.01	-
Net income per share	$1.12	$0.72	$1.00

Net income per diluted share:
From continuing operations	$1.11	$0.70	$0.99
From discontinued operations (net of income taxes)	-	0.01	-
Net income per share	$1.11	$0.71	$0.99

Weighted-average shares outstanding:
Basic	8,937	8,662	8,480
Effect of dilutive shares	33	155	150
Diluted	8,970	8,817	8,630

There were approximately 5,000 and 29,000 anti-dilutive restricted shares excluded from the computation of diluted income per share at June 30, 2019 and 2018, respectively.

At June 30, 2019 and 2018 approximately 30,000 and 40,000 performance-based restricted shares were excluded from the computation of diluted earnings per share, respectively, because we had not reached the performance goals for those shares to vest. At June 30, 2017, there were no restricted shares excluded from the computation, as we had achieved the maximum performance goal under the Company’s 2013 LTIP.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update 2016-02 on Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company will adopt this new accounting guidance in the first quarter of fiscal 2020 utilizing the current period adoption method. While the Company is continuing to assess the potential impact of the new guidance, we estimate that the adoption will result in the recognition of right-of-use assets and lease liabilities of approximately $10.0 million as of July 1, 2019, of which approximately $2.3 million will be classified as short-term lease liabilities and the balance of approximately $7.7 million, will be classified as long-term lease liabilities. We do not expect any material impact on the Company’s operating results arising from adopting this new accounting guidance.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

3.	Inventories

Inventories consist of the following at June 30 (in thousands):

	2019	2018
Coins	$173	$490
Grading raw materials consumable inventory	3,070	3,303
	3,243	3,793
Less inventory reserve	(1,278)	(1,214)
	$1,965	$2,579

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

4.	Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2019	2018
Coin reference sets	$68	$263
Computer hardware and equipment	2,325	2,075
Computer software	1,606	1,531
Equipment	5,131	4,661
Furniture and office equipment	944	925
Leasehold improvements	4,741	4,711
Trading card reference library	52	52
	14,867	14,218
Less accumulated depreciation and amortization	(7,608)	(5,840)
Property and equipment, net	$7,259	$8,378

Depreciation and amortization expense relating to property and equipment for fiscal 2019, 2018 and 2017 was $1,839,000, $1,527,000, and $1,069,000, respectively.

Leasehold improvements at June 30, 2019 include approximately $4,144,000 of leasehold improvements for the Company’s new operations and headquarters facility, of which approximately $2,949,000 was contributed by the landlord.

5.	Goodwill and Intangible Assets

During the first quarter of fiscal year 2019, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, we determined that no goodwill impairments had occurred.

In fiscal 2011, the Expos tradename was determined to have a finite life and is being amortized over a 10 year period. At June 30, 2019, we performed our annual review of the carrying value of the goodwill of Expos and concluded that no further impairment had occurred.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2019	2018
CoinFacts	$515	$515
Expos Unlimited	458	458
CCE	1,110	1,110
	$2,083	$2,083

Approximately $1.0 million relating to CCE, classified as goodwill on the consolidated balance sheets at June 30, 2019 and 2018, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2019 and 2018 (in thousands):

	As of June 30, 2019			As of June 30, 2018
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:
CUI:
Coinflation.com website	$740	$(740)	$-	$740	$(740)	$-
Patents and Trademarks	63	(40)	23	136	(33)	103
	803	(780)	23	876	(773)	103
Expos Unlimited:
Auctioneer relationships	150	(150)	-	150	(150)	-
Covenant not to compete	130	(130)	-	130	(130)	-
Customer database	230	(230)	-	230	(230)	-
Tradename	280	(224)	56	280	(196)	84
	790	(734)	56	790	(706)	84
CCE:
Customer lists	676	(623)	53	676	(577)	99
Capitalized Software	7,292	(5,334)	1,958	6,236	(4,442)	1,794
Indefinite life Intangible Assets:
CCE:Tradename	39	-	39	39	-	39
CCE:CoinNexus(IQ)	200	-	200	200	-	200
	$9,800	$(7,471)	$2,329	$8,817	$(6,498)	$2,319

Amortization expense was $973,000, $779,000, and $600,000, for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to intangible assets with definite lives, is as follows (in thousands):

Fiscal Year Ending June 30,
2020	$1,111
2021	800
2022	375
2023	4
2024	-
Thereafter	-
$2,290

The weighted average amortization period remaining as of June 30, 2019, is approximately 2.3 years.

Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, as follows:

	CUI	CCE	Expos	Capitalized Software
	(in years)
Purchased website	5	-	-	-
Patents and tradenames	10	-	-	-
Customer relationships	-	15	10	-
Covenant not to compete	-	-	8	-
Auctioneer relationships	-	-	10	-
Tradename	-	-	10	-
Capitalized software	-	-	-	3

6.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2019	2018
Warranty reserve	$852	$862
Professional fees	141	151
Other	880	985
	$1,873	$1,998

Warranty reserve activity and balances related to fiscal years 2019, 2018 and 2017, were as follows (in thousands):

Warranty reserve at June 30, 2016	$892
Charged to cost of revenues	302
Payments	(360)
Warranty reserve at June 30, 2017	834
Charged to cost of revenues	764
Payments	(736)
Warranty reserve at June 30, 2018	862
Charged to cost of revenues	568
Payments	(578)
Warranty reserve at June 30, 2019	$852

7.	Borrowings

Term Loan. On September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. The Company borrowed $3,000,000 under this loan to fund the Company’s share of the construction and related facility costs for its new operations and headquarters facility, as well as its moving costs, and lease exit costs for its former operations and headquarter facility. During that first year the Company was only required to make monthly payments of interest on the borrowings.

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

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line (see below), (ii) purchase money indebtedness and (iii) capitalized lease obligations.

At June 30, 2019, the Company had $2,438,000 of outstanding borrowings under this term loan, of which $750,000 was classified as a current liability and $1,688,000 was classified as a long-term liability in the consolidated condensed balance sheet at June 30, 2019. The Company was in compliance with its loan covenants at June 30, 2019.

Revolving Credit Line. On January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. The Company is entitled to obtain borrowings under the Credit Line at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no Credit Line borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of revolving credit line. At June 30, 2019 the Company was in compliance with those covenants. The Company borrowed and repaid $3 million under the Credit Line in the first quarter of fiscal 2018. There were no borrowings outstanding under the line of credit during fiscal 2019 and as of June 30, 2019.

8.	Taxes

For fiscal years ended June 30, 2019, 2018 and 2017, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2019	2018	2017
Domestic operations	$15,691	$8,015	$12,388
Foreign operations	(1,566)	877	846
	$14,125	$8,892	$13,234

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2019	2018	2017
Current:
Federal	$2,951	$816	$4,623
State	251	44	552
International	285	258	178
	3,487	1,118	5,353
Deferred:
Federal	193	1,470	(492)
State	378	157	(58)
International	90	15	(85)
	661	1,642	(635)
Total provision for income taxes	$4,148	$2,760	$4,718

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2019	2018	2017
Provision at federal statutory rates	$2,966	$2,530	$4,632
State income taxes, net	497	142	321
Permanent Differences	130	246	135
International, including change in valuation allowances	590	127	(134)
Other	(55)	25	(236)
Impact of federal law change	-	280	-
Deficiency (Excess) tax deduction for stock compensation	20	(590)	-
	$4,148	$2,760	$4,718

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Stock compensation costs	$256	$897
Reserves and accruals	1,771	1,608
Net operating loss carryforward	1,409	816
Credits	394	591
Other	132	86
	3,962	3,998
Less: valuation allowance	(1,669)	(817)
Total deferred tax assets	2,293	3,181
Deferred tax liabilities:
Property and equipment	(1,237)	(1,549)
Intangibles	(333)	(236)
Other	(162)	(174)
Total deferred tax liabilities	(1,732)	(1,959)
Net deferred tax assets	$561	$1,222

The Tax Cuts and Jobs Act (“the Tax Act”) significantly revised the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that included a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Act include limitations on deductible executive compensation, a repeal of the domestic production activity deduction and several new international provisions.

The Company completed the accounting for the tax effects of the Tax Act at June 30, 2018. The statutory federal corporate tax rate for fiscal 2019 was 21% and for fiscal 2018 was 28%, representing in fiscal 2018, a blended tax rate based on the reduced tax rate being only in effect for six months in that year. In addition, in fiscal 2018 the Company recorded a one-time tax expense associated with the Tax Act in the amount of $281,000. That tax expense was comprised of $384,000 for the re-measurement of the Company’s net deferred tax assets to reflect the new lower U.S. tax rate of 21%, partially offset by a one-time benefit of $103,000 associated with the estimated impact of the Company’s foreign subsidiaries earnings and profits and the impact of our Hong Kong’s subsidiary’s accumulated deficit.

Realization of the above gross deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income primarily in China, France, Hong Kong and Japan. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $1,669,000 and $817,000 at June 30, 2019 and 2018, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits. The Company recognized a valuation allowance of $581,000 against the deferred tax asset of the China operation at June 30, 2019.

The Company files income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong, China and Japan and has open tax periods for federal income taxes for the years ended June 30, 2016 through June 30, 2018 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2018.

As of June 30, 2019, and June 30, 2018, the Company had $499,000 and $749,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2017) expire in tax year 2025. The Company has foreign net operating loss carryforwards in France, China, Japan and Hong Kong of $2,007,000, $1,287,000, $195,000 and $2,262,000, respectively. Net operating losses can be carried forward indefinitely in France and Hong Kong whereas in China they can be carried forward for five years and in Japan for ten years. Therefore, in China net operating losses will being to expire in 2023 and in Japan in 2029.

As of June 30, 2019, the liability for income taxes associated with uncertain tax positions was $458,000, including accrued penalties and interest of $165,000. If recognized, $374,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2017	$288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2018	288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2019	$288

The liability for uncertain tax positions is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with taxing authorities, identification of new issues, and enactment of new legislation, regulations or promulgation of new case law. We believe that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from the examinations of uncertain tax positions. The Company does not expect the liability for uncertain tax positions to change significantly over the next year.

The Company has analyzed the impact of the provisions of the Tax Reform Act which will be effective in future years. The Company’s selection of an accounting policy with respect the Global Intangible Low-Taxed Income (“GILTI”) tax rules is to treat the GILTI tax as a period cost.

9.	Employee Benefit Plans

We have an employee benefit plan that contains a 401(k) salary deduction provision covering all employees who meet the eligibility requirements of the plan. Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit. The Company does not provide any employer-matching contributions.

10.	Stockholders’ Equity

Dividends

During the fiscal years ended June 30, 2019, 2018 and 2017, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $6,479,000, $9,083,000, and $11,912,000, respectively.

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

Stock Buyback Program

On December 6, 2005, we announced that our Board of Directors had approved a stock buyback program authorizing the repurchase of up to $10,000,000 of common stock in the open market or private transactions, in accordance with applicable SEC rules. There were no share repurchases of common stock under this program in fiscals 2017, to 2019.

11.	Stock Incentive Plans

On October 3, 2017, the Board of Directors adopted and on December 5, 2017, our stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”), which authorizes the issuance of up to 400,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees of and non-employee directors or consultants to the Company or its subsidiaries.  At the time of the adoption of the 2017 Plan, a total of 308,670 shares of common stock remained available for the grant of stock awards under previously adopted stock incentive plans that had been approved by our stockholders.

Restricted Shares

Annual Non-Employee Director Grants. In each of fiscal years 2019, 2018, and 2017, each of our non-employee directors were granted restricted service-based stock with grant date fair values of $45,000, respectively, for a total fair value of $180,000 in fiscal 2019, $315,000 in fiscal 2018, and $270,000 in fiscal 2017. In fiscal 2019, the number of directors elected at our annual stockholders meeting was reduced to four from seven in fiscal 2018.

Other Service-Based Awards. In fiscal 2019, 2018 and 2017 the Company granted to other employees 5,000, 5,000 and 10,000 service-based restricted shares respectively, with grant date fair values of $111,000, $83,000 and $209,000 respectively, and with vesting periods ranging from three to four years.

2013 Long-Term Incentive Plan (“2013 LTIP”)

As previously reported, based on the financial results achieved in fiscal 2017, a determination was made that the Company had achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, 50% of the remaining unvested shares awarded under the 2013 LTIP vested at the determination date and the remaining 50% of the shares vested on June 30, 2018. Stock-based compensation expense recognized under the 2013 LTIP was approximately $503,000, and $3,661,000 in fiscal 2018 and 2017, respectively.

Restricted Stock Awards: 2019 and 2018 Long Term Incentive Plan (“LTIP”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company's service, RSUs were granted to them as follows:

One Time Grant. A total, net of forfeitures, of 17,505 RSUs were granted in December 2017, with vesting in two installments, on June 30, 2019 and 2018, respectively.

Annual Grants. A total, net of forfeitures, of 44,763 and 16,731 RSUs were granted in fiscal 2019 and 2018, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2018 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to drive significant improvements in the Company’s operating results during the three fiscal years ending June 30, 2020 (the "Performance Period"), in December 2017, the Compensation Committee granted a total, net of forfeitures, of 30,370 PSUs and established threshold, target and maximum CARGR (defined as compounded annual consolidated revenue growth rate) goals and Operating Margin (defined as operating income before stock-based compensation expense expressed as a percentage of consolidated revenue) goals, to be achieved over the Performance Period for vesting to occur.

To date, no stock-based compensation expense has been recognized for these 30,370 PSUs, as it is not considered probable, based on the level of operating income before stock-based compensation achieved through June 30, 2019, that the Company will achieve any of the performance goals by fiscal 2020.

Fiscal 2019 PSUs

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, (the “Performance Period”), in fiscal 2019, the Compensation Committee granted 89,542 PSUs (at maximum) to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flows on an annual basis for the fiscal years ending, June 30, 2019, 2020 and 2021, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal year 2019 and a grant date was established for that year’s PSUs for expense recognition purposes. The net cash flows goals for fiscal years 2020 and 2021 will be set early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must provide continuous service through June 30, 2021 and the threshold net cash flows goal must be achieved in at least one of the years in the Performance Period. Stock-based compensation expense of $80,000 was recognized in fiscal 2019 for these PSUs and the maximum net cash flows performance was achieved in fiscal 2019.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included in:	2019	2018	2017
Selling and marketing expenses	70	98	72
General and administrative expenses	904	1,323	3,953
	$974	$1,421	$4,025

A total of $1,103,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2019. Based on the assumption that the holders of the equity awards will remain in the Company’s service through 2020, the expense will be recognized in future periods, as follows (in thousands):

Year Ending June 30,
2020	$647
2021	388
2022	43
2023	25
Total	$1,103

The $1,103,000 of unrecognized expense does not include expense arising from (i) the grant of any additional stock-based awards that may be granted in future periods, (ii) the PSUs granted under the 2018 LTIP and (iii) the PSUs granted under the 2019 LTIP for which grant dates are to be established in fiscal 2020 and 2021.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2019, 2018 and 2017 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2016	426	$13.32
Granted	22	20.94
Vested	(17)	18.90
Non-vested at June 30, 2017	431	13.97
Granted	100	29.43
Vested	(442)	14.13
Cancelled	(6)	28.97
Non-vested at June 30, 2018	83	28.23
Granted	162	13.28
Vested	(40)	20.85
Cancelled	(24)	23.63
Non-vested at June 30, 2019	181	$17.11

12.	Related-Party Transactions

DHRCC, which is wholly owned by David Hall (who was our President, and director and a holder of approximately 5% of our outstanding shares) and Van Simmons (who was a director and a stockholder of the Company) has subleased from the Company office space in fiscal 2019, 2018 and 2017, located at the Company’s offices in Santa Ana, California. Rent received under the DHRCC sublease, totaled $77,000, $82,900, and $84,200 in fiscal 2019, 2018 and 2017, respectively.

During fiscal years 2019, 2018 and 2017, the Company charged, and DHRCC paid to the Company, advertising fees of approximately $25,500, $25,500, and $25,500, authentication and grading fees of approximately $9,100, $7,800, and $16,800, and the Company paid to DHRCC, approximately $2,000, $7,800, and $2,800, of coin warranty claims, respectively. During fiscal years 2019, 2018, and 2017, DHRCC attended the Expos Long Beach coin shows and paid approximately $5,800, $2,600, and $4,400, respectively, in fees to Expos and also paid CCE $6,900, in monthly subscription and listing fees for each of the three fiscal years ended June 30, 2019.

An adult member of Mr. Hall’s immediate family (who does not reside with him) paid $1,166,000, $1,938,000, and $2,191,000 in coin authentication and grading fees to us during fiscal years 2019, 2018, and 2017 and owed the Company approximately $52,000 and $127,000 at June 30, 2019 and 2018, respectively, for services provided during those years.

The grading fees charged by the Company to these individuals were comparable to the fees charged by the Company in the ordinary course of business to unaffiliated customers for similar services.

13.	Commitments and Contingencies

Leases

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease (as amended) pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of the lease is 10 years and 10 months, which commenced on, December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2019 aggregate minimum obligations over the term of the lease is approximately $13.2 million.

We also lease offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices Hong Kong, which commenced in July 2018, with aggregate minimum obligations over the term of that lease of approximately $625,000.

The Company’s rent expense for its existing occupied facilities is recognized on a straight-line basis over the lease period.  Total rent expense for the fiscal years ended June 30, 2019, 2018 and 2017 for those operations classified as continuing operations was approximately $2,366,000, $2,401,000, and $2,242,000, respectively.

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2019, are as follows (in thousands):

Year Ending June 30,	Gross Amount
2020	$2,457
2021	2,424
2022	2,044
2023	1,660
2024	1,465
Thereafter	6,535
$16,585

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

Legal Proceedings

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business. We establish accruals for lawsuits or disputes if and when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional or changed information. We currently believe that none of the lawsuits currently pending against the Company, is likely to have a material adverse effect on the Company.

14.	Business Segments

The operating segments of the Company are organized based on the respective services that they offer to customers of the Company. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria. For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other collectibles. Services provided by these segments include authentication, grading, publication and web-based advertising, subscription-based revenues. The other collectibles segment includes CCE, Coinflation.com, Collectors.com and Expos and product sales.

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) stock-based compensation expense as significant other non-cash transactions; and (iv) operating income for the fiscal years ended June 30, 2019, 2018 and 2017. Net identifiable assets and goodwill are provided by business segment as of June 30, 2019 and 2018.

	Year Ended June 30,
Net Revenues from external customers (1)	2019	2018	2017
Coins	$41,394	$42,838	$47,545
Trading cards and autographs	26,420	21,065	17,926
Other	4,639	4,546	4,687
Total revenue	$72,453	$68,449	$70,158

Depreciation and Amortization:
Coins	$1,360	$954	$627
Trading cards and autographs	581	394	205
Other	428	562	536
Total	2,369	1,910	1,368
Unallocated amortization and depreciation	443	396	297
Consolidated amortization and depreciation	$2,812	$2,306	$1,665

Stock-based compensation:
Coins	$143	$385	$982
Trading cards and autographs	33	63	476
Other	32	63	318
Total	208	511	1,776
Unallocated stock-based compensation	766	910	2,249
Consolidated stock-based compensation	$974	$1,421	$4,025

Operating income:
Coins	$10,536	$9,051	$15,180
Trading cards and autographs	7,841	5,540	4,303
Other	1,283	1,190	805
Total	19,660	15,781	20,288
Unallocated operating expenses	(5,318)	(6,804)	(7,064)
Consolidated operating income	$14,342	$8,977	$13,224

(1)	Includes revenues of $7.6 million, $11.1 million, and $9.4 million, generated outside the United States in fiscal years 2019, 2018 and 2017, respectively.

	At June 30,
Identifiable Assets:	2019	2018
Coins	$9,398	$10,905
Trading cards and autographs	3,753	3,877
Other	2,468	2,944
Total	15,619	17,726
Unallocated assets	22,074	14,488
Consolidated assets	$37,693	$32,214
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

15.	Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2019 and 2018:

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2017	Dec.31, 2017	Mar.31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019
Statement of Operations Data:
Net revenues	$19,753	$14,063	$17,512	$17,121	$17,495	$15,704	$19,471	$19,783
Cost of revenue	7,450	6,476	7,818	7,727	7,202	6,953	7,827	8,171
Gross profit	12,303	7,587	9,694	9,394	10,293	8,751	11,644	11,612
Operating Expenses:
SG&A expense	7,781	7,347	7,708	7,165	7,466	6,537	6,879	7,076
Operating income	4,522	240	1,986	2,229	2,827	2,214	4,765	4,536
Interest and other income (expense), net	31	(41)	116	(191)	3	(145)	(4)	(71)
Income before provision for income taxes	4,553	199	2,102	2,038	2,830	2,069	4,761	4,465
Provision for income taxes(i)	919	129	630	1,082	699	588	1,202	1,659
Income from continuing operations	3,634	70	1,472	956	2,131	1,481	3,559	2,806
Income (loss) from discontinued operations, (net of income taxes)	(1)	89	2	14	-	-	-	-
Net income	$3,633	$159	$1,474	970	$2,131	$1,481	$3,559	$2,806
Net income per basic share:
From continuing operations	$0.42	$0.01	$0.17	$0.11	$024	$0.17	$0.40	$0.31
From discontinued operations, (net of income taxes)	-	0.01	-	-	-	-	-	-
Net income per share	$0.42	$0.02	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
Net income per diluted share:
From continuing operations	$0.41	$0.01	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
From discontinued operations, (net of income taxes)	-	0.01	-	-	-	-	-	-
Net income per share	$0.41	$0.02	$0.17	$0.11	$0.24	$0.17	$0.40	$0.31
Weighted average shares outstanding
Basic	8,573	8,699	8,703	8,709	8,933	8,936	8,938	8,943
Diluted	8,765	8,923	8,902	8,715	8,962	8,947	8,966	9,004

(i)

The higher effective tax rate (“ETR”), in the fourth quarter of fiscal 2018, reflects the final determination of our deferred tax assets at a Federal tax rate of 21%, withholding tax expense associated with foreign repatriation payments (mainly from China) and non-deductible expenses in the quarter. The higher ETR in the fourth quarter of fiscal 2019, reflects a non-cash valuation allowance established against deferred tax assets in China as of June 30, 2019.

16.     Subsequent Events

Dividends

On July 23, 2019, the Company announced its quarterly cash dividend of $0.175 per share of common stock for the first quarter of fiscal 2020. The cash dividend will be paid on August 30, 2019 to stockholders of record on August 16, 2019.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged (Credited)	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period
Allowance for doubtful accounts
Year ended June 30, 2017	$35,000	$43,000	$-	$-	$(1,000)	$77,000
Year ended June 30, 2018	$77,000	$33,000	$-	$-	$(30,000)	$80,000
Year ended June 30, 2019	$80,000	$8,000	$-	$-	$(16,000)	$72,000

Inventory Reserve
Year ended June 30, 2017	$739,000	$-	$245,000	$-	$(7,000)	$977,000
Year ended June 30, 2018	$977,000	$-	$502,000	$-	$(265,000)	$1,214,000
Year ended June 30, 2019	$1,214,000	$-	$178,000	$-	$(114,000)	$1,278,000

Valuation allowances for deferred tax assets
Year ended June 30, 2017	$871,000	$-	$-	$(162,000)	$-	$709,000
Year ended June 30, 2018	$709,000	$-	$-	$108,000	$-	$817,000
Year ended June 30, 2019	$817,000	$-	$-	$852,000	$-	$1,669,000

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2019, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2019, Collectors Universe, Inc. maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements for the fiscal year ended June 30, 2019 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2019 as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Collectors Universe, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Collectors Universe, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 28, 2019 expressed an unqualified opinion on those financial statements.

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

August 28, 2019

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company's executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the SEC on or before October 28, 2019 for the Company’s 2019 annual stockholders' meeting.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the SEC on or before October 28, 2019 for the Company’s 2019 annual stockholders' meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND      RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by this Item 12 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the SEC on or before October 28, 2019 for the Company’s 2019 annual stockholders' meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2019.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	476,000

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the SEC on or before October 28, 2019 for the Company’s 2019 annual stockholders’ meeting.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company's definitive proxy statement, expected to be filed with the SEC on or before October 28, 2019 for the Company’s 2019 annual stockholders’ meeting.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2019 and 2018

Consolidated Statements of Operations for the years ended June 30, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017

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

10.61

Employment Agreement dated October 15, 2018 between the Company and Joseph Orlando, CEO. Incorporated by reference a to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated October 18, 2018. *

10.62	Collectors Universe Fiscal 2019 Cash Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 10, 2018. *

10.63	Collectors Universe 2017 Equity Incentive Plan. Incorporated by reference from Appendix A to Company’s, 2017 Proxy Statement filed with the Commission on October 26, 2017. *

21.1**	Subsidiaries of Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act

31.2**	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act

32.1†	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

32.2†	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Furnished herewith but not filed.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date:August 28, 2019	By: /s/ JOSEPH J. WALLACE
Joseph J. Wallace, Senior Vice President
and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby appoints Joseph J. Orlando and Joseph J. Wallace, and each of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of the undersigned persons, to sign on his or her behalf, individually and in the capacities stated below, and to file, any and all amendments to this Annual Report, which amendment or amendments may make changes and additions to this Annual Report as such attorneys-in-fact or either of them may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A. STEVENS	Chairman of the Board and Director	August 28, 2019
Bruce A. Stevens

/s/ JOSEPH J. ORLANDO	President, Chief Executive Officer and Director	August 28, 2019
Joseph J. Orlando	(Principal Executive Officer)

/s/ JOSEPH J. WALLACE	Senior Vice President and Chief Financial Officer	August 28, 2019
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 28, 2019
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 28, 2019
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 28, 2019
A.J. Bert Moyer

S-1