Form 10-Q
period 2019-09-30
COLLECTORS UNIVERSE INC
filed 2019-10-31
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2019

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer ☐	Smaller reporting company☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock $.001 Par Value	9,231,143

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$21,300	$19,225
Accounts receivable, net of allowance of $80 and $72 at September 30, and June 30, 2019, respectively	2,694	2,408
Inventories, net	2,119	1,965
Prepaid expenses and other current assets	1,414	1,400
Total current assets	27,527	24,998

Property and equipment, net	7,025	7,259
Operating lease right-of-use assets	9,423	-
Goodwill	2,083	2,083
Intangible assets, net	2,343	2,329
Deferred income tax assets	561	561
Other assets	458	463
Total assets	$49,420	$37,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,294	$2,540
Accrued liabilities	1,861	1,873
Accrued compensation and benefits	3,015	4,095
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,264	-
Income taxes payable	1,288	608
Deferred revenue	3,412	3,428
Total current liabilities	15,884	13,294

Long Term Debt	1,500	1,688
Operating lease liabilities, non-current	10,782	-
Deferred rent	-	3,764

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,231 and 9,153 issued and outstanding at September 30, and June 30, 2019, respectively.	9	9
Additional paid-in capital	87,607	87,343
Accumulated deficit	(66,362)	(68,405)
Total stockholders’ equity	21,254	18,947
Total liabilities and stockholders’ equity	$49,420	$37,693

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net revenues	$20,210	$17,495
Cost of revenues	8,101	7,202
Gross profit	12,109	10,293
Operating expenses:
Selling and marketing expenses	2,633	2,808
General and administrative expenses	4,839	4,658
Total operating expenses	7,472	7,466
Operating income	4,637	2,827
Interest income and other expense, net	71	3
Income before provision for income taxes	4,708	2,830
Provision for income taxes	1,095	699
Net Income	3,613	$2,131

Net income per share:
Basic	$0.40	$0.24
Diluted	$0.40	$0.24
Weighted average shares outstanding:
Basic	8,973	8,933
Diluted	9,060	8,962
Dividends declared per common share	$0.175	$0.175

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	9,015	$9	$86,369	$(72,110)	$14,268
Stock-based compensation – restricted stock	45	-	263		263
Net income	-	-	-	2,131	2,131
Dividends paid	-	-	-	(1,564)	(1,564)

Balance at September 30, 2018	9,060	9	86,632	(71,543)	15,098
Stock-based compensation – restricted stock	61	-	205	-	205
Net income	-	-	-	1,481	1,481
Dividends paid	-	-	-	(1,566)	(1,566)

Balance at December 31, 2018	9,121	9	86,837	(71,628)	15,218
Stock-based compensation – restricted stock	27	-	252	-	252
Net income	-	-	-	3,559	3,559
Dividends paid	-	-	-	(1,565)	(1,565)

Balance at March 31, 2019	9,148	9	87,089	(69,634)	17,464
Stock-based compensation -restricted stock	5	-	254	-	254
Net income	-	-	-	2,806	2,806
Dividends paid	-	-	-	(1,577)	(1,577)

Balance at June 30, 2019	9,153	9	87,343	(68,405)	18,947
Stock-based compensation -restricted stock	78	-	264	-	264
Net income	-	-	-	3,613	3,613
Dividends paid	-	-	-	(1,570)	(1,570)
Balance at September 30, 2019	9,231	$9	$87,607	$(66,362)	$21,254

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,613	$2,131
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	710	742
Stock-based compensation expense	264	263
Non-cash lease expense	(141)	-
Provision (recovery) for bad debts	8	(6)
Provision for inventory write-down	2	4
Provision for warranty	41	112
Change in operating assets and liabilities:
Accounts receivable	(294)	277
Inventories	(156)	64
Prepaid expenses and other	(13)	418
Other assets	6	14
Accounts payable and accrued liabilities	713	(126)
Accrued compensation and benefits	(1,081)	(731)
Income taxes payable	680	693
Deferred revenue	(16)	(215)
Deferred rent	-	250
Net cash provided by operating activities	4,336	3,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(211)	(297)
Capitalized software	(279)	(194)
Net cash used in investing activities	(490)	(491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan	(188)	-
Dividends paid to common stockholders	(1,583)	(1,786)
Net cash used in financing activities	(1,771)	(1,786)

Net increase in cash and cash equivalents	2,075	1,613
Cash and cash equivalents at beginning of period	19,225	10,581
Cash and cash equivalents at end of period	$21,300	$12,194

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$35	$37
Income taxes paid during the period	$376	$6

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At September 30, 2019, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC (our “Fiscal 2019 10-K”). Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at September 30, 2019, includes a liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from adopting this new guidance. See “Note 9-Leases” for additional information.

Revenue Recognition

The core principle of ASC 606, Revenue from Contracts with Customers, is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied.

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the three months ended September 30, 2019. Our other sources of revenues represent the balance of our revenues and are small and less than 5% individually. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fees is recognized ratably over the life of the membership. Memberships are paid in advance of the membership period and prepaid memberships fees are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

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

Advertising and Commission Revenues: Advertising revenues are recognized in the period when an advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned, and such commissions are paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognized revenues from coin sales when they are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be focus of or an integral part of the Company’s on going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2019, we recognized $1,748,000 in revenue from the deferred revenue balance of $3,428,000 at June 30, 2019.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2019.

During the first quarter ended September 30, 2019, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill.

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

Restricted Stock Awards: 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company's service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 25,952 and 44,763 RSUs were granted in fiscal 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum) respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flows on an annual basis for performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $77,000 was recognized in the three months ended September 30, 2019 for these PSUs. There was no expense for PSUs in the three months ended September 30, 2018.

Total stock-based compensation expense for all unvested RSUs and PSUs in the three months ended September 30, 2019 was $264,000 as compared to $263,000 in the three months ended September 30, 2018.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2019, we had cash and cash equivalents totaling approximately $21,300,000, of which approximately $16,827,000 was invested in money market accounts, and the balance of $4,473,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,707,000 at September 30, 2019 of which $927,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $18,732,000 at September 30, 2019.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. We are entitled to obtain borrowings under the credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at September 30, 2019 or June 30, 2019. We were in compliance with all of our financial and other covenants under our credit line agreement at September 30, 2019.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with the loan covenants at September 30, 2019 and June 30, 2019.

At September 30, 2019, the Company had $2,250,000 of outstanding borrowings under the term loan of which $750,000 is classified as a current liability and $1,500,000 is classified as a long-term liability in the consolidated condensed balance sheet at September 30, 2019.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at September 30, 2019 and at June 30, 2019. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $80,000 and $72,000 at September 30, 2019 and June 30, 2019, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin and Cards / Autograph Revenues. The authentication, and grading of coins and cards / autographs including, related services accounted for approximately 94% of our net revenues for three months ended September 30, 2019, as compared to 93% of our net revenues for the three months ended September 30, 2018.

Customers. Our top five customers accounted, in the aggregate, for approximately 12% of our total revenues in the three months ended September 30, 2019 as compared to 11% of revenues in the same period of the prior year.

Inventories

Our inventories consist primarily of (i) coins which we have purchased pursuant to our coin authentication and grading warranty program and (ii) consumable supplies and special inserts that we use in our authentication and grading businesses. Coin collectibles inventories are recorded at the lower of cost or net realizable value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in first-out method) or market. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory losses is recognized, if considered necessary. It is possible that our estimates of market value of collectible coins in inventory could change, due to changes in market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance for inventory losses.

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize those costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2019 we capitalized approximately $279,000 of software development costs as compared to $194,000 in the three months ended September 30, 2018. In the three months ended September 30, 2019, we recorded approximately $229,000 as amortization expense for capitalized software as compared to $237,000 in the three months ended September 30, 2018. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic. Warranty expense recognized in the three months ended September 30, 2019 was $41,000 as compared to $112,000 in the three months ended September 30, 2018.

Dividends

In accordance with the Company’s current dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first quarter of fiscal 2020 and 2019. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step 2 from the goodwill impairment test. Instead, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 15, 2022. The guidance is not expected to have a material effect on the Company’s financial statements.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2019	2019
Coins	$185	$173
Grading raw materials consumable inventory	3,213	3,070
	3,398	3,243
Less inventory reserve	(1,279)	(1,278)
Inventories, net	$2,119	$1,965

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2019	2019
Coins grading reference sets	$68	$68
Computer hardware and equipment	2,390	2,325
Computer software	1,606	1,606
Equipment	5,197	5,131
Furniture and office equipment	991	944
Leasehold improvements	4,749	4,741
Trading card reference library	52	52
	15,053	14,867
Less accumulated depreciation and amortization	(8,028)	(7,608)
Property and equipment, net	$7,025	$7,259

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2019	2019
Warranty reserves	$764	$852
Professional fees	152	141
Other	945	880
	$1,861	$1,873

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Warranty reserve beginning of period	$852	$862
Provision charged to cost of revenues	41	112
Payments	(129)	(30)
Warranty reserve, end of period	$764	$944

5.	INCOME TAXES

The income tax provisions in the three months ended September 30, 2019 and 2018, were determined based on estimated annual effective tax rates of approximately 23% and 25%, respectively. Both three-month periods were adjusted for excess tax benefits or deficiencies.

6.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Weighted average shares outstanding: Basic	8,973	8,933
Dilutive effect of restricted shares	87	29
Weighted average shares outstanding: Diluted	9,060	8,962

A total of 5,000 and 31,000 anti-dilutive unvested restricted shares of common stock were excluded from the computation of diluted income per share in the three months ended September 30, 2019 and 2018, respectively. In addition, in the three months ended September 30, 2019, 52,000 of unvested performance based shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those shares to vest.

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

We operate principally in three reportable service segments: coins, trading cards / autographs and other (which includes our non-authentication and grading smaller businesses). Services provided by the coin and the trading cards / autographs segments include authentication, grading, publications, advertising and commissions earned, membership revenues and product sales. The other segment is comprised of CCE, Coinflation.com, Collectors.com and our collectibles trade show business.

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2019 and 2018, respectively. Net identifiable assets are provided by business segment as of September 30, 2019 and June 30, 2019, respectively (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net revenues:
Coins (i)	$10,982	$10,121
Trading cards / autographs	8,094	6,100
Other	1,134	1,274
Consolidated total revenue	$20,210	$17,495
Depreciation and amortization:
Coins	$364	$324
Trading cards / autographs	151	141
Other	92	148
Total	607	613
Unallocated depreciation and amortization	103	129
Consolidated depreciation and amortization	$710	$742
Stock-based compensation:
Coins	$51	$65
Trading cards / autographs	17	4
Other	8	7
Total	76	76
Unallocated stock-based compensation	188	187
Consolidated stock-based compensation	$264	$263
Operating income:
Coins	$3,753	$2,329
Trading cards / autographs	2,255	1,563
Other	308	343
Total	6,316	4,235
Unallocated operating expenses	(1,679)	(1,408)
Consolidated operating income	$4,637	$2,827

(i)

Includes service revenues of $2.4 million generated from outside the United States in the three months ended September 30, 2019 as compared to $1.7 million in the three months ended September 30, 2018.

	September 30,	June 30,
	2019	2019
Identifiable Assets:
Coins	$11,978	$9,398
Trading cards / autographs	3,890	3,753
Other	2,433	2,468
Total	18,301	15,619
Unallocated assets	31,119	22,074
Consolidated assets	$49,420	$37,693
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

8.	CONTINGENCIES

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

9.	LEASES

The Company has operating leases for office facilities and certain equipment. Our leases have remaining terms of 1 year to 9 years, some of which included options to extend. We did not include options to extend in our determination of the valuation of our right-of-use (ROU) assets and lease liabilities, as it was not considered probable that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Some of our leases have variable payments of property taxes, insurance and common area maintenance, in addition to base rent. These variable payments are expensed when incurred and are recorded as variable rent expense.

Operating lease right-of-use assets and liabilities are measured using the present value of future minimum lease payments over the lease term. We applied our incremental borrowing rate based on the information available at the adoption date.

Information related to the Company’s total lease costs were as follows (in thousands):

Three Months Ended September 30, 2019
Operating lease cost	$536
Variable lease cost	111
Total lease cost	$647

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

Three Months Ended September 30, 2019
Cash paid for operating lease liabilities	$596
Weighted-average remaining lease term (in years)	7.8
Weighted-average discount rate	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019 (in thousands):

2020 (remaining 9 months)	$1,728
2021	2,340
2022	2,000
2023	1,653
2024	1,475
Thereafter	6,539
Total undiscounted future minimum lease payments	15,735
Less: Imputed interest	(2,689)
Total operating lease liabilities	$13,046
Current operating lease liabilities	$2,264
Long-term operating lease liabilities	10,782
Total operating lease liabilities	$13,046

As of September 30, 2019, we do not have additional finance or operating leases that have not yet commenced that would create significant obligations for us.

10.	SUBSEQUENT EVENTS

On October 22, 2019, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.175 per share of common stock, which will be paid on November 29, 2019 to stockholders of record on November 15, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Fiscal 2019 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2019 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Overview of First Quarter Fiscal 2020 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$20,210	100.0%	$17,495	100.0%
Cost of revenues	8,101	40.1%	7,202	41.2%
Gross Profit	12,109	59.9%	10,293	58.8%

Operating Expenses:
Selling and marketing expenses	2,633	13.0%	2,808	16.0%
General and administrative expenses	4,839	24.0%	4,658	26.6%
Total Operating Expenses	7,472	37.0%	7,466	42.6%
Operating income	4,637	22.9%	2,827	16.2%
Net Interest and other income	71	0.4%	3	-
Income before provision for income taxes	4,708	23.3%	2,830	16.2%
Provision for income taxes	1,095	5.4%	699	4.0%
Net Income	$3,613	17.9%	$2,131	12.2%

Net income per diluted share	$0.40		$0.24

Net revenues increased by $2.7 million, or 16%, to record quarterly revenues of $20.2 million in the three months ended September 30, 2019 from $17.5 million in the three months ended September 30, 2018. The increase in revenues in this year’s first quarter was primarily attributable to an increase of approximately $2.0 million or 33% in our cards / autographs revenues and $0.9 million or 9% in our coin revenues. See Net Revenues below for a more detailed discussion on the changes in revenues in this year’s first quarter.

Operating income increased by $1.8 million, or 64%, to $4.6 million in this year’s first quarter from $2.8 million in the last year’s first quarter. That increase was due primarily, to the higher gross profit earned on the higher revenues. Operating expenses were essentially unchanged from the first quarter of last year at $7.5 million. The operating margin in this year’s first quarter was 23% as compared to 16% in last year’s first quarter.

These, as well as other factors affecting our operating results in the three months ended September 30, 2019, are described in more detail below. See “Factors that Can Affect Our Operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2019, as compared to the Three Months Ended September 30, 2018”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 90% of our service revenues in the three months ended September 30, 2019. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coin and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Our overseas revenues can fluctuate on a quarterly basis due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis.

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

Our top five customers accounted, in the aggregate, for approximately 12% of our total revenues in the three months ended September 30, 2019, as compared to 11% in the same period of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of authentication and grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Due to submissions mix issues discussed above, the number of units authenticated and graded can vary by period between coins, and cards / autographs. In addition, revenue generated in a period will vary based on the mix of coins, and cards / autographs authenticated and graded and the average service fees (“ASP”) we charge for such services. Generally, ASPs are higher for coins than for cards / autographs and for vintage units than for modern units.

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

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us or prior to the shipment of the collectibles back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations.

In addition to the operating performances of our businesses, and, in particular our coin and trading cards / autographs businesses, which accounted for approximately 94% of our revenues in this year’s first quarter, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources” below, the Company continues to have a $10,000,000 three-year unsecured revolving credit line through January 2020.

We expect that internally generated cash flows, current cash and cash equivalent balances will be sufficient to fund our operations at least through the end of September 2020.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2019 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2019 10-K. Readers of this report are urged to read that section of the Fiscal 2019 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at September 30, 2019, includes a liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from adopting this new guidance. See “Note 9-Leases” to the condensed consolidated statements for additional information.

Revenue Recognition

The core principle of ASC 606,“Revenue from Contracts with Customers” is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. In applying ASC 606, all revenue transactions must be evaluated using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied.

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the three months ended September 30, 2019. Our other sources of revenues represent the balance of our revenues and are small and less than 5% individually. In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

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

Collectors Club Revenues: These revenues represent membership fees paid by customers for annual memberships in our Collectors Club. Those membership fees entitle members to access our on-line and printed publications and, depending on their membership level, to receive vouchers for authentication and grading services during the membership period. We allocate revenue between the vouchers and the membership. We recognize revenue attributable to the authentication and grading vouchers consistent with our Authentication and Grading services above. The balance of the membership fees is recognized ratably over the life of the membership. Memberships are paid in advance of the membership period and prepaid memberships fees are classified as deferred revenue. In the event vouchers expire unused (i.e. there are unexercised customer rights), we consider the guidance under ASC 606 in determining when to recognize revenue.

Certified Coin Exchanges Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid to us on a monthly basis, although certain quarterly and annual subscriptions can be paid to us in advance. Prepaid subscriptions are classified as part of deferred revenue.

Expos Trade Show Revenue: We recognize fees earned from promoting, managing, and operating trade shows in the periods in which the shows take place. Trade show booth fees are typically paid in advance. Certain fees that are paid to conduct auctions at the show are paid at the end of the show. Prepaid show fees are classified as part of deferred revenue.

Advertising and Commission Revenues: Advertising revenues are recognized in the period when an advertisement is displayed in our publications or websites and customers typically have 30 day credit terms. Click-through commission revenues earned through our websites from third party affiliate programs are recognized in the period in which the commissions are earned, and such commissions are paid in the following month.

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognized revenues from coin sales when they are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be focus of or an integral part of the Company’s on going revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2019, we recognized $1,748,000 in revenue from the deferred revenue balance of $3,412,000 at June 30, 2019.

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

During the first quarter ended September 30, 2019, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

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

Restricted Stock Awards: 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company's service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 25,952 and 44,763 RSUs were granted in fiscal 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum) respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flows on an annual basis for performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $77,000 was recognized in the three months ended September 30, 2019 for these PSUs. There was no expense for PSUs in the three months ended September 30, 2018.

Total stock-based compensation expense for all unvested RSUs and PSUs in the three months ended September 30, 2019 was $264,000 as compared to $263,000 in the three months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

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

The following tables set forth the information regarding our net revenues for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Authentication and grading fees	$18,101	89.6%	$15,213	87.0%	$2,888	19.0%
Other related services	2,109	10.4%	2,282	13.0%	(173)	(7.6%)
Total revenues	$20,210	100.0%	$17,495	100.0%	$2,715	15.5%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) and in the number of units authenticated and graded in the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Coins:
United States	$8,690	43.0%	$8,429	48.2%	$261	3.1%
China	1,308	6.5%	1,069	6.1%	239	22.4%
France & Hong Kong	984	4.8%	623	3.6%	361	57.9%
Total Coins	10,982	54.3%	10,121	57.9%	861	8.5%
Cards / autographs (1)	8,094	40.0%	6,100	34.9%	1,994	32.7%
Other (2)	1,134	5.7%	1,274	7.2%	(140)	(11.0%)
	$20,210	100.0%	$17,495	100.0%	$2,715	15.5%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade shows and sales of products.

For the three months ended September 30, 2019, our total revenues increased by $2,715,000, or 15.5% to a quarterly record of $20,210,000 from $17,495,000 in the three months ended September 30, 2018. That increase was attributable to an increase of $2,888,000 or 19% in authentication and grading fees partially offset by a decrease of $173,000 or 7.6%, in other related services, primarily as a result of lower commission revenue generated from click-through affiliate programs, in the quarter.

Revenues from our trading cards / autographs business continued to show consistent growth. Those revenues increased by 32.7% in the first quarter and represented record quarterly revenues for that business. Moreover, our card / autographs business has achieved quarter-over-quarter revenue growth in 36 of the last 37 quarters.

The 8.5% increase in coin revenues in this year’s first quarter as compared to the same quarter last year, primarily reflected in the U.S. (i) higher modern fees of $555,000, or 25%, due to higher average service fees earned on recent releases of coins by the U.S. Mint, partially offset by (ii) lower show revenues in this year’s first quarter of $191,000 or 10%, due to one less show in this year’s first quarter. U.S. Vintage coin fees were substantially unchanged in the quarter. Coin revenue also increased in all three overseas coin operations in this year’s first quarter. Our China operation continued to generate improved revenues, consistent with the fourth quarter of fiscal 2019 and our France office benefited from having grading events in this year’s first quarter.

Our coin and cards / autographs authentication and grading revenues represented approximately 94% of total revenues in the period and reflects the continued importance of those two businesses to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As previously disclosed, our second fiscal quarter ending December 31, 2019, is typically our seasonally slowest quarter of the year in the United States due to the winter holidays that occur in that quarter and we expect that trend to continue in this year’s second quarter. The slower activity will mostly impact our U.S. coin business as our trading cards business continues to have a record backlog of submissions for authentication and grading. With respect to China, our current expectation is that we will continue to see improved revenues in China in this year’s second quarter as compared to last year’s second quarter.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019		2018

	Amounts	% of Revenues	Amounts	% of Revenues

Gross profit	$12,109	59.9%	$10,293	58.8%

As indicated in the above table, our gross profit margin was 59.9% for the three months ended September 30, 2019 as compared to 58.8% in the same period of the prior year. The higher gross profit margin in this year’s first quarter, was due primarily to improved gross profit margins earned in our coin businesses. (see “Net Revenues” above). As discussed in prior filings, there can be variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2019, our quarterly gross profit margins varied between 54% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Selling and marketing expenses	$2,633	$2,808
Percent of net revenue	13.0%	16.0%

As indicated in the above table, selling and marketing expenses decreased to 13% of net revenues in the three months ended September 30, 2019, as compared to 16% in the same period of the prior year. In absolute dollars, selling and marketing expenses were down by $175,000 in this year’s first quarter, primarily due to having one less trade show and less travel expenses in our coin business partially offset by higher costs in our growing cards / autograph business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation expense, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three months ended September 30, 2019 and 2018, (in thousands):

	Three Months Ended
	September 30,
	2019	2018
General and administrative expenses	$4,839	$4,658
Percent of net revenue	24.0%	26.6%

As indicated in the above table, G&A expenses decreased to 24.0% of revenues in the three months ended September 30, 2019 as compared to 26.6% in the same period of the prior year. In absolute dollars, G&A expenses increased by $181,000 in this year’s first quarter which included recruitment and relocation costs and expenses for infrastructure related services.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, included elsewhere in this report, and Critical Accounting Policies above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	September 30,
Included In:	2019	2018
Selling and marketing expenses	$17	$18
General and administrative expenses	247	245
	$264	$263

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $2,229,000 related to unvested stock-based equity awards outstanding at September 30, 2019 which represents the expense currently expected to be recognized through June 30, 2023, on the assumption that the holders of the equity awards will remain in the Company’s service through that date. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future, (ii) PSUs granted in December 2017 under the 2018 LTIP as it is not considered probable that any of those shares will vest and (iii) PSUs granted under the 2019 LTIP and 2020 LTIP for which grant dates are to be established in fiscal 2021 and 2022 (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (remaining 9 months)	$893
2021	931
2022	379
2023	26
$2,229

Income Tax Expense

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Income tax expense	$1,095	$699

The income tax provisions in the three months ended September 30, 2019 and 2018, were determined based on estimated annual effective tax rates of approximately 23%, and 25%, respectively. Both three-month periods were adjusted for excess tax benefits or deficiencies.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them. However, as discussed below, we have borrowings of $2.25 million at September 30, 2019 under our Term Loan and we have $10 million of availability, but no borrowings, under our Revolving Line of Credit.

At September 30, 2019, we had cash and cash equivalents of approximately $21,300,000, as compared to cash and cash equivalents of $19,225,000 at June 30, 2019.

Cash Flows

Cash Flows from Continuing Operations. During the three months ended September 30, 2019 and 2018, net cash provided by continuing operating activities was $4,336,000 and $3,890,000, respectively. The higher cash provided by operating activities in the three months ended September 30, 2019, reflects the higher operating results of our businesses in this year’s first quarter, as adjusted for non-cash expenses and changes in working capital.

Cash used by Investing Activities. Investing activities used cash of $490,000 and $491,000 in the three months ended September 30, 2019 and 2018, respectively. In the three months ended September 30, 2019, we used $211,000 for capital expenditures and $279,000 for capitalized software costs. In the three months ended September 30, 2018, we used $297,000 for capital expenditures and $194,000 for capitalized software costs.

Cash used in Financing Activities. In the three months ended September 30, 2019 and 2018, financing activities used net cash of $1,771,000 and $1,786,000, respectively. The lower cash dividends paid to stockholders of $1,583,000 in three months ended September 30, 2019, as compared to $1,786,000 in the three months ended September 30, 2018, reflected dividends on stock that vested on June 30, 2018, that were paid in the first quarter of fiscal 2019. In the three months ended September 30, 2019, we repaid $188,000 under our Term Loan (see “Term Loan” below.)

Outstanding Financial Obligations

Lease Obligations

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. As of September 30, 2019, the remaining aggregate minimum obligations over the term of the lease was approximately $12.9 million.

We also lease smaller offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices in Hong Kong, which commenced in July 2018, with aggregate minimum obligations over the term of that lease of approximately $625,000.

At September 30, 2019, future minimum lease payments under the lease agreements (including short-term leases) associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2020 (remaining 9 months)	$1,779
2021	2,449
2022	2,021
2023	1,654
2024	1,465
Thereafter	6,535
$15,903

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500 or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with its loan covenants at September 30, 2019.

At September 30, 2019, the Company had $2,250,000 of outstanding borrowings under the loan of which $750,000 is classified as a current liability and $1,500,000 is classified as a long-term liability in the consolidated condensed balance sheet at September 30, 2019, included elsewhere in this report.

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

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At September 30, 2019 the Company was in compliance with those covenants. There were no borrowings outstanding under the line of credit at September 30, and June 30, 2019.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At September 30, 2019, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008 and we have no present plans to make any such share repurchases in the foreseeable future.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and possibly also borrowings under our line of credit (i) to introduce new collectibles related services and initiatives for our existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures and working capital requirements; (iv) to fund possible start-ups or acquisitions of businesses (v) to fund repayments under the term loan; (vi) to fund the payment of cash dividends; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek additional borrowings and we may issue additional shares of our stock to finance the growth and international expansion of our businesses. However, there is no assurance that we would be able to raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

In January 2017, FASB issued 2017-04, on Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step 2 from the goodwill impairment test. Instead, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for fiscal years beginning after December 15, 2022. The guidance is not expected to have a material effect on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2019, we had $21,300,000 in cash and cash equivalents, of which, $16,827,000 was invested in money market accounts, and the balance of $4,473,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,707,000 at September 30, 2019, of which $927,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 that we filed with the SEC on August 28, 2019.

ITEM 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1**	Form of Equity Incentive Plan-Performance Stock Unit Award Agreement

Exhibit 99.2**	Form of Restricted Stock Unit Agreement

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, but not filed, herewith

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: October 31, 2019	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: October 31, 2019	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1**	Form of 2017 Equity Incentive Plan-Performance Stock Unit Award Agreement

Exhibit 99.2**	Form of Restricted Stock Unit Agreement

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, but not filed, herewith

**Management contract or compensatory plan or arrangement.

E-1