Form 10-Q
period 2019-12-31
COLLECTORS UNIVERSE INC
filed 2020-02-04
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2020
Common Stock $.001 Par Value	9,238,003

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,189	$19,225
Accounts receivable, net of allowance of $99 and $72 at December 31 and June 30, 2019, respectively	2,207	2,408
Inventories, net	2,203	1,965
Prepaid expenses and other current assets	1,771	1,400
Total current assets	28,370	24,998

Property and equipment, net	7,155	7,259
Operating lease right-of-use assets	9,035	-
Goodwill	2,083	2,083
Intangible assets, net	2,388	2,329
Deferred income tax assets	561	561
Other assets	462	463
Total assets	$50,054	$37,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,032	$2,540
Accrued liabilities	1,832	1,873
Accrued compensation and benefits	3,605	4,095
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,324	-
Income taxes payable	79	608
Deferred revenue	4,115	3,428
Total current liabilities	15,737	13,294

Long Term Debt	1,313	1,688
Operating lease liabilities, non-current	10,366	-
Deferred rent	-	3,764

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,238 and 9,153 issued and outstanding at December 31 and June 30, 2019, respectively.	9	9
Additional paid-in capital	87,948	87,343
Accumulated deficit	(65,319)	(68,405)
Total stockholders’ equity	22,638	18,947
Total liabilities and stockholders’ equity	$50,054	$37,693

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenues	$19,456	$15,704	$39,666	$33,199
Cost of revenues	8,533	6,953	16,634	14,155
Gross profit	10,923	8,751	23,032	19,044
Operating expenses:
Selling and marketing expenses	2,489	2,486	5,122	5,294
General and administrative expenses	5,160	4,051	9,999	8,709
Total operating expenses	7,649	6,537	15,121	14,003
Operating income	3,274	2,214	7,911	5,041
Interest and other income (expense), net	4	(145)	75	(142)
Income before provision for income taxes	3,278	2,069	7,986	4,899
Provision for income taxes	664	588	1,759	1,287
Net income	$2,614	$1,481	$6,227	$3,612

Net income per basic share:
Basic	$0.29	$0.17	$0.69	$0.40
Diluted	$0.29	$0.17	$0.69	$0.40

Weighted average shares outstanding:
Basic	8,980	8,936	8,976	8,934
Diluted	9,061	8,947	9,060	8,954
Dividends declared per common share	$0.175	$0.175	$0.35	$0.35

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 1, 2018	9,015	$9	$86,369	$(72,110)	$14,268
Stock-based compensation – restricted stock	45	-	263		263
Net income	-	-	-	2,131	2,131
Dividends paid	-	-	-	(1,564)	(1,564)

Balance at September 30, 2018	9,060	9	86,632	(71,543)	15,098
Stock-based compensation – restricted stock	61	-	205	-	205
Net income	-	-	-	1,481	1,481
Dividends paid	-	-	-	(1,566)	(1,566)

Balance at December 31, 2018	9,121	9	86,837	(71,628)	15,218
Stock-based compensation – restricted stock	27	-	252	-	252
Net income	-	-	-	3,559	3,559
Dividends paid	-	-	-	(1,565)	(1,565)

Balance at March 31, 2019	9,148	9	87,089	(69,634)	17,464
Stock-based compensation -restricted stock	5	-	254	-	254
Net income	-	-	-	2,806	2,806
Dividends paid	-	-	-	(1,577)	(1,577)

Balance at June 30, 2019	9,153	9	87,343	(68,405)	18,947
Stock-based compensation -restricted stock	78	-	264	-	264
Net income	-	-	-	3,613	3,613
Dividends paid	-	-	-	(1,570)	(1,570)

Balance at September 30, 2019	9,231	$9	$87,607	$(66,362)	$21,254
Stock-based compensation -restricted stock	7	-	341	-	341
Net income	-	-	-	2,614	2,614
Dividends paid	-	-	-	(1,571)	(1,571)
Balance at December 31, 2019	9,238	$9	$87,948	$(65,319)	$22,638

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,227	$3,612
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,469	1,428
Stock-based compensation expense	605	468
Non-cash lease expense	(110)	-
Provision (recovery) for bad debts	27	(1)
Provision for inventory write-down	173	168
Provision for warranty	157	330
Change in operating assets and liabilities:
Accounts receivable	175	441
Inventories	(411)	(12)
Prepaid expenses and other	(371)	243
Other assets	1	6
Accounts payable and accrued liabilities	307	(398)
Accrued compensation and benefits	(490)	(689)
Income taxes payable	(529)	85
Deferred revenue	687	326
Deferred rent	-	344
Net cash provided by operating activities	7,917	6,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(803)	(505)
Capitalized software	(621)	(468)
Net cash used in investing activities	(1,424)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan	(375)	(188)
Dividends paid to common stockholders	(3,154)	(3,351)
Net cash used in financing activities	(3,529)	(3,539)

Net increase in cash and cash equivalents	2,964	1,839
Cash and cash equivalents at beginning of period	19,225	10,581
Cash and cash equivalents at end of period	$22,189	$12,420

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$65	$79
Income taxes paid during the period	$2,283	$1,319

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2019, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2020 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC (our “Fiscal 2019 10-K”). Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at December 31, 2019, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from the adoption of this new guidance. See “Note 9-Leases” for additional information.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the six months ended December 31, 2019. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: As the time it takes to authenticate and grade the collectible is short, we recognize revenue at the time of shipment (i.e. point of time) of the authenticated graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to the customer. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

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

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of nor an integral part of the Company’s ongoing revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2019, we recognized $755,000 and $2,503,000, respectively, in revenue from the deferred revenue balance of $3,428,000 at June 30, 2019.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results from operations could differ from results expected on the basis of those estimates, and such differences could be material to our future results of operations and financial condition. Examples of such estimates that could be material include determinations made with respect to the capitalization and recovery of software development costs, the valuation of stock-based compensation awards and the timing of the recognition of related stock-based compensation expense, the valuation of coin inventory, the amount and assessment of goodwill for impairment, the sufficiency of warranty reserves and the provision or benefit for income taxes and related valuation allowances.

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise which indicate that the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2019.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants (“RSUs”) over the service period based on the grant date fair values of the awards. For performance-based equity grants (“PSUs”) with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve the financial performance goals.

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

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, any unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum), respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis for the performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for each Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $109,000 and $186,000 was recognized in the three and six months ended December 31, 2019 respectively, for these PSUs. There was no expense for PSUs in the three and six months ended December 31, 2018.

Total stock-based compensation in the three and six months ended December 31, 2019, was $341,000 and $605,000, respectively as compared to $205,000 and $468,000, respectively, in the three and six months ended December 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2019, we had cash and cash equivalents totaling approximately $22,189,000, of which approximately $18,194,000 was invested in money market accounts, and the balance of $3,995,000 (which is inclusive of cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. At December 31, 2019, cash in overseas bank accounts was approximately $1,689,000, of which $1,180,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $19,793,000 at December 31, 2019.

Revolving Credit Line. As previously reported, in January 2017 we obtained a three-year, $10,000,000 unsecured revolving credit line from a commercial bank to enhance the Company’s liquidity and to support the growth of the Company’s business. In January 2020, the bank extended the maturity date of the line of credit by 60 days to enable the bank and the Company to establish a new line of credit with expected similar terms to the existing line of credit. We are entitled to obtain borrowings under the existing credit line at such times and in such amounts as we may request, provided that the maximum principal amount of credit line borrowings that may be outstanding at any one time may not exceed $10,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $4,000,000. There were no borrowings outstanding under the credit line at December 31, 2019. We were in compliance with all of our financial and other covenants under our credit line agreement at December 31, 2019.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with the loan covenants at December 31, 2019 and June 30, 2019.

At December 31, 2019, the Company had $2,063,000 of outstanding borrowings under the term loan of which $750,000 is classified as a current liability and $1,313,000 is classified as a long-term liability in the consolidated condensed balance sheet at December 31, 2019.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at December 31, 2019. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at June 30, 2019. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish allowances for doubtful accounts, when deemed necessary. The allowances for doubtful accounts receivable were $99,000 and $72,000 at December 31, 2019 and June 30, 2019, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin and Cards / Autograph Revenues. The authentication and grading of coins and cards / autographs including related services, accounted for approximately 95% of our net revenues for six months ended December 31, 2019, as compared to 94% of our net revenues for the six months ended December 31, 2018.

Customers. Our top five customers accounted, in the aggregate, for approximately 11% and 10% of our total revenues in the three and six months ended December 31, 2019, as compared to 11% and 10% of revenues in the same periods of the prior year.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2019 we capitalized approximately $342,000 and $621,000, respectively, of software development costs as compared to $274,000 and $468,000, respectively in the three and six months ended December 31, 2018. In the three and six months ended December 31, 2019, we recorded approximately $261,000 and $490,000, respectively, as amortization expense for capitalized software as compared to $192,000 and $429,000, respectively, in the three and six months ended December 31, 2018. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant warranty claims resulting from resubmissions receiving lower grades or deemed not to have been authentic. Warranty expense recognized in the three and six months ended December 31, 2019 was $116,000 and $157,000, respectively, as compared to $218,000 and $330,000, respectively, in the three and six months ended December 31, 2018.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first and second quarters of fiscal 2020 and 2019. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2020, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

2.	INVENTORIES

Inventories consist of the following (in thousands):
	December 31,	June 30,
	2019	2019
Coins	$185	$173
Grading raw materials consumable inventory	3,469	3,070
	3,654	3,243
Less inventory reserve	(1,451)	(1,278)
Inventories, net	$2,203	$1,965

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2019	2019
Coins grading reference sets	$68	$68
Computer hardware and equipment	2,583	2,325
Computer software	1,752	1,606
Equipment	5,402	5,131
Furniture and office equipment	1,014	944
Leasehold improvements	4,772	4,741
Trading card reference library	52	52
	15,643	14,867
Less accumulated depreciation and amortization	(8,488)	(7,608)
Property and equipment, net	$7,155	$7,259

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2019	2019
Warranty reserves	$780	$852
Professional fees	124	141
Other	928	880
	$1,832	$1,873

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31,
	2019	2018
Warranty reserve beginning of period	$852	$862
Provision charged to cost of revenues	157	330
Payments	(229)	(362)
Warranty reserve, end of period	$780	$830

5.	INCOME TAXES

The income tax provisions in the three and six months ended December 31, 2019, were determined based on estimated annual effective tax rates of approximately 20% and 22%, respectively, as compared to 28% and 26% in the three and six months ended December 31, 2018. The current year effective tax rates reflect the release of valuation allowances for prior year losses in China. All periods were adjusted for excess tax benefits or deficiencies.

6.	NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Weighted average shares outstanding: Basic	8,980	8,936	8,976	8,934
Dilutive effect of restricted shares	81	11	84	20
Weighted average shares outstanding: Diluted	9,061	8,947	9,060	8,954

There were no anti-dilutive unvested RSUs excluded from the computation of diluted income per share in the six months ended December 31, 2019 as compared to 23,000 anti-dilutive unvested RSUs that were excluded from the computation in the six months ended December 31, 2018. In addition, in the six months ended December 31, 2019, 82,000 of unvested PSUs were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for the PSUs to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2019 and 2018, respectively. Net identifiable assets are provided by business segment as of December 31, 2019 and June 30, 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues from external customers:
Coins (1)	$10,700	$8,879	$21,682	$19,000
Trading cards / autographs	8,078	6,006	16,172	12,106
Other	678	819	1,812	2,093
Consolidated total revenue	$19,456	$15,704	$39,666	$33,199
Amortization and depreciation:
Coins	$382	$330	$746	$654
Trading cards / autographs	174	141	325	281
Other	84	96	176	245
Total	640	567	1,247	1,180
Unallocated amortization and depreciation	119	119	222	248
Consolidated amortization and depreciation	$759	$686	$1,469	$1,428
Stock-based compensation:
Coins	$63	$(9)	$114	$56
Trading cards / autographs	27	6	44	10
Other	11	7	19	14
Total	101	4	177	80
Unallocated stock-based compensation	240	201	428	388
Consolidated stock-based compensation	$341	$205	$605	$468
Operating income:
Coins	$2,864	$1,526	$6,618	$3,855
Trading cards / autographs	1,940	1,708	4,195	3,271
Other	225	331	533	674
Total	5,029	3,565	11,346	7,800
Unallocated operating expenses	(1,755)	(1,351)	(3,435)	(2,759)
Consolidated operating income	$3,274	$2,214	$7,911	$5,041

(1) Includes service revenues of $2.8 million and $5.2 million generated from outside the United States in the three and six months ended December 31, 2019 as compared to $1.7 million and $3.4 million in the three and six months ended December 31, 2018.

	December 31,	June 30,
	2019	2019
Identifiable Assets:
Coins	$11,094	$9,398
Trading cards / autographs	4,083	3,753
Other	2,405	2,468
Total	17,582	15,619
Unallocated assets	32,472	22,074
Consolidated assets	$50,054	$37,693
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

8.	CONTINGENCIES

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

Information related to the Company’s total lease costs were as follows (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019

Operating lease cost	$533	$1,069
Variable lease cost	113	224
Total lease cost	$646	$1,293

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

Six Months Ended December 31, 2019

Cash paid for operating lease liabilities	$1,148
Weighted-average remaining lease term (years)	7.6
Weighted-average discount rate	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of December 31, 2019 (in thousands):

2020(remaining 6 months)	$1,191
2021	2,355
2022	2,013
2023	1,656
2024	1,473
Thereafter	6,541
Total undiscounted future minimum lease payments	15,229
Less: Imputed interest	(2,539)
Total operating lease liabilities	$12,690
Current operating lease liabilities	$2,324
Long-term operating lease liabilities	10,366
Total operating lease liabilities	$12,690

As of December 31, 2019, we do not have additional finance or operating leases that have not yet commenced that would create significant obligations for us.

10.	SUBSEQUENT EVENTS

On January 23, 2020 the Company announced that, in accordance with its dividend policy the Board of Directors had approved a third quarter cash dividend of $0.175 per share of common stock, which will be paid on February 28, 2020 to stockholders of record on February 14, 2020.

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

Overview of the Operating Results for the Three and Six Months Ended December 31, 2019

The following table sets forth comparative financial data for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues	$19,456	100.0%	$15,704	100.0%	$39,666	100.0%	$33,199	100.0%
Cost of Revenues	8,533	43.9%	6,953	44.3%	16,634	41.9%	14,155	42.6%
Gross Profit	10,923	56.1%	8,751	55.7%	23,032	58.1%	19,044	57.4%
Selling and marketing expenses	2,489	12.8%	2,486	15.8%	5,122	12.9%	5,294	16.0%
General & administrative expenses	5,160	26.5%	4,051	25.8%	9,999	25.3%	8,709	26.2%
Operating income	3,274	16.8%	2,214	14.1%	7,911	19.9%	5,041	15.2%
Interest and other income (expense), net	4	-	(145)	(0.9)%	75	0.2%	(142)	(0.4)%
Income before provision for income taxes	3,278	16.8%	2,069	13.2%	7,986	20.1%	4,899	14.8%
Provision for income taxes	664	3.4%	588	3.8%	1,759	4.4%	1,287	3.9%
Net income	$2,614	13.4%	$1,481	9.4%	$6,227	15.7%	$3,612	10.9%

Net income per diluted share	$0.29		$0.17		$0.69		$0.40

Net revenues increased by $3.8 million, or 24%, and $6.5 million, or 19%, in the second quarter and six months ended December 31, 2019, respectively, representing record second quarter and first six months revenues for the business. The increased revenues in this year’s second quarter and first six months comprised of increased cards/autographs revenues of $2.1 million, or 35%, and $4.1 million, or 34%, respectively, and coin revenues increases of $1.8 million or 21% and $2.7 million, or 14%, respectively.

Primarily, as a result of the increased revenues and the improved operating leverage in this year’s second quarter and first six months, operating income increased by 48% to $3.3 million in this year’s second quarter, from $2.2 million in last year’s second quarter and by 57% to a first six months record of $7.9 million, from $5.0 million in the same six months of the prior year.

These changes, as well as other factors affecting our operating results in the three and six months ended December 31, 2019, are described in more detail below. See “Results of Operations for the Three and Six Months Ended December 31, 2019, as compared to the Three and Six Months Ended December 31, 2018”.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 91% and 90%, respectively, of our service revenues in the three and six months ended December 31, 2019. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coins and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs of the United States Mint and by customers or dealers who specialize in sales of such coins.

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

Our top five customers accounted, in the aggregate, for approximately 11% and 10% of our total revenues in the three and six months ended December 31, 2019 as compared to 11% and 10% of revenues in the same periods of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

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

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and ability to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth, and growing consumer and business confidence and from other investments to gold during periods of economic uncertainties and decreases in disposable income and declines in consumer and business confidence.

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

In addition to the operating performance of our businesses, and in particular our coin and cards and autographs businesses, which accounted for approximately 95% of our revenues in the six months ended December 31, 2019, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, the Company continues to have a $10,000,000 three-year unsecured revolving credit line through March 2020.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under our expected new credit line will be sufficient to fund our continuing operations at least through the end of December 2020.

Critical Accounting Policies and Estimates

During the three and six months ended December 31, 2019 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2019 10-K. Readers of this report are urged to read that Section of the Fiscal 2019 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at December 31, 2019, included elsewhere in this report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from the adoption of this new guidance. See “Note 9-Leases” to the condensed consolidated financial statements, included elsewhere in this report, for additional information.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the six months ended December 31, 2019. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

In accordance with ASC 606 we recognize revenue for our main revenue streams as follows:

Authentication and Grading Revenues: As the time it takes to authenticate and grade the collectible is short, we recognize revenue at the time of shipment (i.e. point of time) of the authenticated graded collectible to the customer, net of any taxes collected. Due to the insignificant delay between the completion of our authentication and grading services and the shipment of the collectible back to the customer, the time of shipment corresponds to the completion of our services. We recognize revenue for the sale of special coin inserts at the time the customer takes legal title to the insert. Many of our authentication and grading customers prepay our authentication and grading fees when they submit their collectibles to us for authentication and grading. We record those prepayments as deferred revenue until the collectibles have been authenticated and graded and shipped back to the customer. At that time, we record the revenues from the authentication and grading services we have performed for the customer and deduct this amount from deferred revenue. For certain dealers to whom we extend credit, we record revenue at the time of shipment of the authenticated and graded collectible to the dealer. We provide a limited warranty covering the coins and trading cards that we authenticate and grade. See Warranty Costs below.

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

Coin Sales: Coin sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of nor an integral part of the Company’s ongoing revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2019, we recognized $755,000 and $2,503,000, respectively, in revenue from the deferred revenue balance of $3,428,000 at June 30, 2019.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants (“RSUs”) over the service period based on the grant date fair values of the awards. For performance-based equity grants (“PSUs”) with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values when it becomes probable that we will achieve the financial performance goals.

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

If a Participant's continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, any unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum), respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis for performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for each Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $109,000 and $186,000 was recognized in the three and six months ended December 31, 2019 respectively, for these PSUs. There was no expense for PSUs in the three and six months ended December 31, 2018.

Total stock-based compensation in the three and six months ended December 31, 2019 was $341,000 and $605,000, respectively, as compared to $205,000 and $468,000, in the three and six months ended December 31, 2018.

Results of Operations for the Three and Six Months Ended December 31, 2019 as compared to the Three and Six Months Ended December 31, 2018

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following tables set forth the information regarding our net revenues for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$17,766	91.3%	$13,815	88.0%	$3,951	28.6%
Other related revenues	1,690	8.7%	1,889	12.0%	(199)	(10.5%)
Total service revenues	$19,456	100.0%	$15,704	100.0%	$3,752	23.9%

	Six Months Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$35,866	90.4%	$29,028	87.4%	$6,838	23.6%
Other related revenues	3,800	9.6%	4,171	12.6%	(371)	(8.9%)
Total service revenues	$39,666	100.0%	$33,199	100.0%	$6,467	19.5%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Coins:
United States	$8,026	41.2%	$7,216	45.9%	$810	11.2%
China	1,957	10.1%	686	4.4%	1,271	185.3%
France & Hong Kong	717	3.7%	977	6.2%	(260)	(26.7%)
Total Coins	10,700	55.0%	8,879	56.5%	1,821	20.5%
Cards / autographs (1)	8,079	41.5%	6,006	38.2%	2,073	34.5%
Other (2)	677	3.5%	819	5.3%	(142)	(17.3%)
	$19,456	100.0%	$15,704	100.0%	$3,752	23.9%

	Six Months Ended December 31,
	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Coins:
United States	$16,717	42.1%	$15,645	47.1%	$1,072	6.9%
China	3,264	8.3%	1,755	5.3%	1,509	86.0%
France & Hong Kong	1,701	4.3%	1,600	4.8%	101	6.3%
Total Coins	21,682	54.7%	19,000	57.2%	2,682	14.1%
Cards / autographs (1)	16,172	40.8%	12,106	36.5%	4,066	33.6%
Other (2)	1,812	4.5%	2,093	6.3%	(281)	(13.4%)
	$39,666	100.0%	$33,199	100.0%	$6,467	19.5%

(1)	Consists of revenues from our PSA trading card authentication and grading business (including Japan) and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and sales of product.

In the three months ended December 31, 2019, our total service revenues increased by $3,752,000, or 23.9%, to record second quarter revenues of $19,456,000, from $15,704,000 in the three months ended December 31, 2018. That increase was attributable to an increase of $3,951,000, or 28.6%, in authentication and grading fees partially offset by a decrease of $199,000, or 10.5%, in other related service revenue. The increase in authentication and grading fees was attributable to a $2,078,000, or 37.5%, increase in cards / autographs fees and an increase of $1,873,000, or 22.6%, in coin fees.

In the six months ended December 31, 2019, our total service revenues increased by $6,467,000 or 19.5% to record first six months revenues of $39,666,000, from $33,199,000 in the six months ended December 31, 2018. That increase was attributable to an increase of $6,838,000, or 23.6%, in authentication and grading fees, partially offset by a $371,000, or 8.9% decrease in other related service revenue. The increase in authentication and grading fees was attributable to an increase of $4,085,000 or 36.6% in cards /autographs fees and an increase of $2,753,000 or 15.4% in coin fees.

Revenues from our trading cards / autographs business continued to show consistent growth. Those revenues increased by 35% in this year’s second quarter and represented record second quarter revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 37 of the last 38 quarters.

The increased revenues from China in the three months ended December 31, 2019, reflected a continued improved revenue performance in our China business that began in the fourth quarter of fiscal 2019.

Changes in U.S. coin fees in this year’s second quarter and six months, as compared to the same respective periods of the prior year, primarily reflected (i) higher vintage coin fees of $986,000, or 35%, and $951,000, or 15%, which was inclusive of revenues generated from the authentication and grading of a large coin collection in this year’s second quarter (ii) higher modern coin fees of $260,000 or 15% and $815,000 or 21%, due to higher average service fees earned on recent releases of coin in the three and six months periods, which were partially offset by lower U.S. show fees of $385,000 or 22%, and $575,000 or 16%, reflecting lower per show revenues in this year’s second quarter and one less show in the six months ended December 31, 2019.

Our coin and cards and autographs authentication and grading businesses represented approximately 95% of total revenues in the six months ended December 31, 2019 reflecting the continued importance of those two businesses to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile.

As discussed in prior filings, our third fiscal quarter is typically our seasonally strongest quarter of the year in the United States for coins, due to the release of Gold and Silver Eagles by the U.S. Mint in that quarter and we expect that trend to continue this year. In addition, we expect that our cards / autographs revenue will continue to grow in a stable manner as that business continues to have a record backlog of submissions for authentication and grading.

With respect to China, which was about 8% of revenues in the six months ended Decembers 31, 2019, our expectation had been that we would see improved revenues in this year’s third quarter as compared to last year’s third quarter, based on strong submissions of coins at our authentication and grading events in China and finishing the second quarter with a strong backlog. However, the recent coronavirus outbreak in China, with related travel restrictions and business closures, could slow the momentum we are currently experiencing in China, at least in the near-term. See Part II-Other Information, Item 1A Risk Factors, below.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$10,923	56.1%	$8,751	55.7%	$23,032	58.1%	$19,044	57.4%

As indicated in the above table, our gross profit margins were 56.1% and 58.1% in the three and six months ended December 31, 2019, respectively as compared to 55.7% and 57.4%, respectively, in the same periods of the prior year. The gross profit margin in the three and six months ended December 31, 2019 reflects improved gross profit margins in our coin business due to the higher revenues in this year’s three and six months periods and lower gross profit margins in our cards / autographs, as we build capacity to address the record backlog in that business. As previously reported, there can be variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2019, our quarterly gross profit varied between 54% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development personnel and incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Selling and marketing expenses	$2,489	$2,486	$5,122	$5,294
Percent of net revenue	12.8%	15.8%	12.9%	16.0%

As indicated in the above table, selling and marketing expenses were 12.8% and 12.9% of revenues in the three and six months ended December 31, 2019, respectively, as compared to 15.8% and 16.0%, respectively, in the same periods of the prior year. In absolute dollars, selling and marketing expenses in the current year periods, were substantially unchanged due to lower coin business development costs incurred at our overseas coin businesses, for the most part offset by higher sales and marketing expenses in our growing cards/autographs business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation expense, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
General and administrative expenses	$5,160	$4,051	$9,999	$8,709
Percent of net revenue	26.5%	25.8%	25.3%	26.2%

As indicated in the above table, G&A expenses were 26.5% and 25.3% of revenues in the three and six months ended December 31, 2019, respectively, as compared to 25.8% and 26.2%, respectively in the same periods of the prior year. In absolute dollars, G&A expenses increased by $1,109,000 and $1,290,000 in this year’s second quarter and six months as compared to the three and six months ended December 31, 2018. The increases in this year’s G&A expenses, as compared to the same respective periods of the prior year were primarily comprised of (i) higher payroll related expenses of $552,000 and $558,000, respectively, which was inclusive of $309,000 and $409,000, respectively, of performance based incentive costs in connection with the improved operating results of the business (ii) higher litigation and pre-litigation expenses of $304,000 and $315,000, respectively, and (iii) higher non-cash stock-based compensation expense of $141,000 and $143,000 respectively, in connection with the Company’s LTIPs. See Critical Accounting Policies: Stock-Based Compensation above.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, included elsewhere in this report and Critical Accounting Policies: Stock-Based Compensation above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2019	2018	2019	2018
Selling and marketing expenses	$12	$17	$29	$35
General and administrative expenses	329	188	576	433
	$341	$205	$605	$468

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $2,068,000 related to unvested stock-based equity awards outstanding at December 31, 2019 which represents the expense currently expected to be recognized through June 30, 2023, on the assumption that the holders of the equity awards will remain in the Company’s service through that date. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future, (ii) PSUs granted in December 2017 under the 2018 LTIP as it is not considered probable that any of those shares will vest and (iii) PSUs granted under the 2019 LTIP and 2020 LTIP for which grant dates are to be established in fiscal 2021 and 2022 (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (remaining 6 months)	$657
2021	1,007
2022	379
2023	25
$2,068

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In Thousands)
Provision for income taxes	$664	$588	$1,759	$1,287

The income tax provisions in the three and six months ended December 31, 2019, were determined based on estimated annual effective tax rates of approximately 20%, and 22%, respectively as compared to 28% and 26% for the three and six months ended December 31, 2018. The lower effective tax rates in the three and six months ended December 31, 2019, reflect the release of valuation allowances for prior year losses in China. All periods were adjusted for excess tax benefits or deficiencies.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time, they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them.

At December 31, 2019, we had cash and cash equivalents of approximately $22,189,000, as compared to cash and cash equivalents of $19,225,000 at June 30, 2019. As discussed below, at December 31, 2019, we had borrowings of approximately $2.1 million outstanding under our Term Loan, and we have $10 million of availability under our Revolving Line of Credit.

Cash Flows

Cash Flows from Continuing Operations. During the six months ended December 31, 2019 and 2018, net cash provided by operating activities was $7,917,000 and $6,351,000, respectively. The higher cash provided by operating activities in the six months ended December 31, 2019, reflects the improved operating results of our businesses in that period as adjusted for non-cash expenses and changes in working capital.

Cash used by Investing Activities. Investing activities used cash of $1,424,000 and $973,000 in the six months ended December 31, 2019 and 2018, respectively. In the six months ended December 31, 2019, we used $803,000 for capital expenditures and $621,000 for capitalized software costs. In the six months ended December 31, 2018, we used $505,000 for capital expenditures and $468,000 for capitalized software costs.

Cash used in Financing Activities. In the six months ended December 31, 2019, financing activities used net cash of $3,529,000, comprised of cash dividends paid to stockholders of $3,154,000 and principal repayments under our Term Loan of $375,000. In the six months ended December 31, 2018, financing activities used net cash of $3,539,000, comprised of $3,351,000 of cash dividends paid to stockholders and principal repayments under our Term Loan of $188,000.

Outstanding Financial Obligations

Lease Obligations

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility through September 30, 2028. As of December 31, 2019, the remaining aggregate minimum obligation over the remaining term of the lease was approximately $12.6 million.

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

At December 31, 2019, future minimum lease payments under the lease agreements (including short-term leases) associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2020 (remaining 6 months)	$1,213
2021	2,472
2022	2,041
2023	1,666
2024	1,473
Thereafter	6,541
$15,406

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. In October 2018, the Company began repaying the loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500 or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (described below) (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with its loan covenants at December 31, 2019.

At December 31, 2019, the Company had $2,063,000 of outstanding borrowings under the loan of which $750,000 was classified as a current liability and $1,313,000 was classified as a long-term liability in the consolidated condensed balance sheet at December 31, 2019, included elsewhere in this report.

Revolving Credit Line. On January 10, 2017 the Company obtained a three-year, $10 million unsecured revolving credit line (the “Credit Line”) from a commercial bank. In January 2020, the bank extended the maturity date of the line of credit by 60 days to enable the bank and the Company to establish a new line of credit with expected similar terms to the existing line of credit. The Company is entitled to obtain borrowings under the existing line of credit at such times and in such amounts as it may request, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $10 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio and certain other covenants typical for this type of credit line. At December 31, 2019 the Company was in compliance with those covenants. There were no borrowings outstanding under the line of credit at December 31, or June 30, 2019.

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

Share Buyback Program. In December 2005, our Board of Directors approved a common stock buyback program that authorized up to $10,000,000 of stock repurchases in open market or privately negotiated transactions, in accordance with applicable SEC rules, when opportunities to make such repurchases, at attractive prices, become available. At December 31, 2019, we continued to have $3.7 million available under this program. However, no open market repurchases of common stock have been made under this program since the fourth quarter of fiscal 2008 and we have no present plans to make any such share repurchases in the foreseeable future.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and possibly also borrowings under our line of credit (i) to introduce new collectibles related services and initiatives for our existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures and working capital requirements; (iv) to fund possible start-ups or acquisitions of businesses; (v) to fund repayments under the term loan; (vi) to fund the payment of cash dividends; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek additional borrowings and we may issue additional shares of our stock to finance the growth and international expansion of our businesses. However, there is no assurance that we would be able to obtain additional borrowings or raise additional capital on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2020, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2019, we had $22,189,000 in cash and cash equivalents, of which, $18,194,000 was invested in money market accounts, and the balance of $3,995,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,689,000 at December 31, 2019, of which $1,180,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 that we filed with the SEC on August 28, 2019, except as follows:

The following risk factor is added to the risk factors that were included in our fiscal 2019 10-K.

Possible adverse effects of the coronavirus outbreak on future operating results.

During January 2020, it was reported that there has been an outbreak of a new coronavirus in China, with the number of cases and number of resulting deaths increasing daily. In an effort to halt the outbreak the Chinese government has placed significant restrictions on travel within China and closed businesses for two weeks. The outbreak with the accompanying travel restrictions and business closures, could adversely impact the growth of and result in a decrease in revenues from China, at least for the near term. For a number of reasons, it is too soon to accurately predict what effects these conditions will have on our business in and revenues from China, including uncertainties relating to the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures, imposed by the Chinese government.

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

COLLECTORS UNIVERSE, INC.

Date: February 4, 2020	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: February 4, 2020	By:	/s/ JOSEPH J. WALLACE
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

E-1