Form 10-Q
period 2020-03-31
COLLECTORS UNIVERSE INC
filed 2020-05-06
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock $.001 Par Value	9,270,281

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,211	$19,225
Accounts receivable, net of allowance of $99 and $72 at March 31, 2020 and June 30, 2019, respectively	1,998	2,408
Inventories, net	2,522	1,965
Prepaid expenses and other current assets	1,876	1,400
Total current assets	28,607	24,998

Property and equipment, net	6,958	7,259
Operating lease right-of-use assets	8,595	-
Goodwill	2,083	2,083
Intangible assets, net	2,438	2,329
Deferred income tax assets	561	561
Other assets	460	463
Total assets	$49,702	$37,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,327	$2,540
Accrued liabilities	1,743	1,873
Accrued compensation and benefits	3,579	4,095
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,289	-
Income taxes payable	294	608
Deferred revenue	4,387	3,428
Total current liabilities	15,369	13,294

Long Term Debt	1,125	1,688
Operating lease liabilities, non-current	9,872	-
Deferred rent	-	3,764

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,270 and 9,153 issued and outstanding at March 31, 2020 and June 30, 2019, respectively.	9	9
Additional paid-in capital	88,292	87,343
Accumulated deficit	(64,965)	(68,405)
Total stockholders’ equity	23,336	18,947
Total liabilities and stockholders’ equity	$49,702	$37,693

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenues	$18,723	$19,471	$58,389	$52,670
Cost of revenues	8,771	7,827	25,405	21,982
Gross profit	9,952	11,644	32,984	30,688
Operating expenses:
Selling and marketing expenses	2,471	2,509	7,592	7,803
General and administrative expenses	4,839	4,370	14,839	13,079
Total operating expenses	7,310	6,879	22,431	20,882
Operating income	2,642	4,765	10,553	9,806
Interest and other income (expense), net	38	(4)	112	(146)
Income before provision for income taxes	2,680	4,761	10,665	9,660
Provision for income taxes	753	1,202	2,511	2,489
Net income	$1,927	$3,559	$8,154	$7,171

Net income per basic share:
Basic	$0.21	$0.40	$0.91	$0.80
Diluted	$0.21	$0.40	$0.90	$0.80

Weighted average shares outstanding:
Basic	8,989	8,938	8,980	8,936
Diluted	9,073	8,966	9,065	8,958
Dividends declared per common share	$0.175	$0.175	$0.525	$0.525

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2018	9,015	$9	$86,369	$(72,110)	$14,268
Stock-based compensation – restricted stock	45	-	263	-	263
Net income	-	-	-	2,131	2,131
Dividends paid	-	-	-	(1,564)	(1,564)
Balance at September 30, 2018	9,060	9	86,632	(71,543)	15,098
Stock-based compensation – restricted stock	61	-	205	-	205
Net income	-	-	-	1,481	1,481
Dividends paid	-	-	-	(1,566)	(1,566)
Balance at December 31, 2018	9,121	9	86,837	(71,628)	15,218
Stock-based compensation – restricted stock	27	-	252	-	252
Net income	-	-	-	3,559	3,559
Dividends paid	-	-	-	(1,565)	(1,565)
Balance at March 31, 2019	9,148	9	87,089	(69,634)	17,464
Stock-based compensation -restricted stock	5	-	254	-	254
Net income	-	-	-	2,806	2,806
Dividends paid	-	-	-	(1,577)	(1,577)
Balance at June 30, 2019	9,153	9	87,343	(68,405)	18,947
Stock-based compensation -restricted stock	78	-	264	-	264
Net income	-	-	-	3,613	3,613
Dividends paid	-	-	-	(1,570)	(1,570)
Balance at September 30, 2019	9,231	9	87,607	(66,362)	21,254
Stock-based compensation -restricted stock	7	-	341	-	341
Net income	-	-	-	2,614	2,614
Dividends paid	-	-	-	(1,571)	(1,571)
Balance at December 31, 2019	9,238	9	87,948	(65,319)	22,638
Stock-based compensation-restricted stock	32	-	344	-	344
Net Income	-	-	-	1,927	1,927
Dividends paid	-	-	-	(1,573)	(1,573)
Balance at March 31, 2020	9,270	$9	$88,292	$(64,965)	$23,336

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,154	$7,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,242	2,132
Stock-based compensation expense	949	720
Non-cash lease expense	(198)	-
Provision for bad debts	26	5
Provision for inventory write-down	220	143
Provision for warranty	330	402
Loss on sale of property and equipment	-	6
Change in operating assets and liabilities:
Accounts receivable	384	51
Inventories	(777)	142
Prepaid expenses and other	(476)	339
Other assets	4	11
Accounts payable and accrued liabilities	(661)	(577)
Accrued compensation and benefits	(517)	(267)
Income taxes payable	(314)	883
Deferred revenue	959	492
Deferred rent	-	289
Net cash provided by operating activities of continuing operations	10,325	11,942
Net cash used in operating activities of discontinued businesses	-	(12)
Net cash provided by operating activities	10,325	11,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,086)	(749)
Capitalized software	(963)	(787)
Proceeds from sale of business	-	12
Proceeds from sale of property and equipment	-	18
Purchase of other patents and other intangibles	(1)	-
Net cash used in investing activities	(2,050)	(1,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan	(562)	(375)
Dividends paid to common stockholders	(4,727)	(4,914)
Net cash used in financing activities	(5,289)	(5,289)

Net increase in cash and cash equivalents	2,986	5,135
Cash and cash equivalents at beginning of period	19,225	10,581
Cash and cash equivalents at end of period	$22,211	$15,716

See accompanying notes to condensed consolidated financial statements.

6

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$92	$119
Income taxes paid during the period	$2,823	$1,735

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At March 31, 2020, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2020 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC (our “Fiscal 2019 10-K”). Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at March 31, 2020, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from the adoption of this new guidance. See “Note 9-Leases” for additional information.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the nine months ended March 31, 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

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

Product Sales: Product sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of nor an integral part of the Company’s ongoing revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2020, we recognized $445,000 and $2,948,000, respectively, in revenue from the deferred revenue balance of $3,428,000 at June 30, 2019.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise which indicate that the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of March 31, 2020.

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

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants (“RSUs”) over the service period based on the grant date fair values of the awards. For performance-based equity grants (“PSUs”) with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values if and when it becomes probable that we will achieve the financial performance goals.

Restricted Stock Awards: CEO Awards

To create incentives for the Company’s CEO, Joseph J. Orlando to remain in the Company’s service and to focus efforts in increasing revenues, on March 16, 2020, the Company granted Mr. Orlando a total of 32,278 restricted shares at target, comprising 16,139 RSUs and 16,139 PSUs.

The RSUs will vest in three equal annual installments on March 16, 2021, 2022, and 2023, respectively with the vesting of each annual installment contingent on Mr. Orlando remaining in the continuous service of the Company, through the vesting date of that installment.

The PSUs will vest in three equal installments based on the annual revenue performance of the business in fiscal years ending June 30, 2020, 2021 and 2022, respectively, and Mr. Orlando remaining in the continuous service of the business through those vesting dates. Threshold, target and maximum revenue goals have been established for fiscal 2020. At maximum performance, an additional 25% of that year’s PSUs will be earned. Threshold, target and maximum performance goals will be established for the fiscal years 2021 and 2022 PSUs in those respective years, which will give rise to grant dates for expense recognition purposes.

Stock-based compensation expense related to these grants was $15,000 in the three and nine months ended March 31, 2020.

Restricted Stock Awards: 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 25,952 and 44,763 RSUs were granted in fiscal 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, any then unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum), respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of Company net cash flow goals on an annual basis for the performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for each Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $109,000 and $295,000 was recognized in the three and nine months ended March 31, 2020 respectively, for these PSUs as compared to $35,000 and $45,000 in the same respective periods of the prior year, for the 2019 PSUs.

Total stock-based compensation expense in the three and nine months ended March 31, 2020, was $344,000 and $949,000, respectively as compared to $252,000 and $720,000, respectively, in the three and nine months ended March 31, 2019.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At March 31, 2020, we had cash and cash equivalents totaling approximately $22,211,000, of which approximately $19,552,000 was invested in money market accounts, and the balance of $2,659,000 (which is inclusive of cash in overseas bank accounts) was in non-interest bearing bank accounts for general day-to-day operations. At March 31, 2020, cash in overseas bank accounts was approximately $1,615,000, of which $1,113,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds from China.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $20,356,000 at March 31, 2020.

Revolving Credit Line. On March 10, 2020, the Company amended and increased its, $10,000,000 unsecured revolving credit line, to $15,000,000, and extended the term for two years through March 2022. We are entitled to obtain borrowings at such times and in amounts as we may request, as supported by an EBITDA calculation for the last four quarters, provided that the maximum principal amount of borrowings that may be outstanding at any one time may not exceed $15,000,000. We also may repay outstanding borrowings in whole or in part at any time or from time to time and reborrow amounts based upon availability under the line of credit, except that no borrowings may be outstanding under the credit line during a 30 consecutive day “out of loan” period each year. Borrowings bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the credit line in any calendar quarter is less than $6,000,000. The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio as discussed above and certain other covenants typical for this type of credit line. At March 31, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at March 31, 2020 however, there were no borrowings outstanding under the line of credit at March 31, 2020, or June 30, 2019.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the then loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with the loan covenants at March 31, 2020 and June 30, 2019.

At March 31, 2020, the Company had $1,875,000 of outstanding borrowings under the term loan of which $750,000 is classified as a current liability and $1,125,000 is classified as a long-term liability in the consolidated condensed balance sheet at March 31, 2020.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. No individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at March 31, 2020. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at June 30, 2019. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish allowances for doubtful accounts, when deemed necessary. The allowances for doubtful accounts receivable were $99,000 and $72,000 at March 31, 2020 and June 30, 2019, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Coin and Cards / Autograph Revenues. The authentication and grading of coins and cards / autographs including related services, accounted for approximately 95% of our net revenues for nine months ended March 31, 2020, as compared to 94% of our net revenues for the nine months ended March 31, 2019.

Customers. Our top five customers accounted, in the aggregate, for approximately 11% and 9% of our total revenues in the three and nine months ended March 31, 2020, respectively, as compared to 13% and 11% of revenues in the same respective periods of the prior year.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize these costs on a straight-line basis over the estimated useful life of the software of three years. In the three and nine months ended March 31, 2020 we capitalized approximately $342,000 and $963,000, respectively, of software development costs as compared to $319,000 and $787,000, respectively in the three and nine months ended March 31, 2019. In the three and nine months ended March 31, 2020, we recorded approximately $256,000 and $746,000, respectively, as amortization expense for capitalized software as compared to $243,000 and $672,000, respectively, in the three and nine months ended March 31, 2019. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant warranty claims resulting from resubmissions receiving lower grades or deemed not to have been authentic. Warranty expense recognized in the three and nine months ended March 31, 2020 was $173,000 and $330,000, respectively, as compared to $73,000 and $402,000, respectively, in the three and nine months ended March 31, 2019.

Dividends

In accordance with the Company’s current quarterly dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first, second, and third quarters of fiscal 2020 and 2019. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2. INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	June 30,
	2020	2019
Coins	$193	$173
Grading raw materials consumable inventory	3,755	3,070
	3,948	3,243
Less inventory reserve	(1,426)	(1,278)
Inventories, net	$2,522	$1,965

The inventory reserve represents a valuation allowance on certain items in our coins inventory based on the current market value of those coins and for our consumables inventories, based upon our review of the expected future usage of that inventory.

Estimated market value of coins can be subjective and can vary depending on market conditions for precious metals, the number of qualified buyers for a particular coin and the uniqueness and special features of a particular coin.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Coins grading reference sets	$68	$68
Computer hardware and equipment	2,629	2,325
Computer software	1,752	1,606
Equipment	5,561	5,131
Furniture and office equipment	1,082	944
Leasehold improvements	4,782	4,741
Trading card reference library	52	52
	15,926	14,867
Less accumulated depreciation and amortization	(8,968)	(7,608)
Property and equipment, net	$6,958	$7,259

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Warranty reserves	$726	$852
Professional fees	145	141
Other	872	880
	$1,743	$1,873

The following table presents the changes in the Company’s warranty reserve during the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31,
	2020	2019
Warranty reserve beginning of period	$852	$862
Provision charged to cost of revenues	330	402
Payments	(456)	(536)
Warranty reserve, end of period	$726	$728

5. INCOME TAXES

The income tax provisions in the three and nine months ended March 31, 2020, were determined based on estimated annual effective tax rates of approximately 28% and 24%, respectively, as compared to 25% and 26% in the three and nine months ended March 31, 2019. The higher effective tax rate in the three months ended March 31, 2020 reflects higher foreign losses in this year’s third quarter and the lower rate in the nine months reflects the release of valuation allowances for prior year losses in China. All periods were adjusted for excess tax benefits or deficiencies.

6. NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Weighted average shares outstanding: Basic	8,989	8,938	8,980	8,936
Dilutive effect of restricted shares	84	28	85	22
Weighted average shares outstanding: Diluted	9,073	8,966	9,065	8,958

There were no anti-dilutive unvested RSUs excluded from the computation of diluted income per share in the nine months ended March 31, 2020 as compared to 10,000 anti-dilutive unvested RSUs that were excluded from the computation in the nine months ended March 31, 2019. In addition, in the nine months ended March 31, 2020, 98,000 of unvested PSUs were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for the PSUs to vest.

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

For our continuing operations, we operate principally in three reportable service segments: coins, trading cards / autographs and other (which include our non-authentication and grading smaller businesses). Services provided by the coin and the trading cards / autographs segments include authentication, grading, publications, advertising and commissions earned and membership revenues. The other segment is comprised of CCE, Coinflation.com, Collectors.com, our collectibles trade show business and product sales.

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and nine months ended March 31, 2020 and 2019, respectively. Net identifiable assets are provided by business segment as of March 31, 2020 and June 30, 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenues from external customers:
Coins (1)	$9,707	$11,512	$31,389	$30,512
Trading cards / autographs	7,898	6,746	24,071	18,852
Other	1,118	1,213	2,929	3,306
Consolidated total revenue	$18,723	$19,471	$58,389	$52,670
Amortization and depreciation:
Coins	$384	$348	$1,130	$1,002
Trading cards / autographs	178	150	503	431
Other	83	112	259	357
Total	645	610	1,892	1,790
Unallocated amortization and depreciation	128	93	350	342
Consolidated amortization and depreciation	$773	$703	$2,242	$2,132
Stock-based compensation:
Coins	$51	$44	$165	$100
Trading cards / autographs	27	12	71	22
Other	11	9	30	24
Total	89	65	266	146
Unallocated stock-based compensation	255	187	683	574
Consolidated stock-based compensation	$344	$252	$949	$720
Operating income:
Coins	$2,079	$3,652	$8,697	$7,506
Trading cards / autographs	1,783	2,001	5,978	5,273
Other	351	285	883	959
Total	4,213	5,938	15,558	13,738
Unallocated operating expenses	(1,571)	(1,173)	(5,005)	(3,932)
Consolidated operating income	$2,642	$4,765	$10,553	$9,806

(1) Includes service revenues of $1.3 million and $6.5 million generated from outside the United States in the three and nine months ended March 31, 2020 as compared to $1.9 million and $5.2 million in the three and nine months ended March 31, 2019.

	March 31, 2020	June 30, 2019
Identifiable Assets:
Coins	$11,146	$9,398
Trading cards / autographs	4,362	3,753
Other	2,359	2,468
Total	17,867	15,619
Unallocated assets	31,835	22,074
Consolidated assets	$49,702	$37,693
Goodwill:
Coins	$515	$515
Other	1,568	1,568
Consolidated goodwill	$2,083	$2,083

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

9. LEASES

The Company has operating leases for office facilities and certain equipment. Our leases have remaining terms ranging from 1 year to 9 years, some of which included options to extend. We did not include options to extend in our determination of the valuation of our right-of-use (ROU) assets and lease liabilities, as it was not considered probable that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Some of our leases have variable payments of property taxes, insurance and common area maintenance, in addition to base rent. These variable payments are expensed when incurred and are recorded as variable rent expense.

Operating lease right-of-use assets and liabilities are measured using the present value of future minimum lease payments over the lease term. We applied our incremental borrowing rate based on the information available at the adoption date.

Information related to the Company’s total lease costs were as follows (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020

Operating lease cost	$534	$1,603
Variable lease cost	180	404
Total lease cost	$714	$2,007

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

Nine Months Ended March 31, 2020

Cash paid for operating lease liabilities	$1,741
Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020 (in thousands):

2020 (remaining 3 months)	$583
2021	2,323
2022	1,983
2023	1,646
2024	1,473
Thereafter	6,539
Total undiscounted future minimum lease payments	14,547
Less: Imputed interest	(2,386)
Total operating lease liabilities	$12,161
Current operating lease liabilities	$2,289
Long-term operating lease liabilities	9,872
Total operating lease liabilities	$12,161

As of March 31, 2020, we do not have additional finance or operating leases that have not yet commenced that would create significant obligations for us.

10. SUBSEQUENT EVENTS

Recent Developments: Coronavirus (COVID-19)

The COVID-19 outbreak in the United States caused us to close our operations from March 20, 2020 through April 15, 2020, at which time the Company resumed limited operations. The outbreak is expected to continue to negatively affect our businesses, financial condition and results of operations in the fourth quarter, and potentially even longer.

PPP Loan

On April 15, 2020, the Company received $4.2 million under the Federal Government’s Small Business Paycheck Protection Program (“PPP”). The Company fully repaid this loan on April 30, 2020.

Dividend

On May 1, 2020, in accordance with our dividend policy, the Board of Directors approved a fourth quarter cash dividend of $0.175 per share of common stock, which will be paid on May 29, 2020 to stockholders of record on May 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Fiscal 2019 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019, the section entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2 and the risk factor set forth below in section entitled “Risks Factors” in Item 1A of Part II of this report.

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

We principally generate revenues from the fees paid for our authentication and grading services. To a lesser extent, we generate revenues from other related services which consist of: (i) revenues from sales of advertising placed and commissions earned on our websites; (ii) sales of printed publications and collectibles price guides and sales of advertising in our publications; (iii) sales of membership subscriptions in our Collectors Club, which is designed primarily to attract interest in collectibles among new collectors; (iv) sales of subscriptions to our CCE dealer-to-dealer Internet bid-ask market for coins that have been authenticated and graded (or “certified”) and (v) the management and operation of collectibles trade shows and conventions. We also generate revenues from product sales which are comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, such product sales are neither the focus nor an integral part of our on-going revenue generating activities.

Recent Developments: Coronavirus (COVID-19)

The impact of COVID-19 on our business is evolving and its future effects are uncertain. Set out below is a summary of disclosures we have already made and what we believe at this time, will be the future effects on our business, financial condition and results of operations.

●	As we previously reported, on March 20, 2020 we shut down our authentication and grading operations in California as a result of state-wide “shelter-in-place” and “stay-at-home” orders by the Governor of California. As a result, in the quarter ended March 31, 2020 (which is typically our biggest revenue quarter of the year) our revenues declined by $0.7 million, or 4%, as compared to the third quarter of fiscal 2019 and as compared to a 19% growth in revenues in the first half of fiscal 2020. Furthermore, our operating income declined by $2.1 million, or 45%, as compared to the third quarter of fiscal 2019 and as compared to a 57% increase in operating income in the first half of fiscal 2020. Contributing to the decrease in operating income in this year’s third quarter was our decision to continue paying the salaries of all of our employees through March 31, 2020. We also reported, at the same time, that we expected that the COVID-19 outbreak and the business closures both within and outside of California would have a greater impact on our operating results for the fourth quarter and full fiscal year ending June 30, 2020.

●	Contributing to the decrease in third quarter 2020 revenues was a decrease in revenues from China to $0.7 million from $1.1 million in last year’s third quarter and from $2.0 million in this year’s second fiscal quarter. The decreases were due primarily to the closure of our business there in February 2020 in response to the outbreak there of the COVID-19 epidemic and the Chinese government’s imposition of significant travel and business restrictions designed to stop the spread of COVID-19. Due to a relaxation of those restrictions, we were able to resume limited operations in China operations in late February 2020. However, although our China operation, in the fourth quarter to date, is operating at a higher level of activity than in the third quarter, it will be difficult to ramp up our operations in China to pre-COVID-19 levels, for now, due to the continuing travel restrictions, that prohibit our U.S. coins experts travelling to China in support of authentication and grading events.

●	On April 15, 2020, we resumed our authentication and grading operations in California, albeit on a limited basis, in order primarily to assist dealers of investment assets, consisting of coins and other high-value collectibles, and our other customers in selling and increasing the liquidity of those assets. We also implemented enhanced measures to protect the health and safety of our returning employees and the community, which is our top priority. Those health and safety measures include a reconfiguration of our grading facility to permit social distancing throughout the day and continuing to have administrative and clerical personnel work remotely from their homes. As a result, we expect there to be inefficiencies in our business that did not exist prior to the COVID-19 outbreak, although we will minimize those inefficiencies by operating with multiple shifts and making extra space available to operations personnel that was previously used by the clerical personnel that are working remotely.

●	There is uncertainty as to the level of authentication and grading submissions that will be received in the fourth quarters and possibly future quarters, as we stopped accepting submissions for authentication and grading services, while the U.S. business was closed. Therefore, overall there may be a decline in submissions in our fourth fiscal quarter ending June 30, 2020. However, at the end of this year’s third quarter, we had a record backlog, primarily comprised of trading cards and autographs previously submitted to us for authentication and grading, that will support us in ramping up our operations in the fourth quarter. In addition, our collectibles markets have a track record of resiliency during difficult times such as the 2008 financial crisis and the post 9/11 period.

●	In the past, we have earned higher average service fees for onsite authentication and grading activities at coin and to a lesser extent, trading card trade shows. We expect to see cancellations and postponement of trade shows for an extended period, due to social distancing issues and continuing travel restrictions, which we expect will cause declines in those revenues. However, we may be able to conduct smaller U.S. coin authentication and grading events and redirect some trade show submissions to our California operations facility, for authentication and grading.

●	As of March 31, 2020, we had $22.2 million of cash and cash equivalents and $15 million of available borrowings under our revolving bank line of credit. We expect to experience a net usage of cash in this year’s fourth quarter. However, management is focused on ramping up activities as we progress through the fourth quarter to minimize that reduction. In addition, our cash could decrease if we experience any on-going material decreases in our revenues and operating income and our borrowing availability will decrease as profitability decreases.

●	We did not experience any major supply chain issues in the third quarter ended March 31, 2020 or during the first month of the fourth quarter ending June 30, 2020, as most of our key suppliers are based locally. However, although we do not expect to experience any major supply chain issues, it is too early to predict, whether or not, that will continue to be the case as we progress through the fourth quarter.

●	The Company continues to carry goodwill of $2.1 million on its balance sheet at March 31, 2020 related to our CCE on-line subscription business, the CoinFacts coin information website and the Expos trade show business. We believe that the goodwill related to our Expos Long Beach trade show business may be exposed to the risk of decline arising from the COVID-19 disruption and potential cancellations of shows but it is too early to determine if that decline is long-term and therefore, for now, we have concluded there is no goodwill impairment in that business. We also have considered the risk of impairment of other long-term assets, including our facility leases and we do not consider there to be a material risk of such impairments.

●	We continue to exercise judgment around the carrying values of short-term current assets, including accounts receivable, inventory and prepaids in light of the closures of the businesses of many of our customers and the cancellation and postponements of trade shows. Most of our larger receivable balances are from well-established mostly coin dealers and while we may need to exercise some level of flexibility with regards to the timing of payment from those customers, we have not experienced any bad debts at this time. For the most part, those dealers rely on the Company’s expertise to conduct their business and therefore, we are typically a priority vendor for payment by our larger customers. We consider the inventory and prepaid amount recoverable at this time.

●	There were no material changes in internal controls arising from the closure of our domestic operations between March 20, 2020 and March 31, 2020, nor from personnel working remotely from home.

Overview of the Operating Results for the Three and Nine Months Ended March 31, 2020

The following table sets forth comparative financial data for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues	$18,723	100.0%	$19,471	100.0%	$58,389	100.0%	$52,670	100.0%
Cost of Revenues	8,771	46.8%	7,827	40.2%	25,405	43.5%	21,982	41.7%
Gross Profit:	9,952	53.2%	11,644	59.8%	32,984	56.5%	30,688	58.3%
Selling and marketing expenses	2,471	13.2%	2,509	12.9%	7,592	13.0%	7,803	14.8%
General & administrative expenses	4,839	25.9%	4,370	22.4%	14,839	25.4%	13,079	24.9%
Operating income	2,642	14.1%	4,765	24.5%	10,553	18.1%	9,806	18.6%
Interest and other income (expense), net	38	0.2%	(4)	-	112	0.2%	(146)	(0.3)%
Income before provision for income taxes	2,680	14.3%	4,761	24.5%	10,665	18.3%	9,660	18.3%
Provision for income taxes	753	4.0%	1,202	6.2%	2,511	4.3%	2,489	4.7%
Net income	1,927	10.3%	$3,559	18.3%	$8,154	14.0%	7,171	13.6%

Net income per diluted share	$0.21		$0.40		$0.90		$0.80

Net revenues decreased by $0.7 million, or 4%, in this year’s third quarter due to the disruption of our operations as a result of COVID-19, as discussed above. The decreased revenues in this year’s third quarter comprised of increased cards/autographs revenues of $1.2 million, or 17%, offset by a $1.8 million, or 16% decrease in coin revenues. The increased cards / autographs revenues in the third quarter reflected that business operating at a higher level of revenues throughout fiscal year 2020 as compared to fiscal 2019, although that growth was curtailed by the closure of our U.S. operations in March 2020.

In the nine months ended March 31, 2020, net revenues increased by $5.7 million or 11% and primarily comprised of increases in cards / autograph revenues of $5.2 million or 28% and $0.9 million in coin revenues, related to China.

As a result of the disruption and closure of our businesses in the third quarter, the relatively fixed nature of our cost structure and the decision to continue paying all of our employees through March 31, 2020, while our businesses were closed due to COVID-19, operating income was $2.6 million in this year’s third quarter as compared to $4.8 million in the third quarter of fiscal 2019.

In the nine months ended March 31, 2020, operating income increased to $10.6 million from $9.8 million in the nine months ended March 31, 2019, reflecting the increased revenues and improved operating results in the first half of the year, prior to the outbreak of COVID-19.

These changes, as well as other factors affecting our operating results in the three and nine months ended March 31, 2020, are described in more detail below. See “Results of Operations for the Three and Nine Months Ended March 31, 2020, as compared to the Three and Nine Months Ended March 31, 2019”.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 88% and 90%, respectively, of our revenues in the three and nine months ended March 31, 2020. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of coins and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and other collectibles by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins and other collectibles to us for authentication and grading at those times when they are in the market to sell or buy coins and the other high-value collectibles, that we authenticate and grade.

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

Our revenues and gross profit margin are also affected by the number of coin authentication and grading submissions we receive at collectibles trade shows, where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. The number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by short-term changes in the price of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows. See Recent Developments: Coronavirus (COVID-19) above which discusses the expected impact on trade show revenues, resulting from COVID-19.

Our top five customers accounted, in the aggregate, for approximately 11% and 9% of our total revenues in the three and nine months ended March 31, 2020, respectively, as compared to 13% and 11% of revenues in the same respective periods of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Due to submissions mix issues discussed above, the number of units authenticated and graded can vary by period between coins, and cards / autographs. In addition, revenue generated in a period will vary based on the mix of coins, and cards / autographs authenticated and graded and the average service fees (“ASP”) we charge for such services. As discussed above, generally, ASPs are higher for coins than for cards / autographs and for vintage units than for modern units.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and ability to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth, and growing consumer and business confidence and from other investments to gold during periods of economic uncertainties and decreases in disposable income and declines in consumer and business confidence. We will monitor the impact of COVID-19 and the decline in economic activity on our businesses over the coming months.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations. However, due to the disruptions of our businesses and those of many of our customers as a result of COVID-19, we expect to experience a net usage of cash and cash equivalents during the fourth quarter and possibly into the future quarters as we ramp up our operations.

In addition to the operating performance of our businesses, and in particular our coin and cards and autographs businesses, which accounted for approximately 95% of our revenues in the nine months ended March 31, 2020, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in and to fund the acquisition of established and/or early stage businesses and any capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances back to the United States from China, due to exchange control regulations in China, although at this time we do not have significant cash in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, effective March 10, 2020 the Company now has a $15,000,000 two-year unsecured revolving credit line through March 2022.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings available under our increased credit line will be sufficient to fund our continuing operations at least through the end of March 2021.

Critical Accounting Policies and Estimates

During the three and nine months ended March 31, 2020 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2019 10-K except for Leases as discussed below. Readers of this report are urged to read that Section of the Fiscal 2019 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Condensed Consolidated Balance Sheet at March 31, 2020, included elsewhere in this report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. There was no material impact on the Company’s operating results arising from the adoption of this new guidance. See “Note 9-Leases” to the condensed consolidated financial statements, included elsewhere in this report, for additional information. As a result of COVID-19, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments or charges, required at March 31, 2020.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the nine months ended March 31, 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

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

Product Sales: Product sales consist primarily of sales of collectibles coins that we have purchased pursuant to our coin authentication and grading warranty program. We recognize revenues from coin sales when the coins are shipped or delivered to customers or if the coins are sold through auction, when the auction settles. However, those sales are not considered to be the focus of nor an integral part of the Company’s ongoing revenue generating activities.

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2020, we recognized $445,000 and $2,948,000, respectively, in revenue from the deferred revenue balance of $3,428,000 at June 30, 2019.

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

During the first quarter ended September 30, 2019, we completed the annual goodwill impairment assessments with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over their carrying values in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to the two-step impairment test.

As results of COVID-19, we reviewed goodwill for impairment and concluded that as of March 31, 2020, there were no permanent declines in those business assets at this time that would require a goodwill impairment to be recognized.

Stock-Based Compensation

We recognize stock-based compensation attributable to service-based equity grants (“RSUs”) over the service period based on the grant date fair values of the awards. For performance-based equity grants (“PSUs”) with financial performance goals, we begin recognizing compensation expense based on their respective grant date fair values, if and when, it becomes probable that we will achieve the financial performance goals.

Restricted Stock Awards: CEO Awards

To create incentives for the Company’s CEO, Joseph J. Orlando to remain in the Company’s service and to focus efforts in increasing revenues, on March 16, 2020, the Company granted Mr. Orlando a total of 32,278 restricted shares at target, comprising 16,139 RSUs and 16,139 PSUs.

The RSUs will vest in three equal annual installments on March 16, 2021, 2022, and 2023, respectively with the vesting of each annual installment contingent on Mr. Orlando remaining in the continuous service of the Company, through the vesting date of that installment.

The PSUs will vest in three equal installments based on the annual revenue performance of the business in fiscal years ending June 30, 2020, 2021 and 2022, respectively, and Mr. Orlando remaining in the continuous service of the business through those vesting dates. Threshold, target and maximum revenue goals have been established for fiscal 2020. At maximum performance, an additional 25% of that year’s PSUs will be earned. Threshold, target and maximum performance goals will be established for fiscal years 2021 and 2022 PSUs in those respective years, which will give rise to grant dates for expense recognition purposes.

Stock-based compensation expense related to these grants was $15,000 in the three and nine months ended March 31, 2020.

Restricted Stock Awards: 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 25,952 and 44,763 RSUs were granted in fiscal 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, any then unvested RSUs will be forfeited.

Fiscal 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021 and 2022, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum), respectively, to LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of Company net cash flow goals on an annual basis for performance periods, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for each Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal years 2020 and 2019. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs and June 30, 2022 for the fiscal 2020 PSUs, and the threshold net cash flows goal must be achieved in at least one of the years, in the three year Performance Period. Stock-based compensation expense of $109,000 and $295,000 was recognized in the three and nine months ended March 31, 2020 respectively, for these PSUs as compared to $35,000 and $45,000 in the same respective periods of the prior year, for the 2019 PSUs.

Total stock-based compensation expense in the three and nine months ended March 31, 2020 was $344,000 and $949,000, respectively, as compared to $252,000 and $720,000, in the three and nine months ended March 31, 2019.

Results of Operations for the Three and Nine Months Ended March 31, 2020 as compared to the Three and Nine Months Ended March 31, 2019

See Recent Developments: Coronavirus (COVID-19) in conjunction with the following discussions:

Net Revenues

Net revenues consist primarily of fees that we generate from the authentication and grading of collectibles, including coins, trading cards and autographs, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, product revenues from the sales of primarily coins, that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following tables set forth the information regarding our net revenues for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$16,543	88.4%	$17,307	88.9%	$(764)	(4.4)%
Other related revenues	2,180	11.6%	2,164	11.1%	16	0.7%
Total revenues	$18,723	100.0%	$19,471	100.0%	$(748)	(3.8)%

	Nine Months Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Authentication and grading fees	$52,409	89.8%	$46,335	88.0%	$6,074	13.1%
Other related revenues	5,980	10.2%	6,335	12.0%	(355)	(5.6)%
Total revenues	$58,389	100.0%	$52,670	100.0%	$5,719	10.9%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$8,475	45.2%	$9,659	49.6%	$(1,184)	(12.3)%
China	692	3.7%	1,059	5.4%	(367)	(34.7)%
France & Hong Kong	540	2.9%	794	4.1%	(254)	(32.0)%
Total Coins	9,707	51.8%	11,512	59.1%	(1,805)	(15.7)%
Cards and autographs (1)	7,898	42.2%	6,746	34.6%	1,152	17.1%
Other (2)	1,118	6.0%	1,213	6.3%	(95)	(7.8)%
	$18,723	100.0%	$19,471	100.0%	$(748)	(3.8)%

	Nine Months Ended March 31,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$25,191	43.1%	$25,303	48.0%	$(112)	(0.4)%
China	3,956	6.8%	2,814	5.3%	1,142	40.6%
France & Hong Kong	2,242	3.9%	2,395	4.6%	(153)	(6.4)%
Total Coins	31,389	53.8%	30,512	57.9%	877	2.9%
Cards and autographs (1)	24,071	41.2%	18,852	35.8%	5,219	27.7%
Other (2)	2,929	5.0%	3,306	6.3%	(377)	(11.4)%
	$58,389	100.0%	$52,670	100.0%	$5,719	10.9%

(1)	Consists of revenues from our PSA trading card authentication and grading business (including Japan) and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and product sales.

In the three months ended March 31, 2020, our total service revenues decreased by $748,000, or 3.8%, to $18,723,000, from $19,471,000 in the three months ended March 31, 2019. That decrease was primarily attributable to a decline of $764,000, or 4.4%, in authentication and grading fees and comprised an increase of $1,115,000, or 17.7%, in cards / autographs fees offset by a decrease of $1,879,000, or 17.1%, in coin fees, as discussed in more detail below.

In the nine months ended March 31, 2020, our total service revenues increased by $5,719,000, or 10.9% to record nine months revenues of $58,389,000, from $52,670,000 in the nine months ended March 31, 2019. That increase was attributable to an increase of $6,074,000, or 13.1%, in authentication and grading fees, partially offset by a $355,000 or 5.6% decrease in other related services revenue. The increase in authentication and grading fees was attributable to an increase of $5,200,000, or 29.8% in cards /autographs fees and an increase of $874,000, or 3.0% in coin fees, in China.

Revenues from our trading cards / autographs business continued to show consistent growth in this year’s third quarter, although that revenue growth was curtailed by COVID-19. Those revenues increased by 17% in this year’s third quarter as compared to 28% in the nine months and represented record third quarter revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 38 of the last 39 quarters.

The increased revenues from China in the nine months ended March 31, 2020, reflected an improved revenue performance in our China business in the first half of the year, prior to the outbreak of COVID-19. As discussed under Recent Developments: Coronavirus COVID-19, our China operation is currently operating at a higher level of activity than in the third quarter, although there will be a continuing adverse effect on its revenue growth, while travel restrictions apply.

Changes in U.S. coin fees in its three months ended March 31, 2020, as compared to the three months ended March 31, 2019, reflected lower vintage and show fees due to COVID-19 and lower modern fees as a result of COVID-19 and the absence of revenues attributable to a similar program to the third quarter of fiscal 2019’s Apollo program. Changes in U.S. coin fees in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, reflected higher vintage and modern coin fees which were offset by lower trade show fees, for the most part reflecting two less shows in the year’s nine months (one of which was cancelled due to COVID-19).

Our coin and cards and autographs authentication and grading businesses represented approximately 95% of total revenues in the nine months ended March 31, 2020 reflecting the continued importance of those two businesses to our overall financial performance.

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

Set forth below is information regarding our gross profit in the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$9,952	53.2%	$11,644	59.8%	$32,984	56.5%	$30,688	58.3%

As indicated in the above table, our gross profit margins were 53.2% and 56.5% in the three and nine months ended March 31, 2020, respectively, as compared to 59.8% and 58.3%, respectively, in the same periods of the prior year. The gross profit margin in the three and nine months ended March 31, 2020, reflects the effects of COVID-19, including the decision to continue paying all personnel through March 31, 2020, despite the closures of our businesses during the quarter. Our coins gross profit margin was down in the third quarter but was up slightly in the nine months period. Our cards/autographs gross profit margins were down in both the three and nine month periods and in addition to COVID-19, also reflected the buildup of capacity to address the record backlog in that business. As previously reported, there can be on-going variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2019, our quarterly gross profit varied between 54% and 64%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development personnel and incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Selling and marketing expenses	$2,471	$2,509	$7,592	$7,803
Percent of net revenue	13.2%	12.9%	13.0%	14.8%

As indicated in the above table, selling and marketing expenses were 13.2% and 13.0% of revenues in the three and nine months ended March 31, 2020, respectively, as compared to 12.9% and 14.8%, respectively, in the same periods of the prior year. In absolute dollars, selling and marketing expenses in the current year three and nine months periods, were substantially unchanged from the respective prior year periods, due to lower coin business development costs incurred at our overseas coin businesses, and lower U.S. trade show costs due to fewer shows, which for the most part were offset by higher sales and marketing expenses in our growing cards/autographs business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation expense, legal and litigation related expenses, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
General and administrative expenses	$4,839	$4,370	$14,839	$13,079
Percent of net revenue	25.9%	22.4%	25.4%	24.9%

As indicated in the above table, G&A expenses were 25.9% and 25.4% of revenues in the three and nine months ended March 31, 2020, respectively, as compared to 22.4% and 24.9%, respectively in the same corresponding periods of the prior year. The dollar increase in G&A expenses in this year’s third quarter of $469,000, primarily reflected higher consulting and outside service expenses of $138,000, (focused on improving our operational processes and productivity), higher non-cash stock-based compensation costs of $110,000 in connection with the Company’s’ LTIP programs and higher depreciation and amortization expense of $67,000. The increase in G&A expenses in the nine months of $1,760,000, included higher payroll related costs of $605,000 (which was inclusive of higher performance based incentive costs of $237,000 in connection with the improved operating performance of the business, of which certain of those incentive costs are based on an individual’s areas of responsibility), higher litigation and pre-litigation expenses of $342,000, higher non-cash stock based compensation of $252,000 in connection with the Company’s LTIP programs and higher consulting and outside service costs, for the same reasons as discussed above in the three months ended March 31, 2020. Also see Critical Accounting Policies: Stock-Based Compensation above.

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, included elsewhere in this report and Critical Accounting Policies and Estimates: Stock-Based Compensation above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Included In:	2020	2019	2020	2019
Selling and marketing expenses	$-	$18	$29	$52
General and administrative expenses	344	234	920	668
	$344	$252	$949	$720

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $2,058,000 related to unvested stock-based equity awards outstanding at March 31, 2020 which represents the expense currently expected to be recognized through June 30, 2023, on the assumption that the holders of the equity awards will remain in the Company’s service through that date. The amounts do not include the costs or effects of (i) possible grants of additional stock-based compensation awards in the future, (ii) PSUs granted in December 2017 under the 2018 LTIP as it is not considered probable that any of those shares will vest and (iii) PSUs granted under the 2019 LTIP and 2020 LTIP for which grant dates are to be established in fiscal 2021 and 2022 (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (remaining 3 months)	$421
2021	1,091
2022	462
2023	84
$2,058

Income Tax Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In Thousands)
Provision for income taxes	$753	$1,202	$2,511	$2,489

The income tax provisions in the three and nine months ended March 31, 2020, were determined based on estimated annual effective tax rates of approximately 28%, and 24%, respectively as compared to 25% and 26%, respectively, for the three and nine months ended March 31, 2019. The higher effective tax rate in the three months ended March 31, 2020 reflects higher foreign losses in this year’s third quarter and the lower rate in the nine months reflects the release of valuation allowances for prior year losses in China. All periods were adjusted for excess tax benefits or deficiencies.

Liquidity and Capital Resources

See Recent Developments: Coronavirus (COVID-19) in conjunction with the discussion below:

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

At March 31, 2020, we had cash and cash equivalents of approximately $22,211,000, as compared to cash and cash equivalents of $19,225,000 at June 30, 2019. As discussed below, at March 31, 2020, we had borrowings of approximately $1.9 million outstanding under our Term Loan, and we had $15 million of availability under our Revolving Line of Credit as of March 31, 2020.

Cash Flows

Cash Flows from Continuing Operations. During the nine months ended March 31, 2020 and 2019, net cash provided by operating activities was $10,325,000 and $11,930,000, respectively. The lower cash provided by operating activities in the nine months ended March 31, 2020, reflects the improved operating results of our businesses in that period, as adjusted for non-cash expenses and changes in working capital.

Cash used by Investing Activities. Investing activities used cash of $2,050,000 and $1,506,000 in the nine months ended March 31, 2020 and 2019, respectively. In the nine months ended March 31, 2020, we used $1,086,000 for capital expenditures and $963,000 for capitalized software costs. In the nine months ended March 31, 2019, we used $749,000 for capital expenditures and $787,000 for capitalized software costs.

Cash used in Financing Activities. In both the nine months ended March 31, 2020 and 2019, respectively, financing activities used net cash of $5,289,000, which in the nine months ended March 31, 2020, comprised cash dividends paid to stockholders of $4,727,000 and principal repayments under our Term Loan of $562,000. In the nine months ended March 31, 2019, cash used in financing activities comprised $4,914,000 of cash dividends paid to stockholders and principal repayments under our Term Loan of $375,000.

Outstanding Financial Obligations

Lease Obligations

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility through September 30, 2028. As of March 31, 2020, the remaining aggregate minimum rent obligation over the remaining term of the lease was approximately $12.3 million.

We also lease smaller offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum rent obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices in Hong Kong, which commenced in July 2018, with aggregate minimum obligations over the term of that lease of approximately $625,000.

At March 31, 2020, future minimum lease payments under the lease agreements (including short-term leases) associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2020(remaining 3 months)	$604
2021	2,460
2022	2,031
2023	1,662
2024	1,473
Thereafter	6,541
$14,771

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan from a commercial bank. In October 2018, the Company began repaying the then loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500 or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (described below) (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with its loan covenants at March 31, 2020.

At March 31, 2020, the Company had $1,875,000 of outstanding borrowings under the loan of which $750,000 was classified as a current liability and $1,125,000 was classified as a long-term liability in the consolidated condensed balance sheet at March 31, 2020, included elsewhere in this report.

Revolving Credit Line. On March 10, 2020 the Company amended and increased its $10 million unsecured revolving credit line (the “Credit Line”) to $15 million and extended the term for two years through March 2022. The Company is entitled to obtain borrowings at such times and in amounts as it may request as supported by an EBITDA calculation for the last four quarters, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $15 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings will bear interest, at the Company’s option, at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $6 million.

The loan agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio as discussed above and certain other covenants typical for this type of credit line. At March 31, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at March 31, 2020 however, there were no borrowings outstanding under the line of credit at March 31, 2020, or June 30, 2019.

Dividends. Our current dividend policy calls for us to pay quarterly cash dividends of $0.175 per share of common stock to our stockholders, for an expected total annual cash dividend of $0.70 per common share. On May 1, 2020, the Board of Directors, in accordance with our dividend policy, approved a cash dividend for this year’s fourth quarter of $0.175 per share of common stock, which will be paid on May 29, 2020 to stockholders of record on May 15, 2020.

The declaration of cash dividends in the future, pursuant to our current dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that the Board of Directors will not decide to reduce the amount, or suspend or discontinue the payment, of cash dividends in the future.

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and possibly also borrowings under line of credit (i) to fund the business as we ramp up operations, (ii) to introduce new collectibles related services and initiatives for our existing and new customers (iii) to fund the future expansion of our business (domestically and internationally); (iv) to fund future capital expenditures and working capital requirements; (v) to fund possible start-ups or acquisitions of businesses; (vi) to fund repayments under the term loan; (vii) to fund the payment of cash dividends; and (viii) for other general corporate purposes.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At March 31, 2020, we had $22,211,000 in cash and cash equivalents, of which, $19,552,000 was invested in money market accounts, and the balance of $2,659,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,615,000 at March 31, 2020, of which $1,113,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 that we filed with the SEC on August 28, 2019, except as follows:

The COVID-19 pandemic has led to mandated business closures and “shelter-in-place” and “stay-at home” orders which have caused an economic downturn in the United States and created significant disruptions in the capital markets, as well as a tightness in the credit market. The extent of the impact of the COVID-19 pandemic on our operational and financial performance and financial condition will primarily depend on future developments, including the duration and spread of the pandemic and actions that are taken by the U.S. government, and state and local government officials, to prevent disease spread, all of which are uncertain and cannot be predicted.

It is expected that at least some of our customers, which have had to close their businesses due to the COVID-19 outbreak and “stay-at home” orders, will be unable, at least until the “stay-at home” orders are lifted, to submit collectibles to us for authentication and grading in the volumes that they had submitted to us in periods prior to the COVID-19 outbreak. As a result, we currently expect that revenues will decline at least in the fourth quarter ending June 30, 2020 and possibly in subsequent quarters, if the duration of COVID-19 continues into the second-half of the calendar year ending on December 31, 2020. Also, our revenues, cash flows and liquidity could be negatively affected if collectibles trade shows continue to be cancelled or are postponed to later dates, primarily because in periods prior to the COVID-19 outbreak, we generated substantial revenues and higher average service fees from authentication and grading of coins and other collectibles at such trade shows. If these conditions were to negatively impact our revenues and increase our operating expenses, our cash and cash equivalent balances would decrease, and we would encounter decreases in the availability of borrowings under our revolving line of credit. Moreover, there is no assurance that, if the need arises, we will be able to obtain additional borrowings at favorable terms, if at all.

Beginning on April 15, 2020, we resumed our coin, trading card and memorabilia authentication and grading operations, albeit on a limited basis, primarily to assist dealers of investment assets, consisting of coins and other high-value collectibles, and our other customers in selling and increasing the liquidity of those assets. We also implemented enhanced health and safety measures at our authentication and grading facility that are based on recommendations of the CDC, in order to protect the health and safety of our employees and the community, which is our top priority.

The implementation of those health and safety measures is enabling us to bring back to work more of our authentication and grading employees to meet anticipated increases in the demand for our services from customers. However, there is no assurance that the short-term costs of resuming operations will not exceed the revenues that are generated by that resumption, or that our operations will not be disrupted once again if any returning employees become ill with, or are even suspected of having COVID-19, because that could require us to quarantine the affected employees, seek COVID-19 testing for our other employees who had worked in close proximity to the affected employees and close and disinfect our authentication and grading facility, which could negatively affect our business and could, potentially, have a material adverse effect on our results of operations, liquidity and financial condition.

We expect to experience a net usage of cash from our operations in the fourth quarter of fiscal 2020 and, therefore, a decline in our cash resources. Moreover, as a result of the COVID-19 epidemic and the resulting economic downturn in the United States, accounts receivable and past due accounts could increase and the Company’s liquidity and ability to use its revolving credit line could be negatively impacted. If the economic weakness and tightness in the credit markets worsen, the Company’s profitability and related cash generation capability could be adversely affected.

If the COVID-19 epidemic persists and, for that reason or any other reason, we are not able to resume our operations to a level to offset significant declines in our cash and cash equivalent balances and our ability to borrow under our line of credit, it may become necessary for us: (i) to reduce the Company’s cost structure, to a level more in line with our short-term revenue expectations, which may require reductions in employee salaries and furloughs or lay-offs of some Company personnel and (ii) to reduce the amount, or suspend the payment, of cash dividends. In this situation we may be required to recognize impairments in goodwill and other long-term assets and our internal controls over financial reporting may weaken. Furthermore, a continued decline in business conditions could negatively impact our ability to obtain additional capital or secure other sources of borrowings and lead to declines in our stock price.

ITEM 5	Other Information

Declaration of Quarterly Dividend.

On May 1, 2020, in accordance with our dividend policy, the Board of Directors had approved a fourth quarter cash dividend of $0.175 per share of common stock, which will be paid on May 29, 2020 to stockholders of record on May 15, 2020.

The declaration of future cash dividends, pursuant to the Company’s dividend policy, is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company. For these reasons, as well as others, there can be no assurance that dividends in the future will be equal or similar in amount to the amount of this latest quarterly dividend or that the Board of Directors will not decide to suspend or discontinue, altogether, the payment of cash dividends in the future.

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

COLLECTORS UNIVERSE, INC.

Date:	May 6, 2020	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:	May 6, 2020	By:	/s/ JOSEPH J. WALLACE
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