Form 10-K
period 2020-06-30
COLLECTORS UNIVERSE INC
filed 2020-08-26
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number: 1-34240

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the outstanding shares of registrant’s common stock held by registrant’s non-affiliates, based on the closing price of registrant’s common stock on December 31, 2019 (the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market on that date, was approximately $204,461,000. Shares of registrant’s common stock held by its executive officers and directors have been excluded from this calculation as such persons may be deemed to be affiliates. The determination of affiliate status for this purpose does not reflect a determination that any of such persons is an affiliate of the registrant for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Set forth below is the number of outstanding shares of registrant’s common stock, as of the latest practicable date.

Class	As of August 21, 2020
Common Stock $.001 Par Value	9,239,911

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K (the “Annual Report”) are incorporated by reference from registrant’s Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before October 28, 2020, for its 2020 Annual Meeting of Stockholders. Other information contained in that Proxy Statement and any other related solicitation materials are not deemed to be incorporated into or filed as part of this Annual Report.

COLLECTORS UNIVERSE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K (the “Annual Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements contain estimates or predictions about or forecasts of our future financial condition and operating results and trends in our business and markets. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, those statements are necessarily based on current information available to us. Therefore, the information contained in the forward looking statements in this Annual Report are subject to change due to (i) future events and circumstances of which we are not currently aware and (ii) to a number of risks and uncertainties that could cause our future financial condition or operating results to differ significantly from those expected at the current time as described in those forward-looking statements, including the continuing impact that the Coronavirus (“COVID-19”) may have on our business, financial condition and results of operations. Those known risks and uncertainties are described in ITEM 1A in Part I of this Annual Report under the caption “RISK FACTORS,” and in ITEM 7 in Part II of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, readers of this Annual Report are urged to read the cautionary statements and risk factors contained in this Annual Report. Also, our actual results in the future may differ from the results expressed in the forward-looking statements included in this Annual Report, due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results. Due to all of these uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law or the applicable rules of the NASDAQ Global Market.

-----------------------

References in this Annual Report to “Collectors Universe”, “we”, “us”, “our”, “management” and the “Company” refer to Collectors Universe, Inc., a Delaware Corporation, and its consolidated subsidiaries.

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

We generate revenues principally from the fees paid for our authentication and grading services. To a much lesser extent, we generate revenues from other related service revenues, which consist of (i) the sale of advertising and click-through commissions earned on our websites, (ii) the sale of printed publications and collectibles price guides and advertising in such publications; (iii) the sale of membership subscriptions in our Collectors Club, which is designed to attract interest in high-value collectibles among new collectors; (iv) the sale of subscriptions to our Certified Coin Exchange (CCE) dealer-to-dealer Internet bid-ask market for certified coins, which offers a comprehensive one-stop source for historical U.S. numismatic information and value-added content; and (v) collectibles trade shows that we operate, at which primarily coins are exhibited and are bought and sold by collectibles dealers and collectors. We also generate revenues from sales of our collectibles inventory, which is comprised primarily of collectible coins that we have purchased under our coin grading warranty program; however, those sales are not the focus, and we do not consider them to be an integral part of, our ongoing revenue-generating activities.

We have developed some of the leading brands in the collectibles markets in which we conduct our business:

●	“PCGS” (Professional Coin Grading Service), which is the brand name for our independent coin authentication and grading service;

●	“PSA” (Professional Sports Authenticator), which is the brand name for our independent sports and trading cards authentication and grading service and;

●	“PSA/DNA” (PSA/DNA Authentication Services), which is the brand name for our independent authentication and grading service for vintage autographs and memorabilia.

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

We began offering our PCGS coin authentication and grading services in 1986 and, from inception through the fiscal year ended June 30, 2020, we have authenticated and graded approximately 44 million coins. In 1991, we launched our PSA trading cards authentication and grading service and through June 30, 2020, had authenticated and graded approximately 37 million trading cards. In 1999, we launched our PSA/DNA vintage autograph authentication business and in June 2004 we extended that business by introducing vintage autograph grading services to dealers and collectors of autographed sports memorabilia.

Our revenues are comprised principally of our authentication and grading service fees. Those fees ranged from $1 to $10,300 but averaged $13.98 per item, based primarily on the type of collectible authenticated or graded, the turnaround times and the specific service selected by the customer. We charge higher fees for faster turnaround times. In fiscal 2020, our coin authentication and grading fees ranged from $1 to $10,300, and averaged $18.82, per coin. In the case of trading cards, in fiscal 2020, the authentication and grading fees ranged from approximately $1 to $5,000 and averaged $10.27, per trading card. As a general rule, collectibles dealers and, to a lesser extent, individual collectors, request faster turnaround times and, therefore, generally pay higher fees for more valuable, older or “vintage” collectibles than they do for modern collectibles. See Management’s Discussion and Analysis of Financial Condition and Results of Operations: Factors that can Affect our Revenues below.

Industry Background

The primary determinants of the prices of, and the willingness of sellers, buyers and collectors to purchase high-value or high-priced collectibles, are their authenticity, quality and rarity. The authenticity of a collectible relates not only to the genuineness of the collectible, but also to the absence of any alterations or repairs that may have been made to hide, damage or to restore the item. The quality of a collectible relates to its state of preservation relative to its original state of manufacture or creation. The rarity of a collectible relates to its uniqueness and depends primarily on the number of identical collectibles of equivalent or better quality that become available for purchase from time to time. With regard to value, confirmation of authenticity generally is required before a buyer is willing to proceed with a purchase of a high-priced collectible. Quality and rarity directly affect value and price, with higher quality and rare collectibles generally attracting dramatically higher prices than those of lower quality and lesser rarity. Even a relatively modest difference in quality can translate into a significant difference in perceived value and, therefore, in price.

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

High-value collectibles have been traditionally marketed at retail by dealers through direct mail, catalogues, price lists and advertisements in trade publications, and sold and purchased by them at collectibles shows, auction houses and local dealer shops. These markets were highly inefficient because:

●	they were fragmented and localized, which limited both the variety of available collectibles and the number of potential buyers;

●	transaction costs were often relatively high due to the number of intermediaries involved;

●	buyers usually lacked the information needed to determine the authenticity and quality and, hence the value, of the collectibles being sold; and

●	buyers and sellers were vulnerable to fraudulent practices because they had to rely on the dealers or other sellers for opinions or representations as to authenticity, quality and rarity.

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

These conditions created a need and the demand for independent authentication and grading services from which sellers, purchasers and collectors could obtain:

●	determinations, from independent, third-party experts, of the authenticity of the high-value collectibles that are sold and purchased by dealers and collectors, particularly “sight-unseen” or over the Internet;

●	representations of quality based on uniform standards consistently applied by independent, third-party experts; and

●	authoritative information, compiled by a credible third party, to help purchasers and collectors understand the factors that affect an item’s perceived value and price, including:

—	its rarity;
—	its quality or grade; and
—	its historical and recent selling prices.

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

Our Services

PCGS Coin Authentication and Grading Services. Recognizing the need for third-party authentication and grading services, we launched Professional Coin Grading Service in 1986. PCGS employs or retains the services of expert coin graders, who are independent of coin buyers and sellers, to provide impartial authentication and grading services. We also established uniform standards of quality measured against an actual “benchmark” set of coins kept at our offices. We place each coin that we authenticate and grade in a tamper-evident, clear plastic holder which bears our logo, so that any prospective buyer will know that it is a PCGS authenticated and graded coin. We also provide a warranty as to the accuracy of our coin authentication and grading determinations. As of June 30, 2020, we employed or retained the services of 39 coin experts who have an average of 11 years of service with the Company.

By providing an independent assessment by coin experts of the authenticity and quality of coins, we believe that PCGS has increased the liquidity of the trading market for collectible coins. Following the introduction of our independent, third-party authentication and grading service, buyer confidence, even between dealers, increased to such a degree that coins authenticated and graded by PCGS were able to be traded “sight-unseen.” In 1990, a dealer market was developed, known as Certified Coin Exchange, (“CCE”) on which coin dealers trade rare coins “sight-unseen.” We acquired CCE in 2005.

Our coin authentication and grading services have facilitated the development of a growing Internet or “virtual” marketplace for collectible coins. A prospective buyer, who might otherwise be reluctant to purchase a high-priced coin listed “sight-unseen” on the Internet, is able to rely on a PCGS certification, as well as authoritative information about the coin that is accessible on our website or smartphone applications, in deciding whether or not to bid and in determining the amount to offer for the coin. As a result, to enhance the marketability of higher-priced coins, many sellers submit their coins to PCGS for authentication and grading. That enables the sellers to include, in their Internet sales listings, digital images of the coins in their tamper-evident, clear plastic holders, which identify the coins as having been authenticated and graded by PCGS, as well as their PCGS-assigned grades. We also provide a range of authoritative content on coin collecting to inform and communicate with the collector community, including guides and reports that track the trading prices and the rarity of PCGS-graded coins.

PSA Trading Card Authentication and Grading Services. Leveraging the credibility and using the methodologies that we had established with PCGS in the coin market, in 1991 we launched Professional Sports Authenticator (PSA), which instituted a similar authentication and grading system for trading cards. We are now the leading authenticator and grader of trading cards. Our independent trading card experts certify the authenticity of and assign quality grades to trading cards using a numeric system with a scale from 1-to-10 that we developed, together with an adjectival system to describe their condition. As of June 30, 2020, we employed 33 experts who have an average of 14 years of service with the Company. We believe that our authentication and grading services have removed barriers that were created by the historical seller-biased grading process and, thereby, have improved the overall marketability of and facilitated commerce in trading cards, including over the Internet and at telephonic sports memorabilia auctions.

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

PSA/DNA Autograph Authentication and Grading Services. In 1999, we launched our vintage autograph authentication business, initially offering authentication services for “vintage” sports autographs and memorabilia that were autographed or signed prior to the time they were presented to us for authentication. The vintage autograph authentication business is distinctly different from the “signed-in-the-presence” authentication of autographs where an “authenticator” is present and witnesses the actual signing. Our vintage autograph authentication service involves the rendering of an opinion of authenticity by an industry expert based on (i) an analysis of the signed object, such as the signed document or autographed item of memorabilia, to confirm its consistency with similar materials or items that existed during the signer’s lifetime; (ii) a comparison of the signature submitted for authentication with exemplars of such signatures; and (iii) a handwriting analysis. As of June 30, 2020, we employed five autograph experts, as well as outside consultants that we sometimes use on a contract basis.

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

CCE Certified Coin Exchange and Collectors Corner. In September 2005, we acquired the Certified Coin Exchange (CCE), a subscription-based, business-to-business Internet bid-ask market for coins that have been certified by us or by other independent coin authentication and grading services. The CCE website now features over 100,000 bid and ask prices for certified coins at www.certifiedcoinexchange.com. CCE, since 1990, has provided liquidity in the geographically dispersed and highly fragmented market for rare coins. In March 2007, we introduced the Collectors Corner, a business-to-consumer website that enables sellers on CCE to offer many certified coins simultaneously at wholesale prices on CCE and at retail prices on Collectors Corner (www.collectorscorner.com). Registration on Collectors Corner is free for consumers, who can search for and sort coins listed on the Collectors Corner website. Coin sellers must register and pay a fixed monthly subscription fee to us for access to and to effectuate sale transactions on both CCE and Collectors Corner. Currently, there are over 180,000 collectibles, consisting primarily of coins, trading cards, currency and stamps, which are offered for sale on Collectors Corner, with offering prices aggregating approximately $330 million. The enhanced liquidity provided by CCE and Collectors Corner for certified coins, trading cards, and certified stamps, has increased the volume and turnover of these items, which benefits us because, as a general rule, increases in sales and purchases of those collectibles increase the demand for our authentication and grading services.

Publications and Advertising. We publish authoritative price guides, rarity reports and other collectibles data to provide collectors with information that makes them better informed consumers and makes collecting more interesting and exciting. Our publications also enable us to market our services, to create increased brand awareness and to generate advertising revenues. We publish the Sports Market Report on a monthly basis and the Rare Coins Market Report on a 2-month basis primarily for distribution to approximately 31,000 Collectors Club members. We sell advertising to dealers and vendors for placement in our publications. We manage a Collectors Universe website and individual websites for our authentication and grading services. On those websites, we offer collectible content, relevant to the marketplace for the specific authentication and grading service. We believe our websites for PCGS in coins, and PSA in trading cards, have the highest number of visitors and web traffic in their respective markets. We sell advertising to dealers and vendors on these two websites and on the websites, we maintain for PSA/DNA in autographs and CCE and Collectors Corner in coins.

Collectible Trade Shows. We own Expos Unlimited LLC (“Expos”) a trade show management company that operates one of the larger coins and collectibles shows, staged in Long Beach, California, three times a year. At these shows, collectibles are exhibited and are bought and sold by collectibles dealers and collectors. See Recent Developments: Coronavirus (“COVID-19”) under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Mission

Our mission is to provide the finest available independent authentication and grading services to sellers and buyers of high-value collectibles in order to:

●	increase the values and liquidity of collectibles;

●	enable and facilitate transactions in collectibles;

●	generally, enhance interest, activity and trading in collectibles; and

●	achieve profitable growth, build long-term value for our stockholders and provide rewarding opportunities for our employees.

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

Although we have authenticated and graded approximately 44 million coins since the inception of PCGS, and approximately 37 million trading cards since the inception of PSA, we believe that less than 10% of the vintage United States coins and less than 10% of the vintage trading cards have been authenticated and graded by independent providers of authentication and grading services. Additionally, we estimate that we have authenticated and graded less than 10% of the potential market of autographs in the United States. Moreover, new collectibles are introduced each year into the markets in which we operate, some of which are authenticated and graded in the year of their introduction. Over time, these collectibles will increase the supply of vintage items that are sold by dealers and collectors, and we expect that many of them will be submitted for independent authentication and grading.

To take advantage of market opportunities to expand our service offerings to customers and to solidify our position as a leading authority in the collectible markets that we serve, we have:

●	increased and will continue to increase operational capacity to enable us to authenticate and grade a higher number of primarily collectible cards, in response to continued increased demand for our services. This involves adding additional operating personnel, reviewing and improving our operational processes, introducing multiple daily work shifts and making additional operational space available.

●	begun embedding high-security Near Field Communication (NFC) chip technology into PCGS coin holders that allow collectors and dealers with a modern smartphone to verify that the coin encapsulated within the holder is a genuine PCGS certified coin.

●	expanded our geographical reach by opening offices in France, Japan, Hong Kong and China, the operations of which, in total, accounted for approximately 10% of our net revenues in fiscal 2020;

●	provided special packaging on certain modern coin programs that enhances the value of commemorative coins and helps drive increased volumes of coins sold by dealers and distributors of those coins;

●	provided collectibles information and value-added content through our online encyclopedia- CoinFacts and PSA Collectible Facts, as well as through printed publications;

●	participated at collectibles industry trade shows and organized “members only” shows for PCGS authorized dealers and Collectors Club members, at which we offer on-site authentication and grading services to facilitate collectibles trading activities;

●	established authorized PCGS and PSA dealer networks to increase the visibility of our brands and the use of our services by those dealers and their customers;

●	continued to enhance our Set RegistrySM programs to increase demand for our collectible coin and trading card authentication and grading services, among collectors and to increase traffic on our websites;

●	promoted our Collectors Clubs to attract and to provide incentives for collectors to use our services, and

●	expanded our website information services, to include auction results, reference materials and ongoing collectibles price guides and population reports.

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

Our “Pull” Strategy. We have developed and implemented a number of marketing programs and initiatives designed to create consumer preference for collectibles that have been authenticated and graded by us. Those programs and initiatives include:

●	Set Registry Programs. We provide collectors with the opportunity to participate in free Internet “Set Registry” programs that we host on our collectibles websites. These programs encourage collectors to assemble full sets of related collectibles that have been authenticated and graded by us. Generally, each registered set is comprised of between 50 and 200 separate, but related, collectibles. Examples include particular issues of coins, such as Twenty Dollar Gold Double Eagles or Morgan Silver Dollars; particular sets of trading cards, such as all Hall of Fame pitchers or a particular team, like the 1961 Yankees. Our Set Registry programs enable collectors:

—	to register their sets on our websites, which provides them with an off-site reference source for insurance and informational purposes;

—	to display on our websites, and compare the completeness and quality grades of the collectibles making up their sets to those of other collectors who have registered similar sets on our websites, thereby creating a competitive aspect to collecting that adds to its excitement; and

—	to enter our annual Company-sponsored Set Registry competitions and awards programs in which collectors can win awards for having collected the most complete and highest graded sets of particular series or issues of coins or trading cards.

The collectibles that may be registered on our Set Registries and included in our Set Registry competitions are generally limited to collectibles that have been authenticated and graded by us, although in November 2019 we began allowing collectors to build collections of PCGS-graded coins that have also been approved by Certified Acceptance Corporation (CAC). To register the collectibles to be included in a particular set, a collector is required to enter the unique certificate number that we had assigned to each of the collectibles when last authenticated and graded by us. We use the certificate number to compare the information being submitted by the collector with our database of information to verify that the collectibles being registered by a participant for inclusion in a particular set, qualify to be included in that set. We have found that our Set Registry competitions (i) create a preference and increase demand among collectors for our brands, and (ii) promote the trading of collectibles authenticated and graded by us by set registrants seeking to improve the completeness and overall quality of their sets, which generally results in additional authentication and grading submissions to us. Annual awards for set completeness and quality have been issued by PCGS and PSA each year since 2002. As an indication of the increasing popularity of our Set Registry programs, approximately 295,000 sets were registered on our Set Registries as of June 30, 2020, which represents a 16% increase over the number registered as of June 30, 2019.

●	Collectors Club Subscription Program. We also have established “Collectors Clubs” for coin and trading card collectors. For an annual membership fee, ranging from $59 to $249, collectors receive a number of benefits, including (i) the right to have, without any further charge, a specified number of collectibles authenticated and graded by us, a privilege that non-member collectors do not have; and (ii) access to certain proprietary data that we make available on our websites or in print. At June 30, 2020, there were approximately 31,000 members in our Collectors Clubs.

●	Certified Coin Exchange (“CCE”) Business-to-Business Website and Collectors Corner Business-to-Consumer Website. The CCE website is a business-to-business website where recognized dealers make markets in and can sell and purchase coins and other collectibles that have been certified by us or by other independent coin grading services. Currently, there are over 180,000 certified coins being offered at bid and ask prices. We believe that the liquidity created for certified coins by CCE increases the demand for PCGS certified coins among dealers. In addition, we provide a market on Collectors Corner, which is a business to consumer website where consumers can identify and purchase coins, trading cards and currency offered for sale by authorized dealers. We believe that Collectors Corner has advantages over other business-to-consumer websites because the counterparties to the consumers, who buy and sell collectibles via Collectors Corner, have been accepted as sellers on the Collectors Corner website and are known members in the collectibles markets and the collectibles selling communities. Collectibles are listed at fixed prices, with the opportunity to negotiate lower prices. We believe that the increased turnover offered for collectibles listed on Collectors Corner, as well as the ability to use Collectors Corner to improve a coin or trading card set in the PCGS and PSA Set Registries, respectively, creates increased brand preference for PCGS and PSA authenticated and graded collectibles.

Our “Push” Strategy. We also market our services directly to collectibles dealers and auctioneers to promote their use of our authentication and grading services. Our marketing message is focused on the enhanced marketability of collectibles that we have certified due to the increase in customer confidence that is attributable to our independent authentication and grading of those collectibles. These marketing programs include:

●	Trade Shows and Conventions. There are numerous collectibles trade shows and conventions held annually in the United States and overseas, where collectibles dealers gather on a trading floor to buy and sell collectibles. We attend the largest and most significant of those trade shows and conventions, at many of which we offer same-day on-site authentication and grading services, which facilitate the trading and sales of collectibles at these shows and conventions. At the same time, we obtain additional brand exposure and generate increased revenues, because dealers and collectors generally are willing to pay higher fees for same- day on-site authentication and grading services at such trade shows and conventions. See Recent Developments: Coronavirus (COVID-19) under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Expos. We own Expos Unlimited LLC (“Expos”), a trade show management company that operates one of the larger and better-known coin and collectibles shows staged, three times a year, in Long Beach, California. Those shows enable us to showcase our services and expertise better than at trade shows that we do not own or operate. In addition, Expos assures us of the continued availability of this show venue for our onsite authentication and grading services. See Recent Developments: Coronavirus (COVID-19) under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Authorized Dealer Network. We have implemented authorized dealer programs for coin and trading card collectibles dealers and auction companies. Authorized dealers are able to use our marketing materials which are designed to promote our services and those of our authorized dealers to collectors. Those materials include “point of sale” and “point of purchase” displays and brochures and direct mail pieces for insertion in customer mailings. In addition, authorized dealers may use our brand logotypes on their websites to attract buyers for coins and trading cards that have been authenticated and graded by us. We also conduct joint marketing programs with our authorized dealers in which we provide financial support for dealer marketing programs, approved by us, that promote both the dealer’s products and services and our authentication and grading services.

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

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business both in the United States and overseas:

Registered Marks		Unregistered Marks
Collectors Universe	PSA	Coin Universe
Professional Coin Grading Services	PSA/DNA	Collectors.com
PCGS	Quick Opinion	Expos Unlimited
PCGS Secure	PSA Cardfacts	Long Beach Coin, Stamp and Collectibles Expo
PCGS Gold Shield	PSA CollectibleFacts	Early Find
First Strike	Sports Market Report
CoinFacts	Set Registry
Mobile CoinFacts	Rookie Ball and Graph
PCGS3000	Certified Coin Exchange
History in Your Hands	Coinflation
PCGS Currency	CCE
PCGS Banknote	Collectors Corner
Professional Currency Grading	FACTS
Professional Sports Authenticator	SPOTS DATA

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above, and therefore it is possible that our use of some of these trademarks may conflict with others.

Collectibles Experts

As of June 30, 2020, we employed 77 experts in our authentication and grading operations, with an average of 12 years of service with the Company. Our experts include individuals that either (i) had previously been collectibles dealers or were recognized as experts in the markets we serve, (ii) have been trained by us in our authentication and grading methodologies and procedures, or (iii) had gained authentication and grading experience at competing authentication and grading companies. However, talented collectibles authentication and grading experts are in short supply, and there is considerable competition among collectibles authentication and grading companies for their services. As a result, we focus on training young authenticators and graders (including non-US individuals) who we believe have the skills or knowledge base to become collectibles experts. We also contract with outside experts, usually collectibles dealers, to assist us with special grading issues or to enable us to address short-term increases in authentication and grading orders.

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

Customer Service and Support

We devote significant resources to customer services, including a 44-person staff that provides personalized customer service and support in a timely manner, while also supporting our Set Registry, trade show programs and overseas offices. On our websites, customers are able to check the status of their collectibles submissions throughout the authentication and grading process and to confirm the authenticity of the collectibles that we have graded. When customers need services or have any questions, they can telephone or e-mail our support staff, Monday through Friday between the hours of 7:00 a.m. and 5:00 p.m., Pacific Time. We also involve our collectibles experts in providing support services, when necessary, to address special issues.

Supplies

In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders, although, we now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts, they should be able to be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

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

Autograph Authentication and Grading. In the vintage autograph authentication market, we compete with James Spence Authentication and a few smaller competitors.

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

In addition to the Southern California data center, smaller internal-use-only local area networks exist in our Southern California, New Jersey, Paris, Shanghai, Hong Kong, and Japan operations centers. However, the Information Technology infrastructure in those smaller offices is limited. Therefore, any damage to, or failure of, our computer systems due to a catastrophic event in Southern California, such as an earthquake, could cause an interruption in our services. We believe that these risks are mitigated by a comprehensive data backup/protection solution, which includes regular rotation of offsite data storage.

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

Employees

As of June 30, 2020, we had a total of 515 employees, of which 446 were full-time employees and 69 were part-time employees, including 49 who were employed outside of the United States. Our authentication and grading-related businesses employed 448 people, including our 77 experts and 44 customer service and support personnel. Of the other 67 employees, 22 work in information services, 6 in our CCE subscription business, 6 in our Expos business (of which 5 were part-time employees), and 33 in other business and administrative services. We have never had a work stoppage due to an employee dispute, and no employees are represented under collective bargaining agreements. We consider relations with our employees to be good.

Available Information

Our internet address is www.collectorsuniverse.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our SEC filings may also be read and copied at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our websites and the information contained thereon are not part of, nor are they incorporated into, this Report.

ITEM 1A	RISK FACTORS

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock. Such risks and uncertainties, many of which are outside of our control, could also cause our future financial condition and future financial performance to differ significantly from our current expectations, which are described in the forward-looking statements contained in this Annual Report. Those risks and uncertainties, many of which are outside of our control, include the following:

The COVID-19 pandemic has had and may continue to have, and other public health crises or epidemics could in the future have, a material adverse impact on our business, operations, liquidity, financial condition, results of operations, and the markets and communities in which we operate.

The COVID-19 pandemic has had, and other public health crises or epidemics in the future could have, repercussions across local, regional, and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and contributed to volatility in and negative pressure on financial markets. In response to the pandemic, many federal, state, local and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, stay-at-home orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented or extended, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and cancellation or postponement of events and trade shows, among other effects that have impacted and could continue to negatively impact our business and operations.

For example, during our third quarter ended March 31, 2020, we suspended our coin, trading card and memorabilia authentication and grading operations in California in response to statewide stay-at-home orders, which contributed to a material adverse impact to our revenues and operating income. Although we resumed such operations, as an essential services provider, and allowed our employees to return to work, future government restrictions or orders may require we temporarily cease or limit our operations in California or other geographic regions in which we operate, which could further impact our business and results of operations. In response to guidance from the Centers for Disease Control and Prevention (“CDC”), we have implemented enhanced measures at our authentication and grading facility in California to protect the health and safety of our employees, customers and the communities in which we operate, which included shifting certain of our administrative and clerical personnel to a remote work environment and reconfiguring our authentication and grading facility to enable social distancing. Notwithstanding our adoption of CDC-recommended guidelines and preventative efforts to ensure the health and safety of our employees, it is possible that our employees may contract COVID-19 while at our facilities, which could subject us to litigation.

We are experiencing some inefficiencies in our operations as a result of our administrative and clerical personnel transitioning to remote operations and the changes we have made to the work schedules of our employees working at our California authentication and grading facility in order to accommodate social distancing. Our business operations also may be disrupted in the future if the duration of the COVID-19 pandemic is prolonged, the severity of the pandemic increases or there is a second wave of COVID-19 infections in our community and, as a result, could lead to more COVID-19 infections among our authentication and grading employees. In any such event, we could experience a decrease in the numbers of collectibles that we are able to authenticate and grade and therefore, it would become difficult to meet the turnaround times requested by our customers. Also, our operations could be adversely affected by travel restrictions (in addition to those that have been imposed by the Chinese government) or by other government actions designed to slow the spread of COVID-19 in California.

As a result, there is no assurance that our operations will not be disrupted once again if, for example, the duration of the COVID-19 pandemic becomes prolonged, or the severity of the pandemic worsens , or a substantial number of our onsite employees contract COVID-19 at or about the same time. As a result, it could become necessary for us, in the future, to suspend our on-site authentication and grading operations, which could have a material adverse effect on our results of operations and financial condition. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—“Recent Developments: Coronavirus (COVID-19)” in Item 7 below.

In addition, the demand for our services, as well as our results of operations, could be adversely impacted due to a number of other factors, including the following:

●	reduced customer demand for our services as customers seek to reduce or delay spending in response to the impacts of COVID-19, including from the recent rise in unemployment rates, decreased discretionary spending, and diminished consumer confidence;

●	a deterioration in our ability to operate in affected domestic and international geographic regions, including a complete or partial closure of, or other operational issues at, our authentication and grading facilities, which could be further exacerbated by government restrictions and changes in consumer behavior;

●	the cancellation or postponement of trade shows, at which we offer same day authentication and grading services and meet with current and new prospective customers;

●	a decline in the number of modern coin programs conducted by the U.S. Mint, which could adversely impact our revenues from the authentication and grading of modern coins;

The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition is highly uncertain and subject to change, and will depend on a number of factors beyond our control, including, without limitation, the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, the impact of the pandemic on our customers and the communities in which we operate, the extent and duration of any economic recessionary conditions, and the impact on the financial markets and our access to capital. We expect any further spread of the disease, including the potential for a second wave of COVID-19 cases, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, results of operations and financial condition. See Recent Developments: Coronavirus (COVID-19) under Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in Part II of this Annual Report.

A decline in the popularity of collectibles and a resulting decrease in submissions for our services could adversely impact our business.

The volume of collectibles submitted to us for authentication and grading is affected by the demand for and market value of those collectibles and the popularity of certain coins released by the United States Mint. As the demand for and value of collectibles increase, authentication and grading submissions, as well as requests by submitters for higher priced faster turnaround times, can also increase. However, that also means that a decline in the popularity or, in the value of the collectibles that we authenticate and grade would cause decreases in authentication and grading submissions to us and in fewer requests for faster turnaround times, resulting in declines in our revenues and profitability. We have found, over the years, as evidenced by the reduction in our U.S. coin grading fees in certain periods of fiscal years 2012 to 2013, 2015 to 2016, and fiscal 2018, that the popularity of collectibles for certain specific coin programs, can vary due to a number of factors, most of which are outside of our control, including perceived scarcity or lack of scarcity of collectibles, changes in consumer confidence and trends and their impact on disposable income, precious metals prices, interest rates and other general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors that can Affect our Operating Results and Financial Position” under Item 7 in this Annual Report.

We are dependent on our coins and trading cards and autographs authentication and grading services for most of our revenues which makes us vulnerable to changes in economic or market conditions that could adversely affect the demand for those services and our operating results.

Coin authentication and grading and other coin-related services accounted for approximately 53%, 57% and 63% of total net revenues in fiscal 2020, 2019 and 2018, respectively. Our U.S. and overseas modern coin authentication and grading revenues represented approximately 15%, 15% and 21% of our total revenues in fiscal 2020, 2019 and 2018, respectively. We believe that the principal factors that can lead to fluctuations in U.S. coin grading submissions include:(i) economic downturns which could result in a decline in consumer and business confidence and disposable income and, therefore, the willingness of dealers and collectors to buy collectible coins, (ii) the performance of the stock and bond markets, the level of interest rates and fluctuations in the value of the U.S. dollar and precious metals, which can lead investors to shift some of their investments between stocks and bonds, on the one hand, and precious metals, on the other; (iii) in the case of modern coin submissions, increases or reductions in the marketing activities or the popularity of programs that are conducted by the U.S. Mint or by dealers or customers, who specialize in selling modern coins (iv) the pricing of our services particularly for our modern coin programs and (v) short-term changes in the value of gold, particularly around the time of collectibles trade shows. In addition, our cards and autographs revenues accounted for approximately 43%, 36% and 31% of our total net revenues in fiscal 2020, 2019, 2018 respectively, and that business has continued to grow consistently over a number of years, such that our dependence on that business has increased. This continuing lack of diversity in our sources of revenues and our dependence on submissions from our two main businesses for a majority of our net revenues make us more vulnerable to changes in market conditions, which could result in reductions in our total net revenues and gross margin and, therefore, hurt our operating results, as evidenced by the reduction in both our revenues and operating income in fiscal 2018 as compared with fiscal 2017, due mainly to the lower U.S. coin revenues in fiscal 2018.

Moreover, if the economic downturn resulting from COVID-19 becomes prolonged, demand for our authentication and grading services may decrease and may negatively impact our results of operations and financial condition.

Increases in turnaround times experienced by customers at our trading cards and autographs business may reduce demand for our services and could reduce revenue growth or cause a decline in revenues.

Our cards and autographs business which represents about 43% of total revenues in fiscal 2020, has experienced revenue growth rates of 27% and 25% in fiscal 2020 and 2019, respectively. In addition, as of June 30, 2020, that business had a record backlog of collectible submissions, awaiting authentication and grading by our experts. We continue to add authentication and grading capacity to meet the increased demand for our services, however, our backlog has continued to grow in fiscal 2020. Although to date, we have not experienced a slowdown in submissions from our customers, over time continued increased turnaround times may negatively impact the level of submissions and therefore reduce the growth of our revenues.

Declines in general economic conditions could result in decreased demand for our services, which could adversely affect our operating results.

The availability of discretionary or disposable income and the confidence of collectors and dealers about future economic conditions are important factors that can affect their willingness and ability to purchase, and the prices that they are willing to pay for collectibles. Declines in customer confidence resulting from reductions in cash flows, and the availability of credit, could adversely affect the ability of customers to purchase high-value collectibles and delay the sale of collectibles that may have declined in value due to adverse economic conditions. Declines in purchases and sales, or in the value of collectibles usually result, in turn, in declines in the use of authentication and grading services, as such services are often used in conjunction with and to facilitate collectibles sale and purchase transactions. As a result, economic uncertainties, downturns and recessions can and do adversely affect our operating results by (i) reducing the frequency with which collectibles dealers and collectors submit their coins, trading cards and other collectibles for authentication and grading including, in particular, modern coins and trading cards, primarily because authentication and grading fees are relatively high in relation to the value of those collectibles; and (ii) adversely affecting the ability of customers to pay outstanding accounts receivable on a timely basis.

Temporary popularity of some collectibles may result in short-term increases, followed by decreases, in the volume of submissions for our services, which could cause our revenues to fluctuate.

Temporary popularity or “fads” among collectors, or the popularity of certain modern coin marketing programs, either by the U.S. Mint or by dealers or distributors of collectibles, may lead to short-term or temporary increases, followed by decreases in the volume and in the average service fees that can be generated on collectibles that we authenticate and grade. This can be particularly common with modern coins released by the U.S. Mint or other special releases that are seasonal in nature or have a concentration of demand around the coin release dates but limited follow-on demand. Trends of this nature may result in significant period-to-period fluctuations in our operating results and could result in declines in our net revenues and profitability, not only because of a resulting decline in the volume of authenticating and grading submissions, but also because such trends could lead to increased price competition, or pressure on the fees we are able to charge customers, which could require us to reduce our authentication and grading fees in order to maintain market share.

Our top five customers account for approximately 10% of our total net revenues in fiscal 2020

During the year ended June 30, 2020, five of our customers accounted, in the aggregate, for approximately 10% of our total net revenues. As a result, the loss of any of those customers, or the lack of success of marketing programs by those customers both in the U.S. or in China, or changes in our relationship with any of those customers could lead to a decrease in the volume of grading submissions which could cause our net revenues to decline and, therefore, could harm our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors that can Affect our Operating Results and Financial Position” below in the Report.

There are risks associated with new or expanded service offerings and geographic expansion, with which we have limited experience.

On an ongoing basis, we seek to introduce new services that we can offer to our existing authentication and grading customers as a means of increasing our net revenues and profitability. In addition, in recent years we began offering and providing authentication and grading services in China, Hong Kong, France and Japan. Those new services and our international operations, however, may not meet our expectations and may prove to be unprofitable which could lead to impairments of amounts capitalized and negatively impact our operating results. Furthermore, volatility in the level of services generated at our international operations, particularly in China, may add volatility to our quarterly and annual operating results.

Changing market conditions in China have adversely affected the level of China revenues and the future growth of our coin business in China may be slower in the future.

The reduction in China revenues to $4.2 million in fiscal 2019, from $7.7 million in fiscal 2018, reflects the absence of any significant revenues from the banking channel in China. As previously reported, through February 2018, we had an exclusive relationship with a banking channel customer in China. Due to changing market conditions in China, and a desire to broaden our customer base, in February 2018, we notified the customer that we had decided to terminate the exclusive relationship. As a result we have not generated any significant revenues from that customer since then. It is difficult to predict the longer-term effect this action will have on future coin submissions from this customer or how successful we will be in attracting submissions from other coin customers in China. However, non-banking channel revenues increased by approximately 24% and 14% in fiscal 2020 and 2019, respectively. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that can Affect our Operating Results and Financial Position” under Item 7.

Our business is subject to risks associated with doing business outside the United States.

We have expanded our coin authentication and grading businesses into foreign markets including China, Hong Kong, France and Japan. Those operations pose risks that might adversely affect, possibly materially, our future financial performance. Those risks include the following:

●	potential difficulties in complying with multiple and potentially conflicting laws and regulations, which could increase our costs of doing business internationally and could expose us to possible governmental or legal action in the foreign countries where we conduct business;

●	difficulties in navigating the evolving exchange control regulations in China that can cause delays in repatriating excess cash balances from China to the United States.

●	difficulties in staffing and managing international operations;

●	differences in and difficulties in enforcing intellectual property protections;

●	potentially adverse tax consequences due to overlapping or differing tax structures;

●	fluctuations in currency exchange rates;

●	risks associated with operating a business in a potentially unstable political climate, such as (for example) the recent political instability and uncertainty in Hong Kong;

●	potential difficulties in identifying and responding to changes in market conditions in overseas markets; and

●	possible adverse effects of trade disputes between the United States and foreign countries, such as China, where we conduct business.

We invoice our overseas customers for our coin authentication and grading services in the local foreign currency in the country in which the business operates, except in the case of Hong Kong, where we invoice our customers in U.S. dollars. In fiscal 2020, the impact of fluctuations in foreign currencies on our financial results was not significant. There is, however, no assurance that there will not be changes in foreign exchange rates that would have a material adverse effect on our results of operations in the future.

We are dependent on our key management personnel.

Our performance is greatly dependent on the performance of our senior management and certain other key employees. As a result, the loss of the services of any of our executive officers or other key management employees could harm our business. Some of our executive officers and key employees are experts in the collectibles markets and have industry-wide reputations for authentication and grading of collectibles. The loss of any of those officers or other key employees, could have a negative effect on our reputation for expertise in the collectibles markets that we serve, which could lead to a reduction in authentication and grading submissions to us and thereby result in decreases in revenues and profitability.

We are dependent on our collectibles experts.

In each of our markets, there are a limited number of individuals who have the expertise to authenticate and grade collectibles, and competition for available collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within the collectibles markets, and (ii) to implement personnel programs to enable us to add collectibles experts, as necessary, to grow our business, both in the United States and overseas and to offset employee turnover that can occur from time to time. Moreover, some of our experts could leave and, in the past, have left our Company to join competitors or start competing businesses. If we are not successful in retaining our existing collectibles experts or in hiring and training new collectibles experts, particularly in our cards and autographs business, which has experienced significant increased demand in recent years, this could limit our ability to grow our business and adversely affect our operating results and financial condition.

Damage to our reputation could have a material adverse effect on our business, financial condition and results of operations.

We have developed a reputation as one of the leading third party providers of collectibles authentication and grading services, as a result of a number of factors including, we believe, the rigorousness and consistency of our grading standards, the integrity of our grading processes and related warranty protection to our customers, our knowledge of the collectibles markets in which we operate, and innovative programs and services that we have developed and are able to offer to our customers, including the Collectors Club, our Set Registry Programs and our Certified Coin Exchange dealer-to-dealer Internet bid-ask market. As a result, our continued success is heavily dependent on our maintaining that reputation among collectibles dealers and collectors. Failures or errors in authentication or grading processes, such as inconsistent application of grading standards or incidents that put the integrity of those processes into question, could significantly impair our reputation in the marketplace which, in turn, could lead to a loss of customer confidence and a decrease in the demand for our services and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

We could suffer losses on authentication and grading warranties.

In general, we issue an authenticity or grading warranty for coins and trading cards that we authenticate or grade. Those warranties provide that:

●	if a coin or trading card that we authenticated and sealed in one of our tamper-evident plastic holders are later determined by us not to have been genuine, we would have to purchase the collectible at its current market value had it been genuine; or

●	if a coin or trading card that we graded and sealed in one of our tamper-evident plastic holders later receives a lower grade upon resubmission to us for grading, we would be obligated either to purchase the collectible at the market value at its original assigned grade or to pay the difference between that value as compared to the value at the lower grade.

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

As previously reported, the continued payment of cash dividends is subject to a number of factors, including changes in market and financial conditions and the cash requirements of our business. On February 4, 2018 the Board of Directors approved a reduction in the amount of quarterly cash dividends to $0.175 per share from $0.35 per share. Although, we consider the new dividend policy to be at a more sustainable level, there is no assurance that the amount of the current quarterly cash dividend will not be further reduced or the payment of cash dividends will not be suspended or discontinued altogether by the Board of Directors, if e.g. the prolonged effects of COVID-19 were to decrease the demand for our services. See Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities ─ Dividends in Part II, Item 5 of this Annual Report. Any further reduction in the amount of, or any suspension or discontinuation of, our quarterly cash dividend is likely to adversely affect our stock price.

Our reliance on a limited number of suppliers for principally all of our “tamper-evident,” clear plastic coin and trading card holders exposes us to potential supply and quality problems.

We place all of the coins and trading cards that we authenticate and grade, in tamper-evident, clear plastic holders and related gaskets. In addition, we incorporate security features into the holders to mitigate the risk of counterfeits. In order to take advantage of volume-pricing discounts, we purchase substantially all of those holders, from a limited number of suppliers. For our highest volume most critical plastic parts, we now have back-up suppliers and dies used in the manufacture of those parts. However, some of our back-up suppliers for these plastic holders are not U.S. based suppliers. In addition, when developing new holders, we concentrate the purchase of holders through a single supplier, at least initially. Our reliance on a limited number of suppliers for a substantial portion of those plastic holders could expose us to the potential for delays in our ability to deliver timely authentication and grading services in the event that a supplier was to terminate its services to us or encounter financial or production problems. If, in such an event, we were unable to obtain replacement holders from a back-up supplier in a relatively short period of time, we could lose customer orders, or incur additional production costs, or both. To mitigate this risk, the Company (i) owns the dies used to manufacture the parts and (ii) has increased its inventory of holders to give us more time to arrange for production from other suppliers in the event of a termination of or interruption in service from our existing suppliers. If holders obtained from alternative suppliers are not of consistent quality, we could be exposed to additional warranty claims because tampering with those holders may not be as readily detectible. In addition, using overseas suppliers for holders may expose us to a higher risk of counterfeit holders that could damage our reputation. These factors could cause a decline in our net revenues and increases in our costs of sales which could have a material adverse effect on our results of operations.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act and tax laws, in general, could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing the rate and how the U.S. imposes income tax on U.S. and multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will be able to apply the law which could impact our tax obligations in the period issued.

In addition, tax laws can require complex computations, the application of which, can be uncertain. Furthermore, a rollback of the reduced rates in the Tax Act, could materially affect our tax obligations and effective tax rates, in the future.

Our computer systems and network systems may be vulnerable to system failure due to a lack of redundant systems at other locations.

Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, telecommunications failure, fires, earthquakes and similar catastrophic events. In this regard, Southern California, where we are located and our computer systems are housed, is particularly vulnerable to earthquakes and fires that could result in damage to our computer systems which, in turn, could cause interruptions of our services. Additionally, we could encounter disruptions that would harm our business as a result of problems on the internet or actions of internet users that could make it difficult for our customers to access our websites. Difficulties encountered during planned system upgrades or re-implementations also could lead to disruptions of our services.

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

In the ordinary course of our business, we receive, and store confidential personally identifiable information provided to us by our customers, such as passwords and credit card information.

An increasing number of large internet companies and traditional “brick and mortar” businesses have disclosed security breaches of their websites and computer systems that have led to the interruptions of service and, in certain cases, the misappropriation or theft of confidential personally identifiable information of their customers (often referred to as “identity theft”). Because the techniques used by the perpetrators of such security breaches change frequently and may be difficult to detect, like those companies and businesses, we may be unable to anticipate the techniques used in such breaches or to implement adequate preventative measures. Data security breaches may also result from non-technical causes such as, for example, actions of employees or third party service providers. Our servers also are vulnerable to computer viruses or malware and physical or electronic break-ins that could prevent our customers from accessing our online services. In addition, our internal systems could be subjected to ransomware attacks, that would enable hackers to take control of our systems and then demand payments to release those systems or threaten to disclose proprietary information about the Company, if ransoms are not paid. Furthermore, hardware that we procure from third parties may contain defects in design or other problems that could unexpectedly compromise information security or disrupt our operations. We rely on encryption and authentication technology licensed from third parties to provide for secure storage and transmissions of confidential information, including customer passwords and payment card numbers and we back-up our systems and data on a regular basis. However, as the recent disclosures by large internet companies and traditional businesses demonstrate, such technology may not be sufficient to enable us to detect or prevent security breaches or the misappropriation or theft of customer or proprietary information, which could damage our reputation and lead customers to discontinue their use of our services.

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

Our operations depend on a number of third parties for Internet access and delivery services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet, but, instead, rely on Internet service providers to connect our website to the Internet. Should the third parties that we rely on for Internet access or delivery services become unable to serve our needs for a sustained time period whether as a result of a strike, or a natural disaster or for any other reason, our revenues and business could be harmed.

Acquisitions, the commencement of new businesses and expansion into overseas markets, present risks, and we may be unable to achieve our financial and strategic goals related to those activities.

There may be opportunities that present themselves to acquire existing businesses, commence new businesses or expand our markets through foreign expansion that would give us the opportunity to increase our revenues and our earnings. The purchase or commencement of a new business , or the expansion of our overseas businesses, however, present a number of risks and uncertainties, including (i) difficulties in integrating a new business or a new location into our existing operations, as a result of which we may incur increased operating costs that can adversely affect our operating results; (ii) the risk that our current and planned facilities, computer systems and personnel and controls will not be adequate to support our expanded operations; (iii) the diversion of management time and capital resources from our existing businesses, which could adversely affect the performance of those businesses and our operating results; (iv) dependence on key management personnel of an acquired or newly started businesses or at the new geographic locations and the risk that we will be unable to integrate or retain such personnel; and (v) the risk that the anticipated benefits of any acquisition or of the commencement of any new business or overseas operations may not be realized or changes we make to an acquired business may harm the performance of that business, in which event we will not be able to achieve an acceptable return and we may incur losses on those investments.

The Company is subject to litigation risks that can make the timing of expense recognition uncertain and can have a material adverse effect on our results of operations and financial condition.

From time to time, the Company is involved as a defendant in lawsuits that arise in the ordinary course of business. In certain instances, the Company may have insurance coverage that can help mitigate costs and losses that can arise in such a dispute, subject to retentions that apply to the related insurance policy. As litigation progresses, new or changed information can change the Company’s evaluation of the outcome of a lawsuit, which can give rise to a change in the amount of expense accruals for such disputes. In addition, insurance coverage can be complex and uncertain, especially when only some of the alleged acts that give rise to the dispute are covered under the insurance policy or when a dispute spans more than one coverage period, with different insurance carriers providing coverage. Furthermore, insurance carriers may have a different view than management on the potential outcome of a dispute and can apply pressure on management to resolve a lawsuit, when the Company has worked through the retention that applies to an insurance policy. The Company evaluates its position on lawsuits on a quarterly basis and records accruals in accordance with U.S. GAAP. The outcomes of individual lawsuits and disputes, if material, could adversely affect our results of operations and financial condition.

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

With the exception of state laws applicable to autograph authentication, the collectible coin and other high-value collectibles markets are not currently subject to direct federal, state, local or overseas regulation. However, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements or regulating the conduct of collectibles auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles and, therefore, also to a decline in the volume of coins, trading cards and other collectibles that are submitted to us for authentication and grading.

If we are found to have violated laws concerning the privacy and security of consumers’ or other individuals’ personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation and, therefore, our business.

There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include U.S. state laws, such as the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, as well as the European Union’s General Data Protection Regulation (GDPR), E.U.-member state laws, or similar applicable laws. These laws may place limits or conditions on how we collect, use, and share personal information, and they may impose obligations to protect that information against unauthorized access, use, loss, and disclosure. If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of applicable data protection laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to comply with applicable obligations and secure the data that we process, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards. We may also face new risks relating to data privacy and security as the United States, individual U.S. states, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our services worldwide. Our business may need to adapt to the extent any such new laws place new or additional obligations on us.

The market for our shares is limited, which may adversely affect the trading value and liquidity of our common stock.

The trading volume of our shares is relatively low, at a daily average of approximately 97,000 shares during the 90 trading days ended July 7, 2020, which reduces the liquidity of our shares, making it more difficult for our stockholders to sell their shares if the need to do so arises. The low trading volumes also may depress, and make it more difficult to achieve increases in, the trading prices of our shares.

If our quarterly results are below market expectations, the price of our common stock may decline.

Many factors, including those described in this “Risk Factors” section, can affect our business, financial condition and results of operations, which makes the prediction of our future financial results difficult and uncertain. These factors include:

●	period to period, including quarterly increases or decreases in the numbers and mix of collectibles graded between coins and trading cards and autographs, including the volume of modern coin programs (domestically and/or overseas);

●	changes in and the seasonality of the coin markets in the United States and China;

●	changes in market conditions that can affect the demand for our authentication and grading services, such as a decline in the popularity of certain collectibles and volatility in the prices of gold and other precious metals, or the existence, popularity or the absence of U.S. Mint programs or continued economic fallout from COVID-19;

●	changes in economic conditions that reduce the availability of disposable income or that may cause collectors and collectibles dealers to reduce their purchases of collectibles, which could result in declines in the demand for the services we provide; and

●	the actions of our competitors.

Although, we do not provide guidance on future operating results, if, as a result of these or other conditions or factors, our quarterly operating results fall below market expectations, some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock. Additionally, in the past, companies that have experienced declines in the trading prices of their shares due to events of this nature have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

As a result of changes in SEC rules, we have ceased to be an accelerated filer and have become a “smaller reporting company” under the SEC’s disclosure regime. Consequently, our disclosure requirements for this Annual Report are, in certain respects, less stringent than in prior fiscal years when we were an accelerated filer.

As a smaller reporting company under the SEC’s disclosure regime, our disclosure requirements are now less stringent than in previous years when we were an accelerated filer. However, we have decided not to take advantage of many of the lessened disclosure requirements that would have otherwise permitted us, for example, to exclude the sections contained in this Annual Report entitled “Selected Consolidated Financial Data” and “Management’s Discussion of Financial Condition and Results of Operations” and, for that reason, those sections are included below in this Annual Report. We have decided not to include, in this Annual Report, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

Our Amended and Restated Certificate of Incorporation and Bylaws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change of control would be beneficial to our stockholders:

●	our Board of Directors has the authority to issue additional common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

●	there are limitations on who can call special meetings of our stockholders;

●	stockholders may not take action by written consent; and

●	Provisions of Delaware law and provisions of our stock incentive plans and some of our employment contracts may also discourage, delay or prevent a change in control or unsolicited acquisition proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On February 3, 2017, the Company, as tenant, entered into an office lease, pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its headquarters office and principal business operations. Under the terms of the lease, the Company is responsible for its share of real estate taxes, building insurance and maintenance costs (“triple net”). The term of this lease was for 10 years and 10 months, which commenced on the completion of tenant improvements, which was December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2020, aggregate minimum obligation over the remaining term of the lease was approximately $12.0 million.

We also leased smaller facilities for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our Hong Kong office that commenced in July 2018 with aggregate minimum obligations over the term of the lease of approximately $625,000.

ITEM 3.	LEGAL PROCEEDINGS

We are named from time to time as a defendant in lawsuits that arise in the ordinary course of business.

We establish accruals for lawsuits or disputes when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional or changed information or based on a re-assessment of the risks and costs of proceeding with lawsuits and disputes. We do not believe that any of such lawsuits that are currently pending are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions
Joseph J. Orlando	48	President and Chief Executive Officer
Joseph J. Wallace	60	Senior Vice President and Chief Financial Officer

JOSEPH J. ORLANDO was appointed as the Company’s Chief Executive Officer effective October 9, 2017. Mr. Orlando joined the Company in 1999 and in 2002 was promoted to the position of President of Professional Sports Authenticators, the Company’s sports trading card authentication and grading division. In 2003, he was also appointed as President of PSA/DNA, the Company’s autograph and memorabilia authentication division. Mr. Orlando has an extensive knowledge of the collectibles markets, which will be valuable in evaluating the Company’s strategic initiatives in, those markets. Mr. Orlando has earned both a Bachelor’s Degree and a Law Degree.

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

Our common stock is listed on the NASDAQ Global Market, trading under the symbol CLCT. The following tables set forth the high and low closing prices of our common stock, as reported by NASDAQ, and the cash dividends per share that we paid to our stockholders, in each of the fiscal quarters in the fiscal years ended June 30, 2020 and 2019:

	Closing Share Prices		Cash Dividend
Fiscal 2020	High	Low	Per Share
First Quarter	$29.47	$21.75	$0.175
Second Quarter	29.82	22.88	0.175
Third Quarter	28.50	15.08	0.175
Fourth Quarter	35.61	14.66	0.175

	Closing Share Prices		Cash Dividend
Fiscal 2019	High	Low	Per Share
First Quarter	$15.35	$13.15	$0.175
Second Quarter	14.89	10.17	0.175
Third Quarter	17.76	11.49	0.175
Fourth Quarter	22.20	17.21	0.175

We had approximately 93 holders of record and approximately 6,500 beneficial owners of our common stock as of June 30, 2020.

Dividends. In February 2018, the Board of Directors reduced the Company’s quarterly cash dividend to $0.175, for an annual dividend of $0.70 per share. The previous dividend policy was $0.35 per share per quarter and was in effect for the period January 2015 to January 2018. Dividends paid to our stockholders in fiscal 2020, 2019 and 2018 totaled $6.3 million, $6.5 million, and $9.1 million, respectively.

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

STOCK PERFORMANCE GRAPH

Set forth below is a graph which compares, for each of the years in the five year period ended June 30, 2020, the cumulative total returns for the Company and for (i) the companies included in the Russell 2000 Index, of which the Company is a member, and (ii) an index of fifteen companies that we selected (the “New Peer Group”) and (iii) an index of ten companies that we selected for inclusion in our fiscal 2019 10-K (the “Prior Year Peer Group”).

The companies comprising the New Peer Group and their respective trading symbols are: Asure Software Inc. (“ASUR”), Cass Information Systems Inc. (“CASS”), Century Casinos, Inc. (“CNTY”), ChannelAdvisor Corporation (“ECOM”), eGain Corporation (“EGAN”), Franchise Group, Inc. (“FRG”), Franklin Covey, Co. (“FC”), Hemisphere Media Group, Inc. (“HMTV”), Majesco (“MJCO”), OneSpan, Inc. (“OSPN”), Saga Communications, Inc. (“SGA”), Techtarget Inc. (“TTGT”), The Meet Group, Inc. (“MEET”), Travelzoo (“TZOO”) and Value Line, Inc. (“VALU”).

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

We utilized the services of a third party consulting firm to assist us in the selecting of companies comprising the New Peer Group. We believe that those companies are more comparable to Collectors Universe in terms of revenue, market capitalization and industry than the companies that made up the Prior Year Peer Group.

The selection of Peer Group companies presented a challenge for us, because of the relative uniqueness of our business, which consists primarily of providing authentication, grading and information services to collectibles dealers and to individuals, who collect and buy and sell coins and cards/autographs.

	At June 30,
	2015	2016	2017	2018	2019	2020

Collectors Universe, Inc.	100.00	107.39	143.86	89.68	135.87	224.69
Russell 2000 Index	100.00	93.27	116.21	136.63	132.11	123.35
New Peer Group	100.00	86.07	92.34	123.88	107.62	121.37
Prior Year Peer Group	100.00	84.24	84.10	106.09	88.37	96.27

Copyright© 2020 Russell Investment Group. All rights reserved.

This Stock Performance Graph assumes that $100 was invested, on June 30, 2015, in the Company’s shares, the Russell 2000 Index and in the shares of the companies in the New Peer Group and Prior Year Peer Group, respectively, and that any dividends paid for the indicated periods were reinvested. Stockholder returns shown in the Stock Performance Graph are not necessarily indicative of future stock performance.

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

The selected operating data for the fiscal years ended June 30, 2020, 2019 and 2018, and the selected balance sheet data at June 30, 2020 and 2019 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report. The other operating data and balance sheet data were derived from audited consolidated financial statements that are not included in this Annual Report. The following selected consolidated data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.

The results of our operations, as set forth in the table below, consist primarily of the results of operations of our collectible coin, trading card, autographs and memorabilia authentication and grading businesses and to a lesser extent our Certified Coin Exchange (“CCE”), Expos, Collectors.com and Coinflation.com businesses for each of the fiscal years in the five-year period ended June 30, 2020.

Consolidated Statements of Operations Data:

	Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Net revenues	$78,891	$72,453	$68,449	$70,158	$60,954
Cost of revenues	33,655	30,153	29,471	26,847	22,902
Gross profit	45,236	42,300	38,978	43,311	38,052
Selling, general and administrative expenses(i)	30,648	27,958	30,001	30,087	25,682
Impairment charge(ii)	486	-	-	-	-
Operating income	14,102	14,342	8,977	13,224	12,370
Interest income (expense), net	78	(69)	(114)	(1)	22
Other income (expense), net	15	(148)	29	11	(73)
Income before provision for income taxes	14,195	14,125	8,892	13,234	12,319
Provision for income taxes	3,409	4,148	2,760	4,718	4,720
Income from continuing operations	10,786	9,977	6,132	8,516	7,599
Income (loss) from discontinued operations, (net of income taxes)	-	-	104	(7)	41
Net income	$10,786	$9,977	$6,236	$8,509	$7,640

Net income per basic share:
Income from continuing operations	$1.20	$1.12	$0.71	$1.00	$0.90
Income from discontinued operations, (net of income taxes)	-	-	0.01	-	-
Net income per share	$1.20	$1.12	$0.72	$1.00	$0.90
Net income per diluted share:
Income from continuing operations	$1.19	$1.11	$0.70	$0.99	$0.89
Income from discontinued operations, (net of income taxes)	-	-	0.01	-	-
Net income per share	$1.19	$1.11	$0.71	$0.99	$0.89
Weighted average shares outstanding
Basic	8,984	8,937	8,662	8,480	8,445
Diluted	9,068	8,970	8,817	8,630	8,545

Cash dividends paid on common stock	$6,300	$6,479	$9,083	$11,912	$12,008
Cash dividends declared per share of common stock	$0.70	$0.70	$1.05	$1.40	$1.40

	At June 30,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$28,640	$19,225	$10,581	$9,826	$11,967
Working capital – continuing operations	15,266	11,704	5,760	5,799	6,980
Working capital (deficit) – discontinued operations	-	-	-	(391)	(619)
Goodwill and Intangibles – continuing	4,071	4,412	4,402	4,266	3,845
Total assets – continuing operations	55,482	37,693	32,214	28,530	28,111
Total assets – discontinued operations	-	-	-	79	79
Stockholders’ equity	$25,012	$18,947	$14,268	$15,917	$14,995

(i)	Selling, general and administrative expenses (“SG&A”) include non-cash stock-based compensation expense of $1,575,000, $974,000, $1,421,000, $4,025,000 and $596,000 in fiscal 2020, 2019 2018, 2017 and 2016, respectively. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates: Stock-Based Compensation Expense and Results of Operations-Stock-Based Compensation Expense below. In addition, in fiscal 2020, SG&A includes higher legal expenses of $1,114,000 (of which $967,000 were related to pre-trial settlements).
(ii)	The impairment charge relates to our Expos business and was recognized in the fourth quarter of fiscal 2020. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Development-Coronavirus (“COVID-19”) below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments: Coronavirus (“COVID-19”)

Despite COVID-19, our business achieved record revenues of $78.9 million and operating income of $14.1 million in fiscal 2020 as compared to revenues of $72.5 million and operating income $14.3 million in fiscal 2019. Set forth below is a summary of the impact of COVID -19 on fiscal 2020 and what we believe, at this time, could be the possible future effects on our business.

As previously reported, on March 20, 2020 we shut down our authentication and grading operations in California as a result of a state-wide “shelter-in-place” and “stay-at-home” orders issued by the Governor of California. As a result, in the third quarter ended March 31, 2020 (which is typically our biggest revenue quarter of the year), our revenues declined by $0.7 million, or 4%, as compared to the third quarter of fiscal 2019 and as compared to a 19% growth in revenues in the first half of fiscal 2020. Furthermore, our operating income declined by $2.1 million, or 45%, as compared to the third quarter of fiscal 2019 and as compared to a 57% increase in operating income in the first half of fiscal 2020. Contributing to the decrease in operating income in this year’s third quarter was our decision to continue paying the salaries of all employees through March 31, 2020 despite closing our operations on March 21, 2020.

●	On April 15, 2020, we resumed our authentication and grading operations in California, albeit on a limited basis, in order primarily, to assist dealers and collectors of investment assets, consisting of coins and other high-value collectibles, in selling and increasing the liquidity of those assets. At that time, we implemented enhanced measures to protect the health and safety of our returning employees and the community. Those health and safety measures included a reconfiguration of our authentication and grading facility to permit social distancing and continuing to have certain administrative and clerical personnel work remotely from their homes. As a result, there were inefficiencies in our business that did not exist prior to the COVID-19 outbreak, although we mitigated the effect of those inefficiencies by operating with multiple shifts and making extra space available to operations personnel that was previously used by the clerical personnel working remotely. With the safety measures in place we ramped up our operations and resumed accepting submissions from customers in May and June 2020. Our cards and autographs business already had a strong backlog of submissions for authentication and grading prior to the closure of our operations in March 2020. As a result, we generated record revenues of $20.5 million and earned operating income of $3.5 million in the fourth quarter ended June 30, 2020 as compared to revenues of $19.8 million and operating income of $4.5 million in the fourth quarter of fiscal 2019. In addition, we increased our cash and cash equivalents from $22.2 million at March 31, 2020 to $28.6 million at June 30, 2020. See Quarterly Results of Operations below which highlights certain additional costs in this year’s fourth quarter.

●	Our Expos Long Beach trade shows scheduled to take place in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were cancelled due to COVID-19 and there continues to be uncertainty as to the viability of the Expos trade show business, due to social distancing concerns that will limit the numbers of dealers and attendees at future shows. As a result, in the fourth quarter of fiscal 2020, we recognized a non-cash impairment charge of $486,000 relating to the write-off of the remaining goodwill and intangible assets of that business, which reduced operating income in the fourth quarter.

●	We earn higher average service fees for onsite authentication and grading activities at coin and to a lesser extent, trading card trade shows. In the fourth quarter of fiscal 2020, coin trade shows were cancelled due to social distancing issues and travel restrictions, which mostly eliminated our trade show revenues in the quarter, although when possible, we requested customers to redirect potential show submissions to our California operations facility for authentication and grading. The National Sports Collectors Convention, and the PNG/ANA Numismatic Trade Show which are the largest trade shows for our cards and autographs and coin businesses, which had been scheduled for July and August 2020 have been cancelled. There continues to be uncertainty as to which, if any, trade shows will occur in the first and future quarters of fiscal 2021 although, we expect to be able to conduct and/or replace some of the cancelled U.S. coins shows with smaller coin authentication and grading events. In addition, we will continue to, when possible, redirect trade show submissions to our California operations facility, for authentication and grading.

●	There continues to be uncertainty as to the U.S. Mint’s production and release schedule for modern coin programs through the end of the calendar year 2020, although to date in the first quarter of fiscal 2021 our domestic modern coin revenues are at the same levels during the same period of last year’s first quarter.

●	Our China operation, in the fourth quarter of fiscal 2020 generated higher revenues than in the third quarter (as COVID-19 led to the disruption of the China operation in the third quarter). Despite a strong backlog of submissions for authentication and grading in China at June 30, 2020, it continues to be difficult to ramp up our operations in China to pre-COVID-19 levels, for now, due to the continuing travel restrictions, that prevent our U.S. coins experts from travelling to China in support of authentication and grading events there.

●	Despite the uncertainties arising from COVID-19 discussed above, our cards and autographs business had a record backlog as of June 30, 2020 and continues to experience strong customer submissions. To address that backlog, we have been increasing operating capacity in the first quarter of fiscal 2021, with the objective of improving the performance of those parts of the business that continue to have a strong demand for our services. We will also be seeking to identify and take advantage of opportunities that may present themselves in other parts of the business where demand for our services are currently uncertain.

Factors That Can Affect Operating Results and our Financial Position in Addition to COVID-19

Factors That Can Affect our Revenue. Our authentication and grading fees accounted for approximately 90% of our total net revenues in the year ended June 30, 2020. The amounts of those fees are primarily driven by the volume and mix of coins and trading cards and collectibles sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of coins and trading cards by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit coins, trading cards and autographs to us for authentication and grading at those times when they are in the market to sell or buy those collectibles.

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

Due to mix issues discussed above, the number of collectibles authenticated and graded, and the fees that they generate can vary by period between coins, and cards and autographs. For example, the total numbers of collectibles authenticated and graded by the Company was approximately 5.0 million, 4.6 million and 4.8 million units in fiscals 2020, 2019 and 2018, respectively, of which, coins represented 42%, 47% and 59%, in fiscals 2020, 2019 and 2018, respectively, and cards and autographs represented 58%, 53% and 41%, in the same respective periods. Coin fees represented 55%, 62% and 68%, of total authentication and grading fees in fiscals 2020, 2019 and 2018, respectively, and cards and autographs fees represented 45%, 38% and 32% of those fees in the same respective periods, as average service fees are generally higher for coins than for cards and autographs, and for vintage units than for modern units. See Results of Operations: Net Revenues below, which discusses revenues in greater detail.

Five of our customers (all of which were coin customers) accounted, in the aggregate, for approximately 10%, 11% and 16% of our total net revenues in the years ended June 30, 2020, 2019 and 2018, respectively. In fiscal 2018 a banking channel customer in China, accounted for about 6% of net revenues. As a result, the loss of any of those customers, or a significant decrease in the volume of grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Factors Affecting our Gross Profit Margins. The gross profit margins we earn on collectibles authentication and grading submissions are impacted by many of the same factors that impact our revenues, as the average service fee and the resulting gross profit margin earned is affected by (i) the volume and mix of those submissions among coins, trading cards and other collectibles, because we generally realize higher margins on coin submissions than on submissions of other collectibles; (ii) in the case of both coins and trading cards, the “turnaround” times requested by our customers, because we charge higher fees for faster service times, and (iii) the level of other related revenues in any reporting period. In addition, because a significant proportion of our costs of sales are relatively fixed, our gross profit margin is also affected as we build authentication and grading capacity in response to the record cards and autographs backlog (as there is a delay between incurring the cost of additional capacity and the resulting full revenue benefits) and by the overall volume of collectibles that we authenticate and grade in any period.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected primarily by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because high-value collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the gold and other precious metals markets, which can affect the level of purchases and sales of collectible coins, because investors and consumers will often increase their purchases of gold coins, as well as other hard assets if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income and the availability of lower cost borrowings, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to securities or other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and in business confidence. Since July 1, 2020, gold prices have increased in the United States which we believe is due primarily to the economic uncertainties created by the COVID-19 pandemic. Based on historical experience, strong gold prices can over time lead to increases in coin authentication and grading submissions to us.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us for authentication and grading, or prior to the shipment of the collectible back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations. However, as discussed in note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report, and in “Liquidity and Capital Resources—Outstanding Financial Obligations” below, to augment our cash resources, in March 2020 the Company increased its revolving and unsecured credit line to $15 million from $10 million and extended its line of credit by two years. In addition, in the first half of fiscal 2018, the Company borrowed $3 million under an unsecured term loan, primarily to fund capital expenditures and costs associated with the move to our new operations and headquarters facility, in the second quarter of fiscal 2018.

In addition to the operating performance of our businesses, and in particular our coin and cards and autographs authentication and grading businesses, which account for over 90% of our revenues, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rates, our obligation to repay borrowings under our Term Loan, the dividend policy adopted by the Board of Directors from time to time, the level of capital expenditures, the decisions to invest in and to fund start-ups of or the acquisition of new businesses and any capital raising activities or stock repurchases. Furthermore, our domestic cash position can be impacted by delays in the timing of the repatriation of cash balances back to the United States from China, due to the exchange control regulations in China.

On February 4, 2018, the Board of Directors approved a reduction in the amount of our future quarterly cash dividends to $0.175 per share, from $0.35 per share, primarily to provide the Company with additional cash that the Board of Directors believes will be needed to grow the Company’s existing businesses, to fund other potential growth opportunities and to enhance the Company’s financial flexibility. The Board of Directors also concluded that this change in dividend will make the payment of future cash dividends sustainable for a longer period of time.

We currently expect that internally generated cash flows, current cash and cash equivalent balances and availability of borrowings under our revolving line of credit, will be sufficient to fund our continuing operations at least through the end of fiscal 2021.

Trends in our Businesses

Our overall financial performance is largely dependent on the performance of our coins and trading cards and autographs authentication and grading businesses which can be impacted by the matters as discussed above. Although our coin business, which accounted for 53%, 57% and 63% of consolidated revenues in fiscal 2020, 2019 and 2018, respectively, continues to be our largest business, our cards and autographs business is growing more rapidly than our coin business and accounted for 43%, 36% and 31% of our consolidated revenues in fiscal 2020, 2019 and 2018, respectively. Our quarterly results can also be significantly impacted by seasonality and the timing of revenues from modern coin programs (that are largely dependent on new coins issuances from the US Mint) and the number of tradeshows or grading events that occur in a quarter both domestically and overseas. Our cards and autographs business is less affected by seasonality, due to the record backlog and strong customer submissions currently being experienced by that business. See “Factors That Can Affect our Revenue” above.

Overview of Fiscal 2020 Operating Results

The following table sets forth comparative financial data for the years ended June 30, 2020 and 2019 (in thousands):

	Year Ended June 30, 2020		Year Ended June 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$78,891	100.0%	$72,453	100.0%
Cost of revenues	33,655	42.7%	30,153	41.6%
Gross profit	45,236	57.3%	42,300	58.4%
Selling and marketing expenses	9,436	11.9%	10,361	14.3%
General and administrative expenses	21,212	26.9%	17,597	24.3%
Impairment Charge	486	0.6%	-	-
Operating income	14,102	17.9%	14,342	19.8%
Interest income, (expense) net	78	0.1%	(69)	(0.1)%
Other income (expense)	15	-	(148)	(0.2)%
Income before provision for income taxes	14,195	18.0%	14,125	19.5%
Provision for income taxes	3,409	4.3%	4,148	5.7%
Net Income	$10,786	13.7%	$9,977	13.8%

Net income per diluted share:	$1.19		$1.11

Despite the adverse impact of COVID-19, on our third and fourth quarters of fiscal 2020, net revenues increased by $6.4 million, or 9%, to a record $78.9 million in fiscal 2020, from $72.5 million generated in fiscal 2019. The increase, primarily comprised (i) increased cards and autographs revenues of $7.2 million or 27%, and (ii) increased China revenues of $1.0 million or 24%, partially offset by decreases in our other coin revenues of $0.8 million. In addition, revenues from our non-grading and authentication businesses and activities, decreased by $1.0 million.

Operating income was $14.1 million in fiscal 2020 as compared to $14.3 million in fiscal 2019 and reflected (i) higher general and administrative expenses in fiscal 2020, including approximately $1.0 million of pre-trial litigation settlements and approximately $0.6 million of higher non-cash stock based compensation and (ii) an impairment charge of $0.5 million, related to our Expos trade show business.

These, as well as other factors affecting our operating results are described in more detail below. Also, see “Recent Developments: Coronavirus (“COVID-19”)”, above in this Item 7 and “Factors that Can Affect our Operating Results and Financial Position” and “Results of Operations”, below.

Critical Accounting Policies and Estimates

General. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record our assets at the lower of cost, net realizable value or fair value. In determining the fair value of certain of our assets, principally accounts receivable, inventories, goodwill, capitalized software and intangible assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or circumstances that could impact, for example our ability to fully collect our accounts receivable or realize the value of our inventories, in future periods. Those judgments, estimates, and assumptions are based on current information available to us at the time we make such determinations. Many of these conditions and circumstances on which our judgments or estimates are based; however, are outside of our control and, if changes were to occur in the events, or other circumstances on which our judgments or estimates were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates. Changes in such estimates may require that we reduce the carrying values of the affected assets on our balance sheet (which are commonly referred to as “write-downs” of the assets involved).

It is our practice to establish reserves, allowances, charges or losses to record such downward adjustments or write-downs in the carrying values of assets, such as, for example, accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the period when those reserves, allowances, charges or losses are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events and changes in the conditions, events or trends upon which those estimates and judgments were made, can and will affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments and judgments about the effects and duration of events or changes in circumstances. For example, it is difficult to predict whether events or conditions, such as COVID-19, changes in interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the occurrence of an event or the onset of changes in economic circumstances for their full effects to be recognized. Therefore, we make such estimates based upon the information available to us at that time and reevaluate and adjust the Company’s reserves, allowances, charges or losses on a quarterly basis.

On a quarterly basis, we make estimates or judgements with respect to the (i) valuation of stock-based compensation awards and the timing and recognition of related stock-based compensation expense for the performance shares that are part of the Company’s Long-Term Incentive Plans, (ii) the amount and adequacy of warranty reserves, (iii) the provision for income taxes and the timing of related valuation allowances, (iv) the carrying value of capitalized software costs (v) the valuation of coin and grading consumable inventory, (vi) the impairment of goodwill and other intangible assets and (vii) litigation related accruals.

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

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases and recognized lease obligations and corresponding right-of-use (ROU) assets for its existing non-cancelable operating leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Consolidated Balance Sheet at June 30, 2020, included elsewhere in this report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. The new standard provides a number of optional practical expedients in transition. The Company elected to use the package of practical expedients that allows us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. In addition, the new standard provides for an accounting election that permits a lessee to elect not to apply the recognition requirements of Topic 842 to short-term leases by class of underlying asset. The Company adopted this accounting election for all classes of assets. The Company’s leases consist primarily of office facilities and the adoption of the new lease standard on July 1, 2019 resulted in the recognition of right-of-use assets of approximately $9.8 million and lease liabilities for operating leases of approximately $13.6 million on the consolidated balance sheets, with no material impact on the consolidated statements of operations or consolidated statements of cash flows. See “Note 9-Leases” for additional information. As a result of COVID-19, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments or charges, required at June 30, 2020.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in fiscal 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than five percent of total revenues.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue”. During fiscal 2020, we recognized revenue for substantially all of the deferred revenue balance of $3,428,000 at June 30, 2019.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our authentication and grading business, we extend payment terms to many of the larger, more creditworthy dealers who submit collectibles to us for authentication and grading on an ongoing basis. We regularly review our accounts receivable and exercise judgment in estimating the amounts of, and establish an allowance for, uncollectible accounts in each quarterly period. The amount of that allowance is based on several factors, including the age and extent of significant past due accounts and known conditions or trends that may affect the ability of account debtors to pay their accounts receivable balances. Each quarter we review our estimates of uncollectible amounts and, if necessary, adjust the allowance to take account of changes in economic or other conditions or trends that we believe will have an adverse effect on the ability of any of our specific account debtors to pay their accounts in full. Since the allowance is increased by recording a charge against income that is reflected in general and administrative expenses, an increase in the allowance will cause an increase in such expenses. At June 30, 2020 and 2019, the allowance for doubtful accounts was $98,000, and $72,000, respectively.

Inventory Valuation Reserves. Our collectibles inventories, which consist of collectible coins that we have purchased pursuant to our coin warranty program and other consumable inventory related to our authentication and grading activities, are valued at the lower of cost or estimated fair value and have been reduced by an inventory valuation allowance to provide for potential declines in the value of those inventories below their carrying values. The amount of the allowance is determined and is periodically adjusted on the basis of market knowledge, historical experience and estimates concerning future economic conditions or trends that may impact the sales value of the collectibles inventories. Additionally, due to the relative uniqueness and special features of some of the collectible coins included in our collectibles inventory and the volatility in the prices of precious metals, valuation of such collectibles often involves judgments that are more subjective than those that are required when determining the market values of more standardized products. As a result, we review the estimated market values of the collectibles in our inventory on a quarterly basis and make adjustments to the valuation reserve that we believe are necessary or prudent based on our judgments regarding these matters. In the event that a collectible is sold for a price below its carrying value, we record a charge to cost of services. In addition, we review our other consumable inventory on a regular basis for recoverability and expected future usage and, if considered necessary, establish reserves for those items that have no future value to us. At June 30, 2020 and 2019, gross inventories were $3,584,000 and $3,243,000, respectively, and inventory reserves were $1,072,000 and $1,278,000, respectively. See Note 3 to the Consolidated Financial Statements. If we liquidate collectible coins at amounts below their carrying values, we may incur losses in excess of our recorded inventory reserves.

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

We recognized warranty expense of $462,000, $568,000 and $764,000 in fiscal years 2020, 2019, and 2018, respectively. Our warranty reserves were $698,000 and $852,000 at June 30, 2020 and 2019, respectively.

Goodwill. We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and where determined necessary, we proceed to a formal goodwill impairment test in accordance with FASB 2017-04 on Simplifying the Test for Goodwill Impairment. We use a discounted cash flow model or an income approach to estimate the fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. If the fair value is less than the carrying value, we recognize goodwill impairment for that difference.

During the first quarter of fiscal 2020, which ended September 30, 2019, we completed the annual impairment evaluations with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of fair values over carrying values in prior years, and any material changes in the estimated cash flows of those reporting units, and determined that it was more likely than not that the respective fair values of CCE and CoinFacts exceeded their respective carrying values, including goodwill, and as a result, there was no impairment. There were no impairment triggers identified for these businesses through June 30, 2020.

With respect to our Expos trade show business, we typically perform our annual goodwill impairment evaluation as of June 30 of each fiscal year. As a result of COVID-19 and as discussed under Recent Developments: Coronavirus (“COVID-19”) above, we concluded that the Expos business was impaired, due to two shows having already been cancelled and the uncertainty as to the future viability of that business as a result of social distancing and the timing of future shows. Therefore at June 30, 2020, we recognized an impairment charge for the remaining Expos goodwill of $458,000.

Long-Lived Assets Other Than Goodwill. We regularly conduct reviews of property and equipment and other long-lived assets other than goodwill, including certain identifiable intangibles, for possible impairment. Such reviews occur annually, or more frequently, if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in full. In order to determine if the value of a definite-lived asset is impaired, we make an estimate of the future undiscounted cash flows expected to result from the use of that asset and its eventual disposition in order to determine if an impairment loss has occurred. If the projected undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recorded to write-down the asset to its estimated fair value. As discussed above under Goodwill, we concluded that Expos business was impaired and therefore at June 30, 2020, we recognized an impairment charge for the remaining intangible assets of $28,000.

Stock-Based Compensation Expense. Stock-based compensation expense is measured at the grant date fair value of a restricted share awards and is recognized as expense over the employee’s or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance requirement or condition, stock-based compensation expense is recognized if, and when, (i) performance goals have been established for the vesting of shares and (ii) it is determined that the achievement of the performance requirement or condition (and therefore, the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance condition has become probable, but it is subsequently determined that the performance condition was not met in the expected vesting period, then if the shares may still vest in future periods, we will extend the period over which the remaining expense would be recognized. If the award fails to vest, or we conclude that it is not probable the shares will vest, then all previously recognized expense with respect to that performance condition would be reversed.

Stock Awards

In recent years, to create incentives for management, to remain in the service of the Company and to drive cash generation, restricted stock awards are made on an annual basis to officers and key employees under Long Term Incentive Plans (“LTIPs”) comprising service-based awards (“RSUs”) and performance based-awards (“PSUs”). In addition, there are annual RSU awards to directors for their annual services as directors and special awards to certain officers or employees, at the discretion of the Compensation Committee of the Board of Directors.

In all instances for the awards to vest the employee or outside director must provide continuous service through the vesting date of the award. In the event of a termination of continuous service, for any reason, prior to its vesting date, the award is forfeited.

Fiscal 2020, 2019 and 2018 LTIP Awards

RSUs

One Time Award. A total, net of forfeitures, of 17,505 RSUs were awarded in December 2017, which vested in two installments, on June 30, 2019 and 2018, respectively. Through June 30, 2019 these service shares were fully vested.

Annual Awards. A total, net of forfeitures, of 25,952, 44,763 and 16,731 RSUs were awarded in fiscal 2020, 2019 and 2018, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants.

At June 30, 2020 17,303 and 15,519 of the fiscal 2020 and 2019 awards remained unvested.

Fiscal 2020 and 2019 PSUs

To focus management’s efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2022 and 2021, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum) to LTIP Participants. Provisional vesting of the PSUs was made contingent on the achievement of net cash flows on an annual basis with final vesting, subject to possible upward or downward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the three year Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal 2020 and 2019 and grant dates were established for that year’s PSUs, for expense recognition purposes. In fiscal 2019 and 2020, the Company achieved the maximum net cash flows performance under the targets established for those years and as a result 14,426 and 49,121 shares are provisionally vested under the fiscal 2020 and 2019 LTIP, respectively.

For any of the PSUs to fully vest, a Participant must provide continuous service through the end of the respective three year Performance Periods. Stock-based compensation expense of $610,000 and $80,000 was recognized in fiscal 2020 and 2019, respectively, for these PSUs, and such expense includes an estimate for the Company’s expected TSR performance as compared to the Russell 2000 Index, over the respective performance periods to date.

Fiscal 2018 PSUs

Through June 30, 2020 no stock-based compensation expense was recognized for 30,370 2018 PSUs awards, as the 2018 Performance Goal was not achieved, and those shares were forfeited as of June 30, 2020.

The net cash flows goals for fiscal years 2021 and 2022 will be set in those fiscal years, which will give rise to grant dates for expense recognition purposes.

2013 LTIP Awards

As previously reported, based on the financial results achieved in fiscal 2017, the Company achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, the remaining 50% of the 2013 LTIP shares vested on June 30, 2018. Stock-based compensation expense recognized for those shares was approximately $503,000, in fiscal 2018. There was no compensation expense required to be recognized under the 2013 LTIP in fiscal 2020 and 2019.

Non-Employee Director Award

In each of fiscal years 2020, 2019, and 2018, each of our non-employee directors was granted restricted service-based shares with grant date fair values of $45,000, for a total fair value of $180,000 in both fiscal 2020, and fiscal 2019, and $315,000 in fiscal 2018. Those shares have a one year vesting period, coinciding with the directors’ service period and the shares vest 25% on a quarterly basis.

CEO Awards

On March 16, 2020, the Company granted Mr. Orlando, the Company’s CEO, a total of 32,278 restricted shares, comprising 16,139 service-based RSUs and 16,139 performance-based PSUs.

The RSUs vest in three equal annual installments on March 16, 2021, 2022, and 2023, respectively.

The PSUs vest in three equal installments based on the annual revenue performance of the business in fiscal years ending June 30, 2020, 2021 and 2022, respectively. The 16,139 PSUs referenced above represent the number of shares that can be earned at target. If maximum performance is achieved, an additional 25% of that year’s PSUs will be earned. Threshold, target and maximum revenue goals were established by the Compensation Committee of the Board of Directors for fiscal 2020. Based on the revenue generated by the Company in fiscal 2020, a determination was made by the Compensation Committee that one-third of the PSUs or 5,379 had vested. Threshold, target and maximum performance goals will be established for the fiscal years 2021 and 2022 PSUs in those respective years, which will give rise to grant dates for expense recognition purposes.

Stock-based compensation expense related to these grants was $108,000 in fiscal 2020.

Other Service-Based Awards

In each of fiscal 2019 and 2018 the Company granted to other employees 5,000 service-based restricted shares, with grant date fair values of $111,000 and $83,000 respectively, and with vesting periods of four years.

Total Expense

Total stock-based compensation expense recognized for all restricted share awards was $1,575,000, $974,000, and $1,421,000, in fiscal years ended June 30, 2020, 2019, and 2018, respectively. See Results of Operations: Stock-Based Compensation Expense below for additional information on stock-based compensation expense.

Capitalized Software. In fiscal years 2020, 2019, and 2018, we capitalized approximately $1,330,000, $1,055,000, and $911,000, respectively, of software development costs related to a number of in-house software development projects. GAAP requires that certain software development costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software, which we have estimated at three years. On the other hand, planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a software development project are recognized as expense in the periods in which they are incurred. During the fiscal years ended June 30, 2020, 2019, and 2018, we recorded approximately $1,039,000, $892,000, and $701,000, respectively, as amortization expense related to such capitalized software projects.

We evaluate the carrying values of capitalized software to determine whether those values are impaired and, if necessary, we record an impairment charge in the period in which we determine that an impairment has occurred.

Income Taxes, Deferred Tax Assets and Valuation Allowances. We account for income taxes in accordance with GAAP, which requires the recording of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns or for uncertain tax positions. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, GAAP requires that we evaluate the probability of realizing the future income tax benefits comprising that asset based on a number of factors, which include projections of future taxable income and the nature of the tax benefits and the respective expiration dates of tax credits and net operating losses. As the Company has been generating taxable income in the United States, we have concluded that it is more likely than not, that we will realize our U.S. deferred tax assets. However, we have established valuation allowances against the deferred tax assets of our Hong Kong, Japan and China subsidiaries and our France branch, due to losses incurred, which makes it uncertain that we will realize the benefits from those deferred tax assets in future periods.

The income tax provisions of $3,409,000, $4,148,000, and $2,760,000, in fiscal 2020, 2019 and 2018, respectively, represented annual effective tax rates (“ETRs”), of approximately 24%, 29%, and 31%, respectively. The ETR for 2020 and 2019 reflects a federal tax rate of 21%, as a result of the 2017 Tax Cuts and Jobs Act (“Tax Act”) enacted into law in December 2017. The ETR in fiscal 2020 benefited from the release of valuation allowances in China whereas in fiscal 2019 a non-cash valuation allowance was established against our deferred tax assets in China which represented about 4% of the ETR of 29%. In fiscal 2018, a blended federal tax rate of approximately 28% applied as the Tax Act only applied for the second half of the year. The provisions for each year were adjusted for excess tax benefits or deficiencies related to the vesting of restricted shares.

See note 8 to the Consolidated Financial Statements included elsewhere in this report which discusses the Tax Act in more detail.

Results of Operations

See Recent Developments: Coronavirus (COVID-19) in conjunction with the following discussions:

The following table sets forth certain financial data, expressed as a percentage of net revenues, derived from our Consolidated Statements of Operations for the respective periods indicated below:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.7%	41.6%	43.1%
Gross profit	57.3%	58.4%	56.9%
Operating expenses:
Selling and marketing expenses	11.9%	14.3%	14.8%
General & administrative expenses	26.9%	24.3%	29.0%
Impairment Charge	0.6%	-	-
Total operating expenses	39.4%	38.6%	43.8%
Operating income	17.9%	19.8%	13.1%
Interest and other income (expense), net	0.1%	(0.3)%	(0.1)%
Income before provision for income taxes	18.0%	19.5%	13.0%
Provision for income taxes	4.3%	5.7%	4.0%
Income from continuing operations	13.7%	13.8%	9.0%
Income from discontinued operations	-	-	0.1%
Net income	13.7%	13.8%	9.1%

Net Revenues. Net revenues consist primarily of fees that we generate from the authentication and grading of collectibles, including coins, trading cards and autographs and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and affiliate program commissions earned from our websites and in printed publications; subscription/membership revenues from CCE, and Collectors Club; and fees generated from promoting, managing and operating our Expos tradeshow events. We also generate revenues from product sales, (primarily coins that we purchase under our warranty policy); however, they are not considered to be the focus of or an integral part of our ongoing revenue generating activities).

The following tables set forth the total net revenues for the fiscal years ended June 30, 2020, 2019 and 2018 between authentication and grading services revenues and other related services (in thousands):

					2020 vs. 2019
	2020		2019		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$71,069	90.1%	$63,790	88.0%	$7,279	11.4%
Other related revenues	7,822	9.9%	8,663	12.0%	(841)	(9.7)%
Total revenues	$78,891	100.0%	$72,453	100.0%	$6,438	8.9%

					2019 vs. 2018
	2019		2018		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	Percent
Authentication and grading fees	$63,790	88.0%	$60,076	87.8%	$3,714	6.2%
Other related revenues	8,663	12.0%	8,373	12.2%	290	3.5%
Total revenues	$72,453	100.0%	$68,449	100.0%	$4,004	5.8%

The following tables set forth certain information regarding the increases or decreases in net revenues from our larger markets (which are inclusive of revenues from our other related services) in each of the periods presented below (in thousands):

	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$33,563	42.5%	$33,860	46.7%	$(297)	(0.9)%
China	5,208	6.6%	4,186	5.8%	1,022	24.4%
France & Hong Kong	2,828	3.6%	3,348	4.6%	(520)	(15.5)%
Total Coins	41,599	52.7%	41,394	57.1%	205	0.5%
Cards and autographs (1)	33,673	42.7%	26,420	36.5%	7,253	27.5%
Other (2)	3,619	4.6%	4,639	6.4%	(1,020)	(22.0)%
	$78,891	100.0%	$72,453	100.0%	$6,438	8.9%

	2019		2018		2019 vs. 2018
		% of Net		% of Net	Increase (Decrease)
Coins:	Amount	Revenues	Amount	Revenues	Amounts	%
United States	$33,860	46.7%	$31,693	46.3%	$2,167	6.8%
China	4,186	5.8%	7,663	11.2%	(3,477)	(45.4)%
France & Hong Kong	3,348	4.6%	3,481	5.1%	(133)	(3.8)%
Total Coins	41,394	57.1%	42,837	62.6%	(1,443)	(3.4)%
Cards and autographs (1)	26,420	36.5%	21,065	30.8%	5,355	25.4%
Other (2)	4,639	6.4%	4,547	6.6%	92	2.0%
	$72,453	100.0%	$68,449	100.0%	$4,004	5.8%

(1)	Consists of revenues from our PSA trading card authentication and grading business (including Japan) and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade show and product sales.

Fiscal 2020 vs. 2019. In fiscal 2020, our total service revenues increased by $6,438,000, or 8.9%, to a record $78,891,000, from $72,453,000 in 2019. That increase was primarily attributable to an increase of $7,279,000, or 11.4%, in authentication and grading fees, partially offset by lower other related revenues of $841,000. The increased authentication and grading fees were comprised of an increase of $7,067,000, or 28.8%, in cards / autographs and an increase of $212,000, or 0.5%, in coin fees, as discussed in more detail below. The lower other related revenues in fiscal 2020, as compared to fiscal 2019, was primarily due to the cancellation of an Expos trade show in the fourth quarter of fiscal 2020 and lower product sales.

Despite the impact of COVID-19 primarily in the month of April 2020, the Company generated record quarterly revenues of $20,502,000 in its fourth quarter of fiscal 2020 as compared to $19,784,000 in the fourth quarter of fiscal 2019, driven by an increase of 27% in our cards and autograph revenue.

Revenues from our trading cards / autographs business continued to show consistent growth in fiscal 2020, although that revenue growth was curtailed somewhat by COVID-19, primarily in the months of March and April 2020. Those revenues increased by 27.5% in fiscal year 2020 and represented record revenues for that business. Moreover, our card and autographs business has achieved quarter-over-quarter revenue growth in 39 of the last 40 quarters.

The increased revenues from China in fiscal 2020, reflected an improved revenue performance in our China business in the first half of fiscal 2020 prior to the outbreak of COVID-19. As discussed under Recent Developments: Coronavirus COVID-19 above, we expect there will be slower revenue growth in China, while travel restrictions continue between the U.S. and China.

Changes in U.S. Coin fees include increases of (i) $1,181,000 in U.S. modern coin revenues, primarily reflecting increased revenues in the fourth quarter of fiscal 2020 from the Emergency Issue Silver Program from the U.S. Mint and (ii) higher vintage coin revenues of $1,125,000, reflecting revenues earned in this year’s second quarter from the authentication and grading of a large customer collection and in the fourth quarter from redirecting what would have been show submissions to our California facility for authentication and grading. Those increases were mostly offset by lower trade show revenues, related to the cancellation of coin shows in the third and fourth quarters of fiscal 2020 due to COVID-19, and one less show and lower average per show submissions in the first half of the year.

Our coin and cards and autographs authentication and grading businesses represented approximately 95% of total revenues in fiscal 2020, reflecting the continued importance of those two businesses to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin service revenues can be volatile. Our U.S. coin revenue in fiscal 2020 was substantially the same as 2019, despite COVID-19 and we will continue our efforts to identify and take advantage of revenue opportunities in that business.

With respect to our cards and autographs business, which ended fiscal 2020 with a record backlog of cards to be authenticated and graded, we expect continued growth in that business in fiscal 2021 as we continue to increase authentication and grading operations capacity.

With respect to China, we will continue to focus on growing that business, which finished fiscal 2020 with a relatively high backlog and we will be focused on making that business less reliant on our U.S. personnel to offset travel restrictions between the U.S. and China.

Fiscal 2019 vs. 2018. In fiscal 2019, our total revenues increased by $4,004,000 or 5.8%, to a then annual record of $72,453,000 from $68,449,000 in fiscal 2018. That increase was attributable to an increase of $3,714,000, or 6.2%, in authentication and grading fees, and a $290,000, or 3.5%, increase in other related services. The increase in authentication and grading fees was attributable to an increase of $5,241,000, or 27.1%, in cards and autograph fees partially offset by a net decrease of $1,527,000 or 3.7%, in coin fees, attributable to a decrease in fees generated in China (see below).

Revenues from our trading cards and autographs business showed consistent growth. Those revenues increased by 25% in fiscal 2019 and represented record annual revenues for that business through fiscal 2019.

The decreased revenues in China in fiscal 2019, represented a reduction of revenues from the banking channel in China of approximately $4.0 million in fiscal 2019 as compared to fiscal 2018. We generated non-banking channel revenues in China of $4,115,000 in fiscal 2019, as compared to $3,598,000 in fiscal 2018, representing an annual increase of 14% in fiscal 2019, which included a 42% increase in the fourth quarter of fiscal 2019.

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

Gross Profit

Gross profit is calculated by subtracting the cost of revenues from net revenues. Gross profit margin is gross profit stated as a percentage of net revenues. The costs of authentication and grading revenues consist primarily of labor to authenticate and grade collectibles, production costs, credit card fees, warranty expense, occupancy, security and insurance costs that directly relate to providing authentication and grading services. Cost of revenues also includes printing, other direct costs of the revenues generated by our other non-grading related services and the costs of product sales (which represent the carrying value of the inventory of products, that are primarily collectible coins that we sold) and any inventory-related reserves on our consumable inventory and coins, that may be considered necessary.

Set forth below is information regarding our gross profit and gross profit margins in the fiscal years ended June 30, 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Gross profit	$45,236	$42,300	$38,978
Gross profit margin	57.3%	58.4%	56.9%

Fiscal 2020 vs. 2019. As indicated in the above table, our gross profit margin was 57.3% in fiscal 2020, as compared to 58.4% in fiscal 2019. The gross profit margin in fiscal 2020, reflects the adverse effects of COVID-19, including our decision to continue paying all personnel through March 31, 2020, despite the closures of our businesses during that quarter. The gross profit margin in the fourth quarter of fiscal 2020 was 59.8% as compared to 58.7% in the fourth quarter of fiscal 2019, despite the COVID-19 disruption, primarily in April 2020. The gross profit margin for coins was consistent in fiscal 2020 as compared to fiscal 2019. The gross profit margin for our cards and autographs business was down in fiscal 2020 as compared to fiscal 2019 and reflects continued costs incurred to increase capacity to address the record backlog in that business. As previously reported, there can be on-going variability in the gross profit margin due to the mix of revenue and the seasonality of our business. During the three years ended June 30, 2020, our quarterly gross profit margins varied between 53% and 62%.

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

The following table sets forth selling and marketing expenses that we incurred in fiscals 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Selling and marketing expenses	$9,436	$10,361	$10,137
As a percentage of net revenues	11.9%	14.3%	14.8%

Fiscal 2020 vs. 2019. As indicated in the above table, selling and marketing expenses were 11.9% of revenues in the fiscal 2020, as compared to 14.3% in the fiscal 2019. In absolute dollars, selling and marketing expenses in 2020 decreased by $925,000, primarily as a result of cancellations of coin trade shows that had been scheduled to take place in the fourth quarter of fiscal 2020, due to COVID-19 and lower coin business development costs at our overseas coin businesses. Those cost savings were partially offset by higher sales and marketing expenses in our growing cards / autographs business.

Fiscal 2019 vs. 2018. As indicated in the above table, selling and marketing expenses represented 14.3% of revenues in fiscal 2019, as compared to 14.8% in fiscal 2018. In absolute dollars, selling and marketing expenses increased by $224,000 or 2.2% in fiscal 2019 as compared with fiscal 2018. We incurred higher selling and marketing expenses in our growing cards and autograph business (including costs incurred for business development activities in Japan for the Company’s new Japanese subsidiary), which for the most part was offset by lower selling and marketing expenses in our other businesses.

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

The following table sets forth G&A expenses that we incurred in fiscals 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
General & administrative expenses	$21,212	$17,597	$19,864
As a percentage of net revenues	26.9%	24.3%	29.0%

Fiscal 2020 vs. 2019. As indicated in the above table, G&A expenses represented 26.9% of revenues in fiscal 2020, as compared to 24.3% in fiscal 2019. The dollar increase in G&A expenses in fiscal 2020 of $3,615,000, included (i) higher payroll related costs of $1,092,000 (which was inclusive of higher performance based incentive costs of $449,000 in connection with the improved operating performance of the business, as certain of those incentive costs are based on an individual’s areas of responsibility), (ii) higher legal expenses of $1,114,000, (of which $967,000 were related to pre-trial settlements), (iii) higher non-cash stock based compensation of $642,000 in connection with the Company’s LTIP programs (see below) and (iv) higher consulting and outside service costs of $392,000 (which are inclusive of costs incurred on improving our operational processes and productivity).

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

Stock-Based Compensation Expense

We recognize non-cash stock-based compensation expense that is attributable to grants or the vesting of restricted stock. Stock-based compensation expense is recorded as part of (i) sales and marketing expenses, in the case of stock awards granted to employees whose compensation is classified as sales and marketing expenses and (ii) general and administrative expenses, in the case of stock awards granted to directors, executive and financial management and administrative personnel.

The following table sets forth the stock-based compensation expense we recognized in fiscal 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended June 30,
Included In:	2020	2019	2018
Sales and marketing	$29	$70	$98
General and administrative expenses	1,546	904	1,323
	$1,575	$974	$1,421

The related tax benefit recognized for stock-based compensation expense was approximately $418,000, $254,000 and $1,035,000 in fiscals 2020, 2019 and 2018, respectively.

For PSUs that are contingent on the achievement of financial performance goals for vesting to occur, the amount of stock-based compensation recognized in any period can vary depending on an assessment as to whether it has become probable that the Company will achieve the performance goals and the time periods in which those goals are expected to be achieved. If it becomes probable that a performance goal will be achieved, there can be catch-up of stock-based compensation expense in that period, reflecting the additional expense required to be recognized from the service inception date through the period when it became probable that the goal would be achieved. Thereafter, stock-based compensation expense for the performance goal is recognized over the expected remaining service period to vesting.

Stock-based compensation expense related to financial performance goals was $693,000, $80,000 and $503,000 in fiscal 2020, 2019 and 2018, respectively. The increased expense in fiscal 2020, as compared to fiscal 2019, reflects the achievement of the maximum net cash performance goals for those years in both fiscal 2019 and 2020, with the associated expense recognized over the performance period.

A total of $1,935,000 of stock-based compensation expense for unvested restricted stock awards remained unrecognized as of June 30, 2020, based on the assumption that the holders of those awards would remain in the Company’s service through fiscal 2023. That expense will be recognized in future periods, as follows (in thousands):

Year Ending June 30,
2021	$1,321
2022	530
2023	84
Total	$1,935

The $1,935,000 of unrecognized expense does not include any expense that may arise from (i) grants of any additional restricted stock awards in future periods, (ii) the PSUs granted under the 2020 and 2019 LTIPs for which grant dates are to be established in fiscal 2021 and 2022.

Impairment Charge

	Fiscal Year Ended June 30, (in thousands)
	2020	2019	2018
Impairment Charge	$486	$-	$-

The impairment charge of $486,000 in fiscal 2020 relates to our Expos business and as discussed above under Recent Developments: Coronavirus (COVID-19), there continues to be uncertainty as to the viability of the Expos trade show business, due to COVID-19 that resulted in the cancellation of shows and due to expected social distancing concerns that will limit the numbers of dealers and attendees at future shows.

Interest Income, Net

Interest income is generated on cash balances that we have invested, primarily in highly liquid money market accounts and funds. Interest expense consists of interest incurred on outstanding borrowings, loan arrangement fees and unused commitment fees on credit facilities. The following table compares the net interest income (expense) in the fiscal years ended June 30, 2020, 2019 and 2018, (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Interest income (expense), net	$78	$(69)	$(114)

Due to the Company maintaining higher cash balances and higher prevailing interest rates through February 2020, interest income was $213,000 in fiscal 2020, as compared to $111,000 and $19,000 in fiscal 2019 and 2018, respectively. Interest expense of $135,000, $180,000 and $133,000 was recognized in fiscal 2020, 2019 and 2018, respectively. Interest expense in fiscal 2020, 2019 and 2018, primarily related to borrowings under the Company’s term loan and commitment fees incurred under the revolving line of credit.

Provision for Income Taxes

	Fiscal Year Ended June 30, (in thousands)
	2020	2019	2018
Provision for income taxes	$3,409	$4,148	$2,760

The income tax provisions of $3,409,000, $4,148,000, and $2,760,000, in fiscals 2020, 2019 and 2018, respectively, represented ETRs, of approximately 24%, 29%, and 31%, respectively. The ETR for 2020 and 2019 reflect a federal tax rate of 21%, as a result of the Tax Act enacted into law in December 2017. The ETR in fiscal 2020 benefited from the release of valuation allowances in China, whereas in fiscal 2019 a non-cash valuation allowance was established against our deferred tax assets in China and represented about 4% of the ETR of 29%. In fiscal 2018, a blended federal tax rate of approximately 28% applied as the Tax Act only applied for the second half of that year. The income tax provisions for each fiscal year were adjusted for excess tax benefits or deficiencies related to the vesting of restricted shares.

Discontinued Operations

	Fiscal Year Ended June 30, (in thousands)
	2020	2019	2018
Income from discontinued operations, (net of income taxes)	$-	$-	$104

The income from discontinued operations (net of income taxes), reflected pre-tax accretion expenses of $2,000 in fiscal year 2018, recognized in connection with the facilities, formerly occupied by our discontinued jewelry businesses and the write-off of all remaining discontinued balances as of March 31, 2018.

Quarterly Results of Operations

Generally, the revenues generated by our collectibles grading and authentication businesses are lower during our second quarter, which ends on December 31, than in other quarterly periods, because collectibles commerce generally decreases during the holiday season. As discussed under “Factors that can Affect Operating Results and our Financial Position” and “Trends in our Businesses” above there can be period to period variability in coin revenues due to general market conditions that will impact the level of coin revenues in a given quarter, and the level of U.S. modern coin revenues, which are typically higher in our third quarter.

Prior to the onset of COVID-19, our collectibles trade show business added to the variability in our quarter-to-quarter operating results, because its revenues can vary based on the timing of the collectibles trade shows. Historically, the revenues of this business were higher in the first, third and fourth quarters of our fiscal years, compared to the second quarter, because the Long Beach, California Collectibles Shows took place during the first, third and fourth quarters. See also Recent Developments-Coronavirus (COVID-19) above, which discusses the impact of COVID-19 on our quarterly operating results in fiscal 2020 and may have in future quarters.

The tables below present unaudited selected quarterly financial data for each of the eight quarters beginning September 30, 2018 and ending on June 30, 2020. The information has been derived from our unaudited quarterly condensed consolidated financial statements, which have been prepared on a basis consistent with our audited Consolidated Financial Statements appearing in ITEM 8 of this Annual Report. The consolidated financial information set forth below includes all adjustments (consisting of normal adjustments and accruals) that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in ITEM 8 of this Annual Report. These quarterly operating results are not necessarily indicative of results that may be expected for any subsequent fiscal periods.

Quarterly Results of Operations	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2018	Dec.31, 2018	Mar.31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020
Statement of Operations Data:
Net revenues	$17,495	$15,704	$19,471	$19,783	$20,210	$19,456	$18,723	$20,502
Cost of revenue	7,202	6,953	7,827	8,171	8,101	8,533	8,771	8,250
Gross profit	10,293	8,751	11,644	11,612	12,109	10,923	9,952	12,252
Operating Expenses:
SG&A expense(i)	7,466	6,537	6,879	7,076	7,472	7,649	7,310	8,217
Impairment Charge(ii)	-	-	-	-	-	-	-	486
Operating income	2,827	2,214	4,765	4,536	4,637	3,274	2,642	3,549
Interest and other income (expense), net	3	(145)	(4)	(71)	71	4	38	(20)
Income before provision for income taxes	2,830	2,069	4,761	4,465	4,708	3,278	2,680	3,529
Provision for income taxes (iii)	699	588	1,202	1,659	1,095	664	753	897
Net Income	$2,131	$1,481	$3,559	$2,806	$3,613	$2,614	$1,927	$2,632

Net income per share:
Basic	$0.24	$0.17	$0.40	$0.31	$0.40	$0.29	$0.21	$0.29
Diluted	$0.24	$0.17	$0.40	$0.31	$0.40	$0.29	$0.21	$0.29

Weighted average shares outstanding:
Basic	8,933	8,936	8,938	8,943	8,973	8,980	8,989	8,993
Diluted	8,962	8,947	8,966	9,004	9,060	9,061	9,073	9,078

(i)	In the fourth quarter of fiscal 2020, the Company recognized approximately $845,000 of pre-trial litigation costs that are included in SG&A expense in that quarter.

(ii)	The impairment reserve in the fourth quarter of fiscal 2020 related to our Expos tradeshow business. See Recent Developments-Coronavirus (COVID-19) above.

(iii)	The higher ETR in the fourth quarter of fiscal 2019, reflects a non-cash valuation allowance established against deferred tax assets in China as of June 30, 2019. See Provisions for Income Taxes above.

Liquidity and Capital Resources

See Recent Developments: Coronavirus (COVID-19) in conjunction with the discussion below:

Cash and Cash Equivalent Balances. At June 30, 2020, we had cash and cash equivalent balances of $28,640,000 as compared to $19,225,000 at June 30, 2019 and $10,581,000 at June 30, 2018.

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our continuing grading operations, because many of our authentication and grading customers prepay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of the collectible back to them. In March 2020, we increased our $10 million revolving unsecured bank line of credit to $15 million and extended the term by two years through March 2022. There were no borrowings under the line of credit in fiscal 2020. Additionally, in September 2017, we obtained the $3.5 million Term Loan, under which we borrowed $3.0 million, to fund capital expenditures, moving costs and lease exit costs, in connection with our move to our new operations and headquarters facility. See below.

Cash Flows

Cash Flows from Operating Activities. In the fiscal years ended June 30, 2020, 2019, and 2018, our operating activities generated cash of $19,166,000, $17,530,000, and $11,872,000, respectively. The increase in cash generated from operating activities in fiscal 2020 as compared to 2019 primarily reflects changes in working capital and higher non-cash expenses in fiscal 2020 as operating income was about the same in both years. The increased cash generated from operating income in fiscal 2019 as compared to 2018, reflected higher operating income in fiscal 2019, as adjusted for non-cash expenses and changes in working capital.

Cash Flows of Discontinued Operations. In the fiscal years ended June 30, 2019, and 2018 discontinued operations used cash of $10,000, and $215,000, respectively, related primarily to the payment of obligations for our discontinued jewelry businesses facilities, which were fully satisfied during fiscal 2018.

Cash Used in Investing Activities. In the fiscal years ended June 30, 2020, 2019, and 2018, investing activities used net cash of $2,701,000, $1,834,000, and $4,819,000, respectively. The higher cash used in investing activities in fiscal 2018, related to the buildout of the Company’s new operations and headquarters facility, which resulted in lower capital expenditures required in fiscal 2019.

Cash Used in Financing Activities. In the fiscal years ended June 30, 2020, 2019 and 2018, financing activities used net cash of $7,050,000, $7,042,000 and $6,083,000, respectively. The Company borrowed $3,000,000 under its term loan in fiscal 2018 whereas the Company made principal repayments under that loan of $750,000 and $563,000 in fiscal 2020 and 2019, respectively. Dividends paid to stockholders were $6,300,000, $6,479,000 and $9,083,000 in fiscal 2020, 2019 and 2018, respectively. The lower dividend payments in 2020 and 2019, reflect a decrease in the Company’s cash dividend rate implemented in the third quarter of fiscal 2018. (See Dividends below).

Overall, the Company generated cash of $9,415,000, $8,644,000 and $755,000 in fiscal 2020, 2019 and 2018, respectively.

Outstanding Financial Obligations

Lease Obligations

On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet of space for its operations and headquarters facility. The term of this lease is 10 years and 10 months, which commenced on the completion of tenant improvements, which was December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2020 aggregate minimum obligations over the remaining term of the lease were approximately $12.0 million.

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

At June 30, 2020, future minimum lease payments under the lease agreements associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2021	$2,514
2022	2,138
2023	1,663
2024	1,473
2025	1,470
Thereafter	5,069
$14,327

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

At June 30, 2020, the Company had $1,688,000 of outstanding borrowings under this term loan, of which $750,000 was classified as a current liability and $938,000 was classified as a long-term liability in the Consolidated Balance Sheet at June 30, 2020. The Company was in compliance with the term loan covenants at June 30, 2020.

Revolving Credit Line. On March 10, 2020 the Company amended and increased its $10 million unsecured revolving credit line (the “Credit Line”) to $15 million and extended the term for two years through March 2022. The Company is entitled to obtain borrowings at such times and in amounts as it may request, as supported by an EBITDA calculation for the last four quarters, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $15 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan and certain other covenants typical for this type of credit. At June 30, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at June 30, 2020 however, there were no borrowings outstanding under the line of credit at June 30, 2020.

Dividends. Effective the third quarter of fiscal 2018, our quarterly cash dividend was lowered to $0.175 per share from the $0.35 per share, that had previously been in place since January 2015. As a result, we paid dividends of $6,300,000, $6,479,000, and $9,083,000, in fiscal 2020, 2019, and 2018, respectively.

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

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our revolving credit line, (i) to introduce new collectibles related services and initiatives for existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures, and working capital requirements; (iv) to fund repayments under the Company’s term loan (v) to fund possible start-ups or acquisitions of businesses, (vi) to pay cash dividends; and (vii) for other general corporate purposes.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. (“ASU 2017-04”) The new guidance eliminates Step 2 of the goodwill impairment test. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted this guidance in the current fiscal year on a prospective basis and we applied this guidance in calculating the goodwill impairment charge recognized in fiscal 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At June 30, 2020, we had approximately $28,640,000 in cash and cash equivalents, of which approximately $24,121,000 was invested in money market accounts and the balance of $4,519,000 (which is inclusive of cash in overseas banks) was held in non-interest bearing accounts. Reductions in short-term interest rates since March 2020, to mitigate the adverse economic effect of COVID-19, have resulted in reductions in the amount of income we are able to generate on available cash. However, any adverse impact on our operating results arising from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,713,000 at June 30, 2020, of which $1,102,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds out of China.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Collectors Universe, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Collectors Universe Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30 2020, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principles

As described in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the current period adoption method without revising comparative periods.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Newport Beach, California

August 26, 2020

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,640	$19,225
Accounts receivable, net of allowance of $98 in 2020 and $72 in 2019	2,324	2,408
Inventories, net	2,512	1,965
Prepaid expenses and other current assets	1,872	1,400
Total current assets	35,348	24,998

Property and equipment, net	6,762	7,259
Operating lease right-of-use assets	8,214	-
Goodwill	1,625	2,083
Intangible assets, net	2,446	2,329
Deferred income tax assets	623	561
Other assets	464	463
	$55,482	$37,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,381	$2,540
Accrued liabilities	2,713	1,873
Accrued compensation and benefits	4,854	4,095
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,274	-
Income taxes payable	1,142	608
Deferred revenue	4,968	3,428
Total current liabilities	20,082	13,294

Deferred rent	-	3,764
Long-Term Debt	938	1,688
Operating lease liabilities, non-current	9,450	-

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; shares outstanding: 9,240 in 2020 and 9,153 in 2019	9	9
Additional paid-in capital	88,918	87,343
Accumulated deficit	(63,915)	(68,405)
Total stockholders’ equity	25,012	18,947
	$55,482	$37,693

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2020	2019	2018

Grading, authentication and related services revenues	$78,891	$72,453	$68,449
Cost of grading, authentication and related services	33,655	30,153	29,471
Gross profit	45,236	42,300	38,978
Operating expenses:
Selling and marketing expenses	9,436	10,361	10,137
General and administrative expenses	21,212	17,597	19,864
Impairment charge	486	-	-
Total operating expenses	31,134	27,958	30,001
Operating income	14,102	14,342	8,977
Interest expense, net	78	(69)	(114)
Other income (expense), net	15	(148)	29
Income before provision for income taxes	14,195	14,125	8,892
Provision for income taxes	3,409	4,148	2,760
Income from continuing operations	10,786	9,977	6,132
Income from discontinued operations, (net of income taxes)	-	-	104
Net income	$10,786	$9,977	$6,236

Net income per basic share:
Income from continuing operations	$1.20	$1.12	$0.71
Income from discontinued operations, (net of income taxes)	-	-	0.01
Net income per share	$1.20	$1.12	$0.72

Net income per diluted share:
Income from continuing operations	$1.19	$1.11	$0.70
Income from discontinued operations, (net of income taxes)	-	-	0.01
Net income per share	$1.19	$1.11	$0.71

Weighted average shares outstanding:
Basic	8,984	8,937	8,662
Diluted	9,068	8,970	8,817
Dividends declared per common share	$0.70	$0.70	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2017	8,921	$9	$84,948	$(69,040)	$15,917
Stock-based compensation – restricted stock	94	-	1,421	-	1,421
Net income	-	-	-	6,236	6,236
Dividends paid and accrued	-	-	-	(9,306)	(9,306)
Balance at June 30, 2018	9,015	9	86,369	(72,110)	14,268
Stock-based compensation – restricted stock	138	-	974	-	974
Net income	-	-	-	9,977	9,977
Dividends paid and accrued	-	-	-	(6,272)	(6,272)
Balance at June 30, 2019	9,153	9	87,343	(68,405)	18,947
Stock-based compensation – restricted stock	87	-	1,575	-	1,575
Net income	-	-	-	10,786	10,786
Dividends paid and accrued	-	-	-	(6,296)	(6,296)
Balance at June 30, 2020	9,240	$9	$88,918	$(63,915)	$25,012

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,786	$9,977	$6,236
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	-	-	(104)
Depreciation and amortization expense	3,040	2,812	2,306
Stock-based compensation expense	1,575	974	1,421
Non-cash lease expenses	(255)	-	-
Impairment charge	486	-	-
Provision for bad debts	26	8	33
Provision for inventory write-down	252	178	502
Provision for warranty	462	568	764
Loss on sale of property and equipment	13	71	94
Changes in operating assets and liabilities:
Accounts receivable	59	188	1,001
Inventories	(800)	437	(359)
Prepaid expenses and other	(472)	641	(305)
Deferred income taxes	(62)	661	1,642
Other assets	(1)	15	(66)
Accounts payable and accrued liabilities	1,223	(433)	(815)
Accrued compensation and benefits	760	694	(972)
Income taxes payable	534	296	(353)
Deferred revenue	1,540	215	537
Deferred rent	-	228	310
Net cash provided by operating activities of continuing operations	19,166	17,530	11,872
Net cash used in operating activities of discontinued operations	-	(10)	(215)
Net cash provided by operating activities	19,166	17,520	11,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,370)	(915)	(3,923)
Capitalized software development costs	(1,330)	(1,055)	(911)
Proceeds from sale of property and equipment	-	124	14
Patents and other intangibles	(1)	-	(5)
Proceeds from sale of business	-	12	6
Net cash used in investing activities	(2,701)	(1,834)	(4,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	4,204	-	-
Repayments of Paycheck Protection Program Loan	(4,204)	-	-
Borrowings under term loan	-	-	3,000
Repayments under term loan	(750)	(563)	-
Dividends paid to common stockholders	(6,300)	(6,479)	(9,083)
Net cash used in financing activities	(7,050)	(7,042)	(6,083)
Increase (decrease) in cash and cash equivalents	9,415	8,644	755
Cash and cash equivalents at beginning of year	19,225	10,581	9,826
Cash and cash equivalents at end of year	$28,640	$19,225	$10,581

The accompanying notes are an integral part of these consolidated financial statements.

COLLECTORS UNIVERSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended June 30,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net	$2,880	$2,852	$1,805
Interest paid	116	157	108

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Leasehold Improvements contributed by landlord	$-	$-	$2,949

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Collectors Universe, Inc. and its wholly owned subsidiaries. At June 30, 2020, such operating subsidiaries were Certified Asset Exchange, Inc. (CAE), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited and Expos Unlimited, LLC. (Expos), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

At June 30, 2020, substantially all of our cash was deposited at one FDIC insured financial institution. Those deposits exceeded the bank’s FDIC insured deposit limits by approximately $25,622,000 at June 30, 2020. Cash in overseas bank accounts was approximately $1,713,000 at June 30, 2020, of which $1,102,000 was in China. We repatriate cash back from China to the United States, as considered necessary and in accordance with China exchange control regulations.

Concentrations

Credit Risks. Financial instruments that potentially subject the Company to significant concentrations of credit risk at June 30, 2020 and 2019, consisted primarily of cash and cash equivalents and accounts receivables.

Cash Balances. At June 30, 2020 and 2019, the Company had funds of approximately $24,121,000 and $14,768,000 respectively, in money market accounts and money market funds. In addition, at June 30, 2020 and 2019, the Company had approximately $4,519,000 and $4,457,000 respectively, in a non-interest bearing bank account for general day-to-day operations.

Accounts Receivable. A substantial portion of our accounts receivable is due from collectibles dealers. No individual customer’s account receivable balance was in excess of 10% of the Company’s total gross accounts receivable balances at June 30, 2020. There was one individual customer’s account receivable balance was approximately 11% of the Company’s total gross accounts at June 30, 2019. The Company performs an analysis of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of the debtors to pay their accounts receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $98,000 and $72,000 at June 30, 2020 and June 30, 2019, respectively. We write-off accounts receivable balances when it is determined that there is no possibility of collection.

Customers. The authentication and grading of collectible coins and related revenues accounted for approximately 53%, 57%, and 63% of our net revenues in the years ended June 30, 2020, 2019 and 2018, respectively. In addition, our cards and autograph revenues and related revenues accounted for 43%, 36% and 31% of total revenues in the years ended June 30, 2020, 2019 and 2018, respectively. In fiscal 2020, 2019 and 2018, five customers accounted for 10%, 11%, and 16% of our net authentication and grading services, respectively.

Suppliers. In order to obtain volume discounts, we have chosen to purchase the injection-molded critical high-volume plastic parts for our clear plastic holders from a limited number of suppliers. We typically concentrate the purchase of holders through one supplier when developing new holders. We now have back up suppliers and dies for our critical parts. If it became necessary for us to obtain parts from an additional supplier, we would have to arrange for the fabrication of a die for that new supplier, which can be a lengthy process. However, as we own the dies used to manufacture the parts, they should be able to be moved to replacement suppliers. We believe the inventory of parts we maintain and the availability of back-up suppliers (including overseas suppliers) is sufficient to give us the time to change suppliers, if considered necessary.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term nature of such instruments.

Leases

Effective July 1, 2019 the Company adopted Accounting Standards Codification (“ASC”) 842 Accounting for Leases and recognized lease obligations and corresponding right-of-use (ROU) assets for its existing non-cancelable operating leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases. Therefore, the Consolidated Balance Sheet at June 30, 2020, included elsewhere in this report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We elected not to recognize lease assets and liabilities for leases with a term of 12 months or less and are recognizing lease expenses for such leases on a straight-line basis over the lease term. The Company adopted this new accounting guidance, utilizing the current period adoption method without revising comparative periods and elected not to reassess existing leases. The new standard provides a number of optional practical expedients in transition. The Company elected to use the package of practical expedients that allows us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. In addition, the new standard provides for an accounting election that permits a lessee to elect not to apply the recognition requirements of Topic 842 to short-term leases by class of underlying asset. The Company adopted this accounting election for all classes of assets. The Company’s leases consist primarily of office facilities and the adoption of the new lease standard on July 1, 2019 resulted in the recognition of right-of-use assets of approximately $9.8 million and lease liabilities for operating leases of approximately $13.6 million on the consolidated balance sheets, with no material impact on the consolidated statements of operations or consolidated statements of cash flows. See “Note 9-Leases” for additional information. As a result of COVID-19, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments or charges, required at June 30, 2020.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 90% of our consolidated revenues in the fiscal year ended June 30, 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying consolidated balance sheets. During fiscal 2020, we recognized revenue for substantially all of the deferred revenue balance of $3,428,000 at June 30, 2019.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Inventories

Our inventories consist primarily of (i) collectible coin inventories, and (ii) consumable supplies that we use in our authentication and grading businesses. Collectible coin inventories are recorded at estimated market value using the specific identification method. Consumable supplies are recorded at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories are periodically reviewed to identify slow-moving items, and an allowance for inventory loss is recognized, as necessary. The allowance for inventory losses was $1,072,000 and $1,278,000 at June 30, 2020 and 2019, respectively. It is possible that our estimates of market value could change in the near term due to changes in market conditions in the various collectibles markets served by the Company, which could require us to increase that allowance.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease. Depreciation and amortization expense are classified as part of general and administrative expenses. Coin reference sets are non-depreciable assets. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of its goodwill and certain indefinite-lived intangible assets at least annually for impairment, or more frequently if facts and circumstances indicate that impairment may have occurred. We formally evaluate the carrying value of goodwill and other indefinite-lived intangible assets for impairment on the anniversary date of each of the acquisitions that gave rise to the recording of such assets or more frequently if a triggering event has occurred. We consider qualitative factors as part of the formal evaluation of the carrying value of goodwill. If qualitative factors are not applicable and the carrying value of a “reporting unit,” is determined to be less than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured by comparing the current fair value of the reporting unit to the carrying value of the reporting unit, and, if the implied fair value of goodwill is less than the carrying value of goodwill, we would record an impairment loss of goodwill calculated as the difference between the implied fair value and carrying values in the consolidated statements of operations in the period in which the impairment is determined. At June 30, 2020 we recognized an impairment charge of $458,000 for the remaining goodwill of our Expos business.

Capitalized Software

Software development costs are capitalized as part of intangible assets and amortized on a straight-line basis over its useful life of three years. Through June 30, 2020 and 2019, we had capitalized software costs of approximately $8,622,000 and $7,292,000 respectively, as capitalized software and we recognized related accumulated amortization expense of $6,373,000 and $5,334,000, respectively. During fiscal years 2020, 2019 and 2018, the Company recorded amortization expense for capitalized software of approximately $1,039,000, $892,000, and $701,000, respectively. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of a project are recognized as expense in the period in which they occur. We evaluate the carrying value of capitalized software to determine if the carrying value is impaired, and, if necessary, an impairment loss is recorded in the period in which the impairment is determined to have occurred.

Long-Lived Assets

The Company regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in full. If there is an indication of impairment to property, equipment or definite lived intangible assets, then we prepare an estimate of future undiscounted cash flows expected to result from the use of that asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to write-down the asset to its estimated fair value. Fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with our estimate of the business risks of the related asset. As a result of the impairment of the Expos recorded at June 30, 2011, the tradename was determined to have a finite life and was being amortized over a period of 10 years. However, as part of the impairment charge for Expos at June 30, 2020 we wrote down the remaining carrying value of the tradename from $28,000 to zero at June 30, 2020.

Warranty Costs

We offer a warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible, or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared with its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-evident holder in which it was placed at the time we last graded it, or there is evidence that there was tampering with the holder. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an on-going basis. Net warranty expense recognized was $462,000, $568,000 and $764,000 in fiscal 2020, 2019 and 2018, respectively. Our warranty reserves were $698,000 and $852,000 at June 30, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $250,000, $260,000, and $286,000 in the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of an equity-incentive award and is recognized as expense over the employee or non-employee director’s requisite service period, which is generally the vesting period of the award. However, if the vesting of a stock-based compensation award is subject to satisfaction of a performance goal or condition, the stock-based compensation expense is recognized if, and when, (i) performance goals have been established and (ii) it is determined that the achievement of the performance requirement or condition (and therefore the vesting of the award) has become probable. If stock-based compensation is recognized due to a determination that a performance goal or condition is probable of being achieved, but it is subsequently determined that the performance goal or condition was not met in the expected vesting period, then if the shares can vest in future periods, we will extend the period over which the remaining expense would be recognized. If the award ultimately fails to vest, or management conclude that it is not probable the shares will vest, then all previously recognized expense with respect to the performance condition would be reversed.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Year Ended June 30,
	2020	2019	2018
Income from continuing operations	$10,786	$9,977	$6,132
Income (loss) from discontinued operations (net of income taxes)	-	-	104
Net income	$10,786	$9,977	$6,236

Net income per basic share:
From continuing operations	$1.20	$1.12	$0.71
From discontinued operations (net of income taxes)	-	-	0.01
Net income per share	$1.20	$1.12	$0.72

Net income per diluted share:
From continuing operations	$1.19	$1.11	$0.70
From discontinued operations (net of income taxes)	-	-	0.01
Net income per share	$1.19	$1.11	$0.71

Weighted-average shares outstanding:
Basic	8,984	8,937	8,662
Effect of dilutive shares	84	33	155
Diluted	9,068	8,970	8,817

There were approximately 21,000 and 5,000 anti-dilutive restricted shares excluded from the computation of diluted income per share at June 30, 2020 and 2019, respectively.

At June 30, 2020 and 2019 approximately 52,000, 30,000 and 40,000 performance-based restricted shares were excluded from the computation of diluted earnings per share, respectively, because we had not reached the performance goals for those shares to vest.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. (“ASU 2017-04”) The new guidance eliminates Step 2 of the goodwill impairment test. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted this guidance in the current fiscal year on a prospective basis and we applied this guidance in calculating the goodwill impairment charge recognized in fiscal 2020.

3. Inventories

Inventories consist of the following at June 30 (in thousands):

	2020	2019
Coins	$195	$173
Grading raw materials consumable inventory	3,389	3,070
	3,584	3,243
Less inventory reserve	(1,072)	(1,278)
	$2,512	$1,965

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

4. Property and Equipment

Property and equipment consist of the following at June 30 (in thousands):

	2020	2019
Coin reference sets	$68	$68
Computer hardware and equipment	2,844	2,325
Computer software	1,752	1,606
Equipment	5,566	5,131
Furniture and office equipment	1,113	944
Leasehold improvements	4,801	4,741
Trading card reference library	52	52
	16,196	14,867
Less accumulated depreciation and amortization	(9,434)	(7,608)
Property and equipment, net	$6,762	$7,259

Depreciation and amortization expense relating to property and equipment for fiscal 2020, 2019 and 2018 was $1,853,000, $1,839,000, and $1,527,000, respectively.

5. Goodwill and Intangible Assets

During the first quarter of fiscal year 2020, we completed our annual review of the carrying value of the goodwill acquired with the acquisitions of CoinFacts, Inc. (“CFI”) and Certified Coin Exchange (“CCE”), and, on the basis of those reviews, we determined that no goodwill impairments had occurred. No impairment triggering events were identified for those businesses through June 30, 2020.

At June 30, 2020, the Expos goodwill and tradename were determined to be impaired and were written down to zero.

The following table sets forth the carrying values of goodwill for those acquired businesses that are classified as continuing operations as of June 30 (in thousands):

	2020	2019
CoinFacts	$515	$515
Expos Unlimited	-	458
CCE	1,110	1,110
	$1,625	$2,083

Approximately $1.0 million relating to CCE, classified as goodwill on the consolidated balance sheets at June 30, 2020 and 2019, respectively, is amortizable and deductible for income tax purposes over a period of 15 years.

The following table sets forth, by asset class, the amounts classified as other intangible assets, net, on the consolidated balance sheets as of June 30, 2020 and 2019 (in thousands):

	As of June 30, 2020			As of June 30, 2019
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Amortized Intangible Assets:

Capitalized Software	$8,622	$(6,373)	$2,249	$7,292	$(5,334)	$1,958

Other:	2,470	(2,312)	158	2,269	(2,137)	132

Indefinite lived Intangible Assets:	39	-	39	239	-	239
	$11,131	$(8,685)	$2,446	$9,800	$(7,471)	$2,329

Amortization expense was $1,187,000, $973,000, and $779,000, for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Estimated amortization expense for each of the five succeeding years and thereafter relating to amortizable intangible assets, is as follows (in thousands):

Fiscal Year Ending June 30,
2021	$1,216
2022	818
2023	373
$2,407

The weighted average amortization period remaining as of June 30, 2020, is approximately 2.2 years.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives of those assets, which is 3 years for capitalized software and a range of 5-15 years for other intangibles.

6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30 (in thousands):

	2020	2019
Warranty reserve	$698	$852
Professional fees and legal settlements accruals	975	141
Other	1,040	880
	$2,713	$1,873

Warranty reserve activity and balances related to fiscal years 2020, 2019 and 2018, were as follows (in thousands):

Warranty reserve at June 30, 2017	$834
Charged to cost of revenues	764
Payments	(736)
Warranty reserve at June 30, 2018	862
Charged to cost of revenues	568
Payments	(578)
Warranty reserve at June 30, 2019	852
Charged to cost of revenues	462
Payments	(616)
Warranty reserve at June 30, 2020	$698

7. Borrowings

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

At June 30, 2020, the Company had $1,688,000 of outstanding borrowings under this term loan, of which $750,000 was classified as a current liability and $938,000 was classified as a long-term liability in the Consolidated Balance Sheet at June 30, 2020. The Company was in compliance with the term loan covenants at June 30, 2020.

Revolving Credit Line. On March 10, 2020 the Company amended and increased its $10 million unsecured revolving credit line (the “Credit Line”) to $15 million and extended the term for two years through March 2022. The Company is entitled to obtain borrowings at such times and in amounts as it may request, as supported by and EBITDA calculation for the last four quarters, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $15 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan and certain other covenants typical for this type of credit. At June 30, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at June 30, 2020 however, there were no borrowings outstanding under the line of credit at June 30, 2020 or 2019.

8. Taxes

For fiscal years ended June 30, 2020, 2019 and 2018, pre-tax income (loss) was attributed to the following jurisdictions (in thousands):

	2020	2019	2018
Domestic operations	$13,845	$15,691	$8,015
Foreign operations	350	(1,566)	877
	$14,195	$14,125	$8,892

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended June 30 (in thousands):

	2020	2019	2018
Current:
Federal	$3,008	$2,951	$816
State	381	251	44
International	82	285	258
	3,471	3,487	1,118
Deferred:
Federal	(261)	193	1,470
State	199	378	157
International	-	90	15
	(62)	661	1,642
Total provision for income taxes	$3,409	$4,148	$2,760

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended June 30 was as follows (in thousands):

	2020	2019	2018
Provision at federal statutory rates	$2,981	$2,966	$2,530
State income taxes, net	458	497	142
Permanent differences	123	130	246
International, including change in valuation allowances	(82)	590	127
Other	(34)	(55)	25
Impact of federal law change	-	-	280
Deficiency (Excess) tax deduction for stock compensation	(37)	20	(590)
	$3,409	$4,148	$2,760

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes as of June 30, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Stock compensation costs	$405	$256
Reserves and accruals	823	1,771
Net operating loss carryforward	1,449	1,409
Operating lease liabilities	2,528	-
Credits	206	394
Other	166	132
	5,577	3,962
Less: valuation allowance	(1,679)	(1,669)
Total deferred tax assets	3,898	2,293
Deferred tax liabilities:
Property and equipment	(1,075)	(1,237)
Operating lease right-of-use assets	(1,679)	-
Intangibles	(335)	(333)
Other	(186)	(162)
Total deferred tax liabilities	(3,275)	(1,732)
Net deferred tax assets	$623	$561

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

Realization of the above gross deferred tax assets is dependent on generating sufficient taxable income in future periods and, in the case of the net operating losses, we must generate sufficient income primarily in China, France, Hong Kong and Japan. For the California Enterprise Zone Credits, we must continue to generate taxable income in the California Enterprise Zone. The valuation allowances of $1,679,000 and $1,669,000 at June 30, 2020 and 2019, respectively, primarily relate to the Company’s foreign operations, and such valuation allowances have been established due to the uncertainty of realizing our foreign tax benefits. The Company recognized a valuation allowance of $581,000 against the deferred tax asset of the China operation at June 30, 2019.

The Company files income tax returns in the U.S. federal jurisdiction, various states and overseas in France, Hong Kong, China and Japan and has open tax periods for federal income taxes for the years ended June 30, 2017 through June 30, 2019 and for certain state tax jurisdictions for the years ended June 30, 2000 through June 30, 2019.

As of June 30, 2020, and June 30, 2019, the Company had $260,000 and $499,000, respectively, of California Enterprise Zone Credits. These credits can only be utilized to offset taxable income generated in the California Enterprise Zone. Carryovers of existing California Enterprise Zone Credits (earned before June 30, 2017) expire in tax year 2025. The Company has foreign net operating loss carryforwards in France, China, Japan and Hong Kong of $2,371,000, $781,000, $271,000 and $2,432,000, respectively. Net operating losses can be carried forward indefinitely in France and Hong Kong whereas in China they can be carried forward for five years and in Japan for ten years. Therefore, in China net operating losses will begin to expire in 2023 and in Japan in 2029.

As of June 30, 2020, the liability for income taxes associated with uncertain tax positions was $465,000, including accrued penalties and interest of $177,000. If recognized, $416,000 of the liability for uncertain tax positions would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at June 30, 2018	$288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2019	288
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits balance at June 30, 2020	$288

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

9. Leases

(i) Leases under ASC 842

The Company has operating leases for office facilities and certain equipment. Our leases have remaining terms ranging from 1 year to 8 years, some of which included options to extend. We did not include options to extend in our determination of the valuation of our right-of-use (ROU) assets and lease liabilities, as it was not considered reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Some of our leases have variable payments of property taxes, insurance and common area maintenance, in addition to base rent. These variable payments are expensed when incurred and are recorded as variable rent expense.

Operating lease right-of-use assets and liabilities are measured using the present value of future minimum lease payments over the lease term. We applied our incremental borrowing rate based on the information available at the adoption date. This rate was applied to the entire portfolio of leases on the basis that any adjustments to the rate due to lease terms or asset classifications would not have a material effect to the valuation of the lease liabilities or ROU assets.

Information related to the Company’s total lease costs were as follows (in thousands):

Year Ended June 30, 2020
Operating lease cost	$2,133
Variable lease cost	551
Total lease cost	$2,684

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

Year Ended June 30, 2020
Cash paid for operating lease liabilities	$2,337
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Year Ending June 30,
2021	$2,324
2022	1,986
2023	1,647
2024	1,473
2025	1,468
Thereafter	5,070
Total undiscounted future minimum lease payments	$13,968
Less: Imputed interest	(2,244)
Total operating lease liabilities	$11,724
Current operating lease liabilities	$2,274
Long-term operating lease liabilities	9,450
Total operating lease liabilities	$11,724

As of June 30, 2020, we did not have additional finance or operating leases that have not yet commenced that would create significant obligations for us.

(ii) Leases under ASC 840

Prior to the adoption of ASC 842 the Company’s rent expense for its occupied facilities at June 30, 2019 was recognized on a straight-line basis over the lease period. Total rent expense for the fiscal years ended June 30, 2019 and 2018 for those leases was approximately $2,366,000 and $2,401,000, respectively.

Future minimum lease payments under those agreements at June 30, 2019, were as follows (in thousands):

Year Ending June 30,	Gross Amount
2020	$2,457
2021	2,424
2022	2,044
2023	1,660
2024	1,465
Thereafter	6,535
$16,585

10. Employee Benefit Plans

We have an employee benefit plan that contains a 401(k) salary deduction provision covering all employees who meet the eligibility requirements of the plan. Eligible employees are able to defer up to the lesser of 75% of their base compensation or the statutorily prescribed annual limit. Effective January 1, 2020, the Company began providing matching contributions to the plan and the current match is 50% of up to 6% of a participant’s compensation that is contributed to the plan. Total Company contributions for the period January 1, 2020 through June 30, 2020 were approximately $224,000.

11. Stockholders’ Equity

Dividends

During the fiscal years ended June 30, 2020, 2019 and 2018, the Company paid cash dividends to our stockholders in the aggregate amounts of approximately $6,300,000, $6,479,000, and $9,083,000, respectively.

In February 2018, the Company reduced its quarterly cash dividend rate to $0.175 per share from $0.35 per share.

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

12. Stock Incentive Plans

On October 3, 2017, the Board of Directors adopted and on December 5, 2017, our stockholders approved the 2017 Equity Incentive Plan (“2017 Plan”), which authorizes the issuance of up to 400,000 shares of common stock for the grant of stock options, stock appreciation rights (commonly referred to as “SARS”), restricted stock and restricted stock units (collectively, “stock awards”), to officers and other employees of and non-employee directors or consultants to the Company or its subsidiaries. At the time of the adoption of the 2017 Plan, a total of 308,670 shares of common stock remained available for the grant of stock awards under previously adopted stock incentive plans that had been approved by our stockholders. The total number of shares remaining shares available for future issuances at June 30, 2020, under all equity incentive plans was 390,000 shares.

Stock Awards

In recent years, to create incentives for management, to remain in the service of the Company and to drive cash generation, restricted stock awards are made on an annual basis to officers and key employees under Long Term Incentive Plans (“LTIPs”) comprising service-based awards (“RSUs”) and performance based-awards (“PSUs”). In addition, there are annual RSU awards to directors for their annual services as directors and special awards to certain officers or employees, at the discretion of the Compensation Committee of the Board of Directors.

In all instances for the awards to vest the employee or outside director must provide continuous service through the vesting date of the award. In the event of a termination of continuous service, for any reason, prior to its vesting date, the award is forfeited.

Fiscal 2020, 2019 and 2018 LTIP Awards

RSUs

One Time Award. A total, net of forfeitures, of 17,505 RSUs were awarded in December 2017, which vested in two installments, on June 30, 2019 and 2018, respectively. Through June 30, 2019 these service shares were fully vested.

Annual Awards. A total, net of forfeitures, of 25,952, 44,763 and 16,731 RSUs were awarded in fiscal 2020, 2019 and 2018, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants.

At June 30, 2020 17,303 and 15,519 of the fiscal 2020 and 2019 awards remained unvested.

Fiscal 2020 and 2019 PSUs

To focus management’s efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s continuing activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2022 and 2021, (the “Performance Periods”), in fiscal 2020 and 2019, the Compensation Committee granted 51,905 and 89,542 PSUs (at maximum) to LTIP Participants. Provisional vesting of the PSUs was made contingent on the achievement of net cash flows on an annual basis with final vesting, subject to possible upward or downward adjustment of 20% of the PSUs, based on a comparison of the Company’s total shareholder return (“TSR”) for the three year Performance Period, to the TSR of the Russell 2000 Index, for the same Performance Period. Threshold, target and maximum net cash flow goals were established for fiscal 2020 and 2019 and grant dates were established for that year’s PSUs, for expense recognition purposes. In fiscal 2019 and 2020, the Company achieved the maximum net cash flows performance under the targets established for those years and as a result 14,426 and 49,121 shares are provisionally vested under the fiscal 2020 and 2019 LTIP, respectively.

For any of the PSUs to fully vest, a Participant must provide continuous service through the end of the respective three year Performance Periods. Stock-based compensation expense of $610,000 and $80,000 was recognized in fiscal 2020 and 2019, respectively, for these PSUs, and such expenses includes an estimate for the Company’s expected TSR performance as compared to the Russell 2000 Index, over the respective performance periods to date.

Fiscal 2018 PSUs

Through June 30, 2020 no stock-based compensation expense was recognized for 30,370 2018 PSUs awards, as the 2018 Performance Goal was not achieved, and those shares were forfeited as of June 30, 2020.

The net cash flows goals for fiscal years 2021 and 2022 will be set in those fiscal years, which will give rise to grant dates for expense recognition purposes.

2013 LTIP Awards

As previously reported, based on the financial results achieved in fiscal 2017, the Company achieved the maximum performance goal under the 2013 LTIP, in fiscal 2017. Therefore, in accordance with the terms of the 2013 LTIP, the remaining 50% of the 2013 LTIP shares vested on June 30, 2018. Stock-based compensation expense recognized for those shares was approximately $503,000, in fiscal 2018. There was no compensation expense required to be recognized under the 2013 LTIP in fiscal 2020 and 2019.

Non-Employee Director Award

In each of fiscal years 2020, 2019, and 2018, each of our non-employee directors was granted restricted service-based shares with grant date fair values of $45,000, for a total fair value of $180,000 in both fiscal 2020, and fiscal 2019, and $315,000 in fiscal 2018. Those shares have a one year vesting period, coinciding with the directors’ service period and the shares vest 25% on a quarterly basis.

CEO Awards

On March 16, 2020, the Company granted Mr. Orlando, the Company’s CEO, a total of 32,278 restricted shares, comprising 16,139 service-based RSUs and 16,139 performance-based PSUs.

The RSUs vest in three equal annual installments on March 16, 2021, 2022, and 2023, respectively.

The PSUs vest in three equal installments based on the annual revenue performance of the business in fiscal years ending June 30, 2020, 2021 and 2022, respectively. The 16,139 PSUs referenced above represent the number of shares that can be earned at target. If maximum performance is achieved, an additional 25% of that year’s PSUs will be earned. Threshold, target and maximum revenue goals were established by the Compensation Committee of the Board of Directors for fiscal 2020. Based on the revenue generated by the Company in fiscal 2020, a determination was made by the Compensation Committee that one-third of the PSUs or 5,379 had vested. Threshold, target and maximum performance goals will be established for the fiscal years 2021 and 2022 PSUs in those respective years, which will give rise to grant dates for expense recognition purposes.

Stock-based compensation expense related to these grants was $108,000 in fiscal 2020.

Other Service-Based Awards

In each of fiscal 2019 and 2018 the Company granted to other employees 5,000 service-based restricted shares, with grant date fair values of $111,000 and $83,000 respectively, and with vesting periods of four years.

The following table shows total stock-based compensation expense included as part of continuing operations in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended June 30,
Included in:	2020	2019	2018
Selling and marketing expenses	29	70	98
General and administrative expenses	1,546	904	1,323
	$1,575	$974	$1,421

The related tax benefit recognized for stock-based compensation expense was approximately $418,000, $254,000 and $1,035,000 in fiscals 2020, 2019 and 2018, respectively.

A total of $1,935,000 of compensation expense related to unvested stock-based compensation awards remained unrecognized as of June 30, 2020 based on the assumption that the holders of the equity awards will remain in the Company’s service through 2023. That expense will be recognized in future periods, as follows (in thousands):

Year Ending June 30,
2021	$1,321
2022	530
2023	84
Total	$1,935

The $1,935,000 of unrecognized expense does not include expense arising from (i) the grant of any additional stock-based awards that may be granted in future periods and, (ii) the PSUs granted under the 2020 and 2019 LTIP for which grant dates are to be established in fiscal 2021 and 2022.

The following table presents the non-vested status of the restricted shares for the fiscal years ended June 30, 2020, 2019 and 2018 and their respective weighted average grant date fair values (in thousands, except per share data):

Non-Vested Shares:	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Non-vested at June 30, 2017	431	$13.97
Granted	100	29.43
Vested	(442)	14.13
Cancelled	(6)	28.97
Non-vested at June 30, 2018	83	28.23
Granted	162	13.28
Vested	(40)	20.85
Cancelled	(24)	23.63
Non-vested at June 30, 2019	181	17.11
Granted	117	24.77
Vested	(52)	15.94
Cancelled	(30)	30.25
Non-vested at June 30, 2020	216	$18.72

13. Commitments and Contingencies

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease (as amended) pursuant to which the Company is leasing approximately 62,755 rentable square feet space for its operations and headquarters facility. The term of the lease is 10 years and 10 months, which commenced on, December 1, 2017. The Company received an abatement of the monthly rent for the period from January 1, 2018 through October 31, 2018. The landlord contributed approximately $2.9 million to the tenant improvements. At June 30, 2020 aggregate minimum obligations over the remaining term of the lease is approximately $12.0 million.

We also lease offices for our overseas operations including a five year lease for our Shanghai office that commenced in November 2017, with aggregate minimum obligations over the term of the lease of approximately $3.0 million and a three year lease for our offices Hong Kong, which commenced in July 2018, with aggregate minimum obligations over the term of that lease of approximately $625,000.

The Company’s rent expense for its existing occupied facilities is recognized on a straight-line basis over the lease period. Total rent expense for the fiscal years ended June 30, 2020, 2019 and 2018 for those operations classified as continuing operations was approximately $2,549,000, $2,366,000, and $2,401,000, respectively.

Future minimum lease payments under those agreements associated with our continuing operations at June 30, 2020, are as follows (in thousands):

Year Ending June 30,	Gross Amount
2021	$2,514
2022	2,138
2023	1,663
2024	1,473
2025	1,470
Thereafter	5,069
$14,327

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

Legal Proceedings

The Company is named from time to time, as a defendant in lawsuits that arise in the ordinary course of business. We establish accruals for lawsuits or disputes if and when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional or changed information or based on a re-assessment of the risk and costs of proceeding with lawsuits and disputes. In fiscal 2020, the Company recognized approximately $967,000 related to pre-trial litigation settlements of which $845,000 was recognized in the fourth quarter of fiscal 2020. We currently believe that none of the lawsuits currently pending against the Company, is likely to have a material adverse effect on the Company.

14. Business Segments

The operating segments of the Company are organized based on the respective services that they offer to customers of the Company. Similar operating segments have been aggregated to reportable operating segments based on having similar services, types of customers, and other criteria. For our continuing operations, we operate principally in three reportable service segments: coins, trading cards and autographs and other collectibles. Services provided by these segments include authentication, grading, publication and web-based advertising and subscription-based revenues. The other collectibles segment includes CCE, Coinflation.com, Collectors.com and Expos and product sales.

We allocate operating expenses to each service segment based upon activity levels. The following tables set forth on a business segment basis, (i) external revenues, (ii) amortization and depreciation; (iii) stock-based compensation expense as significant other non-cash transactions; and (iv) operating income for the fiscal years ended June 30, 2020, 2019 and 2018. Net identifiable assets and goodwill are provided by business segment as of June 30, 2020 and 2019.

	Year Ended June 30,
Net Revenues from external customers (1)	2020	2019	2018
Coins	$41,599	$41,394	$42,838
Trading cards and autographs	33,673	26,420	21,065
Other	3,619	4,639	4,546
Total revenue	$78,891	$72,453	$68,449

Depreciation and Amortization:
Coins	$1,539	$1,360	$954
Trading cards and autographs	702	581	394
Other	329	428	562
Total	2,570	2,369	1,910
Unallocated amortization and depreciation	470	443	396
Consolidated amortization and depreciation	$3,040	$2,812	$2,306

Stock-based compensation:
Coins	$262	$143	$385
Trading cards and autographs	120	33	63
Other	49	32	63
Total	431	208	511
Unallocated stock-based compensation	1,144	766	910
Consolidated stock-based compensation	$1,575	$974	$1,421

Operating income:
Coins	$11,995	$10,536	$9,051
Trading cards and autographs	9,328	7,841	5,540
Other	621	1,283	1,190
Total	21,944	19,660	15,781
Unallocated operating expenses	(7,842)	(5,318)	(6,804)
Consolidated operating income	$14,102	$14,342	$8,977

(1)	Includes revenues of $8.4 million, $7.6 million, and $11.1 million, generated outside the United States in fiscal years 2020, 2019 and 2018, respectively.

	At June 30,
Identifiable Assets:	2020	2019
Coins	$10,836	$9,398
Trading cards and autographs	4,633	3,753
Other	1,778	2,468
Total	17,247	15,619
Unallocated assets	38,235	22,074
Consolidated assets	$55,482	$37,693
Goodwill:
Coins	$515	$515
Other	1,110	1,568
Consolidated goodwill	$1,625	$2,083

15. Quarterly Results (unaudited)

The following table sets forth the unaudited consolidated financial results for quarterly periods in fiscal years 2020 and 2019:

Quarterly Results of Operations

	Quarter Ended (In thousands, except per share data)
	Sept. 30, 2018	Dec.31, 2018	Mar.31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020
Statement of Operations Data:
Net revenues	$17,495	$15,704	$19,471	$19,783	$20,210	$19,456	$18,723	$20,502
Cost of revenue	7,202	6,953	7,827	8,171	8,101	8,533	8,771	8,250
Gross profit	10,293	8,751	11,644	11,612	12,109	10,923	9,952	12,252
Operating Expenses:
SG&A expense(i)	7,466	6,537	6,879	7,076	7,472	7,649	7,310	8,217
Impairment Charge(ii)	-	-	-	-	-	-	-	486
Operating income	2,827	2,214	4,765	4,536	4,637	3,274	2,642	3,549
Interest and other income (expense), net	3	(145)	(4)	(71)	71	4	38	(20)
Income before provision for income taxes	2,830	2,069	4,761	4,465	4,708	3,278	2,680	3,529
Provision for income taxes (iii)	699	588	1,202	1,659	1,095	664	753	897
Net Income	$2,131	$1,481	$3,559	$2,806	$3,613	$2,614	$1,927	$2,632

Net income per share:
Basic	$0.24	$0.17	$0.40	$0.31	$0.40	$0.29	$0.21	$0.29
Diluted	$0.24	$0.17	$0.40	$0.31	$0.40	$0.29	$0.21	$0.29

Weighted average shares outstanding:
Basic	8,933	8,936	8,938	8,943	8,973	8,980	8,989	8,993
Diluted	8,962	8,947	8,966	9,004	9,060	9,061	9,073	9,078

(i)	In the fourth quarter of fiscal 2020, the Company recognized approximately $845,000 of pre-trial litigation costs that are included in SG&A expense in that quarter.
(ii)	The impairment reserve in the fourth quarter of fiscal 2020 related to our Expos tradeshow business. See Recent Developments-Coronavirus (COVID-19) above.
(iii)	The higher ETR in the fourth quarter of fiscal 2019, reflects a non-cash valuation allowance established against deferred tax assets in China as of June 30, 2019. See Provisions for Income Taxes above.

16. Subsequent Events

Dividends

On August 3, 2020, the Company announced its quarterly cash dividend of $0.175 per share of common stock for the first quarter of fiscal 2021. The cash dividend will be paid on August 28, 2020 to stockholders of record on August 14, 2020.

	Schedule II
	Valuation and Qualifying Accounts
	Balance at	Charged to	Charged to	Charged (Credited)	Net	Balance
	Beginning	Operating	Cost of	to Tax	(Deductions)	at End
Description	of Period	Expenses	Revenues	Provision	Recovery	of Period

Allowance for doubtful accounts
Year ended June 30, 2018	$77,000	$33,000	$-	$-	$(30,000)	$80,000
Year ended June 30, 2019	$80,000	$8,000	$-	$-	$(16,000)	$72,000
Year ended June 30, 2020	$72,000	$26,000	$-	$-	$-	$98,000

Inventory Reserve
Year ended June 30, 2018	$977,000	$-	$502,000	$-	$(265,000)	$1,214,000
Year ended June 30, 2019	$1,214,000	$-	$178,000	$-	$(114,000)	$1,278,000
Year ended June 30, 2020	$1,278,000	$-	$252,000	$-	$(458,000)	$1,072,000

Valuation allowances for deferred tax assets
Year ended June 30, 2018	$709,000	$-	$-	$108,000	$-	$817,000
Year ended June 30, 2019	$817,000	$-	$-	$852,000	$-	$1,669,000
Year ended June 30, 2020	$1,669,000	$-	$-	$10,000	$-	$1,679,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITem 9a.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Collectors Universe, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures which:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Collectors Universe’s internal control over financial reporting as of June 30, 2020, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control – Integrated Framework (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an updated evaluation of the design and the testing of the operational effectiveness of Collectors Universe’s internal control over financial reporting based on the 2013 Framework. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of June 30, 2020, Collectors Universe, Inc. maintained effective internal control over financial reporting.

We are no longer required to include, and this Annual Report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting, and management’s report, set forth above, was not subject to attestation by our registered public accounting firm, pursuant to rules of the SEC that permit us, as a smaller reporting company, to provide only management’s assessment of the effectiveness of the Company’s internal control over financial reporting which is set forth above.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information concerning the Company’s executive officers, which is included in Part I of this Annual Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement, expected to be filed with the SEC on or before October 28, 2020 for the Company’s 2020 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement, expected to be filed with the SEC on or before October 28, 2020 for the Company’s 2020 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by this Item 12 is incorporated herein by reference from the Company’s definitive proxy statement, expected to be filed with the SEC on or before October 28, 2020 for the Company’s 2020 annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2020.

	Column A	Column B	Column C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	-	$-	390,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the Company’s definitive proxy statement, expected to be filed with the SEC on or before October 28, 2020 for the Company’s 2020 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Company’s definitive proxy statement, expected to be filed with the SEC on or before October 28, 2020 for the Company’s 2020 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in Item 8 of Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2020 and 2019

Consolidated Statements of Operations for the years ended June 30, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts included in Item 8 of Form 10-K.

Other schedules are omitted because the required information is either inapplicable or has been disclosed in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits

Please see Index to Exhibits of this Annual Report for a list of the Exhibits required, pursuant to Item 601 of Regulation S-K, to be filed with this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Description

3.2	Amended and Restated Certificate of Incorporation of Collectors Universe. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.
3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Collectors Universe. Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-3 (File No. 333-122129), filed on January 19, 2005.
3.3A	Third Amended and Restated Bylaws of Collectors Universe, Inc. as adopted and effective September 24, 2018. Incorporated by reference to Exhibit 3.3A to the Current Report on Form 8-K filed with the SEC on September 26, 2018.
4.**	Description of the Company’s Capital Stock.
10.7	Form of Indemnification Agreement. Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-86449) on Form S-1 filed with the Commission on September 2, 1999.
10.52	Business Loan Agreement and related Addendum entered into on January 10, 2017, by the Company and ZB N.A., dba California Bank & Trust (“CB&T”). Incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8-K dated January 10, 2017.
10.53	Promissory Note and related Addendum entered into by the Company pursuant to the Business Loan Agreement referenced in Exhibit 10.52 above). Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated January 10, 2017.
10.54*	Collectors Universe 2013 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2013 Definitive Proxy Statement filed with the Commission on October 28, 2013.
10.55	Office Lease entered into as Tenant and Pacific Center owner, LLC, as landlord. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated February 3, 2017.
10.56	Business Loan Agreement and related Addendum (the “Loan Agreement”) entered into September 15, 2017, by the Company and CB&T, providing for a term loan from CB&T to the Company. Incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8K filed with the Commission on September 20, 2017.
10.57	Promissory Note and Related Addendum (the “Promissory Note”) dated September 15, 2017, entered into by the Company with CB&T pursuant to the Business Loan Agreement referenced in Exhibit 10.56 above. Incorporated by reference to Exhibit 10.99 the Company’s Current Report on Form 8-K dated September 20, 2017.
10.58*	Collectors Universe Fiscal 2020 Cash Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 24, 2019.
10.59*	Collectors Universe 2017 Equity Incentive Plan. Incorporated by reference from Appendix A to the Company’s 2017 Definitive Proxy Statement filed with the Commission on October 26, 2017.
10.60*	Amended and Restated Employment Agreement dated September 24, 2019 entered into by the Company and Joseph J. Orlando. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 24, 2019.
10.61*	First Amendment, dated March 16, 2020, to the Amended & Restated Employment Agreement between the Company and Joseph J. Orlando. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 20, 2020.
10.62	Amendment to Business Loan Agreement and Promissory Note referenced in Exhibits 10.52 and 10.53 above, respectively. Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2020.
21.1**	Subsidiaries of Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certifications of CEO Under Section 302 Of The Sarbanes-Oxley Act
31.2**	Certifications of CFO Under Section 302 Of The Sarbanes-Oxley Act
32.1†	CEO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
32.2†	CFO Certification of Periodic Report Under Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith.

†	Furnished herewith but not filed.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: August 26, 2020	By:	/s/ JOSEPH J. WALLACE
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

Signature	Title	Date

/s/ BRUCE A. STEVENS	Chairman of the Board and Director	August 26, 2020
Bruce A. Stevens

/s/ JOSEPH J. ORLANDO	President, Chief Executive Officer and Director	August 26, 2020
Joseph J. Orlando	(Principal Executive Officer)

/s/ JOSEPH J. WALLACE	Senior Vice President and Chief Financial Officer	August 26, 2020
Joseph J. Wallace	(Principal Financial and Accounting Officer)

/s/ DEBORAH A. FARRINGTON	Director	August 26, 2020
Deborah A. Farrington

/s/ JOSEPH R. MARTIN	Director	August 26, 2020
Joseph R. Martin

/s/ A.J. BERT MOYER	Director	August 26, 2020
A.J. Bert Moyer

S-1