Form 10-Q
period 2020-09-30
COLLECTORS UNIVERSE INC
filed 2020-11-02
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____

Commission file number 1-34240

COLLECTORS UNIVERSE, INC. (Exact name of Registrant as specified in its charter)

Delaware	33-0846191
(State or other jurisdiction of	(I.E. Employer
Incorporation or organization)	Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2020
Common Stock $.001 Par Value	9,298,980

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$36,731	$28,640
Accounts receivable, net of allowance of $121 and $98 at September 30, and June 30, 2020, respectively	2,770	2,324
Inventories, net	2,468	2,512
Prepaid expenses and other current assets	1,817	1,872
Total current assets	43,786	35,348

Property and equipment, net	7,472	6,762
Operating lease right-of-use assets	7,915	8,214
Goodwill	1,625	1,625
Intangible assets, net	2,519	2,446
Deferred income tax assets	623	623
Other assets	468	464
Total assets	$64,408	$55,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,748	$3,381
Accrued liabilities	4,308	2,713
Accrued compensation and benefits	4,783	4,854
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,270	2,274
Income taxes payable	1,986	1,142
Deferred revenue	6,376	4,968
Total current liabilities	24,221	20,082

Long Term Debt	750	938
Operating lease liabilities, non-current	9,141	9,450

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,299 and 9,240 issued and outstanding at September 30, and June 30, 2020, respectively.	9	9
Additional paid-in capital	89,820	88,918
Accumulated deficit	(59,533)	(63,915)
Total stockholders’ equity	30,296	25,012
Total liabilities and stockholders’ equity	$64,408	$55,482

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net revenues	$30,785	$20,210
Cost of revenues	11,474	8,101
Gross profit	19,311	12,109
Operating expenses:
Selling and marketing expenses	2,269	2,633
General and administrative expenses	9,233	4,839
Total operating expenses	11,502	7,472
Operating income	7,809	4,637
Interest income and other expense, net	18	71
Income before provision for income taxes	7,827	4,708
Provision for income taxes	1,865	1,095
Net Income	$5,962	$3,613

Net income per share:
Basic	$0.66	$0.40
Diluted	$0.65	$0.40
Weighted average shares outstanding:
Basic	9,027	8,973
Diluted	9,120	9,060
Dividends declared per common share	$0.175	$0.175

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2019	9,153	$9	$87,343	$(68,405)	$18,947
Stock-based compensation – restricted stock	78	-	264	-	264
Net income	-	-	-	3,613	3,613
Dividends paid	-	-	-	(1,570)	(1,570)

Balance at September 30, 2019	9,231	9	87,607	(66,362)	21,254
Stock-based compensation – restricted stock	7	-	341	-	341
Net income	-	-	-	2,614	2,614
Dividends paid	-	-	-	(1,571)	(1,571)

Balance at December 31, 2019	9,238	9	87,948	(65,319)	22,638
Stock-based compensation – restricted stock	32	-	344	-	344
Net income	-	-	-	1,927	1,927
Dividends paid	-	-	-	(1,573)	(1,573)

Balance at March 31, 2020	9,270	9	88,292	(64,965)	23,336
Stock-based compensation -restricted stock	(30)	-	626	-	626
Net income	-	-	-	2,632	2,632
Dividends paid	-	-	-	(1,582)	(1,582)

Balance at June 30, 2020	9,240	9	88,918	(63,915)	25,012
Stock-based compensation -restricted stock	64	-	1,140	-	1,140
Payments for retirement of common stock	(5)	-	(238)	-	(238)
Net income	-	-	-	5,962	5,962
Dividends paid	-	-	-	(1,580)	(1,580)
Balance at September 30, 2020	9,299	$9	$89,820	$(59,533)	$30,296

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,962	$3,613
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	806	710
Stock-based compensation expense	1,140	264
Non-cash lease expense	(14)	(141)
Provision for bad debts	23	8
Provision for inventory write-down	15	2
Provision for warranty	238	41
Change in operating assets and liabilities:
Accounts receivable	(469)	(294)
Inventories	30	(156)
Prepaid expenses and other	52	(13)
Other assets	(3)	6
Accounts payable and accrued liabilities	1,734	713
Accrued compensation and benefits	(72)	(1,081)
Income taxes payable	843	680
Deferred revenue	1,408	(16)
Net cash provided by operating activities	11,693	4,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,207)	(211)
Capitalized software	(381)	(279)
Net cash used in investing activities	(1,588)	(490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan	(188)	(188)
Dividends paid to common stockholders	(1,588)	(1,583)
Payments for retirement of common stock	(238)	-
Net cash used in financing activities	(2,014)	(1,771)

Net increase in cash and cash equivalents	8,091	2,075
Cash and cash equivalents at beginning of period	28,640	19,225
Cash and cash equivalents at end of period	$36,731	$21,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$26	$35
Income taxes paid during the period	$1,022	$376

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At September 30, 2020, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC (our “Fiscal 2020 10-K”). Amounts related to disclosure of June 30, 2020 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Leases

The Company accounts for leases, which consist primarily of office and operations facilities, in accordance with Accounting Standards Codification (“ASC”) 842 Accounting for Leases and recognizes lease obligations and corresponding right-of-use (ROU) assets for non-cancelable operating leases. Therefore, the accompanying Condensed Consolidated Balance Sheets at September 30, 2020, and June 30, 2020, include the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We do not recognize lease assets and liabilities for leases with a term of 12 months or less and recognize lease expenses for such leases on a straight-line basis over the lease term. See Note 9- Leases for additional information. As a result of the COVID-19 pandemic, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments, or charges, required to be recognized at September 30, 2020.

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

Certified Coin Exchange Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis, although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2020, we recognized $2,306,000 in revenue from the deferred revenue balance of $4,968,000 at June 30, 2020.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of September 30, 2020.

During the first quarter ended September 30, 2020, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill.

Foreign Currency

The Company has determined that the U.S. Dollar is the functional currency for its French branch office and its Hong Kong, Japan and China subsidiaries. Based on this determination, the Company’s foreign operations are re-measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Fixed assets and other non-monetary assets and liabilities are re-measured from foreign currencies to U.S. dollars at historical exchange rates; whereas cash, accounts receivable and other monetary assets and liabilities are re-measured at current exchange rates. Gains and losses resulting from those re-measurements, were not material.

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

Restricted Stock Awards: 2021, 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 16,864, 25,952 and 44,763 RSUs were granted in fiscal 2021, 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2021, 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, 2022 and 2023, (the “Performance Periods”), in fiscal 2021, 2020 and 2019, the Compensation Committee granted 33,728, 51,905 and 89,542 PSUs (at maximum) respectively, to the LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis during the Performance Period, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. As the Compensation Committee establishes performance goals on an annual basis, threshold, target and maximum net cash flow goals were established for fiscal years 2021, 2020 and 2019 which give rise to a grant date for expense recognition purposes, assuming it is probable that the goals will be achieved. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs, June 30, 2022 for the fiscal 2020 PSUs, and June 30, 2023 for fiscal 2021 PSUs and the threshold net cash flows goal must be achieved in at least one of the years, during the three year Performance Period.

LTIP related stock-based compensation expenses of $517,000 and $77,000 were recognized in the three months ended September 30, 2020 and 2019, respectively and comprise expense associated with the FY 2019, FY 2020 and FY 2021 LTIP awards for which expense is recognized over the service period for RSUs and for PSUs as goals are established and it becomes probable that those goals will be achieved.

Non LTIP Stock Awards

In the three months ended September 30, 2020, 10,812 fully vested shares were granted to management and new outside directors appointed during the first quarter, for an expense of approximately $503,000 for the quarter.

Total stock-based compensation expense for all fully vested stock grants and all unvested RSUs and PSUs in the three months ended September 30, 2020 was $1,140,000 as compared to $264,000 in the three months ended September 30, 2019.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At September 30, 2020, we had cash and cash equivalents totaling approximately $36,731,000, of which approximately $31,844,000 was invested in money market accounts, and the balance of $4,887,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $1,766,000 at September 30, 2020 of which $1,009,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds out of China to Hong Kong and the United States.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $33,580,000 at September 30, 2020.

Revolving Credit Line. On March 10, 2020 the Company amended and increased its $10 million unsecured revolving credit line (the “Credit Line”) to $15 million and extended the term for two years through March 2022. The Company is entitled to obtain borrowings under the Credit Line at such times and in amounts as it may request, as supported by an EBITDA (earnings before interest, taxes, depreciation and amortization) calculation for the last four quarters, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $15 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings bear interest, at the Company’s option, either at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $6 million.

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan (see below) and certain other covenants typical for this type of credit. At September 30, 2020, the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at September 30, 2020 as there were no borrowings outstanding under the line of credit at September 30, 2020.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the then loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The term loan agreement contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with those loan covenants at September 30, 2020 and June 30, 2020.

At September 30, 2020, the Company had $1,500,000 of outstanding borrowings under the term loan of which $750,000 is classified as a current liability and $750,000 is classified as a long-term liability in the consolidated condensed balance sheet at September 30, 2020.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. One individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balances at September 30, 2020. No individual customer’s accounts receivable balance exceeded 10% of the Company’s total gross accounts receivable balance at June 30, 2020. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $121,000 and $98,000 at September 30, 2020 and June 30, 2020, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Cards / Autograph and Coins Revenues. The authentication, and grading of cards / autographs and coins including, related services accounted for approximately 98% and 94% of our net revenues in the three months ended September 30, 2020, and 2019, respectively.

Customers. Our top five customers accounted, in the aggregate, for approximately 8% of our total revenues in the three months ended September 30, 2020 as compared to 12% of revenues in the same period of the prior year.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize those costs on a straight-line basis over the estimated useful life of the software of three years. In the three months ended September 30, 2020 we capitalized approximately $381,000 of software development costs as compared to $279,000 in the three months ended September 30, 2019. In the three months ended September 30, 2020, we recorded approximately $283,000 as amortization expense for capitalized software as compared to $229,000 in the three months ended September 30, 2019. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic. Warranty expense recognized in the three months ended September 30, 2020 was $238,000 as compared to $41,000 in the three months ended September 30, 2019.

Dividends

In accordance with the Company’s current dividend policy, we paid quarterly cash dividends of $0.175 per share of common stock in the first quarter of fiscal 2021 and 2020. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2. INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	June 30,
	2020	2020
Coins	$197	$195
Grading raw materials consumable inventory	3,358	3,389
	3,555	3,584
Less inventory reserve	(1,087)	(1,072)
Inventories, net	$2,468	$2,512

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

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2020	2020
Coins grading reference sets	$68	$68
Computer hardware and equipment	3,149	2,844
Computer software	1,752	1,752
Equipment	6,204	5,566
Furniture and office equipment	1,354	1,113
Leasehold improvements	4,824	4,801
Trading card reference library	52	52
	17,403	16,196
Less accumulated depreciation and amortization	(9,931)	(9,434)
Property and equipment, net	$7,472	$6,762

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	June 30,
	2020	2020
Warranty reserves	$867	$698
Professional fees	1,990	975
Other	1,451	1,040
	$4,308	$2,713

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Warranty reserve beginning of period	$698	$852
Provision charged to cost of revenues	238	41
Payments	(69)	(129)
Warranty reserve, end of period	$867	$764

5. INCOME TAXES

The income tax provisions in the three months ended September 30, 2020 and 2019, were determined based on estimated annual effective tax rates of approximately 24% and 23%, respectively. Both three month periods were adjusted for excess tax benefits or deficiencies.

6. NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Weighted average shares outstanding: Basic	9,027	8,973
Dilutive effect of restricted shares	93	87
Weighted average shares outstanding: Diluted	9,120	9,060

A total of 5,000 anti-dilutive unvested restricted shares of common stock were excluded from the computation of diluted income per share in the three months ended September 30, 2019. There were no anti-dilutive unvested restricted shares of common stock at September 30, 2020. In addition, in the three months ended September 30, 2020, 71,000 of unvested performance based shares were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those shares to vest.

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

We operate principally in three reportable service segments: trading cards / autographs, coins, and other (which include our smaller non-authentication and grading businesses). Services provided by the trading cards / autographs, and coins segments include authentication, grading, publications, advertising and commissions earned, membership revenues and product sales. The other segment is comprised of CCE, Coinflation.com, Collectors.com and our collectibles trade show business.

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three months ended September 30, 2020 and 2019, respectively. Net identifiable assets are provided by business segment as of September 30, 2020 and June 30, 2020, respectively (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net revenues:
Trading cards / autographs	$18,612	$8,094
Coins (i)	11,450	10,982
Other	723	1,134
Consolidated total revenue	$30,785	$20,210
Depreciation and amortization:
Trading cards / autographs	$216	$151
Coins	400	364
Other	66	92
Total	682	607
Unallocated depreciation and amortization	124	103
Consolidated depreciation and amortization	$806	$710
Stock-based compensation:
Trading cards / autographs	$63	$17
Coins	113	51
Other	19	8
Total	195	76
Unallocated stock-based compensation	945	188
Consolidated stock-based compensation	$1,140	$264
Operating income:
Trading cards / autographs	$8,604	$2,255
Coins	3,632	3,753
Other	336	308
Total	12,572	6,316
Unallocated operating expenses	(4,763)	(1,679)
Consolidated operating income	$7,809	$4,637

(i)	Includes revenues of $2.4 million generated from outside the United States in both the three months ended September 30, 2020 and September 30, 2019, respectively.

	September 30,	June 30,
	2020	2020
Identifiable Assets:
Trading cards / autographs	$5,509	$4,633
Coins	10,821	10,836
Other	1,754	1,778
Total	18,084	17,247
Unallocated assets	46,324	38,235
Consolidated assets	$64,408	$55,482
Goodwill:
Coins	$515	$515
Other	1,110	1,110
Consolidated goodwill	$1,625	$1,625

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

9. LEASES

The Company has operating leases for office facilities and certain equipment. Our leases have remaining terms of one year to eight years, some of which included options to extend. We do not include options to extend in our determination of the valuation of our right-of-use (ROU) assets and lease liabilities, as it was not considered probable that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Some of our leases have variable payments of property taxes, insurance and common area maintenance, in addition to base rent. These variable payments are expensed when incurred and are recorded as variable rent expense. See Subsequent Events: Lease Obligation.

Operating lease right-of-use assets and liabilities are measured using the present value of future minimum lease payments over the lease term. We applied our incremental borrowing rate based on the information available at the adoption date.

Information related to the Company’s total lease costs were as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Operating lease cost	$533	$536
Variable lease cost	121	111
Total lease cost	$654	$647

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

Three Months Ended September 30, 2020

Cash paid for operating lease liabilities	$600
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2020 (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (remaining 9 months)	$1,799
2022	2,058
2023	1,654
2024	1,473
2025	1,469
Thereafter	5,070
Total undiscounted future minimum lease payments	13,523
Less: Imputed interest	(2,112)
Total operating lease liabilities	$11,411
Current operating lease liabilities	$2,270
Long-term operating lease liabilities	9,141
Total operating lease liabilities	$11,411

10. SUBSEQUENT EVENTS

Lease Obligation

On October 1, 2020, the Company entered into a lease amendment with its landlord to lease an additional 62,870 square feet of space at its operations and headquarters facility in Santa Ana, California. The lease term for the additional space is through September 30, 2028 which is consistent with the existing lease. Minimum lease obligations under the new space are approximately $6.9 million which when combined with the existing lease is approximately $18.5 million. The combined lease will be accounted for as a lease modification and effective October 1, 2020 a combined right-of-use asset of approximately $13.0 million and a lease liability of approximately $16.4 million will be recognized on the Company’s balance sheet.

Dividends

On October 26, 2020, the Company announced that, in accordance with its dividend policy the Board of Directors had approved a second quarter cash dividend of $0.175 per share of common stock, which will be paid on November 27, 2020 to stockholders of record on November 13, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we do not have control, including the continuing impact that the Coronavirus (“COVID-19”) may have on our business, financial condition and results of operations. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Fiscal 2020 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2020, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2020 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Recent Developments: Coronavirus (COVID-19)

Despite the continuing COVID-19 pandemic, we achieved record quarterly revenues of $30.8 million and operating income of $7.8 million, in the first quarter of fiscal 2021, as compared to revenues of $20.2 million and operating income of $4.6 million in the first quarter of fiscal 2020 and revenues of $20.5 million and operating income of $3.5 million in the fourth quarter of fiscal 2020 (when, as previously reported, our operations were shut down for part of the quarter).

Set forth below is a summary of the impact of COVID -19 in the first quarter of fiscal 2021 and the possible impact on future periods.

●	We continue to apply enhanced measures to protect the health and safety of our returning employees and the community. Those health and safety measures included a reconfiguration of our authentication and grading facility to permit social distancing and continuing to have certain administrative and clerical personnel work remotely from their homes. As a result, there are inefficiencies in our business that did not exist prior to the COVID-19 outbreak, although we mitigated the effect of those inefficiencies by operating with multiple shifts and making extra space available to operations personnel that was previously used by the administrative and clerical personnel, who began working remotely. As previously reported, our cards and autographs business had a record backlog of submissions for authentication and grading at June 30, 2020. Through increasing capacity, primarily by adding operations personnel, we authenticated and graded more units which contributed to us generating the record revenues and operating results for the first quarter of fiscal 2021. In addition, we increased our cash and cash equivalents to $36.7 million at September 30, 2020 from $28.6 million at June 30, 2020. See Overview of First Quarter Fiscal 2021 Operating Results below which highlights certain additional costs in this year’s first quarter.

●	Our Expos Long Beach trade show scheduled to take place the first quarter of fiscal 2021 was cancelled due to COVID-19 and there continues to be uncertainty as to the viability of the Expos trade show business, due to social distancing and other safety concerns, that will limit the numbers of dealers and attendees at future shows. As a result, we generated no revenues in this year’s first quarter for Expos as compared to $462,000 in the first quarter of fiscal 2020.

●	We earn higher average service fees from onsite authentication and grading activities at many coin trade shows and to a lesser extent, trading card shows. All scheduled trade shows in the first fiscal quarter of 2021, including The National Sports Collectors Convention, and the PNG/ANA Numismatic Trade Show which are the largest annual trade shows for our cards / autographs and coin businesses, respectively, were cancelled, by the operators of those shows. However, in the first quarter, we replaced some of the cancelled U.S. coins shows with smaller coin authentication and grading events that we conducted ourselves, and were successful in generating show revenues of approximately $1.5 million in this year’s first quarter as compared to approximately $1.7 million in last year’s first quarter and $0.2 million in the fourth quarter of fiscal 2020. In addition, whenever possible, we encouraged customers to redirect trade show submissions to our California operations facility, for authentication and grading. At this time all coin shows originally scheduled for the second quarter of fiscal 2021 have been cancelled so we will continue to conduct replacement shows during the second quarter ourselves. Although our efforts to replace coin trade shows were successful in the first quarter of fiscal 2021, it is uncertain as to the level of on-going revenues we will be able to generate at these smaller coin authentication and grading events, going forward. At this time, the trade shows customarily scheduled for the third fiscal quarter of fiscal 2021 have been tentatively scheduled.

●	There continues to be uncertainty as to the U.S. Mint’s production and release schedule for modern coin programs through the remainder of calendar year 2020, although in the first quarter of fiscal 2021 our domestic modern coin revenues were slightly higher than during the same period of last year’s first quarter. In addition, so far in the second quarter, we are continuing to see modern coin revenues at about the same levels as the second quarter of fiscal 2020. Currently, we are expecting a normal production and release schedule from the U.S. Mint in this year’s third fiscal quarter, which traditionally has been the seasonally strongest quarter of the year for modern coins.

●	Our China operation, generated revenues of approximately $1.6 million in the first quarter of fiscal 2021 as compared to approximately $1.3 million in both the first quarter of fiscal 2020 and the fourth quarter of fiscal 2020. Although we continue to have a sizeable backlog of submissions for authentication and grading in China at September 30, 2020, it continues to be difficult to fully ramp up our operations in China to pre-COVID-19 levels, due to the travel restrictions, that prevent our U.S. coins experts from travelling there. However, we expect to be able to progressively increase revenues on a quarterly basis as we add more local capacity at our Shanghai operation.

●	Despite the uncertainties arising from COVID-19 discussed above, our cards and autographs business had a record backlog as of September 30, 2020 and continues to experience record customer submissions. We increased capacity through adding operations personnel in the first quarter of fiscal 2021, and we plan to continue increasing capacity in the second quarter of fiscal 2021. In addition, on October 5, 2020 we announced a doubling of our headquarters and operations facility, which will accommodate the growth of our cards and autographs business in future quarters.

As discussed above, our business operated at record levels during the first quarter of fiscal 2021. However, as discussed in the Risk Factors in the Fiscal 2020 10-K, the extent of future waves of COVID-19, could have a material adverse impact on the Company’s business, results of operations and financial condition in future periods.

Overview of First Quarter Fiscal 2021 Operating Results

The following table sets forth comparative financial data for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues

Net revenues	$30,785	100.0%	$20,210	100.0%
Cost of revenues	11,474	37.3%	8,101	40.1%
Gross Profit	19,311	62.7%	12,109	59.9%

Operating Expenses:
Selling and marketing expenses	2,269	7.3%	2,633	13.0%
General and administrative expenses	9,233	30.0%	4,839	24.0%
Total Operating Expenses	11,502	37.3%	7,472	37.0%
Operating income	7,809	25.4%	4,637	22.9%
Net Interest and other income	18	-	71	0.4%
Income before provision for income taxes	7,827	25.4%	4,708	23.3%
Provision for income taxes	1,865	6.0%	1,095	5.4%
Net Income	$5,962	19.4%	$3,613	17.9%

Net income per diluted share	$0.65		$0.40

Net revenues increased by $10.6 million, or 52%, to record quarterly revenues of $30.8 million in the three months ended September 30, 2020 from $20.2 million in the three months ended September 30, 2019. The increase in revenues in this year’s first quarter was primarily attributable to a $10.5 million, or 130%, increase in our cards / autographs revenues. See Net Revenues below for a more detailed discussion of the changes in revenues in this year’s first quarter.

Operating income increased by $3.2 million, or 68%, to $7.8 million in this year’s first quarter from $4.6 million in the last year’s first quarter, representing increased operating margins of 25.4% in this year’s first quarter as compared to 22.9% in last year’s first quarter. The increased operating income was due to the higher gross profit margin of 63% earned on the higher revenues in the quarter as compared to the 60% in the three months ended September 30, 2019, primarily due to higher average service fees earned on our cards / autograph revenues.

The increased operating expenses of $4.0 million in this year’s first quarter included (i) $2.2 million of professional fees incurred in connection with the settled activist issue and the recruitment of new board members, and (ii) non-cash stock based compensation expense of $0.9 million, as compared to the same period of the prior year. Those higher expenses reduced the operating margin of this year’s first quarter by $3.1 million or 10% of revenues in the quarter.

These, as well as other factors affecting our operating results in the three months ended September 30, 2020, are described in more detail below. See “Factors that Can Affect Our Operating Results and Financial Position” and “Results of Operations for the Three Months Ended September 30, 2020, as compared to the Three Months Ended September 30, 2019”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 93% of our revenues in the three months ended September 30, 2020. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of trading cards and coins sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of trading cards and coins by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit trading cards and coins to us for authentication and grading at those times when they are in the market to sell or buy trading cards, coins and the other collectibles, that we authenticate and grade. Currently, our cards and autographs business is experiencing a significant increase in demand for its service, such that revenues for that business increased by 130% in this year’s first quarter and we continue to have a record backlog of card submissions awaiting authentication and grading at September 30, 2020.

Our authentication and grading revenues and gross profit margins are affected by (i) the volume and mix of authentication and grading submissions among trading cards and coins; (ii) in the case of trading cards and coins, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” trading cards and coins, and modern trading cards and coins, as vintage or classic collectibles generally are of significantly higher value than modern collectibles; and justify a higher average service fee. Furthermore, because a proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

In addition, our coin authentication and grading revenues are impacted by the volume of modern coin submissions, which can be volatile, primarily in the U.S., depending on the timing and size of modern coin marketing programs by the United States Mint and by customers or dealers who specialize in sales of such coins. Our overseas revenues can fluctuate on a quarterly basis due to the number of authentication and grading events we conduct at our overseas operations on a quarterly basis. See Recent Developments: COVID-19 above.

Our revenues and gross profit margin can also be affected by the number of primarily coin authentication and grading submissions we receive at collectibles trade shows, where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. In addition, our cards and autographs business also provides on-site authentication and grading at one large national convention on an annual basis. For coins, the number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows. See Recent Developments: COVID-19 above which discusses the expected impact on trade show revenues, resulting from COVID-19.

Our top five customers accounted, in the aggregate, for approximately 8% of our total revenues in the three months ended September 30, 2020, as compared to 12% in the same period of the prior year. As a result, the loss of any of those customers, or a significant decrease in the volume of authentication and grading submissions from any of them to us, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Due to submissions mix issues discussed above, the number of units authenticated and graded can vary by period between cards / autographs and coins. In addition, revenue generated in a period will vary based on the mix of cards / autographs and coins authenticated and graded and the average service fees (“ASP”) we charge for such services. Generally, ASPs are higher for coins than for cards / autographs and for vintage units than for modern units.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the trading cards and gold and other precious metals markets, which can affect the level of purchases and sales of collectibles, because investors and consumers will often increase their purchases of those if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income or availability of lower cost borrowings and increases in market price for collectibles, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by lower market prices for collectibles, economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and in business confidence.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us or prior to the shipment of the collectibles back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations.

In addition to the operating performances of our businesses, and, in particular our trading cards / autographs and coins businesses, which accounted for approximately 98% of our revenues in this year’s first quarter, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in capital expenditures that may, benefit the business through operational efficiencies over time, the acquisition of established and/or early stage businesses and capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources” below, the Company continues to have a $15,000,000 two-year unsecured revolving credit line through March 2022.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings under our Credit Line, will be sufficient to fund our operations at least through the end of September 2021.

Critical Accounting Policies and Estimates

During the three months ended September 30, 2020 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2020 10-K. Readers of this Report are urged to read that section of the Fiscal 2020 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Leases

The Company accounts for leases, which consist primarily of office and operations facilities, in accordance with Accounting Standards Codification (“ASC”) 842 Accounting for Leases. We recognize lease obligations and corresponding right-of-use (ROU) assets for non-cancelable operating leases. Therefore, the Condensed Consolidated Balance Sheets at September 30, 2020, and June 30, 2020, included elsewhere in this report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We do not recognize lease assets and liabilities for leases with a term of 12 months or less and recognize lease expenses for such leases on a straight-line basis over the lease term. See Note 9-Leases to the accompanying condensed consolidated financial statements for additional information. As a result of COVID-19, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments or charges, required at September 30, 2020.

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

Certified Coin Exchange Subscription Revenues: We recognize subscription revenues related to our CCE exchange for certified coins, ratably over the relevant subscription period. Subscriptions are typically billed and paid on a monthly basis, although certain quarterly and annual subscriptions can be paid in advance. Prepaid subscriptions are classified as part of deferred revenue.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2020, we recognized $2,306,000 in revenue from the deferred revenue balance of $4,968,000 at June 30, 2020.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Goodwill

We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and where determined necessary, we proceed to a goodwill impairment test. When applying the impairment test, we apply a discounted cash flow model or an income approach in determining a fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. However, if the fair value is less than the carrying value, then goodwill impairment exists and an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized. However, the charge recognized would not exceed the total amount of goodwill.

During the first quarter ended September 30, 2020, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over carrying value in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to an impairment test.

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

Restricted Stock Awards: 2021, 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 16,864, 25,952 and 44,763 RSUs were granted in fiscal 2021, 2020 and 2019, respectively, with vesting in three annual installments on the last day of the fiscal years following the grants, with the vesting of each such installment contingent on the Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited.

Fiscal 2021, 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, 2022 and 2023, (the “Performance Periods”), in fiscal 2021, 2020 and 2019, the Compensation Committee granted 33,728, 51,905 and 89,542 PSUs (at maximum) respectively, to the LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis during the Performance Period, subject to possible downward or upward adjustment of 20% of the PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. As the Compensation Committee establishes performance goals on an annual basis, threshold, target and maximum net cash flow goals were established for fiscal years 2021, 2020 and 2019 which give rise to a grant date for expense recognition purposes, assuming it is probable that the goals will be achieved. Grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, a Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs, June 30, 2022 for the fiscal 2020 PSUs, and June 30, 2023 for fiscal 2021 PSUs and the threshold net cash flows goal must be achieved in at least one of the years, during the three year Performance Period.

LTIP related stock-based compensation expenses of $517,000 and $77,000 were recognized in the three months ended September 30, 2020 and 2019, respectively and comprise expense associated with the FY 2019, FY 2020 and FY 2021 LTIP awards for which expense is recognized over the service period for RSUs and for PSUs as goals are established and it becomes probable that those goals will be achieved.

Non LTIP Stock Awards

In the three months ended September 30, 2020, 10,812 fully vested shares were granted to management and new outside directors appointed during the first quarter, for an expense of approximately of $503,000 for the quarter.

Total stock-based compensation expense for all fully vested stock grants and all unvested RSUs and PSUs in the three months ended September 30, 2020 was $1,140,000 as compared to $264,000 in the three months ended September 30, 2019.

Results of Operations for the Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019

Net Revenues

See Recent Developments: COVID-19 in conjunction with the following discussion.

Net revenues consist primarily of fees that we generate from the authentication and grading of high-value collectibles, including trading cards and autographs, coins, and related special inserts, if applicable. To a lesser extent, we generate collectibles related service revenues (which we refer to as “other related revenues”) from advertising and commissions earned on our websites and in printed publications and collectibles price guides; subscription/membership revenues related to our CCE (dealer-to-dealer Internet bid-ask market for certified coins), and Collectors Club memberships; and fees earned from promoting, managing and operating collectibles trade shows. Net revenues also include, to a significantly lesser extent, revenues from the sales of products, which consist primarily of coins that we have purchased under our coin authentication and grading warranty policy. We do not consider such product sales to be the focus or an integral part of our ongoing revenue generating activities.

The following tables set forth the information regarding our net revenues for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Authentication and grading fees	$28,697	93.2%	$18,101	89.6%	$10,596	58.5%
Other related services	2,088	6.8%	2,109	10.4%	(21)	(1.0)%
Total revenues	$30,785	100.0%	$20,210	100.0%	$10,575	52.3%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Cards / autographs (1)	$18,612	60.5%	$8,094	40.0%	$10,518	129.9%
Coins:
United States	9,166	29.8%	8,690	43.0%	476	5.5%
China	1,570	5.1%	1,308	6.5%	262	20.0%
France & Hong Kong	714	2.3%	984	4.8%	(270)	(27.4)%
Total Coins	11,450	37.2%	10,982	54.3%	468	4.3%
Other (2)	723	2.3%	1,134	5.7%	(411)	(36.2)%
	$30,785	100.0%	$20,210	100.0%	$10,575	52.3%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade shows and sales of products.

For the three months ended September 30, 2020, our total revenues increased by $10,575,000, or 52.3% to a quarterly record of $30,785,000, from $20,210,000 in the three months ended September 30, 2019. That increase was attributable to an increase of $10,596,000 or 58.5% in authentication and grading fees.

Revenues from other related services in the three months ended September 30, 2020 were essentially the same as the three months ended September 30, 2019 at approximately $2,100,000, as we generated higher collectors club revenue (for both our cards / autographs and coin businesses) and higher affiliate revenues which offset there being no Expos trade show in this year’s first quarter, due to COVID-19.

Revenues from our trading cards / autographs business showed accelerated growth in the three months ended September 30, 2020 as revenues increased by 129.9% to a quarterly record of $18,612,000, due to record demand for our services over recent quarters. We have been increasing capacity, primarily personnel, in recent quarters and again in this year’s first quarter. This allowed us to increase the number of cards authenticated and graded, which combined with higher average service fees earned from customers requiring faster turnaround times for their cards / autographs, resulted in the significant revenues increase. Although revenue growth accelerated this quarter, our card / autographs business has achieved quarter-over-quarter revenue growth in 40 of the last 41 quarters.

U.S. coin revenues increased by 5.5% increase in this year’s first quarter as compared to the same quarter last year, and primarily reflected (i) higher modern fees of $273,000, or 10%, due to higher number of modern coin authenticated and graded from recent releases of coins by the U.S. Mint, and (ii) higher vintage revenues of $194,000 or 5.7%, primarily reflecting a slightly higher average service fee earned due to the mix of coins authenticated and graded in the quarter. Those increases were partially offset by lower coin show revenues in this year’s first quarter of $219,000 or 13%, due to the effects of COVID-19, as discussed above under the Recent Developments: COVID-19.

Our China operation continued to generate improved revenues, with revenue growing by $262,000, or 20.0%, as we added local authentication and grading capacity in China to help offset the effect of travel restrictions that continue to prevent our U.S. coin experts from travelling to China in support of authentication and grading events.

Revenue generation at our Hong Kong and France offices also suffered due to the international travel restrictions and as a result, all coins submissions comprising the Hong Kong and France revenues need to be authenticated and graded in the U.S. and returned to those local offices, which delays turnaround times to customers and revenue generation at those offices.

Our cards / autographs and coin authentication and grading revenues represented approximately 98% of total revenues in the current quarter and reflects the continued importance of those two businesses to our overall financial performance.

For the reasons discussed above under “Factors That Can Affect our Revenues and Gross Profit Margin”, and “Impact of Economic Conditions on our Financial Performance”, the level of coin revenues can be volatile.

With respect to our cards and autographs business, we plan on continuing to increase personnel and authentication and grading capacity to address the continued record backlog in that business. In addition, in early October 2020, we leased additional space which will enable us to support the continued growth of our cards and autographs business.

As previously disclosed, our second fiscal quarter ending December 31, 2020, is typically our seasonally slowest quarter of the year for coins in the United States due to the winter holidays that occur in that quarter and we expect that trend to continue this year. See also Recent Developments: COVID-19.

With respect to China, we will continue to focus on increasing local capacity to offset the travel restrictions discussed above which we expect will result in progressive revenue growth in future quarters.

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

Set forth below is information regarding our gross profit in the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020		2019
	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$19,311	62.7%	$12,109	59.9%

As indicated in the above table, our gross profit margin was 62.7% for the three months ended September 30, 2020 as compared to 59.9% in the same period of the prior year. The higher gross profit margin in this year’s first quarter was due to the higher average service price (“ASP”) earned in our cards and autographs business, mainly resulting from customers paying higher ASPs to improve the turnaround times of their trading card submissions. As discussed in prior filings, there can be variability in the gross profit margin due to the mix of revenues within our businesses, and seasonality (which will primarily impact our U.S. coin business, since we have a record backlog of card submissions). During the three years ended June 30, 2020, our quarterly gross profit margins varied between 53% and 62%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Selling and marketing expenses	$2,269	$2,633
Percent of net revenue	7.3%	13.0%

As indicated in the above table, selling and marketing expenses decreased to 7.3% of net revenues in the three months ended September 30, 2020, as compared to 13.0% in the same period of the prior year. In absolute dollars, selling and marketing expenses decreased by $364,000 in this year’s first quarter, primarily due to the cancellation of the National Sports Collection Convention and the PNG/ANA Numismatic Trade shows due to COVID-19. Those cost savings were partially offset by higher business development and customer service personnel costs, due to the growth of our cards and autographs business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation expense, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three months ended September 30, 2020 and 2019, (in thousands):

	Three Months Ended
	September 30,
	2020	2019
General and administrative expenses	$9,233	$4,839
Percent of net revenue	30.0%	24.0%

As indicated in the above table, G&A expenses increased to 30.0% of revenues in the three months ended September 30, 2020 as compared to 24.0% in the same period of the prior year. In absolute dollars, G&A expenses increased by $4,394,000 in this year’s first quarter as compared to last year’s first quarter and included (i) higher professional fees of $2,235,000 incurred in connection with the activist issue and the recruitment of new board members (ii) higher G&A payroll costs of $993,000 (which was inclusive of higher incentive costs of $645,000 due to the improved performance of the business) and (iii) higher non-cash stock based compensation costs of $885,000 (see below).

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, included elsewhere in this report, and Critical Accounting Policies above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	September 30,
Included In:	2020	2019
Selling and marketing expenses	$8	$17
General and administrative expenses	1,132	247
	$1,140	$264

The increase in non-cash stock based compensation to $1,140,000 in the three months ended September 30, 2020 as compared to $264,000 in the three months ended September 30, 2019 included (i) the grant of fully vested shares with grant date fair values of $503,000 to management and new outside directors during the quarter and (ii) increased expense of $440,000 recognized under the Company’s multi-year LTIPs. The expense attributable to the LTIP PSUs is recognized, based on a grant date fair value set when the annual net cash flow goals are established, and it is probable that those goals will be achieved.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $5,554,000 related to unvested stock-based equity awards outstanding at September 30, 2020, which represents the expense currently expected to be recognized through June 30, 2023, on the assumption that the holders of the equity awards will remain in the Company’s service through that date. The amounts do not include the costs of (i) possible grants of additional stock-based compensation awards in the future, and (ii) PSUs granted in fiscal 2021 and 2020, for which goals are to be established in fiscal 2022 and 2023.

Fiscal Year Ending June 30,	Amount (in thousands)
2021 (remaining 9 months)	$3,492
2022	1,523
2023	539
$5,554

Income Tax Expense

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Income tax expense	$1,865	$1,095

The income tax provisions in the three months ended September 30, 2020 and 2019, were determined based on estimated annual effective tax rates of approximately 24%, and 23%, respectively. Both three-month periods were adjusted for excess tax benefits or deficiencies.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them. In addition, as discussed below, we have borrowings of $1.5 million at September 30, 2020 under our Term Loan and we have $15 million of availability, but no borrowings, under our Revolving Line of Credit.

At September 30, 2020, we had cash and cash equivalents of approximately $36,731,000, as compared to cash and cash equivalents of $28,640,000 at June 30, 2020.

Cash Flows

Cash Provided by Operating Activities. During the three months ended September 30, 2020 and 2019, net cash provided by continuing operating activities was $11,693,000 and $4,336,000, respectively. The increase in cash provided by operating activities in the three months ended September 30, 2020, reflects the significantly higher operating results of our businesses in this year’s first quarter, as adjusted for non-cash expenses and changes in working capital. The higher level of accrued expenses and deferred revenues at September 30, 2020, reflect approximately $1.8 million of accrued professional fees incurred in connection with the activist issue and the recruitment of new board members and an increase in deferred revenues of $1.4 million in prepaid Collector Club memberships, resulting from an increase in the number of Collectors Club members in the quarter.

Cash used in Investing Activities. Investing activities used cash of $1,588,000 and $490,000 in the three months ended September 30, 2020 and 2019, respectively. In the three months ended September 30, 2020, we used $1,207,000 for capital expenditures (comprising IT and infrastructure costs incurred with the addition of operations personnel to increase capacity, combined with on-going tooling requirements to support the growth of the business) and $381,000 for capitalized software costs. In the three months ended September 30, 2019, we used $211,000 for capital expenditures and $279,000 for capitalized software costs.

Cash used in Financing Activities. In the three months ended September 30, 2020 and 2019, financing activities used net cash of $2,014,000 and $1,771,000, respectively. The cash dividends paid to stockholders was $1,588,000 in three months ended September 30, 2020, as compared to $1,583,000 in the three months ended September 30, 2019. In both the three months ended September 30, 2020 and 2019, we repaid $188,000 under our Term Loan (see “Term Loan” below) and in the three months ended September 30, 2020, we repurchased shares of our common stock for $238,000 to satisfy tax withholdings for employee vested shares under our equity incentive programs.

Outstanding Financial Obligations

Lease Obligations

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company was leasing at September 30, 2020 approximately 62,755 rentable square feet space for its operations and headquarters facility. As of September 30, 2020, the remaining aggregate minimum obligations over the term of the lease was approximately $11.7 million. See Subsequent Events to the Condensed Consolidated Financial Statements included elsewhere in this document which discusses the amendment to this lease to increase the rentable square feet by 62,870 as of October 1, 2020, for a total of 125,625 square feet of space occupied.

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

At September 30, 2020, future minimum lease payments under the lease agreements associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2021 (remaining 9 months)	$1,930
2022	2,166
2023	1,671
2024	1,473
2025	1,470
Thereafter	5,070
$13,780

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the then loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500 or $750,000 on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the bank’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with those loan covenants at September 30, 2020.

At September 30, 2020, the Company had $1,500,000 of outstanding borrowings under this Term Loan of which $750,000 is classified as a current liability and $750,000 is classified as a long-term liability in the condensed consolidated balance sheet at September 30, 2020, included elsewhere in this Report.

Revolving Credit Line. On March 10, 2020 the Company amended and increased its $10 million unsecured revolving credit line (the “Credit Line”) to $15 million and extended the term for two years through March 2022. The Company is entitled to obtain borrowings under the Credit Line at such times and in amounts as it may request, as supported by an EBITDA (earnings before interest, taxes, depreciation and amortization) calculation for the last four quarters, provided that the maximum principal amount of the borrowings that may be outstanding at any one time under the Credit Line may not exceed $15 million and each year there must be a period of 30 consecutive days during which no borrowings are outstanding. The Company also may, at any time or from time to time and at its option, repay outstanding borrowings, in whole or in part, and may reborrow amounts so repaid at such times and in such amounts as it deems appropriate.

Credit Line borrowings bear interest, at the Company’s option, either at LIBOR plus 2.25% or at 0.25% below the highest prime lending rate published from time to time by the Wall Street Journal. The Company is required to pay a quarterly unused commitment fee of 0.0625% of the amount by which (if any) that the average of the borrowings outstanding under the Credit Line in any calendar quarter is less than $6 million.

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan (see above) and certain other covenants typical for this type of credit. At September 30, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at September 30, 2020 as there were no borrowings outstanding under the line of credit as of September 30, 2020.

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

Future Uses of Cash.

We plan to use our cash resources, consisting of available cash and cash equivalent balances, internally generated cash flows, and borrowings under our Credit Line (i) to introduce new collectibles related services and initiatives for our existing and new customers (ii) to fund the expansion of our business (domestically and internationally); (iii) to fund capital expenditures and working capital requirements; (iv) to fund possible start-ups or acquisitions of businesses (v) to fund repayments under the term loan; (vi) to fund the payment of cash dividends; and (vii) for other general corporate purposes.

Although we have no current plans to do so, we also may seek additional borrowings and we may issue additional shares of our stock to finance the growth and international expansion of our businesses. However, there is no assurance that we would be able to raise additional borrowings or capital on terms acceptable to us, if at all.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At September 30, 2020, we had $36,731,000 in cash and cash equivalents, of which, $31,844,000 was invested in money market accounts, and the balance of $4,887,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, due to prevailing lower interest rates, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $1,766,000 at September 30, 2020, of which $1,009,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China to Hong Kong or the United States.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 that we filed with the SEC on August 26, 2020.

ITEM 6.	Exhibits

Exhibit 10.67*	Form of Performance Stock Unit Award Agreement for grants of PSUs under the Fiscal 2021 Equity Incentive Program

Exhibit 10.68*	Restricted Stock Unit Agreement for grants of RSUs under the Fiscal 2021 Equity Incentive Program

Exhibit 10.69	Second Amendment to Office Lease entered into as Tenant and Drawbridge Pacific Center, LLC as Landlord, dated as of October 1, 2020

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Furnished, but not filed, herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTORS UNIVERSE, INC.

Date: November 2, 2020	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date: November 2, 2020	By:	/s/ JOSEPH J. WALLACE
Joseph J. Wallace
Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.67*	Form of Performance Stock Unit Award Agreement for grants of PSUs under the Fiscal 2021 Equity Incentive Program

Exhibit 10.68*	Restricted Stock Unit Agreement for grants of RSUs under the Fiscal 2021 Equity Incentive Program

Exhibit 10.69	Second Amendment to Office Lease entered into as Tenant and Drawbridge Pacific Center, LLC as Landlord, dated as of October 1, 2020

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Furnished, but not filed, herewith

E-1